Form 10-Q
period 1994-01-23
FLEETWOOD ENTERPRISES INC/DE/
filed 1994-03-03
CIK 314132

FORM 10-Q


                SECURITIES AND EXCHANGE COMMISSION


                      WASHINGTON, DC   20549



         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)


    X         OF THE SECURITIES EXCHANGE ACT OF 1934


         For the quarterly period ended January 23, 1994



        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)



______        OF THE SECURITIES EXCHANGE ACT OF 1934



    For the transition period from ___________ to ___________



                  Commission File Number 1-7699



                   FLEETWOOD ENTERPRISES, INC.

      (Exact name of registrant as specified in its charter)



     Delaware                      95-1948322

_______________________

________________________________________________

(State or other jurisdiction of         (IRS Employer

incorporation or organization)     Identification Number)


3125 Myers Street, Riverside, California     92503-5527

_________________________________________________________________

_____________

(Address of principal executive offices)          (Zip code)



Registrant's telephone number, including area code          (909)

351-3500


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the

Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



                            Yes   X     No _____


Indicate the number of shares outstanding of each of the issuer's classes of Common stock as of the close of the period covered by this report.


Class                              Outstanding at January 23,

1994

_________________________

_________________________________________


Common stock, $1 par value         45,683,542 shares


Preferred share purchase rights              --



                   CONDENSED FINANCIAL STATEMENTS



     The following unaudited interim condensed financial


statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.


Such financial statements have been reviewed by Arthur Andersen &


Co. in accordance with standards established by the American


Institute of Certified Public Accountants.  As indicated in their report included herein, Arthur Andersen & Co. does not express an opinion on these statements.



     Certain information and note disclosures normally included in annual financial statements prepared in accordance with


generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the


Company believes that the disclosures made are adequate to make the information presented not misleading.  In the Company's


opinion, the statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the periods ending January 23, 1994 and January 24, 1993 and the balances as of January 23, 1994 and


April 25, 1993.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.




             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To the board of directors and shareholders of Fleetwood

Enterprises, Inc.:



     We have made a review of the accompanying condensed

consolidated balance sheet of FLEETWOOD ENTERPRISES, INC. (a

Delaware Corporation) and subsidiaries as of January 23, 1994,

and the related condensed consolidated statements of income for the thirteen and thirty-nine week periods ended January 23, 1994 and January 24, 1993, the condensed consolidated statements of cash flows for the thirty-nine week periods ended January 23,

1994 and January 24, 1993 and the condensed consolidated

statement of changes in shareholders' equity for the thirty-nine week period ended January 23, 1994, in accordance with standards established by the American Institute of Certified Public

Accountants.


     A review of interim financial information consists

principally of obtaining an understanding of the system for the preparation of interim financial information, applying analytical review procedures to the financial data and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an

opinion.


     Based on our review, we are not aware of any material

modifications that should be made to the condensed consolidated financial statements referred to above for them to be in

conformity with generally accepted accounting principles.


     We have previously audited, in accordance with generally

accepted auditing standards, the consolidated balance sheet of

Fleetwood Enterprises, Inc. and subsidiaries as of April 25,

1993, and the related consolidated statements of income, cash flows and changes in shareholders' equity for the year then ended

(not presented herein), and, in our report dated June 24, 1993 we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of April 25,

1993, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




                                   ARTHUR ANDERSEN & CO.




Orange County, California

February 22, 1994



                FLEETWOOD ENTERPRISES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF INCOME (CONDENSED)

                 (Amounts in thousands except per share data)

                                 (UNAUDITED)


                            Thirteen     Thirteen    Thirty-nine

Thirty-nine

                             Weeks         Weeks        Weeks

Weeks

                             Ended         Ended        Ended

Ended

                            Jan. 23,     Jan. 24,     Jan. 23,

Jan. 24,

                              1994         1993         1994

1993



OPERATING REVENUES:

   Manufacturing sales     $538,811      $436,002   $1,625,855

$1,363,106

   Finance interest income    9,812         8,950       27,640

25,668

                            -------       -------      -------

- -------

                            548,623       444,952    1,653,495

1,388,774

COSTS AND EXPENSES:

   Cost of products sold    445,074       355,921    1,331,569

1,099,716

   Operating expenses        79,815        69,555      242,544

217,948

   Finance interest expense   4,133         4,050       11,651

11,441

                            -------       -------      -------

- -------

                            529,022       429,526    1,585,764

1,329,105


   Operating income          19,601        15,426       67,731

59,669


OTHER INCOME (EXPENSE):


   Investment income          1,893         2,484        7,373

8,118

   Interest expense            (698)         (582)      (1,893)

(1,530)

   Other                        (74)         (128)         520

(427)

                              -----         -----        -----

- -----

                              1,121         1,774        6,000

6,161


 Income before provision for

  income taxes and cumulative

  effect of acounting

  change                     20,722        17,200       73,731

65,830


 Provision for

  income taxes               (9,091)       (6,480)     (30,479)

(25,042)


 Minority interest in net

  loss of subsidiary            481            91        1,061

91


 Income before cumulative effect

  of accounting change       12,112        10,811       44,313

40,879


 Cumulative effect of change in

  accounting for income taxes    --            --       (1,500)

- --


     Net income             $12,112       $10,811      $42,813

$40,879


 Income per share before cumulative

  effect of accounting

  change                       $.26          $.23         $.96

$.89


Cumulative effect of change in

  accounting for income taxes    --            --         (.03)

- --


 Net income per Common

  and equivalent share         $.26          $.23         $.93

$.89



 Dividends declared

  per share of Common

  stock outstanding           $.125         $.115        $.375

$.345


 Common and equivalent

  shares outstanding         46,245        46,100       46,151

45,914




                    See accompanying notes to financial

statements.



               FLEETWOOD ENTERPRISES, INC. AND SUBSIDIARIES

                  CONSOLIDATED BALANCE SHEETS (CONDENSED)

                           (Amounts in thousands)


                                 ASSETS


                                        January 23,       April

25,

                                           1994             1993

                                       (Unaudited)


Cash                                    $ 21,490           $

34,834

Investments                              121,358

123,641

Receivables:

  Manufacturing                          135,483

136,125

  Finance company                        333,793

336,776

Inventories:

  Raw materials                          115,476

91,147

  Work in process and finished products   68,944

63,593

Land held for future development           6,767

6,734

Property, plant and equipment            210,648

172,395

Deferred tax benefits                     56,530

52,764

Other assets                              53,800

43,901

                                      ----------           ------

- --

                                      $1,124,289

$1,061,910




                       LIABILITIES AND SHAREHOLDERS' EQUITY



Accounts payable                        $ 71,276           $

54,492

Commercial paper borrowings

  and long-term debt                     307,964

299,549

Employee compensation and benefits        88,074

84,277

Federal and state taxes on income         (7,274)

374

Insurance reserves                        43,985

40,226

Other liabilities                         92,792

79,612

    Total liabilities                    596,817

558,530


Contingent liabilities


Minority interest                           (387)

791


Shareholders' equity:


  Preferred stock, $1 par value,authorized

    10,000,000 shares, none outstanding       --

- --


  Common stock, $1 par value,authorized

    75,000,000 shares, outstanding 45,684,000

    at January 23, 1994 and 45,667,000

    at April 25, 1993                      45,684

45,667

  Capital surplus                          41,260

40,983

  Retained earnings                       441,716

416,031

  Foreign currency translation

    adjustment                               (801)

(92)

                                          -------           -----

- --

                                          527,859

502,589


                                       $1,124,289

$1,061,910



                See accompanying notes to financial statements.



          FLEETWOOD ENTERPRISES, INC. AND SUBSIDIARIES

        CONSOLIDATED STATEMENTS OF CASH FLOWS (CONDENSED)

                      (Amounts in thousands)

                           (UNAUDITED)


                                           Thirty-nine

Thirty-nine

                                           Weeks Ended

Weeks Ended

                                          Jan. 23, 1994      Jan.

24, 1993




CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                     $42,813

$40,879

Adjustments to reconcile net income to net

  cash provided by operating activities:

  Depreciation expense                          13,465

11,433

  Amortization of intangibles and goodwill       1,364

1,202

  Provision for credit losses                    2,479

2,918

  (Gain) loss on sales of property,

    plant and equipment                           (520)

427

  Changes in assets and liabilities:

    (Increase) decrease in manufacturing

      receivables                                  642

(14,113)

    Increase in inventories                    (29,680)

(42,747)

    Increase in deferred tax benefits           (3,766)

(8,138)

    Increase in other assets                   (11,263)

(16,299)

    Increase in accounts payable                16,784

13,174

    Increase in employee compensation

      and benefits                               3,797

5,493

    Increase (decrease) in Federal and

      state taxes on income                     (7,648)

1,565

    Increase in insurance reserves               3,759

814

    Increase in other liabilities               13,180

13,920

  Foreign currency translation adjustment         (709)

(1,575)


Net cash provided by operating activities       44,697

8,953



CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of finance receivables            (732,847)

(621,315)

Principal collected on finance receivables     540,330

489,821

Proceeds from sale of retail sales contracts   193,021

120,059

Change in investments                            2,283

40,766

Purchases of property, plant

  and equipment, net                           (51,198)

(24,473)

Additions to land held for future development      (33)

(67)

Minority interest in subsidiary                 (1,178)

- --


Net cash provided by (used in)

  investing activities                         (49,622)

4,791



CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of commercial paper   1,319,562

1,541,001

Principal payments on commercial paper      (1,281,147)

(1,540,284)

Payment of long-term debt                      (30,000)

- --

Dividends to shareholders                      (17,128)

(15,747)

Proceeds from exercise of stock options            294

57


Net cash used in

  financing activities                          (8,419)

(14,973)


Decrease in cash                               (13,344)

(1,229)

Cash at beginning of period                     34,834

27,681


Cash at end of period                          $21,490

$26,452


Supplementary disclosures:

  Income taxes paid                            $42,949

$31,684

  Interest paid                                 15,160

14,269



        See accompanying notes to financial statements



                  FLEETWOOD ENTERPRISES, INC.

              CONSOLIDATED STATEMENT OF CHANGES

              IN SHAREHOLDERS' EQUITY (CONDENSED)

                    (Amounts in thousands)

                       (UNAUDITED)



Foreign


Currency

                                                            Trans-

Total

                      Common Stock

lation   Share-

                   Number of           Capital   Retained

Adjust-  holders'

                    Shares    Amount   Surplus   Earnings   ment

Equity



Balance

  April 25, 1993    45,667   $45,667   $40,983   $416,031   $(92)

$502,589


  Add (deduct)-


  Net income          --       --         --       42,813      --

42,813


  Cash dividends

    declared on

    Common stock      --       --         --      (17,128)     --

(17,128)


  Stock options

    exercised           17       17       277       --       --

294


  Foreign currency

    translation

    adjustment        --       --          --       --      (709)

(709)


Balance

  January 23, 1994  45,684  $45,684    $41,260   $441,716  $(801)

$527,859


           See accompanying notes to financial statements.





          FLEETWOOD ENTERPRISES, INC. AND SUBSIDIARIES


      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                        JANUARY 23, 1994



1) Reference to Annual Report


   Reference is made to the Notes to Consolidated Financial

   Statements included in the Company's Form 10-K annual report for the year ended April 25, 1993.  As disclosed in Note 1 of the Notes to Consolidated Financial Statements, per share

   amounts and equivalent shares outstanding have been restated

   to reflect a two-for-one split of the Company's Common stock effected in the form of a stock dividend in the fourth

   quarter of fiscal 1993.



2) Change in Accounting for Income Taxes


   Effective with the beginning of fiscal year 1994, the Company adopted Statement of Financial Accounting Standards No. 109,

   "Accounting for Income Taxes."  This new standard requires that deferred tax balances be calculated using tax rates in effect when the taxes will be paid.  The adoption of this

   accounting standard results in a slight adverse effect on the

   Company's earnings and working capital in the period of the change because the Company's deferred tax balances exceed its deferred tax credits.  Included in the consolidated statement of income for the nine months ended January 23, 1994 is a

   cumulative charge of $1.5 million or 3 cents per share which represents a catch-up adjustment to recalculate deferred tax balances.  Prior years' financial statements have not been restated as a result of this change.


   The provision for income taxes is comprised of the following for the nine months ended January 23, 1994 (dollars in

   thousands):


       Current:

          Federal                           $29,024

          Foreign                               194

          State                           5,027

                                             34,245

       Deferred:

          Federal                           (3,296)

          State                               (470)

                                            (3,766)

                                            $30,479


   The deferred income tax provision resulted from the following temporary differences in the  recognition of revenues and

expenses for tax and financial reporting purposes for the nine months ended January 23, 1994 (dollars in thousands):


       Dealer volume rebates                 $(403)

Deferred compensation                       (1,027)

       Insurance reserves                   (8,252)

       Depreciation                             517

       Other financial accruals               5,399

                                           $(3,766)


   The components of the Company's deferred income tax benefit

(liability) as of January 23, 1994 are as follows (dollars in thousands):


       Insurance reserves                   $24,343

       Deferred compensation                 11,604

       Warranty reserves                     11,611

       Dealer volume rebates                  2,792

       Depreciation                         (4,183)

       Other financial accruals              10,363

                                            $56,530


             MANAGEMENT'S DISCUSSION AND ANALYSIS OF



          RESULTS OF OPERATIONS AND FINANCIAL CONDITION




Current Quarter Compared to Same Quarter Last Year


Net income for the quarter ended January 23, 1994 increased 12 percent to $12,112,000 or 26 cents per share compared to $10,811,000 or 23 cents per share recorded in last year's similar period.

Revenues climbed 23 percent to a third quarter record $548.6 million,

up from $445.0 million a year ago.  The improved earnings are primarily being driven by strong growth in sales of manufactured housing.  The earnings results have been moderated somewhat by lower profits from the recreational vehicle group which is experiencing margin pressure despite achieving good sales growth.


Housing group revenues reached an all-time high for the January quarter and for the nine-month period as well.  Sales for the quarter jumped 32 percent to $251.7 million compared to last year's $190.0 million.  Unit volume rose 23 percent in the winter quarter to 13,475 homes.  This improvement reflects the continuing recovery in the manufactured housing market and a rising market share for the

Company.  Housing group sales represented 46 percent of total Company revenues compared to 43 percent last year.


Recreational vehicle revenues were the highest for any third quarter on record, rising 16 percent to $278.3 million compared to $240.3 million a year ago.  The increase largely reflects an upturn in domestic motor home sales which rose 24 percent to $164.0 million on a 21 percent rise in unit volume to 3,266 units.  In the towables category, the travel trailer division achieved record sales of $94.6 million, 14 percent ahead of last year's January period.  Travel trailer shipments were up 14 percent to 7,659 units.  The folding trailer division experienced a slight 1 percent sales decline to

$14.4 million on a 6 percent drop in unit volume to 3,603 units.

With the European economy in the midst of a recession, the Company's

RV operation in Germany recorded revenues of $5.3 million in the third quarter, down from $10.3 million a year ago.  Recreational vehicle sales accounted for 51 percent of total Company revenues,

down from 54 percent last year.


Manufacturing gross profit was 17.4 percent of sales, down from 18.4 percent last year, primarily due to rising lumber costs in housing and the effect of competitive pricing in the towables segment of the

RV market.


Operating expenses increased 15 percent to $79.8 million, but dropped as a percentage of revenues from 15.6 percent to 14.5 percent reflecting the higher sales volume.  Selling expenses rose 35 percent to $32.1 million, primarily due to higher product warranty costs and sales promotion expenses.  General and administrative expenses rose 4 percent to $47.7 million largely due to higher employee compensation and benefits.  Much of this was related to increased staffing requirements for new housing operations.


Non-operating income in the third quarter included net interest income of $1.2 million compared to $1.9 million a year ago.  The reduced investment income resulted from lower rates of return and smaller invested balances.


The combined Federal and state income tax rate was 43.9 percent compared to last year's 37.7 percent.  The higher rate this year reflects not only the increase in the U.S. Federal corporate tax rate, but also the effect of no tax benefit for losses from the

Company's European operation.




Current Year-To-Date Compared to Same Period Last Year


Earnings for the nine months were $42,813,000 or 93 cents per share, after recording a one-time charge of $1,500,000 or 3 cents per share in the first quarter to reflect a change in accounting for income taxes under Statement of Financial Accounting Standards

No. 109.  This compares to $40,879,000 or 89 cents per share for the similar period last year.  Consolidated revenues increased 19 percent to $1.65 billion, the highest nine-month revenues in the

Company's history.  This compares to $1.39 billion for the

corresponding period last year.


Housing revenues for the first nine months of fiscal 1994 surged

31 percent to $739.9 million, the highest nine-month revenues on record.  Unit volume rose 21 percent to 40,233 homes.  Housing group sales represented 45 percent of total Company revenues compared to 41 percent last year.


The RV group achieved record nine-month revenues of $864.0

million, 10 percent ahead of last year's $783.2 million.  Domestic motor home sales increased 12 percent to $491.7 million on an 8 percent rise in unit volume to 10,615 units.  Revenues for the folding trailer division jumped 23 percent to a record $55.0 million on the strength of sales gains in the first six months.

Folding trailer shipments matched the 23 percent revenue gain with unit volume of 14,157.  The travel trailer division posted a 4 percent increase in revenues to $299.3 million, as shipments rose

3 percent to 24,089 units.  European RV sales for the first nine months of fiscal 1994 were $17.9 million.  Recreational vehicle sales accounted for 52 percent of total Company revenues, down from 56 percent last year.


Manufacturing gross profit declined to 18.1 percent of sales from

19.3 percent last year, largely for the same reasons discussed in the comparison of quarterly results.


Operating expenses rose 11 percent to $242.5 million, but

decreased as a percentage of revenues from 15.7 percent to 14.7 percent reflecting the effect of higher volume as discussed

earlier.  Selling expenses of $92.4 million were up 21 percent primarily due to higher product warranty costs and increases in product financing and sales promotion expenses.  General and administrative expenses increased 6 percent to $150.1 million largely due to higher employee compensation and benefits as

discussed previously, along with increased costs for product development activities.


Non-operating income in the first nine months included net

interest income of $5.5 million, down from $6.6 million reported last year, due to reasons discussed previously.


For basically the same reasons explained in the quarterly

comparison, the combined Federal and state income tax rate rose to

41.3 percent for the current nine-month period, up from 38.0 percent in last year's comparable period.


               PART II         OTHER  INFORMATION



There are no other items to be reported or exhibits to be filed.




                           SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934,

the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   FLEETWOOD ENTERPRISES, INC.





_______________________________

                                   Paul M. Bingham

                                   Financial Vice President

                                   and Chief Financial Officer

March  3, 1994