Form 10-K
period 1994-04-24
FLEETWOOD ENTERPRISES INC/DE/
filed 1994-07-07
CIK 314132

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K


(MARK ONE)       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
  [X]        OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                    For the fiscal year ended April 24, 1994

                                       OR
               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
  [_]       OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                      For the transition period from  to

                         COMMISSION FILE NUMBER 1-7699

                          FLEETWOOD ENTERPRISES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                               95-1948322
    (STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

     3125 MYERS STREET, RIVERSIDE,                    92503-5527
              CALIFORNIA                              (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE
               OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (909) 351-3500

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT:

                                                   NAME OF EACH EXCHANGE ON
      TITLE OF EACH CLASS                              WHICH REGISTERED
      -------------------                         ------------------------
      COMMON STOCK, $1 PAR VALUE                  NEW YORK STOCK EXCHANGE, INC.
                                                  PACIFIC STOCK EXCHANGE, INC.
      PREFERRED SHARE PURCHASE RIGHTS             NEW YORK STOCK EXCHANGE, INC.
                                                  PACIFIC STOCK EXCHANGE, INC.

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      NONE
                                (TITLE OF CLASS)

  INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
                               YES   X  NO
                                     -      -
  AGGREGATE MARKET VALUE OF COMMON STOCK HELD BY NON-AFFILIATES ON JUNE 23, 1994: $738,545,000 (37,394,692 SHARES AT CLOSING PRICE ON NEW YORK STOCK EXCHANGE OF $19.75). FOR THIS PURPOSE ALL SHARES HELD BY OFFICERS AND DIRECTORS ARE CONSIDERED TO BE HELD BY AFFILIATES, BUT NEITHER THE REGISTRANT NOR SUCH PERSONS CONCEDE THAT THEY ARE AFFILIATES OF THE REGISTRANT.

          COMMON STOCK OUTSTANDING ON JUNE 23, 1994: 45,995,542 SHARES

                      DOCUMENTS INCORPORATED BY REFERENCE:

     THE COMPANY'S PROXY STATEMENT WITH RESPECT TO ITS 1994 ANNUAL MEETING.

                          FLEETWOOD ENTERPRISES, INC.

                                     PART I

ITEM 1. BUSINESS

GENERAL

  Fleetwood Enterprises, Inc. is the nation's largest producer of recreational vehicles (motor homes, travel trailers, folding trailers and slide-in truck campers) and manufactured housing. The Company's principal manufacturing activities are primarily conducted in 18 states within the U.S., and to a much lesser extent in Canada and Europe. In addition, the Company operates three supply companies which produce components for the primary manufacturing operations, while also generating outside sales. The Company's wholly owned finance subsidiary, Fleetwood Credit Corp., provides wholesale and retail financing for Fleetwood recreational vehicles.

  Fleetwood's business began in 1950 through the formation of a California corporation. The present company was incorporated in Delaware in September 1977, and succeeded by merger to all the assets and liabilities of the predecessor company. The Company's principal executive offices are located in Riverside, California. As used herein, the terms "Fleetwood" or "Company" mean Fleetwood Enterprises, Inc. and its subsidiaries, unless otherwise indicated by the context.

FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS

  The following table sets forth revenues by business segment and the relative contribution of such revenues to total revenues for the past three fiscal years. Information with respect to operating profit (loss) and identifiable assets by industry segment is shown in the Notes to Consolidated Financial Statements in Part II of this Form 10-K.

                                              YEARS ENDED APRIL
                                 ----------------------------------------------
                                    1994     %      1993     %      1992     %
                                 ---------- ---  ---------- ---  ---------- ---
                                            (DOLLARS IN THOUSANDS)
Recreational vehicles:
  North American shipments--
    Motor homes................. $  706,105  30% $  625,145  32% $  592,792  37%
    Travel trailers.............    433,441  18     405,505  21     330,409  21
    Folding trailers............     72,671   3      64,454   3      48,852   3
  European shipments............     29,199   1      18,923   1          --  --
                                 ---------- ---  ---------- ---  ---------- ---
                                  1,241,416  52   1,114,027  57     972,053  61
                                 ---------- ---  ---------- ---  ---------- ---
Manufactured housing............  1,054,267  44     774,784  40     574,149  36
                                 ---------- ---  ---------- ---  ---------- ---
Supply operations...............     36,501   2      19,088   1      11,855   1
                                 ---------- ---  ---------- ---  ---------- ---
Finance revenues................     37,191   2      34,022   2      31,291   2
                                 ---------- ---  ---------- ---  ---------- ---
                                 $2,369,375 100% $1,941,921 100% $1,589,348 100%
                                 ========== ===  ========== ===  ========== ===

RECREATIONAL VEHICLES

 Motor Homes:

  Fleetwood is the largest producer of motor homes in the United States, manufacturing products under the brand names American Eagle, Bounder, Coronado, Flair, Jamboree, Pace Arrow, Southwind and Tioga.

  Motor homes are self-propelled vehicles which are primarily utilized for vacations, camping trips and other leisure activities. A motor home is a bus-like unit built directly on a purchased automotive chassis. The interior typically includes the driver area, kitchen, bathroom, dining and sleeping areas. The Company's American Eagle, Bounder, Coronado, Flair, Pace Arrow and Southwind lines are conventional (Type A) motor homes which are fully self-contained, having sleeping accommodations for four to eight people and such optional features as air conditioning, auxiliary power generator and stereo radio. These units are available in a variety of models ranging in length from 22' to 39'. Jamboree and Tioga are more compact (Type C) motor homes built on cut-away van chassis with basically the same features and options as full-size conventional models. Type C units are available in various models ranging in length from 18' to 31'.

  In September 1992, the Company acquired an 80 percent interest in Niesmann & Bischoff, a European motor home manufacturer located in Koblenz, Germany. This acquisition was the Company's first venture into the European recreational vehicle market. Until recently, this company was primarily a maker of luxury-priced motor homes under the "Clou Liner" and "Clou Trend" brand names. During fiscal 1994, the subsidiary expanded its product offering to include a more moderately priced Class C motor home under the Flair brand name.

 Travel Trailers:

  Fleetwood is the largest manufacturer of travel trailers in the United States, marketing products under the brand names Avion, Mallard, Prowler, Savanna, Terry and Wilderness.

  Fleetwood's travel trailers are designed to be towed by pickup trucks, vans or other appropriate tow vehicles, and are similar to motor homes in use and features. Although they are not generally designed to provide permanent living quarters, travel trailers do provide comfortable living facilities for short periods of time. All travel trailer models produced by the Company include sleeping, eating and bathroom facilities. In addition, all of the Company's travel trailers are self-contained units with their own lighting, heating, refrigeration, fresh water storage tanks and sewage holding tanks so that they can be lived in for short periods without being attached to utilities.

  Conventional travel trailers produced by Fleetwood are in 8' widths and vary in length from 16' to 39' (including trailer hitch). The Company also produces fifth-wheel trailers which are designed to be towed exclusively by pickup trucks. Slide-in truck campers under the Caribou and Elkhorn brand names are manufactured in some of the Company's travel trailer factories. These units are similar in use and features to travel trailers, but are designed to fit in the bed of a pickup truck.

 Folding Trailers:

  With the acquisition of The Coleman Company's folding trailer operation in December 1989, Fleetwood became the nation's largest manufacturer of folding trailers. Folding trailers provide a lower cost alternative to travel trailers and are lighter and easier to tow. All models have eating and sleeping facilities and range in length from 17' to 23'.

MANUFACTURED HOUSING

  With many of the nation's households priced out of the site-built single family home market, manufactured housing has for some time been the principal source of housing in the economical new home market. Manufactured homes are transported from the factory to the site in one or more sections, and are installed utilizing their own chassis on either temporary or permanent foundations. Although manufactured homes are transportable, they are rarely moved after shipment from the factory to the homesite. About 60 percent of the manufactured homes produced in the United States are placed on individually owned lots. The balance are located on leased sites in manufactured housing communities.

  Homes manufactured by the Company are built to manufactured home construction and safety standards established by the U.S. Department of Housing and Urban Development. Fleetwood produces manufactured housing using efficient, assembly-line techniques with basically the same materials that are used in site-built homes. The Company purchases components primarily from outside sources, installs plumbing, electrical and heating systems and fabricates sub-floors, walls, cabinets and wardrobes. Interior walls are typically constructed with a drywall material and exterior walls from wood products, anodized steel, simulated stucco or a combination of these materials. Roofs are covered with asphalt or wood shingles or constructed of galvanized steel.

  Fleetwood's housing products are sold under various trade names with models available in a variety of floorplans ranging in size from 480 to 2,450 square feet. A typical manufactured home includes a living room, dining area, kitchen, one or two bathrooms, and usually two or more bedrooms. Substantially all of the Company's homes are equipped with carpeting, major appliances, drapes and forced air furnaces, and may include furniture, all of which are included in the base price. Optional features available include upgraded furniture packages, air conditioning, automatic dishwashers and washers and dryers. Retail prices of the Company's manufactured homes range from approximately $10,000 up to about $70,000, although most are designed to sell for under $25,000.

  In some states, manufactured homes are still classified legally and by taxing authorities as personal property rather than real estate. Historically, they have been financed as personal property with shorter loan maturities and higher interest rates than conventional home mortgages. However, over the past decade a growing number of states have begun treating manufactured homes as real estate for tax and titling purposes. This is especially the case when they are attached to permanent foundations on individually owned lots. Such real estate treatment has in turn favorably affected financing. Retail financing has moved closer to that of site-built housing, especially in those areas of the country where multi-section homes have become a significant factor, or where land is also being purchased and financed in the same transaction.

FLEETWOOD CREDIT CORP.

  The Company's wholly owned finance subsidiary, Fleetwood Credit Corp., provides wholesale and retail financing to purchasers of the Company's recreational vehicles. Financing is provided on terms which are customary in the industry and secured by the product being financed. Lending operations for this subsidiary began early in fiscal 1987 with the opening of a Southern California office. With the addition of regional offices in Northern California, Oregon, Indiana, Georgia, Massachusetts, Texas, New Jersey and Kansas, the credit company has since become a nationwide lending operation with the capability of servicing most of Fleetwood's RV dealer network. Up to the present time, the finance subsidiary's growth has been funded through a combination of capital contributions from the parent company, commercial paper borrowings, long-term debt and the sale of retail sales contracts to investors. Future growth is expected to be financed by using similar sources. See Notes 1, 2, 4, 6, 10, 11 and 15 of the Notes to Consolidated Financial Statements in
Part II of this Form 10-K for further information.

SUPPLY OPERATIONS AND OTHER BUSINESSES

  Supply operations consist of two fiberglass manufacturing companies and a lumber milling operation. These operations provide a reliable source of quality components for the Company's principal manufacturing businesses, while also generating some outside sales.

  The Company's wholly owned insurance subsidiary, Gibraltar Insurance Company, Ltd., established in 1977, insures primarily products liability risks of the parent company and its subsidiaries.

  During fiscal 1990, the Company purchased a 75 acre land parcel located in Southern California, and was planning to develop the parcel as a site-built housing tract. Preliminary work has been done with respect to planning and approvals, but the project is currently on hold.

SALES AND DISTRIBUTION

  Fleetwood's policy is to produce manufactured housing only against orders received from dealers, and the Company does not generally maintain an inventory of finished homes. Recreational vehicles are sometimes built for inventory, particularly during the winter months in anticipation of heavier spring demand. The Company sells its recreational vehicles and manufactured housing to independent dealers operating from approximately 3,000 locations in 49 states and Canada. Historically, the Company has sold its products through many independent dealers, none of which individually accounted for a material part of the Company's total sales. Large chain dealerships have in recent years become more important distributors of the Company's manufactured housing products. However, no single dealer accounted for more than two percent of Fleetwood's total sales during the most recent fiscal year. In the past, the Company has not had many exclusive dealership arrangements and most dealers sell competitive lines; however, there is a growing trend toward more exclusive dealership arrangements.

  Fleetwood provides most purchasers of its recreational vehicles and manufactured housing with a one-year warranty against defects in materials and workmanship, excluding only certain specific components which are separately warranted by the suppliers. With respect to manufactured homes, the Company provides a five-year warranty on structural, plumbing and electrical system failures for homes produced after March 15, 1993. In the case of motor homes, the warranty period is one year or until a unit has been driven 15,000 miles, whichever occurs first. Annual expenses under such warranties were approximately $59.4 million in 1994 and $47.1 million in 1993. Until fiscal 1994, the Company also had a program under which dealers were compensated for inspecting Fleetwood recreational vehicles at the time of sale. This program was discontinued during fiscal 1994. Expenses under this program were approximately $596,000 in 1994 and $1.6 million in 1993.

  For the past few years, the Company has been actively involved in the quality improvement process which has as one of its objectives the enhancement of customer satisfaction. This process is facilitated by the use of independent consumer surveys to determine whether retail customers are satisfied with the quality of their Fleetwood product and the level of service provided by the retailer. An independent consumer research firm conducts telephone surveys and feeds back customer responses to the Company's manufacturing entities and dealers to reinforce quality performance and eliminate customer problems. Each year, specific customer satisfaction goals are established for the Company's manufacturing operations and independent retailers. Dealers who meet these performance standards are recognized with the Company's Circle of Excellence award, and Fleetwood manufacturing centers are similarly honored for reaching high levels of customer satisfaction. These efforts have resulted in increased awareness by Company employees and retailers of the importance of product quality and service, which in turn has significantly improved the Company's customer satisfaction ratings.

  Ultimately, the level of Company sales to dealers is determined by the rate of dealer sales to retail customers. However, in the short run the Company's shipments may vary markedly from retail sales because of dealers' adjustments to inventories (upward or downward) based upon such factors as seasonality, current or impending new model introductions, expectations of future demand and inventory financing costs. Sales of manufactured housing are somewhat seasonal and tend to be lower during the winter months in most areas. Recreational vehicles are used primarily by vacationers and campers and, as a result, sales historically have been higher during the Company's first and fourth fiscal quarters.

  Sales of recreational vehicles and manufactured housing are generally made to dealers either on a C.O.D. basis or under commitments by financial institutions which have agreed to finance dealer purchases. The Company provides financing support programs exclusively for Fleetwood products. One such program with the Company's finance subsidiary provides floor plan financing to Fleetwood recreational vehicle dealers at below-market interest rates, with the Company subsidizing the interest cost. A similar program exists with an outside lending institution. Under these arrangements, the interest rate to the dealer varies depending on market rates and the extent to which the Company subsidizes the programs. The aggregate cost of these wholesale finance subsidies was $6.5 million in 1994 and $6.3 million in 1993. The Company also has a retail financing support program for retail buyers of Fleetwood recreational vehicles. Through Fleetwood Credit Corp. and an outside financial institution, the Company provides retail financing at below-market interest rates, compensating the financing source for the difference between the actual and market interest rates. The estimated cost to the Company for retail financing was $4.4 million in 1994 and $3.1 million in 1993.

  In fiscal 1992, the Company formed an alliance with Associates Corporation of North America, a unit of Ford Motor Company, for the purpose of establishing a wholesale and retail financing program exclusively for Fleetwood manufactured housing retailers. Currently, about 1,000 retailers participate in this program representing nearly 55 percent of the Company's housing volume. There is no investment or direct cost on the part of the Company in this financing program.

  As is customary in the industry, most lenders financing dealer inventories require the Company to execute repurchase agreements. These agreements provide that in the event a dealer defaults on repayment of the financing, the Company may be required to repurchase its product from the lenders in accordance with a declining repurchase price schedule. The risk of loss under these agreements is spread over numerous dealers and lenders, and is further reduced by the resale value of any products which may be repurchased. The number of units repurchased and the losses incurred under these agreements have not been significant in the past.

IDLE FACILITIES

  Idle facilities include closed plants and certain other properties which are not in current use by the Company. There were five idle plants at the end of 1994 and nine in 1993. During fiscal 1994, three idle facilities were sold and one previously idle plant was activated.

  There are no immediate plans to reopen any of the closed plants. The remaining idle facilities consist solely of land and multi-purpose buildings with nominal carrying costs. The book value of idle facilities was $6.9 million at April 24, 1994 and $9.1 million at April 25, 1993, net of accumulated depreciation of $3.5 million and $5.4 million, respectively. In the opinion of management, the carrying values of idle facilities are not in excess of realizable value. The Company has generally been successful in disposing of idle facilities at prices that exceed carrying values.

ENGINEERING AND PRODUCT DEVELOPMENT

  The Company is continually engaged in the development of new designs and production techniques for Fleetwood products and in testing construction materials. Amounts spent on these activities were $16.7 million in 1994 and $14.7 million in 1993.

REGULATION (SEE ALSO "COMPETITION AND BUSINESS RISKS")

  Standards established by the Federal government, several state and local governments and the government of Canada regulate the installation of plumbing, heating and electrical systems and construction methods utilized in the Company's products. Accordingly, plans and specifications for Fleetwood products are required to be approved and units may be inspected by the appropriate agency prior to completion. The U.S. Department of Housing and Urban Development (HUD), which establishes construction and safety standards affecting the Company's manufactured homes, recently promulgated significant changes concerning wind safety and energy standards which will become effective during fiscal year 1995. These regulations will impose substantial cost increases on manufactured homes in certain geographic areas, hurricane-prone zones in the case of wind safety standards and, in the case of energy standards, areas where heating or air conditioning use is especially prevalent.

  The Company is subject to provisions of the Housing and Community Development Act of 1974, under which HUD may require manufactured housing producers to send notifications to customers of noncompliances with standards or to repair manufactured homes which contain certain hazards or defects. Amendments to the Act, which would reduce the current notification requirements and make a number of other changes, are currently under consideration. The Company is also subject to the National Traffic and Motor Vehicle Safety Act under which the Department of Transportation may require manufacturers to recall recreational vehicles which contain safety-related defects. Fleetwood has periodically determined on its own initiative to recall and repair certain units and, on occasion, has had disputes with such Departments over allegations that its products fail to comply with Federal standards. The costs associated with such notification or recall campaigns were not significant in the past.

  In 1985, HUD adopted product standards regulating formaldehyde emissions from particleboard and plywood used in manufactured homes and required an air quality notice regarding formaldehyde to be placed prominently in all manufactured homes. HUD's regulations are intended to preempt state and local formaldehyde standards and notice requirements with respect to manufactured home purchasers.

  In recent years, laws and regulations concerning outdoor air pollution have imposed substantial compliance costs on manufacturers. This is especially true in Southern California, home of the South Coast Air Quality Management District (SCAQMD), where the Company's corporate headquarters and five manufacturing plants are located. SCAQMD enforcement efforts have increased in recent years.

COMPETITION AND BUSINESS RISKS

  Recreational vehicles produced by Fleetwood are intended for use on public highways, and gasoline is required for the operation of motor homes and most vehicles used to tow travel trailers and folding trailers. Shortages and significant increases in the price of gasoline have had a substantial adverse effect on the market for these products twice in the past and could again adversely affect demand in the future. The substantial contraction of industry and Fleetwood RV sales during fiscal 1980 and 1981, and the subsequent improvements in sales as energy concerns abated, are indicative of the sensitivity of the RV business to energy developments.

  The recreational vehicle and manufactured housing businesses are heavily dependent on the availability and terms of financing for dealer and retail purchases. Consequently, increases in interest rates and the tightening of credit through governmental actions or other means have adversely affected the Company's business in the past and are likely to do so in the future.

  Some components of recreational vehicles and manufactured homes are produced by only a small group of reputable suppliers which have the capacity to supply large quantities on a national basis. This is especially true in the case of motor home chassis where General Motors Corporation and Ford Motor Company are the dominant suppliers. Shortages, production delays or work stoppages by the employees of such suppliers could have a substantial adverse impact on the Company's business.

  The businesses of producing and selling manufactured housing and recreational vehicles are highly competitive as to price, design, quality and service. There is competition from many other manufacturers, some of which, though smaller than the Company, focus on specific product lines or geographic areas and provide significant competition.

  Any limitation on the growth of the number of spaces for manufactured homes due to any cause, including local ordinances, which affects the operation of manufactured housing communities, could adversely affect Fleetwood's housing business. Manufactured housing communities are subject to local zoning ordinances and other local regulations relating to utility service and construction of roadways. In the past, there has been resistance on the part of property owners to the adoption of zoning ordinances permitting the location of manufactured homes in residential areas, which is believed to have adversely affected the growth of the industry. However, in recent years, important strides have been made in the elimination of discriminatory zoning laws as more state and local authorities have recognized the importance of manufactured housing in the overall housing market.

EMPLOYEE RELATIONS

  As of April 24, 1994, the Company and its subsidiaries had approximately 16,000 employees. Employment during the preceding 12 months ranged from approximately 14,000 to 16,000 employees. Most full-time employees are provided with paid annual vacations, group life insurance, medical and hospitalization benefits, a retirement plan and other fringe benefits. Approximately 600 of these employees hold management or supervisory positions and work pursuant to written contracts. Pursuant to these contracts, such employees may receive incentive compensation depending on the financial performance of the employer entity, which can represent a substantial part of their total compensation.

  As of April 24, 1994, collective bargaining agreements were in effect at two of Fleetwood's manufacturing locations covering a total of approximately 800 employees. Expiration dates for these agreements are in September 1994 and October 1996. Except for employees at these plants, no other Company employees are represented by a certified labor organization.

ITEM 2. PROPERTIES

  The Company owns its executive offices which are located at 3125 Myers Street in Riverside, California. The administrative offices, which occupy 173,500 square feet, are situated on Company-owned parcels of land totaling approximately 18.1 acres. The following table describes additional property and buildings owned or leased by the Company and its subsidiaries which are utilized for manufacturing, research and development, and administrative purposes as of April 24, 1994.

                                                                     APPROXIMATE
                                                         APPROXIMATE   SQUARE
FACILITY AND LOCATION                                      ACREAGE     FOOTAGE
- ---------------------                                    ----------- -----------
Plants Producing Recreational Vehicles:
  Motor Homes:
    Chico, California...................................    28.6       153,300
    Riverside, California...............................    36.8       326,700
    Decatur, Indiana....................................    90.0       327,900
    Decatur, Indiana....................................    29.3       179,300
    Paxinos, Pennsylvania...............................    71.6       187,400
    Polch, Germany......................................    32.1       126,000
  Motor Home Service Facilities:
    Riverside, California...............................     9.5        60,600
    Decatur, Indiana....................................    24.6        90,000
    Paxinos, Pennsylvania...............................     7.1        39,600
  Travel Trailers:
    Rialto, California(1)...............................    18.8       115,700
    Crawfordsville, Indiana.............................    15.0       131,500
    Hancock, Maryland...................................    20.5       102,900
    Omaha, Nebraska.....................................    18.5       112,100
    Edgerton, Ohio......................................    16.6        92,700
    LaGrande, Oregon....................................    32.0        98,000
    Pendleton, Oregon...................................    20.8       218,700
    Longview, Texas.....................................    42.8       152,900
    Winchester, Virginia................................    20.6       122,700
    Lindsay, Ontario, Canada............................     9.2       140,800
  Folding Trailers:
    Somerset, Pennsylvania..............................    42.6       392,500
Plants Producing Manufactured Housing:
    Hamilton, Alabama...................................    10.2       116,300
    Glendale, Arizona...................................     9.3       118,300
    Riverside, California...............................    18.8        93,200

                                                                   APPROXIMATE
                                                       APPROXIMATE   SQUARE
FACILITY AND LOCATION                                    ACREAGE     FOOTAGE
- ---------------------                                  ----------- -----------
    Woodland, California..............................    15.8       100,700
    Auburndale, Florida...............................    13.7        97,200
    Haines City, Florida..............................    13.6        89,800
    Plant City, Florida...............................    11.5        74,000
    Alma, Georgia.....................................    43.6       173,100
    Broxton, Georgia..................................    20.0        80,900
    Douglas, Georgia..................................    25.7       273,600
    Douglas, Georgia..................................    20.7       114,600
    Fitzgerald, Georgia...............................    18.6       116,400
    Pearson, Georgia..................................    13.3       126,300
    Pearson, Georgia..................................    11.2        88,500
    Nampa, Idaho......................................    19.8       153,500
    Garrett, Indiana..................................    22.1       108,800
    Garrett, Indiana..................................    20.4        99,700
    Lexington, Mississippi............................    51.6       172,100
    Lumberton, North Carolina.........................    55.0        87,300
    Mooresville, North Carolina.......................    21.8       110,900
    Pembroke, North Carolina..........................    32.4       151,100
    Roxboro, North Carolina...........................    20.0        94,700
    Woodburn, Oregon..................................    22.4       183,400
    Elizabethtown, Pennsylvania.......................    17.5       101,000
    Elizabethtown, Pennsylvania.......................    19.7       112,400
    Gallatin, Tennessee...............................    18.2       183,800
    Westmoreland, Tennessee...........................    38.6       143,900
    Westmoreland, Tennessee...........................    20.6       114,800
    Waco, Texas.......................................    34.2       283,200
    Waco, Texas.......................................    13.0       114,600
    Rocky Mount, Virginia.............................    13.8        83,400
    Woodland, Washington..............................    18.0        95,400
Plants Producing Components:
    Fontana, California...............................    11.9        83,000
    Riverside, California.............................    10.0       111,000
    Hauser Lake, Idaho................................    28.0        81,000
    Decatur, Indiana..................................    29.7       216,500
Division Offices and Research and Development
 Facilities:
    Riverside, California.............................    21.9       234,300

  The following Company-owned manufacturing facilities were not in operation as of April 24, 1994. There are no immediate plans to reopen any of these facilities.

                                                                     APPROXIMATE
                                                         APPROXIMATE   SQUARE
FACILITY AND LOCATION                                      ACREAGE     FOOTAGE
- ---------------------                                    ----------- -----------
Riverside, California...................................    17.6        73,700
Williamsport, Maryland..................................    45.1        71,600
Benton Harbor, Michigan(2)..............................    44.1       104,700
Cushing, Oklahoma.......................................    15.2        70,000
Lindsay, Ontario, Canada................................    20.0        72,000

- --------
(1) Includes 4.0 acres and 27,100 square foot building leased from unaffiliated outside party.
(2) A portion of this facility is being leased to an unaffiliated party who has an option to purchase.

ITEM 3. LEGAL PROCEEDINGS

  The Company is involved in various legal proceedings, most of which are routine litigation incident to its business, and some of which are covered in whole or in part by insurance. In the opinion of management, none of the uninsured cases involve realistic claims which are material in amount.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of the shareholders of the Company during the fourth quarter of fiscal year 1994.

EXECUTIVE OFFICERS OF THE COMPANY

              NAME                             TITLE                             AGE
              ----                             -----                             ---
      John C. Crean              Chairman of the Board
                                 and Chief Executive Officer                     69
      Glenn F. Kummer            President and Chief Operating Officer           60
      Jon A. Nord                Senior Vice President-Housing Group             54
      Elden L. Smith             Senior Vice President-Recreational
                                 Vehicle Group                                   54
      Lawrence F. Pittroff       Senior Vice President and President
                                 of Fleetwood Credit Corp.                       59
      Paul M. Bingham            Financial Vice President, Assistant
                                 Secretary and Chief Financial Officer           52
      William H. Lear            Vice President-General Counsel
                                 and Secretary                                   54
      Edward R. Skillin          Vice President-Motor Homes                      55
      Larry J. Hughes            Vice President-Travel Trailers                  50
      Mallory S. Smith           Vice President-Housing Group Operations         52
      Larry L. Mace              Vice President-Supply Subsidiaries              51
      Robert W. Graham           Vice President-Administration and
                                 Human Resources                                 57
      Jerry L. Hewitt            Vice President-Quality                          50
      Nelson W. Potter           Vice President-Planning and Corporate
                                 Development                                     51
      Lyle N. Larkin             Treasurer and Assistant Secretary               49

  None of the Company officers are related by blood, marriage, or adoption. With the exception of Mr. Hewitt who joined the Company during fiscal year 1992, all of the officers have been employed by the Company for at least the past five years.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER
MATTERS

  The following table lists the high and low sales prices for Fleetwood's Common stock during the past two fiscal years as reported on the New York Stock Exchange Composite Tape, along with information on dividends paid per share during the same periods. The fiscal 1993 figures have been adjusted to give retroactive effect to a two-for-one stock split, effected as a 100% stock dividend, on March 1, 1993. The

Company's Common stock is listed on the New York and the Pacific stock exchanges and traded on various regional exchanges (Ticker Symbol: FLE). Call options are traded on the American Stock Exchange.

                                                                       DIVIDENDS
 QUARTER                                                HIGH     LOW     PAID
 -------                                               ------- ------- ---------
Fiscal 1994
  First............................................... $   22  $16 1/2   $.125
  Second..............................................  24 5/8  19 1/4    .125
  Third...............................................  25 7/8  20 5/8    .125
  Fourth..............................................     26   18 3/4    .125
Fiscal 1993
  First............................................... $19 1/4 $12 3/4   $ .11
  Second..............................................  18 1/8  13 1/8    .115
  Third...............................................  24 7/8  17 5/8    .115
  Fourth..............................................  26 7/8  17 7/8    .115

  On April 24, 1994, there were approximately 2,000 shareholders of record of the Company's Common stock.

  The Company's policy is to consider dividend payments in the context of the overall financial strength of the Company and earnings performance over an extended period of time. During fiscal 1994, the Company paid quarterly dividends of 12.5 cents per share. Subsequent to year end, the Company announced an increase in the quarterly cash dividend from 12.5 cents to 14 cents per share. The first dividend at the new rate was declared by the Board of Directors on June 14, 1994 and is payable to shareholders on August 10, 1994.

ITEM 6. SELECTED FINANCIAL DATA

                  FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA
                               YEARS ENDED APRIL

                            1994       1993       1992       1991       1990
                         ---------- ---------- ---------- ---------- ----------
                              (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
Revenues................ $2,369,375 $1,941,921 $1,589,348 $1,400,894 $1,549,424
Net income..............     65,928     56,570     40,224     30,440     55,039
Net income per share....       1.43       1.23        .88        .68       1.21
Total assets............  1,224,123  1,061,910    915,024    768,490    817,480
Cash dividends declared
 per Common share.......        .50        .47        .44        .42        .38

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

1994 COMPARED TO 1993:

  Earnings for fiscal year 1994 increased to $65,928,000 or $1.43 per share, 17 percent ahead of last year's $56,570,000 and $1.23 per share. Net income in 1994 was reduced by $1,500,000 or 3 cents per share due to a change in accounting for income taxes under Statement of Financial Accounting Standards No. 109. Earnings growth in fiscal 1994 was mainly driven by strong demand for the Company's manufactured housing products. As a result of sales gains from all operating groups, consolidated revenues reached a new high in 1994, rising 22 percent to $2.37 billion. This surpasses the previous high of $1.94 billion recorded in fiscal 1993.

  Housing group revenues in fiscal 1994 were the highest on record, rising 36 percent to $1.05 billion. This follows a 35 percent revenue increase in the prior year when sales reached $775 million. In terms of unit volume, the Company solidified its position as America's largest homebuilder by shipping 56,753 homes, up 27 percent over fiscal 1993. The sharp rise in housing volume reflects the continuing recovery of the manufactured housing market, as well as an expanded market share for the Company. Housing group sales represented 45 percent of total Company revenues compared to 40 percent last year.

  Fleetwood's recreational vehicle group posted record revenues of $1.24 billion in fiscal 1994, 11 percent ahead of last year's $1.11 billion. Sales gains were posted by all North American RV divisions mainly due to improving economic conditions and a healthy RV market. The RV group was led by the motor home division which registered sales of $706 million, 13 percent above the prior year. Motor home shipments increased 8 percent to 15,062 units. Travel trailer sales increased 7 percent in 1994 to a new high of $433 million. With a boost from successful new products introduced in fiscal 1994, travel trailer shipments rose 6 percent to 34,983 units. On the strength of a strong first half performance, the folding trailer division also established record sales in 1994. Despite softening demand in the second half of the year, folding trailer revenues increased 13 percent to $73 million on a 12 percent gain in unit volume to 18,421. Fleetwood's European RV operation contributed 1994 revenues of $29 million, up from $19 million in 1993. Last year's sales covered a seven-month period from the date of acquisition. Recreational vehicle sales accounted for 52 percent of total Company revenues, down from 57 percent last year.

  Manufacturing gross profit declined to 18.3 percent of sales from 19.2 percent last year, primarily because of tighter profit margins for recreational vehicles. Gross margin was also slightly lower for the housing group as a result of rising lumber costs. See Note 15 of the Notes to Consolidated Financial Statements for further information on operating profit by industry segment.

  Operating expenses rose 14 percent to $343.7 million, but declined as a percentage of sales from 15.6 percent to 14.5 percent as a result of increased sales. Selling expenses, most of which are volume-related, were up 24 percent to $133.7 million. Higher costs were incurred for product warranties, product financing, advertising and sales incentives. General and administrative expenses increased 8 percent to $210.0 million primarily reflecting higher employee compensation and benefits. Staffing additions related to new plant openings, increased incentive compensation on improved profits and higher retirement plan costs all contributed to the increase.

  Non-operating income in fiscal 1994 included net interest income of $7.3 million which was 12 percent below the $8.4 million posted last year. Lower rates of return and reduced balances of invested funds led to the decline.

  Fleetwood Credit Corp., the Company's wholly owned finance subsidiary, provided financing for more than 69 percent of Fleetwood's RV factory sales compared to 63 percent last year. Operating income for FCC was up 21 percent in 1994 to $12.5 million primarily due to higher loan servicing income. Receivables being serviced grew 12 percent to over $855 million. Owned finance receivables at year end were $399 million, up from $346 million a year ago.

  The combined Federal and state income tax rate, excluding the $1.5 million adjustment to record the cumulative effect of the change in accounting for income taxes, was 40.9 percent compared to last year's 38.1 percent. This increase reflects the recently enacted Federal corporate tax increase and the effect of losses from European operations which carry no tax benefit. The effective tax rate for 1994 was above the U.S. Federal tax rate of 35 percent largely because of the inclusion of state income taxes. See Note 8 of the Notes to Consolidated Financial Statements for a reconciliation of the provision for income taxes to the Federal statutory rate.

1993 COMPARED TO 1992:

  Net income jumped 41 percent in fiscal year 1993 to $56,570,000 or $1.23 per share compared to $40,224,000 or 88 cents per share in the prior year. The vastly improved results were largely driven by a substantial rise in manufactured housing sales. Results were also favorably influenced by higher recreational vehicle sales and a significant turnaround in the profitability of supply operations.

  Housing revenues increased 35 percent in 1993 to an all-time record $775 million, up from $574 million in the previous year. This strong performance reflects a vigorous recovery in the manufactured housing market as well as market share growth for the Company. Fleetwood shipments in fiscal 1993 were up 26 percent to 44,763 homes. Housing group sales in 1993 represented 40 percent of total Company revenues compared to 36 percent last year.

  Recreational vehicle sales also improved in 1993, rising 15 percent to $1.11 billion compared to $972 million a year ago. Included in RV sales for fiscal 1993 were $19 million for the recently acquired European RV operation. Domestic motor home sales were up 5 percent to $625 million on a 1 percent rise in shipments to 13,941 units. Travel trailer revenues of nearly $406 million were up 23 percent as unit volume improved 19 percent to 32,911. Sales for the folding trailer division increased sharply in 1993, rising to over $64 million as shipments surged 26 percent to 16,393 units. Recreational vehicle sales in total accounted for 57 percent of total Company revenues in 1993, down from 61 percent in the prior year.

  Manufacturing gross profit increased to 19.2 percent of sales from 18.7 percent last year reflecting higher gross margins for both the recreational vehicle and manufactured housing groups. Slightly lower RV margins were experienced in the fourth quarter of fiscal 1993 because of competitive pressures. Management expects this margin pressure to continue for the foreseeable future due to the very competitive RV market. See Note 15 of the Notes to Consolidated Financial Statements for further information on operating profit by industry segment.

  Operating expenses rose 19 percent to $302.2 million, but declined as a percentage of sales from 16.0 percent to 15.6 percent. Most of the cost increases were related to higher volume. Selling costs and general and administrative expenses both increased 19 percent to $107.8 million and $194.4 million, respectively. The higher selling expenses primarily reflect increases in product warranty costs and sales promotion efforts. The greater general and administrative expenses were largely due to higher employee compensation and benefits, principally resulting from increased management compensation based on improved profitability.

  Non-operating income declined 17 percent to $7.8 million primarily as a result of lower investment income. Investment income was affected by lower rates of return as well as reduced balances of invested funds.

  Fleetwood Credit Corp., the Company's wholly owned RV finance subsidiary, provided financing for more than 63 percent of Fleetwood's RV factory sales in fiscal year 1993, up from about 60 percent in the prior year. Operating income rose 28 percent to $10.4 million, up from $8.1 million in fiscal 1992, largely as a result of higher loan servicing income. In addition to more attractive loan servicing fees in fiscal 1993, the level of receivables being serviced by FCC increased 14 percent to more than $760 million. Owned finance receivables at year end were $346 million compared to $275 million a year ago.

  The combined Federal and state income tax rate was 38.1 percent in fiscal year 1993 compared to last year's 37.3 percent, reflecting higher taxable operating income and less impact from tax-exempt investment income. The effective tax rate for both years was above the U.S. Federal tax rate of 34 percent principally because of the inclusion of state income taxes. See Note 8 of the Notes to Consolidated Financial Statements for a reconciliation of the provision for income taxes to the Federal statutory rate.

LIQUIDITY AND CAPITAL RESOURCES 1994 AND 1993:

  The Company continued to maintain a strong financial position throughout 1994 and 1993. Positive cash flows were generated from internal sources to support higher manufacturing operating rates and to fund capital expenditures and shareholder dividends. As a result of profitable operations and tight controls over working capital, cash flow from operations increased to $79.3 million in 1994, up from $27.2 million in the prior year. Despite healthy capital expenditures in 1994 and 1993, the Company was able to maintain a strong cash position in both years. Cash and investments totaled $158.5 million at the end of 1994, virtually unchanged from the prior year.

  During 1994 and 1993, the Company's finance subsidiary secured cash to support lending operations primarily through the issuance of commercial paper and term debt, as well as the sale to investors of securities backed by retail sales contracts.

  Cash outflows in 1994 included capital expenditures of $72.8 million and dividends to shareholders of $22.9 million. In the prior year, major cash outlays included $42.1 million in capital expenditures and $21.5 million in shareholder dividends.

  Capital expenditures in 1994 and 1993 included the addition of new manufactured housing plants and the normal replacement of machinery and equipment. In 1994, the housing group added 8 plant facilities, one of which was obtained through the acquisition of a business in Alabama. Four of the 8 facilities added in 1994 represented satellite operations located near existing Fleetwood operations. During 1993, two new facilities were added, both of which were stand-alone housing operations.

  Capital expenditures in fiscal 1995 are currently estimated to be in the range of $50 to $60 million. It is anticipated that 4 manufactured housing production facilities and a motor home service facility will be added. In addition, plant modifications are expected at several existing locations, along with the normal replacement of machinery and equipment. It is anticipated that existing financial resources and cash generated from operations will be adequate to fund these expenditures.

  During the seasonally slow winter months (typically November through February), the Company has historically built inventories of recreational vehicles in order to meet the peak demand for these products in the spring. In recent years, this has been accomplished without the use of debt financing. In the past, however, there have been occasions when the Company has required the use of bank credit lines. Apart from separate credit facilities established for the finance operations, the Company currently has credit lines with its principal bank and another bank which are being used only to support letters of credit. For fiscal year 1995 and beyond, it is anticipated that adequate working capital to finance the Company's manufacturing operations will be provided from internally generated funds.

  The Company's finance subsidiary maintains a committed revolving credit facility with a number of major banks for $250 million which is used to support the issuance of commercial paper. For the most part, the finance subsidiary expects to finance its future operations primarily through a combination of commercial paper, sales of retail receivables to investors and term debt.

  During the past three years, inflation has not had a significant impact on the Company's operations. With the exception of lumber, prices paid for raw materials and other manufacturing inputs have remained fairly stable throughout this period. On a longer-term basis, the Company has demonstrated an ability to adjust the selling prices of its products in reaction to changing costs.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Fleetwood Enterprises, Inc.:

  We have audited the accompanying consolidated balance sheets of FLEETWOOD ENTERPRISES, INC., (a Delaware Corporation) and subsidiaries as of April 24, 1994 and April 25, 1993, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended April 24, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fleetwood Enterprises, Inc. and subsidiaries as of April 24, 1994 and April 25, 1993, and the results of their operations and their cash flows for each of the three years in the period ended April 24, 1994 in conformity with generally accepted accounting principles.

  As explained in Notes 1 and 8 to the financial statements, effective April 26, 1993, the Company adopted the Statement of Financial Accounting Standards No. 109.

  Our audits were made for the purpose of forming an opinion on the financial statements taken as a whole. The schedules listed in the index of financial statements are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          Arthur Andersen & Co.

Orange County, California
June 23, 1994

                          FLEETWOOD ENTERPRISES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                FOR THE YEARS ENDED APRIL
                                             ----------------------------------
                                                1994        1993        1992
                                             ----------  ----------  ----------
OPERATING REVENUES:
  Manufacturing sales......................  $2,332,184  $1,907,899  $1,558,057
  Finance revenues.........................      37,191      34,022      31,291
                                             ----------  ----------  ----------
                                              2,369,375   1,941,921   1,589,348
                                             ----------  ----------  ----------
COSTS AND EXPENSES:
  Cost of products sold....................   1,905,659   1,541,277   1,266,051
  Operating expenses.......................     343,729     302,190     253,758
  Finance interest expense.................      15,622      14,979      14,827
                                             ----------  ----------  ----------
                                              2,265,010   1,858,446   1,534,636
                                             ----------  ----------  ----------
  Operating income.........................     104,365      83,475      54,712
OTHER INCOME (EXPENSE):
  Investment income........................       9,890      10,420      11,816
  Interest expense.........................      (2,549)     (2,043)     (1,964)
  Other....................................         326        (575)       (446)
                                             ----------  ----------  ----------
                                                  7,667       7,802       9,406
                                             ----------  ----------  ----------
Income before provision for income taxes
 and cumulative effect of accounting
 change....................................     112,032      91,277      64,118
Provision for income taxes.................     (45,858)    (34,772)    (23,894)
Minority interest in net loss of
 subsidiary................................       1,254          65          --
                                             ----------  ----------  ----------
Income before cumulative effect of
 accounting change.........................      67,428      56,570      40,224
Cumulative effect of change in accounting
 for income taxes..........................      (1,500)         --          --
                                             ----------  ----------  ----------
    Net income.............................  $   65,928  $   56,570  $   40,224
                                             ==========  ==========  ==========
Net income per Common and equivalent share.  $     1.43  $     1.23  $      .88
                                             ==========  ==========  ==========
Dividends declared per share of Common
 stock outstanding.........................  $      .50  $      .47  $      .44
                                             ==========  ==========  ==========
Common and equivalent shares outstanding...      46,207      45,961      45,648
                                             ==========  ==========  ==========


        The accompanying notes are an integral part of these statements.

                          FLEETWOOD ENTERPRISES, INC.

                          CONSOLIDATED BALANCE SHEETS

                             (AMOUNTS IN THOUSANDS)

                                                        APRIL 24,   APRIL 25,
                                                           1994        1993
                                                        ----------  ----------
                        ASSETS
                        ------
Cash................................................... $   37,267  $   34,834
Investments............................................    121,212     123,641
Receivables:
  Manufacturing........................................    158,054     136,125
  Finance company......................................    386,207     336,776
Inventories:
  Raw materials........................................    117,778      91,147
  Work in process and finished products................     65,876      63,593
Land held for future development.......................      6,800       6,734
Property, plant and equipment..........................    220,788     172,395
Deferred tax benefits..................................     59,084      52,764
Other assets...........................................     51,057      43,901
                                                        ----------  ----------
                                                        $1,224,123  $1,061,910
                                                        ==========  ==========
         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------
Accounts payable....................................... $   80,568  $   54,492
Commercial paper borrowings and long-term debt.........    360,601     299,549
Employee compensation and benefits.....................     98,004      84,277
Federal and state taxes on income......................     (4,323)        374
Insurance reserves.....................................     45,343      40,226
Other liabilities......................................     97,715      79,612
                                                        ----------  ----------
    Total liabilities..................................    677,908     558,530
                                                        ----------  ----------
Contingent liabilities
Minority interest......................................       (251)        791
Shareholders' equity:
  Preferred stock, $1 par value, authorized 10,000,000
   shares,
   none outstanding....................................        --          --
  Common stock, $1 par value, authorized 75,000,000
   shares,
   outstanding 45,996,000 at April 24, 1994 and
   45,667,000
   at April 25, 1993...................................     45,996      45,667
  Capital surplus......................................     40,949      40,983
  Retained earnings....................................    461,086     416,031
  Foreign currency translation adjustment..............     (1,565)        (92)
                                                        ----------  ----------
                                                           546,466     502,589
                                                        ----------  ----------
                                                        $1,224,123  $1,061,910
                                                        ==========  ==========

      The accompanying notes are an integral part of these balance sheets.

                          FLEETWOOD ENTERPRISES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (AMOUNTS IN THOUSANDS)

                                               FOR THE YEARS ENDED APRIL
                                            ----------------------------------
                                               1994        1993        1992
                                            ----------  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income............................... $   65,928  $   56,570  $   40,224
  Adjustments to reconcile net income to
   net cash provided by operating
   activities:
    Depreciation expense...................     18,598      15,628      15,068
    Amortization of intangibles and
     goodwill..............................      1,817       1,711       2,058
    Provision for credit losses............      3,644       3,791       1,583
    Losses (gains) on sales of property,
     plant and equipment...................       (326)        575         446
    Changes in assets and liabilities--
      Increase in manufacturing
       receivables.........................    (21,929)    (30,065)    (14,420)
      Increase in inventories..............    (28,914)    (42,443)    (18,151)
      Increase in deferred tax benefits....     (6,320)     (9,327)     (6,169)
      (Increase) decrease in other assets..     (8,973)    (15,374)        245
      Increase (decrease) in accounts
       payable.............................     26,076      13,018      (6,357)
      Increase in other liabilities........     31,208      34,511      36,004
    Foreign currency translation
     adjustment............................     (1,473)     (1,411)       (390)
                                            ----------  ----------  ----------
  Net cash provided by operating
   activities..............................     79,336      27,184      50,141
                                            ----------  ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of finance receivables....... (1,028,016)   (876,944)   (742,468)
  Principal collected on finance
   receivables.............................    781,921     685,222     548,661
  Proceeds from sales of retail sales
   contracts, net..........................    193,020     120,059     111,888
  (Additions to) decreases in investments..      2,429      45,740     (10,548)
  Purchases of property, plant and
   equipment...............................    (72,816)    (42,062)    (25,597)
  Proceeds from sales of property, plant
   and equipment...........................      6,151       3,856       3,314
  Investment in land held for future
   development.............................        (66)       (100)       (117)
  Pooling of interest......................      2,006         --          --
                                            ----------  ----------  ----------
  Net cash used in investing activities....   (115,371)    (64,229)   (114,867)
                                            ----------  ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of commercial
   paper and long-term debt................  1,752,054   1,879,349   1,636,056
  Principal payments on commercial paper
   and long-term debt...................... (1,691,002) (1,813,753) (1,553,706)
  Dividends to shareholders................    (22,878)    (21,455)    (19,958)
  Proceeds from exercise of stock options..        294          57      14,661
                                            ----------  ----------  ----------
  Net cash provided by financing
   activities..............................     38,468      44,198      77,053
                                            ----------  ----------  ----------
Increase in cash...........................      2,433       7,153      12,327
Cash at beginning of year..................     34,834      27,681      15,354
                                            ----------  ----------  ----------
Cash at end of year........................ $   37,267  $   34,834  $   27,681
                                            ==========  ==========  ==========
Supplementary disclosures:
  Income taxes paid........................ $   58,409  $   42,755  $   28,173
  Interest paid............................     17,140      16,014      13,234
                                            ==========  ==========  ==========

        The accompanying notes are an integral part of these statements.

                          FLEETWOOD ENTERPRISES, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                             (AMOUNTS IN THOUSANDS)

                           COMMON STOCK                         FOREIGN
                         -----------------                     CURRENCY       TOTAL
                          NUMBER           CAPITAL  RETAINED  TRANSLATION SHAREHOLDERS'
                         OF SHARES AMOUNT  SURPLUS  EARNINGS  ADJUSTMENT     EQUITY
                         --------- ------- -------  --------  ----------- -------------
BALANCE APRIL 28, 1991..  43,786   $43,786 $21,927  $360,650    $ 1,709     $428,072
ADD (DEDUCT)--
  Net income............     --        --      --     40,224        --        40,224
  Cash dividends
   declared on Common
   stock................     --        --      --    (19,958)       --       (19,958)
  Stock options
   exercised (including
   related tax
   benefits)............   1,820     1,820  18,216       --         --        20,036
  Net adjustment from
   foreign currency
   translation..........     --        --      --        --        (390)        (390)
                          ------   ------- -------  --------    -------     --------
BALANCE APRIL 26, 1992..  45,606    45,606  40,143   380,916      1,319      467,984
ADD (DEDUCT)--
  Net income............     --        --      --     56,570        --        56,570
  Cash dividends
   declared on Common
   stock................     --        --      --    (21,455)       --       (21,455)
  Stock options
   exercised (including
   related tax
   benefits)............       7         7      50       --         --            57
  Stock issued for
   acquisition of
   subsidiary...........      54        54     790       --         --           844
  Net adjustment from
   foreign currency
   translation..........     --        --      --        --      (1,411)      (1,411)
                          ------   ------- -------  --------    -------     --------
BALANCE APRIL 25, 1993..  45,667    45,667  40,983   416,031        (92)     502,589
ADD (DEDUCT)--
  Pooling of interest...     312       312    (311)    2,005        --         2,006
  Net income............     --        --      --     65,928        --        65,928
  Cash dividends
   declared on Common
   stock................     --        --      --    (22,878)       --       (22,878)
  Stock options
   exercised (including
   related tax
   benefits)............      17        17     277       --         --           294
  Net adjustment from
   foreign currency
   translation..........     --        --      --        --      (1,473)      (1,473)
                          ------   ------- -------  --------    -------     --------
BALANCE APRIL 24, 1994..  45,996   $45,996 $40,949  $461,086    $(1,565)    $546,466
                          ======   ======= =======  ========    =======     ========


        The accompanying notes are an integral part of these statements.

                          FLEETWOOD ENTERPRISES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 (a) Principles of consolidation:

  The consolidated financial statements include the accounts of Fleetwood Enterprises, Inc. and its majority owned subsidiaries. The term "Company" used herein means Fleetwood Enterprises, Inc. and its subsidiaries, unless otherwise indicated by the context. All material intercompany accounts and transactions have been eliminated.

  On March 10, 1994, North River Homes (North River) was merged with and into the Company and 312,000 shares of the Company's Common stock were issued in exchange for all of the outstanding stock of North River. The merger was accounted for as an immaterial pooling of interest.

 (b) Foreign currency translation:

  Exchange adjustments resulting from foreign currency transactions are recognized currently in income, whereas adjustments resulting from the translation of financial statements are reflected as a separate component of shareholders' equity. The assets and liabilities of the Canadian and German operations (which are not material) are translated to U.S. dollars at current exchange rates. Revenues and expenses are translated at the average exchange rates for the year. Gains or losses on foreign currency transactions in fiscal years 1994, 1993 and 1992 were not material.

 (c) Finance receivables:

  Retail sales contracts have a maximum term of 180 months while wholesale loans are due on demand. It has been the finance company's experience that a portion of the retail sales contracts generally is repaid before the scheduled maturity dates.

  Income on retail sales contracts is earned on a simple interest method at fixed rates of interest. Interest on wholesale loans is earned on a simple interest method using a variable rate of interest that is based on the prime rate. The average yield on finance receivables, excluding intercompany subvention income and dealer participation, was 7.50 percent in 1994, 7.92 percent in 1993 and 9.04 percent in 1992.

 (d) Inventory valuation:

  Inventories are valued at the lower of cost (first-in, first-out) or market. Cost includes materials, labor and manufacturing overhead.

 (e) Depreciation:

  Depreciation is provided using straight-line or accelerated methods based on the following estimated useful lives:

    . Buildings and improvements--10-40 years
    . Machinery and equipment--3-15 years

 (f) Warranty costs:

  Estimated costs related to product warranties are accrued at the time products are sold.

 (g) Net income per Common and equivalent share:

  Net income per Common and equivalent share amounts are based on the weighted average number of shares outstanding during the years, including Common stock equivalents resulting from dilutive stock options (See Note 13). Net income per Common and equivalent share is the same as fully diluted earnings per share for all periods presented.

                          FLEETWOOD ENTERPRISES, INC.

 (h) Accounting period:

  The Company's fiscal year ends on the last Sunday in April. The year ending dates for the past three fiscal years were April 24, 1994, April 25, 1993 and April 26, 1992, respectively. The fiscal year for Fleetwood Credit Corp., the Company's wholly owned finance subsidiary, ends on April 30. The fiscal year for the German subsidiary ends on August 31.

 (i) Cash flow statements:

  For purposes of these statements, cash includes cash on hand and cash in banks in demand deposit accounts.

 (j) Provision and reserve for finance credit losses:

  Fleetwood Credit Corp. provides for potential credit losses based on net receivable additions, considering historical and industry experience. Actual losses, net of recoveries, are charged against the reserve.

 (k) Interest rate management:

  The finance company periodically enters into agreements to reduce its exposure to interest rate fluctuations which may affect the sale of its retail receivables. Changes in the value of these hedging agreements are deferred and recognized as part of the sale of the related retail receivables. When participating in these agreements, the finance company may be exposed to credit loss in the event of non-performance by counterparties to the agreements. The finance company minimizes this risk through various credit procedures, and has never experienced non-performance by a counterparty. No such agreements were outstanding as of April 30, 1994. Subsequent to year end, the finance company entered into two interest rate swap agreements related to the next sale of retail receivables. The combined notionable amount of these two agreements of $130,000,000 will be closed out when the receivables are sold, which is expected to occur in June 1994.

 (l) Income taxes:

  During the year, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109 on Accounting for Income Taxes (see Note 8).

                          FLEETWOOD ENTERPRISES, INC.

(2) SUPPLEMENTARY INFORMATION ON FINANCE, INSURANCE AND REAL ESTATE
    SUBSIDIARIES

  The finance subsidiary provides wholesale and retail financing for the Company's recreational vehicle products. The insurance subsidiary was formed primarily for the purpose of insuring products liability risks of the parent company and its subsidiaries. The real estate subsidiaries were formed for the purposes of participating in site-built housing construction or in the development of planned communities using manufactured housing. As of April 24, 1994, the investment in real estate consisted of raw land, and there were no real estate development activities in process. Condensed financial information for these subsidiaries, excluding intercompany eliminations, is as follows (amounts in thousands):

                                                       1994     1993     1992
                                                     -------- -------- --------
Finance subsidiary:
  Finance receivables (net)......................... $384,057 $335,147 $272,579
  Cash and temporary investments....................   60,386   43,587   29,847
  Other assets......................................   11,777    7,780    6,507
  Commercial paper borrowings and long-term debt....  360,601  299,549  233,953
  Other liabilities.................................   17,145   15,866   15,078
  Revenues..........................................   44,244   40,329   36,595
  Interest expense..................................   15,593   14,979   14,827
  Operating costs...................................   16,135   14,993   13,717
  Net income........................................    7,375    6,197    4,815
                                                     ======== ======== ========
Insurance subsidiary:
  Investments....................................... $ 54,803 $ 68,517 $ 61,702
  Other assets......................................    9,586    6,300    5,311
  Reserves for losses...............................   45,343   40,226   37,612
  Other liabilities.................................    9,772    7,730    7,058
  Net premiums......................................   12,320   11,454    9,133
  Underwriting income...............................    5,185    2,620    1,264
  Investment income.................................    6,818    4,658    3,716
  Net income........................................    7,414    4,518    3,059
                                                     ======== ======== ========
Real estate subsidiaries:
  Land held for future development.................. $  6,800 $  6,734 $  6,634
  Other assets......................................    1,282    1,348    1,447
  Notes payable--parent company.....................      795      795      795
  Net loss..........................................      --       --      (103)
                                                     ======== ======== ========

(3) INVESTMENTS

  The Company has a cash management program which provides for the investment of excess cash balances primarily in short-term money market instruments and intermediate-term debt instruments. Investments consist of time deposits, U.S. Treasury obligations, tax-exempt instruments and other non-equity type investments stated at cost, which approximates market.

(4) SALE OF RETAIL SALES CONTRACTS, SERVICING INCOME AND FINANCE RECEIVABLES

  Periodically, Fleetwood Credit Corp. sells retail contracts it has purchased from dealers of Fleetwood products. The finance company continues to service sold retail receivables for the benefit of purchasers, for which it receives a servicing fee. During fiscal years 1994, 1993 and 1992, the finance subsidiary sold net

                          FLEETWOOD ENTERPRISES, INC.

retail contracts of $193,020,000, $120,059,000 and $111,888,000, respectively.
There was no gain or loss recognized on these transactions in any of the years. At April 30, 1994 and 1993, respectively, the outstanding balance of the sold receivables was $456,546,000 and $414,751,000.

  In each of the past three years, the finance company sold retail contracts through a special purpose subsidiary which retained a portion of the pools of receivables as an investment and sold the remainder. The retained portion of the receivables originally sold totaled 5 percent of the pools in 1994, 8 percent in 1993 and 9 percent in 1992. During the year, the subsidiary sold the majority of the retained portion of the receivable pools. The retained portion, which is included in finance receivables for financial statement purposes, was $265,000 and $22,419,000 as of April 30, 1994 and 1993, respectively.

  The subsidiary will absorb any losses related to these pools to the extent of its cash held in trust and future excess servicing income. The past loss experience on retail receivables has been significantly less than the amount of any recourse provisions.

(5) PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment is stated at cost and consists of the following (amounts in thousands):

                                                             1994       1993
                                                           ---------  ---------
      Land................................................ $  13,749  $  10,765
      Buildings and improvements..........................   225,339    177,341
      Machinery and equipment.............................    99,689     85,740
      Idle facilities, net of accumulated depreciation....     6,937      9,082
                                                           ---------  ---------
                                                             345,714    282,928
      Less accumulated depreciation.......................  (124,926)  (110,533)
                                                           ---------  ---------
                                                           $ 220,788  $ 172,395
                                                           =========  =========

  Idle facilities include closed plants and certain other properties which are not in current use by the Company. The Company began depreciating these facilities in fiscal year 1992. There were five idle plant facilities at the end of 1994 and nine in 1993.

  The carrying value of idle facilities was $6,937,000 at April 24, 1994 and $9,082,000 at April 25, 1993, net of accumulated depreciation of $3,484,000 and $5,423,000, respectively. In the opinion of management, the carrying values of idle facilities are not in excess of net realizable value.

(6) LINES OF CREDIT, COMMERCIAL PAPER AND LONG-TERM DEBT

  As of April 30, 1994, Fleetwood Credit Corp. had $180,895,000 of commercial paper outstanding, net of unamortized discount of $294,000, bearing interest at rates of 3.71 percent to 4.05 percent and maturing at various dates through May 1994. The discount is amortized as interest expense over the term of the related notes.

  During fiscal 1994, the Company placed privately with institutional investors $60,000,000 of medium-term notes maturing in three to five years. As of April 30, 1994, a total of $180,000,000 of medium-term notes was outstanding. Interest rates are variable on $90,000,000 of the notes while the remaining $90,000,000 is at fixed rates of interest.

  Fleetwood Credit Corp. maintains revolving credit facilities, which mature on October 15, 1996, to support 100 percent of commercial paper outstanding. At April 30, 1994, the finance company's contractually committed credit facilities provided $250,000,000 of available credit, none of which was being used.

                          FLEETWOOD ENTERPRISES, INC.

(7) RETIREMENT PLANS

  The Company has defined contribution retirement plans covering substantially all employees. There are no prior service costs associated with these plans. The Company follows the policy of funding retirement plan contributions as accrued. Contributions to these plans are summarized as follows (amounts in thousands):

             1994............................. $19,422
             1993.............................  17,119
             1992.............................  15,460

(8) INCOME TAXES

  The provision for income taxes for each of the three years in the period ended April 24, 1994 is summarized below (amounts in thousands):

                                                       1994     1993     1992
                                                      -------  -------  -------
Current:
  U.S. Federal....................................... $46,915  $35,574  $21,918
  Foreign............................................      76     (176)   1,052
  State..............................................   7,690    7,330    4,933
                                                      -------  -------  -------
                                                       54,681   42,728   27,903
                                                      -------  -------  -------
Deferred, principally Federal:
  Insurance reserves.................................  (4,444)  (1,199)  (1,076)
  Other..............................................  (4,379)  (6,757)  (2,933)
                                                      -------  -------  -------
                                                       (8,823)  (7,956)  (4,009)
                                                      -------  -------  -------
                                                      $45,858  $34,772  $23,894
                                                      =======  =======  =======

  The provision for income taxes computed by applying the Federal statutory rate to income before taxes is reconciled to the actual provisions for fiscal years 1994, 1993 and 1992 as follows (amounts in thousands):

                                   1994            1993            1992
                              ---------------  --------------  --------------
                               AMOUNT     %    AMOUNT     %    AMOUNT     %
                              --------  -----  -------  -----  -------  -----
Income before provision for
 income taxes:
  U.S. Federal............... $118,923  106.2% $91,802  100.6% $61,765   96.3%
  Foreign....................   (6,891)  (6.2)    (525)   (.6)   2,353    3.7
                              --------  -----  -------  -----  -------  -----
                              $112,032  100.0% $91,277  100.0% $64,118  100.0%
                              ========  =====  =======  =====  =======  =====
Computed statutory tax....... $ 39,211   35.0% $31,034   34.0% $21,800   34.0%
State income taxes, net......    4,663    4.2    4,548    5.0    3,066    4.8
Tax-exempt income............     (256)   (.2)    (817)   (.9)  (1,231)  (1.9)
Other items, net.............    2,240    2.0        7    --       259     .4
                              --------  -----  -------  -----  -------  -----
                              $ 45,858   40.9% $34,772   38.1% $23,894   37.3%
                              ========  =====  =======  =====  =======  =====

  In fiscal 1994, the Company adopted Statement of Financial Accounting Standards No. 109 on Accounting for Income Taxes. The new standard requires a recalculation of deferred tax amounts to reflect current income tax rates in effect when the taxes are payable. The effect of this change was a one-time cumulative charge of $1.5 million which was applied to current year earnings.

                          FLEETWOOD ENTERPRISES, INC.

  The components of the Company's deferred income tax benefit (liability) as of April 24, 1994 are as follows (amounts in thousands):

      Insurance reserves............................................... $24,714
      Deferred compensation............................................  12,497
      Warranty reserves................................................  12,405
      Dealer volume rebates............................................   2,475
      Depreciation.....................................................  (4,110)
      Other financial accruals.........................................  11,103
                                                                        -------
                                                                        $59,084
                                                                        =======

(9) OTHER LIABILITIES

  Other liabilities consist of the following (amounts in thousands):

                                                                 1994    1993
                                                                ------- -------
      Dividends payable to shareholders........................ $ 5,749 $ 5,708
      Dealer volume rebates....................................  17,355  12,267
      Product warranty reserves................................  31,361  26,696
      Other....................................................  43,250  34,941
                                                                ------- -------
                                                                $97,715 $79,612
                                                                ======= =======

(10) FAIR VALUE OF FINANCIAL INSTRUMENTS

  The Company has estimated the fair value of its financial instruments in compliance with Financial Accounting Standard No. 107, "Disclosure About Fair Value of Financial Instruments." The estimates were made as of April 24, 1994 (April 30, 1994 for instruments held by Fleetwood Credit Corp.) based on relevant market information. Financial instruments include cash, investments, finance receivables and debt. The estimated fair value of financial instruments and the valuation techniques used to estimate the fair value were as follows (amounts in thousands):

                                                                APRIL 24, 1994
                                                              ------------------
                                                                       ESTIMATED
                                                                BOOK     FAIR
                                                               VALUE     VALUE
                                                              -------- ---------
Financial Assets:
  Cash....................................................... $ 37,267 $ 37,267
  Investments................................................  121,212  122,513
  Finance receivables........................................  386,207  386,608
Financial Liabilities:
  Commercial paper borrowings................................  180,601  180,601
  Term debt..................................................  180,000  182,929

  CASH--The fair value approximates book value.

  INVESTMENTS--The fair value is based on quoted market prices.

  FINANCE RECEIVABLES--The fair value of retail receivables (fixed rate) was estimated by discounting future expected cash flows at average interest rates offered by the Company at April 30, 1994.

                          FLEETWOOD ENTERPRISES, INC.

  The fair value of wholesale loans and interest receivable were determined to approximate existing carrying values because interest rates on wholesale loans adjust with changes in market interest rates and interest receivable has a short-term maturity.

  COMMERCIAL PAPER--The fair value of commercial paper approximates carrying value because interest rates on these instruments adjust with changes in market interest rates due to their short-term maturity.

  TERM DEBT--The fair value of term debt was estimated based on a present value discounted cash flow analysis using rates the Company would have to pay currently to acquire similar debt for similar remaining terms.

(11) CONTINGENT LIABILITIES

  As is customary in the manufactured housing and recreational vehicle industries, the Company is contingently liable at April 24, 1994, under the terms of repurchase agreements with many financial institutions providing inventory financing for dealers of the Company's products. The contingent liability under these agreements approximates the amount financed, reduced by the resale value of any products which may be repurchased, and the risk of loss is spread over numerous dealers and financial institutions. Losses under these agreements have not been significant in the past.

  Fleetwood Credit Corp. has commitments to extend credit to wholesale dealers totaling approximately $421,000,000, of which $314,051,000 was outstanding as of April 30, 1994. Such commitments are reviewed periodically throughout the year on a case-by-case basis, and generally continue as long as there are no violations under the terms of the agreements. Loans against these commitments are secured by the dealers' inventories. Management does not anticipate any material losses as a result of these commitments.

(12) RESULTS BY QUARTER (UNAUDITED)

  The unaudited results by quarter for fiscal years 1994 and 1993 are shown below (amounts in thousands except per share data):

                                            FIRST     SECOND   THIRD    FOURTH
                                           QUARTER   QUARTER  QUARTER  QUARTER
                                           --------  -------- -------- --------
FISCAL YEAR ENDED APRIL 1994:
  Revenues................................ $537,427  $567,445 $548,623 $715,880
  Operating income........................   22,302    25,828   19,601   36,634
  Income before taxes.....................   24,314    28,695   20,722   38,301
  Net income..............................   13,626*   17,075   12,112   23,115
  Net income per Common and equivalent
   share.................................. $    .30* $    .37 $    .26 $    .50
  Common and equivalent shares
   outstanding............................   46,002    46,208   46,245   46,375
FISCAL YEAR ENDED APRIL 1993:
  Revenues................................ $470,539  $473,283 $444,952 $553,147
  Operating income........................   21,368    22,875   15,426   23,806
  Income before taxes.....................   23,311    25,319   17,200   25,447
  Net income..............................   14,473    15,595   10,811   15,691
  Net income per Common and equivalent
   share.................................. $    .32  $    .34 $    .23 $    .34
  Common and equivalent shares
   outstanding............................   45,806    45,836   46,100   46,101

- --------
  * After deduction of $1.5 million or 3 cents per share for change in accounting for income taxes.

                          FLEETWOOD ENTERPRISES, INC.

(13) STOCK-BASED INCENTIVE COMPENSATION PLANS

  Under the Company's 1992 Stock-Based Incentive Compensation Plan adopted during fiscal 1993, incentive stock options or non-qualified options (among other forms of incentive compensation devices) may be granted to officers and other key employees of the Company for the purchase of up to 2,900,000 shares of the Company's Common stock. Expiration dates for the options may not exceed ten years from the date of grant. The options are exercisable at prices which equal or exceed the fair market value of the Company's Common stock valued at the date of grant. At April 24, 1994, there were 20 employees who held options under the plan. A similar plan adopted in 1982 expired in June 1992; however, exercisable options representing 452,600 shares still remain outstanding at April 24, 1994. Under a separate plan for non-employee directors adopted during fiscal 1993, up to 100,000 shares have been authorized for distribution of options. Automatic grants are made annually under this plan. The following is a summary of stock option activity (including those from the expired plan) for employees and non-employee directors for the year ended April 24, 1994:

                                                        SHARES    OPTION PRICE
                                                       ---------  -------------
      Options outstanding at beginning of year........ 1,141,600             --
      Options granted.................................   452,766  $17.88-$25.69
      Exercised.......................................   (17,000) $16.81-$17.88
                                                       ---------
      Outstanding at end of year...................... 1,577,366  $ 8.06-$25.69
                                                       =========
      Exercisable at end of year...................... 1,125,228  $ 8.06-$13.19
                                                       =========
      Available for grant............................. 1,858,234
                                                       =========

(14) STOCKHOLDER RIGHTS PLAN

  On November 10, 1988, the Company's Board of Directors adopted a stockholder rights agreement, granting certain new rights to holders of the Company's Common stock. Under the agreement, one right was granted for each share of Common stock held as of November 23, 1988, and one right will be granted for each share subsequently issued. Each right entitles the holder, in an unfriendly takeover situation, and after paying the exercise price (currently $75), to purchase Fleetwood Common stock having a market value equal to two times the exercise price. Also, if the Company is merged into another corporation, or if 50 percent or more of the Company's assets are sold, then rightholders are entitled, upon payment of the exercise price, to buy common shares of the acquiring corporation at a 50 percent discount from their then-current market value. In either situation, these rights are not available to the acquiring party. However, these exercise features will not be activated if the acquiring party makes an offer to acquire all of the Company's outstanding shares at a price which is judged by the Board of Directors to be fair to all Fleetwood stockholders. The rights may be redeemed by the Company under certain circumstances at the rate of $.02 per right. The rights will expire on November 9, 1998.

(15) INDUSTRY SEGMENT INFORMATION

  The Company conducts manufacturing operations principally in two industries-- recreational vehicles and manufactured housing. On a smaller scale, the Company operates supply companies which provide fiberglass parts, lumber and other wood components to its primary businesses, while also generating outside sales. Manufacturing operations are conducted in the United States and to a much lesser extent in Canada and Europe. In addition, the Company's wholly owned finance subsidiary provides wholesale and retail financing to buyers of Fleetwood recreational vehicles. The operations of the Company's wholly owned insurance and real estate subsidiaries have been included in the "Corporate and Other" category because the

                          FLEETWOOD ENTERPRISES, INC.

impact on consolidated operating income is not material. Operating profit is total revenue less cost of sales, operating expenses and finance interest expense. None of the following items have been included in the computation of operating profit for the individual operating segments: corporate expenses, non-operating income and expenses and income taxes. Identifiable assets are those assets used in the operation of each industry segment. Corporate assets primarily consist of cash, investments, deferred tax benefits, other assets and idle facilities. Information with respect to industry segments as of April 24, 1994, April 25, 1993 and April 26, 1992, and for each of the years then ended is set forth below:

                                                                                     ADJUSTMENTS
                          RECREATIONAL MANUFACTURED   SUPPLY    FINANCE   CORPORATE      AND
AMOUNTS IN THOUSANDS        VEHICLES     HOUSING    OPERATIONS OPERATIONS AND OTHER  ELIMINATIONS   TOTAL
- --------------------      ------------ ------------ ---------- ---------- ---------  ------------ ----------
1994
Operating revenues......   $1,241,416   $1,054,267   $36,501    $ 44,244  $ 12,320     $(19,373)  $2,369,375
Operating profit (loss).       43,883       56,860     4,969      12,516   (13,863)         --       104,365
Identifiable assets.....      332,311      188,493    40,331     477,486   205,600      (20,098)   1,224,123
Depreciation............        7,922        6,881     1,221         332     2,242          --        18,598
Capital expenditures....       21,321       45,235     2,308         273     3,679          --        72,816
1993
Operating revenues......   $1,114,027   $  774,784   $19,088    $ 40,329  $ 11,454     $(17,761)  $1,941,921
Operating profit (loss).       47,095       39,735     2,298      10,357   (16,010)         --        83,475
Identifiable assets.....      303,929      123,518    32,373     406,039   213,948      (17,897)   1,061,910
Depreciation............        6,513        5,234     1,026         474     2,381          --        15,628
Capital expenditures....       14,703       22,708     1,490          97     3,064          --        42,062
1992
Operating revenues......   $  972,053   $  574,149   $11,855    $ 36,595  $  9,133     $(14,437)  $1,589,348
Operating profit (loss).       40,424       20,284    (2,748)      8,050   (11,298)         --        54,712
Identifiable assets.....      235,089       96,607    24,741     326,044   247,080      (14,537)     915,024
Depreciation............        6,370        4,590     1,063         327     2,718          --        15,068
Capital expenditures....        6,325       13,712     2,120         710     2,730          --        25,597

                          FLEETWOOD ENTERPRISES, INC.

              SCHEDULE I--MARKETABLE SECURITIES--OTHER INVESTMENTS

                             (DOLLARS IN THOUSANDS)

                           NUMBER OF SHARES/   COST OF  MARKET VALUE OF  CARRYING VALUE
   NAME OF ISSUER AND     PRINCIPAL AMOUNTS OF   EACH    EACH ISSUE AT  OF EACH ISSUE AT
  TITLE OF EACH ISSUE       BONDS AND NOTES     ISSUE   APRIL 24, 1994   APRIL 24, 1994
  -------------------     -------------------- -------- --------------- ----------------
U.S. Government Treasury
 Bills/Notes............           --          $  2,674    $  2,654         $  2,674
Corporate Notes--
 U.S. Institutions......           --            13,661      13,993           13,661
Corporate Notes--
 International
 Institutions...........           --            60,117      61,127           60,117
Certificates of
 Deposits...............           --            26,148      26,148           26,148
Foreign Governments and
 Municipalities Notes...           --               157         155              157
Municipal Bonds.........           --             9,298       9,279            9,298
Guaranteed Investment
 Contract...............           --             5,078       5,078            5,078
Other...................           --             4,079       4,079            4,079
                                               --------    --------         --------
    Total...............                       $121,212    $122,513         $121,212
                                               ========    ========         ========

- --------
Note: No single issuer accounts for more than two percent of total investments.

                          FLEETWOOD ENTERPRISES, INC.

                       SCHEDULE IX--SHORT-TERM BORROWINGS
             COMMERCIAL PAPER BORROWINGS OF FLEETWOOD CREDIT CORP.

                             (DOLLARS IN THOUSANDS)

                                     WEIGHTED AVERAGE                               WEIGHTED AVERAGE
                         BALANCE AT  INTEREST RATE AT MAXIMUM AMOUNT AVERAGE AMOUNT INTEREST RATE FOR
                         YEAR END(1)     YEAR END     OUTSTANDING(1) OUTSTANDING(2)   THE PERIOD(3)
                         ----------- ---------------- -------------- -------------- -----------------
1992....................  $134,498         4.16%         $203,561       $154,100          5.53%
1993....................   149,744         3.26           242,072        166,766          3.72
1994....................   181,189         3.89           249,535        164,782          3.41

- --------
(1) Amounts shown are before deductions for unamortized discount (see Note 6 of Notes to Consolidated Financial Statements) and amounts owed to affiliated grantor trust.
(2) The average amount outstanding is a dollar-day weighted average.
(3) The weighted average interest rate is computed by dividing the annual interest expense by the average borrowings outstanding for the year.

ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE MATTERS

  None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information regarding directors and executive officers as required by
Item 401 of Regulation S-K is set forth in Part I of this report under the caption "Executive Officers of the Company" and on page two of the Company's proxy statement which will be filed with the Securities and Exchange Commission not later than 120 days after April 24, 1994, and by this reference is incorporated herein.

ITEM 11. MANAGEMENT REMUNERATION AND TRANSACTIONS

  The information required by Item 402 of Regulation S-K is set forth on pages four through six of the Company's proxy statement which will be filed with the Securities and Exchange Commission not later than 120 days after April 24, 1994, and by this reference is incorporated herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by Item 403 of Regulation S-K is set forth on pages three and four of the Company's proxy statement which will be filed with the Securities and Exchange Commission not later than 120 days after April 24, 1994, and by this reference is incorporated herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information regarding certain relationships and related transactions as required by Item 404 of Regulation S-K, if any, is set forth in the Company's proxy statement which will be filed with the Securities and Exchange Commission not later than 120 days after April 24, 1994, and by this reference is incorporated herein.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                            PAGE
                                                                          REFERENCE
                                                                          ---------
  (a) Financial Statements
      (1) Financial Statements included in Part II of this report:
          Report of Independent Public Accountants                            14
          Consolidated Statements of Income for each of the three years
           in the period ended April 24, 1994                                 15
          Consolidated Balance Sheets at April 24, 1994 and April 25,
           1993                                                               16
          Consolidated Statements of Cash Flows for each of the three
           years in the period ended April 24, 1994                           17
          Consolidated Statements of Changes in Shareholders' Equity for
           each of the three years in the period ended April 24, 1994         18
          Notes to Consolidated Financial Statements                          19
      (2) Financial Statement Schedules
          Schedule I Marketable Securities--Other Investments                 28
          Schedule IX Short-Term Borrowings                                   28
          Financial statement schedules not filed have been omitted for the reason that the required information is shown in the
          financial statements or notes thereto, the amounts involved are not significant, or the required matter is not present.
      (3) Exhibits and Index to Exhibits:
          3. (a) Restated Certificate of Incorporation.*
             (b) Amendment to Restated Certificate of Incorporation.**
             (c) Restated Bylaws of the Company.**
          4. (a) Rights Agreement dated November 10, 1988, between the
                 Company and the First National Bank of Boston used in
                 connection with a stockholder rights plan.***
             (b) Certificate of Designation, Preferences and Rights of
                 Series A Junior Participating Preferred Stock filed
                 November 23, 1988.***
          9. Not applicable.
         10. Material contracts.****
             (a)  Form of employment agreement between the Company and
                  each of its officers.
             (b) Deferred Compensation Plan.
             (c) Supplemental Benefit Plan.
             (d) Long-term Incentive Compensation Plan.
                 (d)(1) Amended and Restated Long-Term Incentive
                 Compensation Plan.
             (e) 1982 Stock Option Plan.
             (f) Benefit Restoration Plan.
             (g) Dividend Equivalent Plan.
             (h) The 1992 Stock-Based Incentive Compensation Plan.
             (i) The 1992 Non-Employee Director Stock Option Plan.
             (j) Senior Executive Incentive Compensation Plan.
         11. Not applicable.
         12. Not applicable.
         13. Not applicable.
         18. Not applicable.
         19. Not applicable.
         21. Subsidiaries of the Registrant.
         22. Not applicable.
         23. Consent of independent public accountants.
         24. Not applicable.
         27. Not applicable.

  (b) Reports on Form 8-K

    No reports on Form 8-K were filed during the fourth quarter of the year ended April 24, 1994.
- --------
   *The Restated Certificate of Incorporation of the Company was filed with the Company's 10-K Annual Report for the year ended April 28, 1985, and by this reference is incorporated herein.
  **The Amendment to the Restated Certificate of Incorporation and the Restated
    Bylaws of the Company, both of which were adopted during fiscal 1987, were filed with the Company's 10-K Annual Report for the year ended April 26, 1987, and by this reference are incorporated herein.
 ***The rights agreement and exhibits used in connection with the Company's stockholder rights plan were filed with the Company's report on Form 8-K on November 10, 1988, and by this reference are incorporated herein.
****Item 10(a) listed above under "Material Contracts", which was amended effective April 27, 1992, was filed with the Company's 10-K Annual Report for the year ended April 26, 1992, and by this reference is incorporated herein. Items 10(b), 10(c) and 10(f), which were amended during fiscal year 1990, and item 10(g), adopted during fiscal 1990, were filed with the Company's 10-K Annual Report for the year ended April 29, 1990, and by this reference are incorporated herein. Item 10(e), amended and restated as of June 9, 1987, was filed with the Company's 10-K Annual Report for the year ended April 26, 1987, and by this reference is incorporated herein. Items 10(h) and 10(i), adopted on June 9, 1992 and approved by shareholders at the Company's Annual Meeting in September 1992, were filed with the Company's 10-K Annual Report for the year ended April 26, 1992, and by this reference are incorporated herein. Item 10(d), which was adopted in fiscal year 1988 and amended during fiscal year 1990, was filed with the Company's 10-K Annual Report for the year ended April 29, 1990, and by this reference is incorporated herein. This plan document has continuing applicability through fiscal year 1995. Item 10(d)(1), the Amended and Restated Long-Term Incentive Plan applicable to award periods ending after fiscal year 1995, was adopted by the Board of Directors during fiscal year 1994 subject to shareholder approval at the 1994 Annual Meeting of Shareholders, and is included herewith. Item 10(j), which is included herewith, was adopted by the Compensation Committee of the Board of Directors during fiscal year 1994, and ratified by the Board of Directors thereafter, subject to shareholder approval at the 1994 Annual Meeting of Shareholders.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Fleetwood Enterprises, Inc.
                                                 Registrant

                                                      Paul M. Bingham
                                          By___________________________________
                                                      Paul M. Bingham
                                                 Financial Vice President

Date: July 7, 1994

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----
           John C. Crean              Chairman of the Board and        July 7, 1994
- ------------------------------------   Chief Executive Officer
           John C. Crean

          Glenn F. Kummer             President, Chief Operating       July 7, 1994
- ------------------------------------   Officer and Director
          Glenn F. Kummer

          Paul M. Bingham             Chief Financial Officer and      July 7, 1994
- ------------------------------------   Principal Accounting
          Paul M. Bingham              Officer


         Douglas M. Lawson            Director                         July 7, 1994
- ------------------------------------
         Douglas M. Lawson

          Walter F. Beran             Director                         July 7, 1994
- ------------------------------------
          Walter F. Beran

          Dale T. Skinner             Director                         July 7, 1994
- ------------------------------------
          Dale T. Skinner

         Thomas A. Fuentes            Director                         July 7, 1994
- ------------------------------------
         Thomas A. Fuentes