Form 10-Q
period 1994-07-31
FLEETWOOD ENTERPRISES INC/DE/
filed 1994-08-31
CIK 314132

FORM 10-Q


                SECURITIES AND EXCHANGE COMMISSION


                      WASHINGTON, DC   20549



         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)


     X        OF THE SECURITIES EXCHANGE ACT OF 1934


           For the quarterly period ended July 31, 1994



        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)



              OF THE SECURITIES EXCHANGE ACT OF 1934



    For the transition period from ___________ to ___________



                  Commission File Number 1-7699



                   FLEETWOOD ENTERPRISES, INC.

(Exact name of registrant as specified in its charter)


     Delaware                      95-1948322

_______________________

_____________________________________________

(State or other jurisdiction of         (I.R.S. Employer

incorporation or organization)     Identification Number)


3125 Myers Street, Riverside, California     92503-5527

_________________________________________________________________

__________

(Address of principal executive offices)          (Zip code)



Registrant's telephone number, including area code      (909) 351-

3500


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


       Class                  Outstanding at July 31, 1994

_________________________

_______________________________________


Common stock, $1 par value         45,996,542 shares


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



     Certain information and note disclosures normally


included in annual financial statements prepared in


accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and


regulations, although the Company believes that the


disclosures made are adequate to make the information


presented not misleading.  In the Company's opinion, the


statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the


results of operations for the periods ending July 31, 1994


and July 25, 1993 and the balances as of July 31, 1994 and


April 24, 1994.  It is suggested that these condensed


financial statements be read in conjunction with the


financial statements and the notes thereto included in the


Company's latest annual report on Form 10-K.





            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the board of directors and shareholders of Fleetwood

Enterprises, Inc.:



     We have made a review of the accompanying condensed

consolidated balance sheet of FLEETWOOD ENTERPRISES, INC. (a

Delaware Corporation) and subsidiaries as of July 31, 1994,

and the related condensed consolidated statements of income

for the fourteen-week period ended July 31, 1994 and the

thirteen-week period ended July 25, 1993, the condensed

consolidated statements of  cash flows for the fourteen-week period ended July 31, 1994 and the thirteen-week period ended

July 25, 1993 and the condensed consolidated statement of

changes in shareholders' equity for the fourteen-week period ended July 31, 1994, in accordance with standards established by the American Institute of Certified Public Accountants.


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

24, 1994, and the related consolidated statements of income,

cash flows and changes in shareholders' equity for the year

then ended (not presented herein), and, in our report dated

June 23, 1994 we expressed an unqualified opinion on those

consolidated financial statements.  In our opinion, the

information set forth in the accompanying condensed

consolidated balance sheet as of April 24, 1994, is fairly

stated, in all material respects, in relation to the

consolidated balance sheet from which it has been derived.



                                   ARTHUR ANDERSEN & CO.




Orange County, California

August 31, 1994





                      FLEETWOOD ENTERPRISES, INC. AND

SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF INCOME

(CONSENSED)

                     (Amounts in thousands except per share data)

                                       (UNAUDITED)



                                            Fourteen     Thirteen

                                           Weeks Ended  Weeks

Ended

                                             July 31,     July

25,

                                              1994         1993




OPERATING REVENUES:

   Manufacturing sales                      $ 753,578    $

528,288

   Finance interest income                     10,720

9,139


                                              764,298

537,427

COSTS AND EXPENSES:

   Cost of products sold                      608,536

432,177

   Operating expenses                         103,889

78,970

   Finance interest expense                     4,645

3,978


                                              717,070

515,125


   Operating income                            47,228

22,302


OTHER INCOME

(EXPENSE):

   Investment income                            2,334

2,545

   Interest expense                              (818)

(573)

   Other                                          (11)

40

                                                1,505

2,012


   Income before provision for income taxes and

     cumulative effect of accounting change    48,733

24,314


   Provision for income taxes                 (19,646)

(9,381)


   Minority interest in net loss

     of subsidiary                                165

193


   Income before cumulative effect of

     accounting change                         29,252

15,126


   Cumulative effect of change in accounting

     for income taxes                              --

(1,500)



     Net income                              $ 29,252     $

13,626


   Income per share before cumulative effect

     of accounting change                        $.63

$.33


   Cumulative effect of change in accounting

     for income taxes                              --

(.03)


   Net income per Common and

     equivalent share                            $.63

$.30


   Dividends declared per share

     of Common stock outstanding                 $.14

$.125


   Common and equivalent shares

     outstanding                               46,457

46,002




             See accompanying notes to financial statements.




                     FLEETWOOD ENTERPRISES, INC. AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS (CONDENSED)

                              (Amounts in thousands)


                                 ASSETS


                                               July 31,     April

24,

                                                 1994

1994

                                              (Unaudited)



Cash                                          $  33,269      $

37,267

Investments                                     181,675

121,212

Receivables:

  Manufacturing                                 158,402

158,054

  Finance company                               302,273

386,207

Inventories:

  Raw materials                                 113,383

117,778

  Work in process and finished products          53,763

65,876

Land held for future development                  6,800

6,800

Property, plant and equipment                   235,581

220,788

Deferred tax benefits                            63,640

59,084

Other assets                                     54,278

51,057


                                             $1,203,064

$1,224,123



                       LIABILITIES AND SHAREHOLDERS'EQUITY


Accounts payable                                $ 87,810      $

80,568

Commercial paper borrowings and long-term debt   273,887

360,601

Employee compensation and benefits                98,878

98,004

Federal and state taxes on income                 16,826

(4,323)

Insurance reserves                                43,626

45,343

Other liabilities                                112,955

97,715

      Total liabilities                          633,982

677,908


Contingent liabilities


Minority interest                                   (435)

(251)


Shareholders' equity:


  Preferred stock, $1 par value,authorized

     10,000,000 shares, none outstanding              --

- --


  Common stock, $1 par value, authorized

     75,000,000 shares, outstanding 45,997,000

     at July 31, 1994 and 45,996,000

     at April 24,1994                             45,997

45,996


Capital surplus                                   40,956

40,949

Retained earnings                                483,899

461,086

Foreign currency translation adjustment           (1,248)

(1,565)

Investment securities valuation adjustment           (87)

- --

                                                 569,517

546,466


                                              $1,203,064

$1,224,123


                 See accompanying notes to financial statements.




                     FLEETWOOD ENTERPRISES, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

(CONDENSED)

                                 (Amounts in thousands)

                                      (UNAUDITED)



                                                       Fourteen

Thirteen

                                                         Weeks

Weeks

                                                         Ended

Ended

                                                        July 31,

July 25,

                                                         1994

1993





CASH FLOWS FROM OPERATING ACTIVITIES:


Net income                                             $29,252

$13,626

Adjustments to reconcile net income to net

  cash provided by operating activities:

  Depreciation expense                                   5,108

4,091

  Amortization of intangibles and goodwill                 497

455

  Provision for credit losses                            1,387

672

  (Gain) loss on sales of property, plant

    and equipment                                           11

(40)

  Changes in assets and liabilities:

    (Increase) decrease in manufacturing receivables      (348)

19,549

    Decrease in inventories                             16,508

2,263

    Increase in deferred tax benefits

      and other assets                                  (8,274)

(6,165)

    Increase in accounts payable                         7,242

3,447

    Increase in employee compensation and benefits         874

99

    Increase in Federal and state taxes on income       21,149

10,344

    Increase in other liabilities                       13,523

5,042

  Foreign currency translation adjustment                  317

(718)


Net cash provided by operating activities               87,246

52,665


CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of finance receivables                    (310,504)

(239,461)

Principal collected on finance receivables             267,624

222,951

Proceeds from sale of retail sales contracts           125,427

- --

Purchases of investment securities:

  Held-to-maturity                                  (1,684,253)

(1,751,377)

  Available-for-sale                                  (213,201)

(58,420)

Proceeds from maturity of investment securities:

  Held-to-maturity                                   1,664,110

1,753,597

  Available-for-sale                                   135,970

7,414

Proceeds from sale of available-for-sale

  investment securities                                 36,824

36,173

Purchases of property, plant and equipment, net        (19,912)

(25,372)

Minority interest in subsidiary                           (184)

(193)


Net cash provided by (used in) investing activities      1,901

(54,688)


CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of commercial paper             471,971

323,448

Principal payments on commercial paper                (558,685)

(317,858)

Dividends to shareholders                               (6,439)

(5,708)

Proceeds from exercise of stock options                      8

- -


Net cash used in financing activities                  (93,145)

(118)


Decrease in cash                                        (3,998)

(2,141)

Cash at beginning of period                             37,267

34,834


Cash at end of period                                  $33,269

$32,693


Supplementary disclosures:

  Income taxes paid                                     $2,434

$618

  Interest paid                                          6,330

6,041




                See accompanying notes to financial statements.



                          FLEETWOOD ENTERPRISES, INC. AND

SUBSIDIARIES

                              CONSOLIDATED STATEMENT OF CHANGES

                              IN SHAREHOLDERS' EQUITY (CONDENSED)

                                   (Amounts in thousands)



                                                          Foreign

Investment

               Common Stock                             Currency

Securities      Total

              Number              Capital     Retained

Translation Valuation  Shareholders'

             of Shares  Amount    Surplus     Earnings

Adjustment Adjustment     Equity






Balance April 24,

 1994         45,996   $45,996   $40,949     $461,086   $(1,565)

$ --        $546,466


  Add (deduct)-


  Net income    --       --        --          29,252       --

- --          29,252


  Cash dividends

   declared on Common

   stock        --       --        --          (6,439)      --

- --          (6,439)


  Stock options

   exercised      1         1          7        --         --

- --                8


  Foreign currency

    translation

    adjustment   --      --        --            --        317

- --             317


  Investment securities

    valuation

    adjustment   --      --        --            --        --

(87)           (87)


Balance July 31,

  1994      45,997   $45,997    $40,956     $483,899   $(1,248)

$ (87)      $569,517



                See accompanying notes to financial statements.





          FLEETWOOD ENTERPRISES, INC. AND SUBSIDIARIES


      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                         JULY 31, 1994



1) Reference to Annual Report


   Reference is made to the Notes to Consolidated Financial

   Statements included in the Company's Form 10-K annual report for the year ended April 24, 1994.


2) Investment Securities


Effective with the beginning of fiscal year 1995, the Company adopted FAS No. 115, "Accounting for Certain Investments in

   Debt and Equity Securities."  The statement requires that

   all applicable investments be classified as trading

   securities, available-for-sale securities or held-to-

   maturity securities.  The Company did not have any

   investments classified as trading securities during the

   periods presented.  The statement further requires that

   held-to-maturity securities be reported at amortized cost

   and available-for-sale securities be reported at fair

   value, with unrealized gains and losses excluded from

   earnings but reported in a separate component of

   shareholders' equity (net of the effect of income taxes)

   until they are sold.  At the time of sale, any gains or

   losses, calculated by the specific identification method,

   will be recognized as a component of operating results.


The following is a summary of investment securities as of July

   31, 1994:


                                                     (Amounts in

   thousands)


                                   Gross     Gross     Estimated

                          Amortized          Unrealized

Unrealized                Fair

                          Cost     Gains     Losses    Value




   Available-for-Sale Securities:


     U.S. Treasury securities and

       obligations of U.S.

       government agencies       $ 37,664  $ 30       $ 97

$ 37,597

     Obligations of states and

       political subdivisions      33,741    25         18

33,748

     U.S. Corporate securities      1,002    --         --

1,002

     Foreign government

       obligations                  7,634   250         18

7,866

     Other debt securities         39,793   336        646

39,483


                                $119,834  $641       $779

$119,696



   Held-to-Maturity Securities:


     Foreign government

       obligations              $  4,689   $ --       $ --

$ 4,689

     Other debt securities        57,239     --         --

57,239


                                $61,928   $ --       $ --

$61,928


       The amortized cost and estimated fair value of the

   securities at July 31, 1994, by contractual maturity, are

   shown below.  Expected maturities will differ from

   contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.


                                (Amounts in thousands)


                                                          Fair

                                                     Cost Value



       Available-for-Sale:


     Due in one year or less               $ 81,084           $

80,657

     Due after one year through five years   20,242

20,248

     Due after five years through ten years  18,508

18,791



$119,834           $119,696


   Held-to-Maturity:


     All due in one year or less            $61,928$61,928



   Investment income for the quarter ended July 31, 1994

consisted of the following:


                                   Amount


     Interest income               $2,054

     Gross realized gains             299

     Gross realized losses            (9)

     Investment management fees      (10)


                                   $2,334


             MANAGEMENT'S DISCUSSION AND ANALYSIS OF


          RESULTS OF OPERATIONS AND FINANCIAL CONDITION



Current Quarter Compared to Same Quarter Last Year


Significant sales gains from both of the Company's major

business segments led to record earnings for the first quarter of fiscal 1995.  Net income for the quarter ended July 31, 1994,

increased 115 percent to $29,252,000 or 63 cents per share, up from $13,626,000 or 30 cents per share last year.  Last year's first period earnings included a $1,500,000 charge or 3 cents per share for a change in accounting for income taxes.  Also,

this year's first quarter contained 14 weeks compared to 13

weeks in last year's similar period.  Total revenues for the

Company reached $764.3 million for the quarter, 42 percent ahead of last year's $537.4 million.


Strong demand for manufactured housing in most regions of the country and an expanding Fleetwood market share resulted in the highest quarterly housing revenues on record.  Housing revenues jumped 55 percent in the first quarter to $351.9 million, up from $227.6 million a year ago.  The Company sold 18,359 homes in the period, 49 percent ahead of last year's first quarter.

Housing group sales represented 47 percent of total Company

revenues compared to 43 percent last year.


Recreational vehicle revenues reached a new first quarter high of $389.9 million, 32 percent ahead of the $294.3 recorded a year ago.  Strong sales gains from motor homes and travel

trailers led to the increase.  Motor home revenues were up 36 percent to a first quarter record $220.0 million on a 26

percent gain in unit volume to 4,668.  The travel trailer

division also posted record sales for a July quarter with a 29 percent increase to $135.4 million.  Unit volume was up 25

percent to 10,755.  The Company's folding trailer division

recorded revenues of $21.6 million, a new first quarter high and 8 percent ahead of last year's exceptionally strong first period.  Folding trailer shipments rose 1 percent to 5,257

units.  Fleetwood's European RV operation generated first

quarter revenues of $12.9 million, 66 percent ahead of last

year's $7.7 million.  Recreational vehicle sales accounted for

52 percent of total Company revenues, down from 56 percent last year.


Manufacturing gross profit increased to 19.2 percent of sales from 18.2 percent last year, reflecting higher profit margins for both housing and recreational vehicles.  This resulted from a combination of factors, including improved pricing,

relatively stable direct labor and raw material costs, and the favorable effect of higher volume on certain manufacturing

overhead costs which are not directly variable with sales.


Operating expenses rose 32 percent to $103.9 million, but

decreased as a percentage of revenues from 14.7 percent to 13.6 percent, reflecting the effect of higher volume.  Selling

expenses of $43.4 million were up 54 percent, and also rose as a percentage of revenues from 5.2 percent to 5.7 percent.  Cost increases were primarily volume-related and included higher

product warranty expenses, as well as increases for sales

commissions, marketing programs and product financing.  General and administrative expenses increased 19 percent to $60.5

million primarily due to higher employee compensation and

benefits, much of which was related to increased management

incentive compensation based upon improved profitability.


Non-operating income for the first quarter included net

interest income of $1.5 million, down 23 percent from $2.0

million last year.  The decline reflects reduced investment

income primarily caused by lower rates of return and higher

interest expense for the Company's European operation.


The combined Federal and state income tax rate increased to

40.3 percent from last year's 38.6 percent primarily due to

higher amounts accrued for state income taxes in the current year.


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



                                   FLEETWOOD ENTERPRISES, INC.





                                   Paul M. Bingham

                                   Financial Vice President

                                   and Chief Financial Officer

August 31, 1994