Form 10-Q
period 1994-10-30
FLEETWOOD ENTERPRISES INC/DE/
filed 1994-12-08
CIK 314132

FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION


                            WASHINGTON, DC   20549



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)


     X              OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended October 30, 1994



              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)



______              OF THE SECURITIES EXCHANGE ACT OF 1934



          For the transition period from ___________ to ___________



                        Commission File Number 1-7699



                 FLEETWOOD ENTERPRISES, INC

(Exact name of registrant as specified in its charter)



      Delaware                            95-1948322

_______________________       _____________________________________________

(State or other jurisdiction of           (I.R.S. Employer

incorporation or organization)      Identification Number)


3125 Myers Street, Riverside, California  92503-5527

___________________________________________________________________________

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


         Class                      Outstanding at October 30, 1994

_______________________             _____________________________


Common stock, $1 par value          46,037,542 shares


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


Company's opinion, the statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the periods ending October 30, 1994 and October 24, 1993 and the balances as of October 30, 1994 and April 24, 1994.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the


Company's latest annual report on Form 10-K.





                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS







To the board of directors and shareholders of Fleetwood Enterprises, Inc.:



      We have reviewed the accompanying condensed consolidated balance sheet of FLEETWOOD ENTERPRISES, INC. (a Delaware Corporation) and subsidiaries as of October 30, 1994, and the related condensed consolidated statements of income for the  thirteen and twenty-seven week periods ended October 30,

1994, and for the thirteen and twenty-six week periods ended October 24,

1993, the condensed consolidated statement of  cash flows for the twenty-

seven and twenty-six week periods ended October 30, 1994 and October 24,

1993, respectively, and the condensed consolidated statement of changes in shareholders' equity for the twenty-seven week period ended October 30,

1994.  These condensed consolidated financial statements are the responsibility of the Company's management.


      We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants.  A review of interim financial information consists principally of applying analytical procedures to the financial data and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards,

the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.


      Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.


      We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Fleetwood Enterprises,

Inc. and subsidiaries as of April 24, 1994, and the related consolidated statements of income, cash flows and changes in shareholders' equity for the year then ended (not presented herein) and, in our report dated June 23,

1994 we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of April 24, 1994, is fairly stated,

in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                             ARTHUR ANDERSEN & CO.




Orange County, California

November 29, 1994



                FLEETWOOD ENTERPRISES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                 (Amounts in thousands except per share data)

                                 (UNAUDITED)


                            Thirteen     Thirteen   Twenty-seven  Twenty-six

                             Weeks         Weeks        Weeks        Weeks

                             Ended         Ended        Ended        Ended

                            Oct. 30,     Oct. 24,     Oct. 30,      Oct. 24,

                              1994         1993         1994          1993


OPERATING REVENUES:

   Manufacturing sales     $699,525      $558,756   $1,453,103   $1,087,044

   Finance interest income   10,896         8,689       21,616       17,828

                            -------       -------      -------      -------

                            710,421       567,445    1,474,719    1,104,872

COSTS AND EXPENSES:

   Cost of products sold    571,799       454,318    1,180,335      886,495

   Operating expenses        99,479        83,759      203,368      162,729

   Finance interest expense   4,524         3,540        9,169        7,518

                            -------       -------      -------      -------

                            675,802       541,617    1,392,872    1,056,742


   Operating income          34,619        25,828       81,847       48,130


OTHER INCOME (EXPENSE):


   Investment income          2,203         2,935        4,537        5,480

   Interest expense          (1,026)         (622)      (1,844)      (1,195)

   Other                       (181)          554         (192)         594

                              -----         -----        -----        -----

                                996         2,867        2,501        4,879


 Income before provision for income

  taxes and cumulative effect

  of accounting change       35,615        28,695       84,348       53,009


 Provision for

  income taxes              (14,766)      (12,007)     (34,412)     (21,388)


 Minority interest in net loss

  of subsidiary                 360           387          525          580


 Income before cumulative effect

  of accounting change       21,209        17,075       50,461       32,201


 Cumulative effect of change

  in accounting for

  income taxes                   --            --          --        (1,500)


     Net income             $21,209       $17,075      $50,461      $30,701


 Income per share before

  cumulative effect of

  accounting change            $.45          $.37        $1.08         $.70


 Cumulative effect of

  change in accounting

  for income taxes               --            --           --         (.03)


 Net income per Common

  and equivalent share         $.45          $.37        $1.08         $.67



 Dividends declared

  per share of Common

  stock outstanding            $.14         $.125         $.28         $.25


 Common and equivalent

  shares outstanding         46,678        46,208       46,569       46,099




                    See accompanying notes to financial statements.



               FLEETWOOD ENTERPRISES, INC. AND SUBSIDIARIES

                  CONSOLIDATED BALANCE SHEETS (CONDENSED)

                           (Amounts in thousands)


                                 ASSETS


                                        October 30,       April 24,

                                           1994             1994

                                       (Unaudited)


Cash                                    $ 23,952           $ 37,267

Investments                              160,745            121,212

Receivables:

  Manufacturing                          158,979            158,054

  Finance company                        378,340            386,207

Inventories:

  Raw materials                          136,602            117,778

  Work in process and finished products   63,006             65,876

Land held for future development           6,800              6,800

Property, plant and equipment            244,035            220,788

Deferred tax benefits                     65,519             59,084

Other assets                              52,038             51,057

                                      ----------           --------

                                      $1,290,016         $1,224,123



                       LIABILITIES AND SHAREHOLDERS' EQUITY



Accounts payable                        $ 95,429           $ 80,568

Commercial paper borrowings

  and long-term debt                     351,775            360,601

Employee compensation and benefits       100,813             98,004

Federal and state taxes on income         (5,231)            (4,323)

Insurance reserves                        44,336             45,343

Other liabilities                        119,192             97,715

    Total liabilities                    706,314            677,908


Contingent liabilities


Minority interest                           (816)              (251)


Shareholders' equity:


  Preferred stock, $1 par value,authorized

    10,000,000 shares, none outstanding       --                 --


  Common stock, $1 par value,authorized

    75,000,000 shares, outstanding 46,038,000

    at October 30, 1994 and 45,996,000

    at April 24, 1994                      46,038            45,996

  Capital surplus                          41,254            40,949

  Retained earnings                       498,662           461,086

  Foreign currency translation

    adjustment                               (782)           (1,565)

  Investment securities

    valuation adjustment                     (654)               --

                                          -------           -------

                                          584,518           546,466


                                       $1,290,016        $1,224,123



                See accompanying notes to financial statements.



          FLEETWOOD ENTERPRISES, INC. AND SUBSIDIARIES

        CONSOLIDATED STATEMENTS OF CASH FLOWS (CONDENSED)

                      (Amounts in thousands)

                           (UNAUDITED)


                                           Twenty-seven       Twenty-six

                                           Weeks Ended        Weeks Ended

                                       October 30, 1994     October 24, 1993



CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                     $50,461             $30,701

Adjustments to reconcile net income to net

  cash provided by operating activities:

  Depreciation expense                          10,641              8,740

  Amortization of intangibles and goodwill       1,003                907

  Provision for credit losses                    2,946              1,412

  (Gain) loss on sales of property,

    plant and equipment                            192               (594)

  Changes in assets and liabilities:

    (Increase) decrease in

      manufacturing receivables                   (925)            19,540

    (Increase) decrease

      in inventories                           (15,954)             1,601

    Increase in deferred tax benefits           (6,435)            (1,759)

    Increase in other assets                    (1,984)            (7,140)

    Increase in accounts payable                14,861             14,730

    Increase in employee compensation

      and benefits                               2,809              5,017

    Decrease in Federal and

      state taxes on income                       (908)            (7,496)

    Increase (decrease) in

      insurance reserves                        (1,007)             3,178

    Increase in other liabilities               21,477             11,262

  Foreign currency translation adjustment          783               (492)


Net cash provided by operating activities       77,960             79,607


CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of finance receivables            (643,038)          (493,200)

Principal collected on finance receivables     497,959            408,928

Proceeds from sale of retail sales contracts   150,000             93,531

Purchases of investment securities:

  Held-to-maturity                          (3,267,918)        (3,654,107)

  Available-for-sale                          (253,477)          (121,470)

Proceeds from maturity of investment securities:

  Held-to-maturity                           3,267,676          3,643,842

  Available-for-sale                           163,025             20,580

Proceeds from sale of available-for-sale

  investment securities                         50,507             73,127

Purchases of property, plant

  and equipment, net                           (34,080)           (35,603)

Minority interest in subsidiary                   (565)              (580)


Net cash used in investing activities          (69,911)           (64,952)



CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of commercial paper     928,694            751,249

Principal payments on commercial paper        (937,520)          (730,592)

Principal payments on long-term debt                --            (30,000)

Dividends to shareholders                      (12,885)           (11,418)

Proceeds from exercise of stock options            347                168


Net cash used in financing activities          (21,364)           (20,593)


Decrease in cash                               (13,315)            (5,938)

Cash at beginning of period                     37,267             34,834


Cash at end of period                          $23,952            $28,896


Supplementary disclosures:

  Income taxes paid                            $41,938            $28,943

  Interest paid                                 10,201              8,480



        See accompanying notes to financial statements.



                  FLEETWOOD ENTERPRISES, INC.

              CONSOLIDATED STATEMENT OF CHANGES

              IN SHAREHOLDERS' EQUITY (CONDENSED)

                    (Amounts in thousands)

                       (UNAUDITED)


                                                              Invest-

                                                              ment

                                                    Foreign   Secu-

                                                    Currency  rities

                                                    Trans-    Valu-    Total

                  Common Stock                      lation    ation    Share-

                  Number of      Capital  Retained  Adjust-   Adjust- holders'

               Shares    Amount  Surplus  Earnings  ment      ment     Equity


Balance

  April 24,

   1994        45,996   $45,996  $40,949  $461,086  $(1,565) $  --    $546,466


  Add (deduct)-


  Net income      --       --         --    50,461      --      --      50,461


  Cash dividends

    declared on

    Common stock  --       --         --   (12,885)     --      --    (12,885)


  Stock options

    exercised      42       42        305       --       --      --       347


  Foreign currency

   translation

   adjustment     --       --         --       --       783     --        783


  Investment

   securities

   valuation

   adjustment     --       --         --       --       --     (654)     (654)


Balance

  October 30,

   1994       46,038   $46,038   $41,254  $498,662   $ (782)  $(654)  $584,518


                  See accompanying notes to financial statements.





                 FLEETWOOD ENTERPRISES, INC. AND SUBSIDIARIES


             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                               October 30, 1994



1)  Reference to Annual Report


    Reference is made to the Notes to Consolidated Financial Statements included in the Company's Form 10-K annual report for the year ended

    April 24, 1994.



2)  Investment Securities


Effective with the beginning of fiscal year 1995, the Company adopted FAS No.

    115, "Accounting for Certain Investments in Debt and Equity Securities."

    The statement requires that all applicable investments be classified as trading securities, available-for-sale securities or held-to-maturity securities.  The Company did not have any investments classified as trading securities during the periods presented.  The statement further requires that held-to-maturity securities be reported at amortized cost and available-for-sale securities be reported at fair value, with unrealized gains and losses excluded from earnings but reported in a separate component of shareholders' equity (net of the effect of income taxes) until they are sold.  At the time of sale, any gains or losses,

    calculated by the specific identification method, will be recognized as a component of operating results.


The following is a summary of investment securities as of October 30, 1994:


                                                                (Amounts in

    thousands)


                                          Gross       Gross       Estimated

                                Amortized Unrealized  Unrealized  Fair

                                Cost      Gains       Losses      Value


    Available-for-Sale Securities:


      U.S. Treasury securities and

        obligations of U.S.

        government agencies  $ 32,141      $ --       $ 908     $ 31,233

      Obligations of states and

        political subdivisions 39,880         4          86       39,798

      U.S. Corporate securities 1,001        --          --        1,001

      Foreign government

        obligations             8,493        11          57        8,447

      Other debt securities    37,858       336         339       37,855


                             $119,373      $351      $1,390     $118,334



    Held-to-Maturity Securities:


      Foreign government

        obligations          $  1,839     $  --       $  --     $  1,839

      Other debt securities    40,187        --          --       40,187


                              $42,026     $  --       $  --      $42,026



         The amortized cost and estimated fair value of the securities at

    October 30, 1994, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.


                                           (Amounts in thousands)


                                                          Fair


Cost          Value


         Available-for-Sale:


      Due in one year or less                   $ 77,628      $ 77,371

      Due after one year through five years       22,787        22,558

      Due after five years through ten years      18,958        18,405



$119,373                            $118,334


    Held-to-Maturity:


      All due in one year or less                $42,026       $42,026



    Investment income for the six months ended October 30, 1994 consisted of the following:


                                           Amount


      Interest income                      $4,281

      Gross realized gains                    298

      Gross realized losses                    (9)

      Investment management fees              (33)


                                           $4,537


                 FLEETWOOD ENTERPRISES, INC. AND SUBSIDIARIES



                     MANAGEMENT'S DISCUSSION AND ANALYSIS

               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                            (Amounts in thousands)



The following is an analysis of changes in key items included in the consolidated statements of income for the 13-week and 27-week periods ended

October 30, 1994.

<TABLE.

                               Thirteen Weeks Ended   Twenty-seven Weeks Ended

                                 October 30, 1994        October 30, 1994


                               Increase      %         Increase      %

                               (Decrease)  Change      (Decrease)  Change

[S]                             [C]         [C]         [C]          [C]

Manufacturing sales             $140,769    25.2  %     $366,059     33.7  %

Cost of products sold            117,481    25.9         293,840     33.1

  Manufacturing gross profit      23,288    22.3          72,219     36.0


Finance interest income            2,207    25.4           3,788     21.2

Finance interest expense             984    27.8           1,651     22.0

  Net finance revenues             1,223    23.8           2,137     20.7


Selling expenses                  11,953    37.2          27,149     45.0

General and admin. expenses        3,767     7.3          13,490     13.2

  Operating expenses              15,720    18.8          40,639     25.0


  Operating income                 8,791    34.0          33,717     70.1


  Other income (expense)          (1,871) (65.3)          (2,378)   (48.7)


  Income before taxes              6,920    24.1          31,339     59.1


  Provision for income taxes       2,759    23.0          13.024     60.9


  Net income                      $4,134    24.2  %      $19,760     64.4  %

[/TABLE]


Current Quarter Compared to Same Quarter Last Year


Net income for the quarter ended October 30, 1994 rose 24 percent to

$21,209,000 or 45 cents per share compared to $17,075,000 or 37 cents per share for the similar period last year.  This was the result of solid revenue growth from both manufactured housing and recreational vehicles.

Overall revenues reached a new second quarter high of $710.4 million, up 25 percent from $567.4 million a year ago.


Housing revenues of $344.1 million were the highest on record for the

October quarter and 32 percent ahead of last year's $260.5 million.  Housing unit volume rose 21 percent in the second quarter to 17,542 homes.  Housing group sales represented 48 percent of total Company revenues compared to 46 percent last year.


Recreational vehicle revenues rose 18 percent in the second quarter to

$344.7 million reflecting good sales gains from towable products and motor homes.  Motor home sales were up 15 percent to $191.2 million on a 10 percent gain in unit volume to 4,004.  Travel trailer revenues increased 22 percent to $121.0 million on 14 percent unit growth to 8,939.  The Company's folding trailer division experienced a 2 percent decline in revenues to

$20.3 million as a result of an 11 percent drop in shipments to 4,723 units.

European RV revenues improved to $12.2 million in the second quarter.

Recreational vehicle sales accounted for 49 percent of total Company revenues, down from 51 percent last year.


The benefits of higher volume were partially offset by rising raw material costs and a higher than expected loss from the Company's European RV operation.  Despite improved sales volume in Europe, thin gross profit margins and high operating costs led to a $1.6 million operating loss for the quarter.  Management expects that losses in its European operations are likely to continue throughout the balance of fiscal 1995.


A 26 percent rise in the cost of products sold led to a decline in the gross margin percentage.  Manufacturing gross profit dropped from 19.2 percent of sales last year to 18.3 percent, primarily reflecting margin pressure in the housing group.  Most of the profit margin erosion stemmed from rising raw material costs which were not fully recovered in the selling prices of manufactured homes.


Net finance revenues increased $1.2 million or 24 percent primarily due to higher wholesale loan volume.  Finance interest income as well as finance interest expense were effected by increasing interest rates; however, the spread between lending and borrowing rates was largely maintained.


Operating expenses rose $15.7 million or 19 percent to $99.5 million, but decreased as a percentage of sales from 14.8 percent to 14.0 percent,

reflecting the effect of higher volume.  Selling expenses of $44.1 million were up nearly $12.0 million or 37 percent.  This was primarily due to higher costs for product warranty service, sales commissions, sales promotion and provisions for loan losses.  General and administrative expenses increased $3.8 million or 7 percent to $55.4 million; however, as a percentage of revenues these costs declined to 7.8 percent from 9.1 percent in the prior year.  The dollar increase was primarily due to higher employee compensation and benefits, largely caused by increased staffing for new plants and merit increases, accompanied by higher payroll taxes and retirement plan contributions.


Non-operating income declined $1.9 million or 65 percent due to a 49 percent drop in net investment income and a $735,000 unfavorable swing in gains and losses on sales of fixed assets.  The $1.2 million reduction in net interest income reflects higher interest expense as well as lower investment income.

Higher interest rates and increased borrowing by the European RV operation led to the rise in interest expense.  The reduced investment income resulted from a decline in realized gains on sales of investments.


The combined Federal and state income tax rate declined to 41.5 percent compared to 41.8 percent last year.


Current Year-To-Date Compared to Same Period Last Year


Earnings for the first six months of fiscal 1995 reached $50,461,000 or

$1.08 per share, up 64 percent from $30,701,000 and 67 cents per share in last year's first half.  Last year's earnings included a $1.5 million charge

(3 cents per share) for a change in accounting for income taxes.  First half revenues were a record, rising 33 percent to $1.47 billion versus $1.10 billion last year.


Manufactured housing revenues reached a record $696.0 million, up 43 percent from $488.2 million last year.  Unit shipments for the first half of 1995 totaled 35,901, a gain of 34 percent over last year's same period.  This improvement resulted from a healthy manufactured housing market and continued market share growth by Fleetwood.  Industry unit volume grew 21 percent through the first nine months of calendar 1994, but the Company's home sales during that period were 36 percent ahead of the prior year.

Housing revenues were 47 percent of total Company revenues, up from 44 percent for the similar period last year.


Increased sales of motor homes and travel trailers led to a six-month sales gain of 25 percent for the RV group.  As a result of a robust market for recreational vehicles, revenues reached a record $734.6 million in the first half, up from $585.7 million last year.  Motor home and travel trailer revenues were both 25 percent ahead of last year's first half, rising to

$411.2 million and $256.4 million, respectively.  Fleetwood's folding trailer division generated revenues of $41.9 million in the first six months, up 3 percent over the prior year.  European RV sales improved to

$25.1 million in the first half.  Recreational vehicle sales represented 50 percent of total Company revenues compared to 53 percent last year.


The cost of products sold rose 33 percent, giving rise to a higher gross margin percentage.  Manufacturing gross profit increased to 18.8 percent of sales from 18.4 percent last year due to improved RV profit margins.

Improvements in direct labor and manufacturing overhead costs, relative to sales, more than offset the effect of rising raw material costs.


Net finance revenues rose $2.1 million or 21 percent primarily as a result of higher wholesale loan volume and increased loan servicing income.

Finance interest income and interest expense were both influenced by higher interest rates, but the spread between lending and borrowing rates was essentially maintained.


Operating expenses increased $40.6 million or 25 percent to $203.4 million,

but higher sales volume caused operating expenses to decline as a percentage of revenues from 14.7 percent to 13.8 percent.  Selling expenses rose $27.1 million or 45 percent to $87.5 million, primarily due to cost increases for product warranty service, product financing, sales commissions and sales promotion.  As a percentage of revenues, selling expenses rose from 5.5 percent to 5.9 percent.  General and administrative expenses were up $13.5 million or 13 percent to $115.9 million primarily reflecting increased staffing and higher management incentive compensation (tied to profitability), along with increases in related payroll taxes and benefits.

As a percentage of revenues, general and administrative costs declined from

9.3 percent to 7.9 percent.


Non-operating income in the first half of fiscal year 1995 declined $2.4 million or 49 percent to $2.5 million.  The combination of lower investment income, higher interest expense for the European operation and the absence of gains on sales of property, plant and equipment led to the decline.  With respect to investment income, the favorable impact of larger invested balances and higher yields was more than offset by a decline in realized gains on sales of investment securities.


The combined Federal and state income tax rate rose to 40.8 percent, up from

40.3 percent last year due to higher accruals for state income taxes.


Liquidity and Capital Resources


The Company generally relies upon internally generated cash flows to fund capital expenditures and to satisfy working capital needs for its manufacturing operations.  Positive cash flows from operations during the first six months of fiscal 1995 resulted in a strengthened cash position as of October 30, 1994.  Despite healthy capital expenditures and a higher shareholder dividend, cash and investments rose from $158.5 million in April

1994 to $184.7 million at the end of October 1994.


Cash outflows in the six months ended October 1994 included capital expenditures of $34.1 million, most of which was related to continuing capacity expansion in the Company's housing group.  The quarterly shareholder dividend was increased from a per share rate of 12.5 cents to 14 cents in June 1994 which increased the aggregate dividend payments to $12.9 million for the first half of fiscal 1995.


The Company's finance subsidiary secured cash for lending operations primarily through the issuance of commercial paper and the sale to investors of securities backed by retail sales contracts on Fleetwood recreational vehicles.  In June 1994, Fleetwood Credit Corp. presold $150 million of asset-backed securities which were fully funded by August 1994.  The proceeds were principally used to pay down commercial paper debt.


The finance subsidiary uses the commercial paper market to fund both its wholesale receivables, which are prime rate based, and its fixed-rate retail installment sale contract receivables prior to their sale in the asset-

backed securities market.  To protect the value of the retail installment sale contract portfolio from unfavorable changes in interest rates, the finance subsidiary typically enters into interest rate exchange agreements or other interest rate hedging transactions during the period between origination of the receivables and their sale in the asset-backed securities market.


The finance company maintains a committed revolving credit facility with a number of major banks to support the issuance of commercial paper.  In

September 1994, Fleetwood Credit Corp. established a new $300 million credit facility to replace the existing $250 million facility, which is to be used for general corporate purposes, including commercial paper back-up.


Other Matters


The Department of Housing and Urban Development (HUD) in the past year has issued new regulations relating to the construction of manufactured housing so the homes will be better able to withstand high winds and extreme temperatures.  Houses manufactured after July 13, 1994 must comply with construction and installation standards to withstand high winds in certain

"hurricane zones" along the Atlantic and Gulf coasts, including all of

Florida.  The thermal standards, which principally relate to insulation ratings and the use of storm windows, apply to homes manufactured beginning

October 26,1994.  The wind and thermal standards vary according to the geographic regions or zones where the houses are sold.


The Company has increased the base retail prices of its homes to cover the costs of complying with the new standards as well as the profit on these costs.  With respect to the wind standard, the increase in the average retail price of homes resulting from such cost increases ranges from 7 percent to 15 percent, depending on the geographic region and whether a home is single-section or multi-section.  The increase in the average retail price of homes resulting from the cost of compliance with the thermal standard generally ranges from 7 percent to 8 percent.  The Company does not believe that the cost increases resulting from these new standards will have a material effect on the Company's sales or gross profit margins.


                      PART II         OTHER  INFORMATION



Item 4.  Submission of Matters to a Vote of Security Holders


At Fleetwood's Annual Meeting of Shareholders held on September 13, 1994, the following directors were elected to three-year terms to Fleetwood's Board of

Directors:  Glenn F. Kummer, Dale T. Skinner and Thomas A. Fuentes.  The

following directors continued in office after the meeting, but were not elected at the meeting:  John C. Crean, William W. Weide, Andrew Crean, Dr.

Douglas M. Lawson and Walter F. Beran.


The shareholder votes on the elections were as follows:


                                  For                   Withheld Vote


    Glenn F. Kummer           39,515,772                 278,104


    Dale T. Skinner           39,510,048                 283,828


    Thomas A. Fuentes         39,514,086                 279,790


In addition, the shareholders approved the adoption of the Senior Executive

Incentive Compensation Plan which was approved by the Compensation Committee of the Board of Directors on April 21, 1994 and ratified by the Board of

Directors on June 14, 1994.  The shareholder vote on the proposed plan was as follows:


         For:             37,424,334


         Against:          1,704,583


         Abstain:            664,959


The shareholders also approved the adoption of the Company's Amended and

Restated Long-Term Incentive Plan which was adopted by the Board of Directors on March 8, 1994.  The shareholder vote on the proposed plan was as follows:


         For:             37,826,491


         Against:          1,240,611


         Abstain:            726,774


The total number of shares of Fleetwood Common stock outstanding as of July

20, 1994, the record date for the Annual Meeting, was 45,995,542 shares.




                                  SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          FLEETWOOD ENTERPRISES, INC.




                                          _____________________

                                          Paul M. Bingham

                                          Financial Vice President

                                          and Chief Financial Officer


December 8, 1994


                          FLEETWOOD ENTERPRISES, INC.

                      CONSOLIDATED FINANCIAL INFORMATION

                            FINANCIAL DATA SCHEDULE