Form 10-Q
period 1995-01-29
FLEETWOOD ENTERPRISES INC/DE/
filed 1995-03-08
CIK 314132

FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION


                            WASHINGTON, DC   20549



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)


    X               OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended January 29, 1995



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

_______________________       ______________________________________________

(State or other jurisdiction of           (IRS Employer

incorporation or organization)      Identification Number)


3125 Myers Street, Riverside, California  92503-5527

____________________________________________________________________________

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


Class                               Outstanding at January 29, 1995

_________________________           _________________________________________


Common stock, $1 par value    46,037,542 shares


Preferred share purchase rights                 --




                          CONDENSED FINANCIAL STATEMENTS



      The following unaudited interim condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the


Securities and Exchange Commission.  Such financial statements have been reviewed by Arthur Andersen LLP in accordance with standards established by the American Institute of Certified Public Accountants.  As indicated in their report included herein, Arthur Andersen LLP does not express an opinion on these statements.



      Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading.  In the Company's opinion, the statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the periods ending January 29, 1995 and January 23, 1994 and the balances as of January 29, 1995 and April 24, 1994.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.



                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the board of directors and shareholders of Fleetwood Enterprises, Inc.:



      We have reviewed the accompanying condensed consolidated balance sheet of FLEETWOOD ENTERPRISES, INC. (a Delaware Corporation) and subsidiaries as of

January 29, 1995, and the related condensed consolidated statements of income for the thirteen and forty week periods ended January 29, 1995, and for the thirteen and thirty-nine week periods ended January 23, 1994, the condensed consolidated statements of  cash flows for the forty and thirty-nine week periods ended January 29, 1995 and January 23, 1994, respectively, and the condensed consolidated statement of changes in shareholders' equity for the forty week period ended January 29, 1995.  These condensed consolidated financial statements are the responsibility of the Company's management.


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





                                          ARTHUR ANDERSEN LLP




Orange County, California

February 28, 1995



                FLEETWOOD ENTERPRISES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                 (Amounts in thousands except per share data)

                                 (UNAUDITED)


                            Thirteen     Thirteen      Forty       Thirty-nine

                             Weeks         Weeks        Weeks        Weeks

                             Ended         Ended        Ended        Ended

                            Jan. 29,     Jan. 23,     Jan. 29,      Jan. 23,

                              1995         1994         1995          1994


OPERATING REVENUES:

   Manufacturing sales     $648,248      $538,811   $2,101,351   $1,625,855

   Finance interest income   13,177         9,812       34,793       27,640

                            -------       -------      -------      -------

                            661,425       548,623    2,136,144    1,653,495

COSTS AND EXPENSES:

   Cost of products sold    534,175       445,074    1,714,510    1,331,569

   Operating expenses        93,053        79,815      296,421      242,544

   Finance interest expense   6,255         4,133       15,424       11,651

                            -------       -------      -------      -------

                            633,483       529,022    2,026,355    1,585,764


   Operating income          27,942        19,601      109,789       67,731


OTHER INCOME (EXPENSE):


   Investment income          3,835         1,893        8,372        7,373

   Interest expense          (1,180)         (698)      (3,024)      (1,893)

   Other                       (339)          (74)        (531)         520

                              -----         -----        -----        -----

                              2,316         1,121        4,817        6,000


 Income before provision for

  income taxes and cumulative

  effect of accounting

  change                     30,258        20,722      114,606       73,731


 Provision for

  income taxes              (12,116)       (9,091)     (46,528)     (30,479)


 Minority interest in net

  loss of subsidiary            138           481          663        1,061


 Income before cumulative effect

  of accounting change       18,280        12,112       68,741       44,313


 Cumulative effect of change

  in accounting for

  income taxes                   --            --           --       (1,500)


  Net income                $18,280       $12,112      $68,741      $42,813


 Income per share before

  cumulative effect of

  accounting change            $.39          $.26        $1.48         $.96


 Cumulative effect of change

  in accounting for

  income taxes                   --            --           --         (.03)


 Net income per Common

  and equivalent share         $.39          $.26        $1.48         $.93



 Dividends declared

  per share of Common

  stock outstanding            $.14         $.125         $.42        $.375


 Common and equivalent

  shares outstanding         46,379        46,245       46,507       46,151




                    See accompanying notes to financial statements.



               FLEETWOOD ENTERPRISES, INC. AND SUBSIDIARIES

                  CONSOLIDATED BALANCE SHEETS (CONDENSED)

                           (Amounts in thousands)


                                 ASSETS


                                        January 29,       April 24,

                                           1995             1994

                                       (Unaudited)


Cash                                    $ 27,218           $ 37,267

Investments                              141,283            121,212

Receivables:

  Manufacturing                          179,847            158,054

  Finance company                        346,972            386,207

Inventories:

  Raw materials                          144,662            117,778

  Work in process and finished products   72,373             65,876

Land held for future development           6,834              6,800

Property, plant and equipment            251,210            220,788

Deferred tax benefits                     64,946             59,084

Other assets                              54,562             51,057

                                      ----------           --------

                                      $1,289,907         $1,224,123



                       LIABILITIES AND SHAREHOLDERS' EQUITY



Accounts payable                        $ 84,770           $ 80,568

Commercial paper borrowings

  and long-term debt                     350,485            360,601

Employee compensation and benefits        99,499             98,004

Federal and state taxes on income         (7,003)            (4,323)

Insurance reserves                        42,664             45,343

Other liabilities                        124,518             97,715

    Total liabilities                    694,933            677,908


Contingent liabilities


Minority interest                           (944)              (251)


Shareholders' equity:


  Preferred stock, $1 par value,authorized

    10,000,000 shares, none outstanding       --                 --


  Common stock, $1 par value,authorized

    75,000,000 shares, outstanding 46,038,000

    at January 29, 1995 and 45,996,000

    at April 24, 1994                      46,038            45,996

  Capital surplus                          41,254            40,949

  Retained earnings                       510,497           461,086

  Foreign currency translation

    adjustment                             (1,381)           (1,565)

  Investment securities valuation

    adjustment                               (490)               --

                                          -------           -------

                                          595,918           546,466


                                       $1,289,907        $1,224,123



                See accompanying notes to financial statements.



          FLEETWOOD ENTERPRISES, INC. AND SUBSIDIARIES

        CONSOLIDATED STATEMENTS OF CASH FLOWS (CONDENSED)

                      (Amounts in thousands)

                           (UNAUDITED)


                                             Forty           Thirty-nine

                                           Weeks Ended        Weeks Ended

                                          Jan. 29, 1995      Jan. 23, 1994



CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                     $68,741            $42,813

Adjustments to reconcile net income to net

  cash provided by operating activities:

  Depreciation expense                          16,303             13,465

  Amortization of intangibles and goodwill       1,466              1,364

  Provision for credit losses                    4,560              2,479

  (Gain) loss on sales of property,

    plant and equipment                            531              (520)

  Changes in assets and liabilities:

    (Increase) decrease in manufacturing

      receivables                              (21,793)               642

    Increase in inventories                    (33,381)           (29,680)

    Increase in deferred tax benefits           (5,862)            (3,766)

    Increase in other assets                    (4,971)           (11,263)

    Increase in accounts payable                 4,202             16,784

    Increase in employee compensation

      and benefits                               1,495              3,797

    Decrease in Federal and

      state taxes on income                     (2,680)            (7,648)

    Increase (decrease) in insurance

      reserves                                  (2,679)             3,759

    Increase in other liabilities               26,803             13,180

  Foreign currency translation adjustment          184               (709)


Net cash provided by operating activities       52,919             44,697



CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of finance receivables            (879,762)          (732,847)

Principal collected on finance receivables     644,875            540,330

Proceeds from sale of retail sales contracts   269,562            193,021

Purchases of investment securities:

  Held-to-maturity                          (4,617,311)        (5,275,903)

  Available-for-sale                          (361,542)          (160,397)

Proceeds from maturity of investment securities:

  Held-to-maturity                           4,597,327          5,278,901

  Available-for-sale                           258,634             35,812

Proceeds from sale of available-for-

  sale investment securities                   102,331             123,870

Purchases of property, plant

  and equipment, net                           (47,256)            (51,198)

Additions to land held for future development      (34)                (33)

Minority interest in subsidiary                   (693)             (1,178)


Net cash used in investing activities          (33,869)            (49,622)



CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of commercial paper   1,565,325          1,319,562

Principal payments on commercial paper      (1,575,441)        (1,281,147)

Payment of long-term debt                           --            (30,000)

Dividends to shareholders                      (19,330)           (17,128)

Proceeds from exercise of stock options            347                294


Net cash used in

  financing activities                         (29,099)            (8,419)


Decrease in cash                               (10,049)           (13,344)

Cash at beginning of period                     37,267             34,834


Cash at end of period                          $27,218            $21,490


Supplementary disclosures:

  Income taxes paid                            $57,460            $42,949

  Interest paid                                 19,163             15,160



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

                                                    Currency  rities

                                                    Trans-    Valu-    Total

                  Common Stock                      lation    ation    Share-

                  Number of      Capital  Retained  Adjust-   Adjust- holders'

               Shares    Amount  Surplus  Earnings  ment      ment     Equity


Balance

  April 24,

   1994        45,996   $45,996  $40,949  $461,086  $(1,565) $  --    $546,466


 Add (deduct)-


 Net income       --       --         --    68,741      --      --      68,741


 Cash dividends

  declared on

  Common stock    --       --         --   (19,330)     --      --    (19,330)


 Stock options

  exercised        42        42      305       --       --      --        347


 Foreign currency

  translation

  adjustment       --       --        --       --      184      --        184


 Investment securities

  valuation

  adjustment       --       --        --       --       --     (490)     (490)


Balance Janaury 29,

    1995       46,038   $46,038  $41,254  $510,497  $(1,381)  $(490)  $595,918


           See accompanying notes to financial statements.





                 FLEETWOOD ENTERPRISES, INC. AND SUBSIDIARIES


             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                               JANUARY 29, 1995



1)  Reference to Annual Report


    Reference is made to the Notes to Consolidated Financial Statements included in the Company's Form 10-K annual report for the year ended

    April 24, 1994.


2)  Investment Securities


Effective with the beginning of fiscal year 1995, the Company adopted FAS

No. 115, "Accounting for Certain Investments in Debt and Equity

Securities."  The statement requires that all applicable investments be classified as trading securities, available-for-sale securities or held-

to-maturity securities.  The Company did not have any investments classified as trading securities during the periods presented.  The statement further requires that held-to-maturity securities be reported at amortized cost and available-for-sale securities be reported at fair value, with unrealized gains and losses excluded from earnings but reported in a separate component of shareholders' equity (net of the effect of income taxes) until they are sold.  At the time of sale, any gains or losses, calculated by the specific identification method, will be recognized as a component of operating results.


The following is a summary of investment securities as of January 29,

1995:



                                                    (Amounts in thousands)


                                          Gross       Gross       Estimated

                                Amortized Unrealized  Unrealized  Fair

                                Cost      Gains       Losses      Value


    Available-for-Sale Securities:


      U.S. Treasury securities and

        obligations of U.S.

        government agencies     $24,075  $   --      $   736      $23,339

      Obligations of states and

        political subdivisions    8,772      --          103        8,669

      Foreign government

        obligations               3,008      --           24        2,984

      Other debt securities      44,148     463          375       44,236

                                $80,003   $ 463       $1,238      $79,228


    Held-to-Maturity Securities:


      Foreign government

        obligations             $ 1,403   $  --       $  --       $ 1,403

      Other debt securities      60,367      --          --        60,367

                                $61,770   $  --       $  --       $61,770



         The amortized cost and estimated fair value of the securities at

    January 29, 1995, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.



                                           (Amounts in thousands)


                                                              Fair

                                                Cost          Value


         Available-for-Sale:


      Due in one year or less                   $38,036       $37,896

      Due after one year through five years      22,851        22,567

      Due after five years through ten years     19,116        18,765



                                                $80,003       $79,228


    Held-to-Maturity:


      All due in one year or less               $61,770       $61,770



    Investment income for the nine months ended January 29, 1995 consisted of the following:


                                           Amount


      Interest income                      $8,172

      Gross realized gains                    435

      Gross realized losses                  (191)

      Investment management fees              (44)


                                           $8,372



                 FLEETWOOD ENTERPRISES, INC. AND SUBSIDIARIES


                     MANAGEMENT'S DISCUSSION AND ANALYSIS

               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                            (Amounts in thousands)



The following is an analysis of changes in key items included in the consolidated statements of income for the 13-week and 40-week periods ended

January 29, 1995.



                               Thirteen Weeks Ended     Forty Weeks Ended

                                 January 29, 1995        January 29, 1995


                               Increase      %         Increase      %

                               (Decrease)  Change      (Decrease)  Change


Manufacturing sales             $109,437    20.3%       $475,496     29.2%

Cost of products sold             89,101    20.0         382,941     28.8

  Manufacturing gross profit      20,336    21.7          92,555     31.5


Finance interest income            3,365    34.3           7,153     25.9

Finance interest expense           2,122    51.3           3,773     32.4

  Net finance revenues             1,243    21.9           3,380     21.1


Selling expenses                  10,471    32.6          37,619     40.7

General and admin. expenses        2,767     5.8          16,258     10.8

  Operating expenses              13,238    16.6          53,877     22.2


  Operating income                 8,341    42.6          42,058     62.1


  Other income (expense)           1,195   106.6          (1,183)   (19.7)


  Income before taxes              9,536    46.0          40,875     55.4


  Provision for income taxes       3,025    33.3          16,049     52.7


  Net income                      $6,168    50.9%        $25,928     60.6%



Current Quarter Compared to Same Quarter Last Year


Net income for the three months ended January 29, 1995 rose 51 percent to

$18,280,000 or 39 cents per share, the highest earnings for any third quarter on record.  This compares with $12,112,000 or 26 cents per share for the similar quarter last year.  The improved earnings primarily stemmed from increased operating income from the manufactured housing segment and higher interest income.  Also, a lower effective income tax rate contributed to the earnings increase.


Revenues for the third quarter also reached new highs, reflecting sales growth across all business segments.  Third quarter revenues increased 21 percent to $661.4 million compared to $548.6 million a year ago.


The manufactured housing group posted another strong performance with record third quarter sales of $330.6 million, up 31 percent over last year's $251.7 million.  A total of 16,119 homes were shipped in the third period, 20 percent ahead of last year's unit volume.  Housing group sales represented 50 percent of total Company revenues compared to 46 percent last year.


Fleetwood's recreational vehicle group also posted record third quarter revenues with sales gains in all product categories.  Motor home sales were up 5 percent to $172.4 million on 3,277 units which was virtually identical to last year's unit volume.  Travel trailer revenues increased

12 percent to $105.9 million on a 1 percent rise in unit volume to 7,728.

The Company's folding trailer division recorded a 3 percent increase in revenues to $14.8 million despite a 1 percent decline in shipments to

3,559 units.  European RV revenues improved to $12.4 million in the third quarter.  Recreational vehicle sales accounted for 46 percent of total Company revenues, down from 51 percent last year.


Manufacturing sales increased 20.3 percent, more than the 20.0 percent increase in cost of products sold, resulting in an improvement in manufacturing gross profit from 17.4 percent to 17.6 percent of sales.

All of the profit margin improvementcame from the manufactured housing segment.


Net finance revenues rose 22 percent or $1.2 million primarily due to higher wholesale loan volume and higher interest rates charged on wholesale loans.  Borrowing costs for the finance operation rose at a faster rate than finance revenues due to the competitive rate environment for consumer lending on recreational vehicles.


Operating expenses increased $13.2 million or 17 percent to $93.1 million,

but dropped as a percentage of revenues from 14.5 percent to 14.1 percent on the higher sales volume.  Selling expenses rose 33 percent or $10.5 million to $42.5 million primarily due to higher product warranty costs,

sales promotion expenses, sales commissions and product financing costs.

Selling expenses increased as a percentage of revenues to 6.4 percent from

5.8 percent for the corresponding quarter last year.  General and administrative expenses increased $2.8 million or 6 percent to $50.5 million, but decreased as a percentage of revenues from 8.7 percent to 7.6 percent.  The dollar increase was primarily due to higher employee compensation and benefits related to increased staffing for new plants,

along with normal salary increases.


Non-operating income more than doubled to $2.3 million as a result of a doubling of interest income.  Interest income in the current quarter included $1.9 million received in connection with a Federal income tax refund from prior years.  Interest expense increased $482,000 primarily due to higher borrowing costs for the Company's European RV operation.


The combined Federal and state income tax rate dropped to 40.0 percent from 43.9 percent for the same period last year due to lower state income tax accruals and a reduced loss from European operations which carry no tax benefit.



Current Year-To-Date Compared to Same Period Last Year


Earnings for the first nine months of fiscal 1995 climbed to a record

$68,741,000 or $1.48 per share, up 61 percent from $42,813,000 and 93 cents per share in last year's comparable period.  Last year's nine-month earnings included a $1.5 million charge (3 cents per share)

for a change in accounting for income taxes.


Revenues for the nine months reached an all-time high as all business segments experienced sales growth.  Consolidated revenues jumped 29 percent to $2.14 billion, up from $1.65 billion in last year's similar nine-

month period.


Housing revenues for the first nine months of fiscal 1995 surged 39 percent to $1.03 billion compared to $739.9 million for last year's comparable period.  Shipments increased 29 percent over last year to

52,020 units.  This was the result of industry growth along with a higher market share for Fleetwood.  For calendar year 1994, industry unit volume grew nearly 20 percent, but Fleetwood outpaced the industry with a 30 percent gain.  This caused the Company's market share to increase from 19.9 percent to 21.6 percent.  Housing revenues for the first nine months of fiscal 1995 represented 48 percent of total Company revenues, up from 45 percent for the same period last year.


Recreational vehicle revenues for the nine months rose 20 percent to

$1.04 billion, up from $864.0 million in the prior year, primarily as a result of higher sales of motor homes and travel trailers.  Domestic motor home sales of $583.6 million were 19 percent ahead of last year's comparable period on a 13 percent gain in shipments to 11,949 units.

Travel trailer revenues rose 21 percent to $362.4 million, with unit volume increasing 14 percent to 27,422.  The Company's folding trailer division posted a 3 percent sales gain to $56.7 million, despite a 4 percent decline in shipments to 13,539 units.  European RV

sales also improved significantly, rising to $37.5 million in the nine-month period.  Recreational vehicle sales represented 49 percent of total Company revenues compared to 52 percent last year.


As a result of higher margins for both housing and recreational vehicles,

manufacturing gross profit improved to 18.4 percent of manufacturing sales from 18.1 percent for the similar period last year.  Direct labor and manufacturing overhead costs declined as a percentage of sales which more than offset the impact of higher raw material costs.


Net finance revenues were up $3.4 million or 21 percent reflecting higher wholesale loan volume as previously discussed.  For the nine months, the spread between lending and borrowing costs narrowed for the reason mentioned previously.


Operating expenses rose $53.9 million or 22 percent to $296.4 million but decreased as a percentage of revenues from 14.7 percent to 13.9 percent.  Selling expenses jumped 41 percent or $37.6 million to $130.0 million reflecting higher costs for product warranties and customer service, product financing, sales commissions and sales promotion.

Selling expenses increased as a percentage of revenues from 5.6 percent to 6.1 percent.  General and administrative expenses rose $16.3 million or 11 percent to $166.4 million, but declined as a percentage of revenues from 9.1 percent to 7.8 percent.  The dollar increase was primarily due to higher employee compensation and benefit costs related to plant expansion along with increased management incentive compensation stemming from higher profits.


Non-operating income for the nine months declined $1.2 million or 20 percent to $4.8 million.  This mainly resulted from higher interest expense for the European operation and losses on the disposition of fixed assets.  Losses totaling $531,000 were incurred this year on the disposition of fixed assets compared to aggregate gains of $520,000 recorded in the previous year.


The combined Federal and state income tax rate fell to 40.6 percent from

41.3 percent last year for the reasons explained previously.


Liquidity and Capital Resources


The Company generally relies upon internally generated cash flows to fund capital expenditures and to satisfy working capital needs for its manufacturing operations.  Positive cash flows from operations during the first nine months of fiscal 1995 improved the Company's liquidity as cash and investments rose $10.0 million to $168.5 million at January 29, 1995.

During the seasonally slow January quarter, working capital needs generally increase while the Company is building inventory to meet the peak demand for recreational vehicles in the spring.  This situation occurred in the third quarter of fiscal 1995 which required the Company to use uncommitted bank credit lines.  During the month of January, the

Company borrowed $1.5 million for a one-week period to meet working capital needs.  All borrowings were paid off prior to the end of the quarter.


Cash outflows in the nine months ended January 1995 included capital expenditures of $47.3 million, most of which was related to continuing capacity expansion in the Company's housing group.  The quarterly shareholder dividend was increased from a per share rate of 12.5 cents to

14 cents in June 1994 which increased the aggregate dividend payments to

$19.3 million for the first nine months of fiscal 1995.


The Company's finance subsidiary secured cash for lending operations primarily through the issuance of commercial paper and the sale to investors of securities backed by retail sales contracts on Fleetwood recreational vehicles.  In June 1994 and again in January 1995, Fleetwood

Credit Corp.presold $150 million of asset-backed securities.  The June

1994 sale became fully funded in August 1994 and the January 1995 sale will become fully funded in March 1995.  As of January 31, 1995, the

January sale was funded to the extent of approximately $120 million.

The proceeds of these sales were principally used to pay down commercial paper debt.


The finance subsidiary uses the commercial paper market to fund both its wholesale receivables, which are prime rate based, and its fixed-rate retail installment sale contract receivables prior to their sale in the asset-backed securities market.  To protect the value of the retail installment sale contract portfolio from unfavorable changes in interest rates, the finance subsidiary typically enters into interest rate exchange agreements or other interest rate hedging transactions during the period between origination of the receivables and their sale in the asset-backed securities market.


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

duly authorized.



                                          FLEETWOOD ENTERPRISES, INC.




                                          _______________________________

                                          Paul M. Bingham

                                          Financial Vice President

                                          and Chief Financial Officer


March  7, 1995