Form 10-K
period 1995-04-30
FLEETWOOD ENTERPRISES INC/DE/
filed 1995-07-07
CIK 314132

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K

  (MARK ONE)      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
     [X]      OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                   For the fiscal year ended April 30, 1995

                                       OR
     [_]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
              For the transition period from ________ to ________

                         COMMISSION FILE NUMBER 1-7699

                          FLEETWOOD ENTERPRISES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                               95-1948322
    (STATE OR OTHER JURISDICTION OF       (I.R.S. EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)

 3125 MYERS STREET, RIVERSIDE, CALIFORNIA              92503-5527
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (909) 351-3500

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

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

                              YES  X       NO
                                  ---         ---

  AGGREGATE MARKET VALUE OF COMMON STOCK HELD BY NON-AFFILIATES ON JUNE 26, 1995: $770,234,000 (37,572,384 SHARES AT CLOSING PRICE ON NEW YORK STOCK EXCHANGE OF $20.50). FOR THIS PURPOSE ALL SHARES HELD BY OFFICERS AND DIRECTORS ARE CONSIDERED TO BE HELD BY AFFILIATES, BUT NEITHER THE REGISTRANT NOR SUCH PERSONS CONCEDE THAT THEY ARE AFFILIATES OF THE REGISTRANT.

          COMMON STOCK OUTSTANDING ON JUNE 26, 1995: 46,061,542 SHARES

                      DOCUMENTS INCORPORATED BY REFERENCE:

     THE COMPANY'S PROXY STATEMENT WITH RESPECT TO ITS 1995 ANNUAL MEETING.

                          FLEETWOOD ENTERPRISES, INC.

                                     PART I

ITEM 1. BUSINESS

GENERAL

  Fleetwood Enterprises, Inc. is the nation's largest producer of manufactured housing and recreational vehicles (motor homes, travel trailers, folding trailers and slide-in truck campers). The Company's principal manufacturing activities are primarily conducted in 19 states within the U.S., and to a much lesser extent in Canada and Europe. In addition, the Company operates three supply companies which produce components for the primary manufacturing operations, while also generating outside sales. The Company's wholly owned finance subsidiary, Fleetwood Credit Corp., provides wholesale and retail financing for Fleetwood recreational vehicles.

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

                                              YEARS ENDED APRIL
                                 ----------------------------------------------
                                    1995     %      1994     %      1993     %
                                 ---------- ---  ---------- ---  ---------- ---
                                            (DOLLARS IN THOUSANDS)
Manufactured housing............ $1,370,292  48% $1,054,267  44% $  774,784  40%
                                 ---------- ---  ---------- ---  ---------- ---
Recreational vehicles:
  North American shipments--
    Motor homes.................    759,792  27     706,105  30     625,145  32
    Travel trailers.............    493,432  17     433,441  18     405,505  21
    Folding trailers............     82,207   3      72,671   3      64,454   3
  European shipments............     52,488   2      29,199   1      18,923   1
                                 ---------- ---  ---------- ---  ---------- ---
                                  1,387,919  49   1,241,416  52   1,114,027  57
                                 ---------- ---  ---------- ---  ---------- ---
Supply operations...............     49,650   2      36,501   2      19,088   1
                                 ---------- ---  ---------- ---  ---------- ---
Finance revenues................     47,813   1      37,191   2      34,022   2
                                 ---------- ---  ---------- ---  ---------- ---
                                 $2,855,674 100% $2,369,375 100% $1,941,921 100%
                                 ========== ===  ========== ===  ========== ===

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

  Fleetwood's housing products are sold under various trade names with models available in a variety of floorplans ranging in size from 480 to 2,450 square feet. A typical manufactured home includes a living room, dining area, kitchen, one or two bathrooms, and usually two or more bedrooms. Substantially all of the Company's homes are equipped with carpeting, major appliances, drapes and forced air furnaces, and may include furniture, all of which are included in the base price. Optional features available include upgraded furniture packages, air conditioning, automatic dishwashers and washers and dryers. Retail prices of the Company's manufactured homes range from approximately $10,000 up to about $115,000, although most are designed to sell for under $25,000.

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

RECREATIONAL VEHICLES

 Motor Homes:

  Fleetwood is the largest producer of motor homes in the United States, manufacturing products under the brand names Bounder, Pace Arrow, Southwind, Flair, Coronado, American Eagle, American Dream, Tioga and Jamboree.

  Motor homes are self-propelled vehicles which are primarily utilized for vacations, camping trips and other leisure activities. A motor home is a bus-like unit built directly on a purchased automotive chassis. The interior typically includes the driver area, kitchen, bathroom, dining and sleeping areas. The Company's Bounder, Pace Arrow, Southwind, Flair, Coronado, American Eagle and American Dream lines are conventional (Type A) motor homes which are fully self-contained, having sleeping accommodations for four to eight people and such optional features as air conditioning, auxiliary power generator and stereo radio. These units are available in a variety of models ranging in length from 22' to 39'. Tioga and Jamboree are more compact (Type C) motor homes built on cut-away van chassis with basically the same features and options as full-size conventional models. Type C units are available in various models ranging in length from 21' to 31'.

  In September 1992, the Company acquired a majority interest in Niesmann & Bischoff, a European motor home manufacturer located in Koblenz, Germany. This acquisition was the Company's first venture into the European recreational vehicle market. Prior to the acquisition, this company was primarily a maker of luxury-priced motor homes under the "Clou Liner" and "Clou Trend" brand names. During the past year, however, the subsidiary's primary product offering has been more moderately priced motor homes under the Flair brand name. This change in product strategy was prompted by the difficult market for luxury-priced motor homes which resulted from a downturn in the European economy. The European operation has had significant operating losses over the last two years despite management actions to broaden the product offering and improve operating efficiencies.

 Travel Trailers:

  Fleetwood is the largest manufacturer of travel trailers in the United States, marketing products under the brand names Prowler, Terry, Wilderness, Mallard, Savanna, Avion and Westport.

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

  Conventional travel trailers produced by Fleetwood are in 8' widths and vary in length from 17' to 39' (including trailer hitch). The Company also produces fifth-wheel trailers which are designed to be towed exclusively by pickup trucks. Slide-in truck campers under the Caribou, Elkhorn and Angler brand names are manufactured in one of the Company's travel trailer factories and in a separate facility dedicated exclusively to truck camper production. These units are similar in use and features to travel trailers, but are designed to fit in the bed of a pickup truck.

 Folding Trailers:

  With the acquisition of The Coleman Company's folding trailer operation in December 1989, Fleetwood became the nation's largest manufacturer of folding trailers. Folding trailers provide a lower cost alternative to travel trailers and are lighter and easier to tow. All models have eating and sleeping facilities and range in length from 17' to 25'.

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

SUPPLY OPERATIONS AND OTHER BUSINESSES

  Supply operations consist of two fiberglass manufacturing companies and a lumber milling operation. These operations provide a reliable source of quality components for the Company's principal manufacturing businesses, while also generating significant outside sales.

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

SALES AND DISTRIBUTION

  Fleetwood's policy is to produce manufactured housing only against orders received from dealers, and the Company does not generally maintain an inventory of finished homes. Recreational vehicles are sometimes built for inventory, particularly during the winter months in anticipation of heavier spring demand. The Company sells its recreational vehicles and manufactured housing to independent dealers operating from approximately 3,000 locations in 49 states and Canada. Historically, the Company has sold its products through many independent dealers, none of which individually accounted for a material part of the Company's total sales. Large chain dealerships have in recent years become more important distributors of the Company's manufactured housing products. However, no single dealer accounted for as much as three percent of Fleetwood's total sales during the most recent fiscal year. In the past, the Company has not had many exclusive dealership arrangements and most dealers sell competitive lines; however, the Company is currently encouraging a trend toward more exclusive dealership arrangements.

  Fleetwood provides most purchasers of its recreational vehicles and manufactured housing with a one-year warranty against defects in materials and workmanship, excluding only certain specific components which are separately warranted by the suppliers. With respect to manufactured homes, the Company provides a five-year warranty on structural, plumbing and electrical system failures for homes produced after March 15, 1993. In the case of motor homes, the warranty period is one year or until a unit has been driven 15,000 miles, whichever occurs first. Annual expenses under such warranties were approximately $83.6 million in 1995 and $59.4 million in 1994.

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

  Sales of recreational vehicles and manufactured housing are generally made to dealers either on a C.O.D. basis or under commitments by financial institutions which have agreed to finance dealer purchases. The Company provides financing support programs exclusively for Fleetwood products. One such program with an outside lending institution provides retail financing to buyers of Fleetwood homes at below-market interest rates, with the Company compensating the lender for the difference between actual and market interest rates. The cost of this program was $1.1 million in 1995 and $784,000 in 1994. The Company's finance subsidiary provides floor plan financing to Fleetwood recreational vehicle dealers at below-market interest rates, with the Company subsidizing the interest cost. A similar program exists with an outside lending institution. Under these arrangements, the interest rate to the dealer varies depending on market rates and the extent to which the Company subsidizes the programs. The aggregate cost of these wholesale finance subsidies was $8.4 million in 1995 and $6.5 million in 1994. The Company also has a retail financing support program for retail buyers of Fleetwood recreational vehicles. Through Fleetwood Credit Corp., the Company provides retail financing at below-market interest rates, compensating the finance subsidiary for the difference between the actual and market interest rates. The estimated cost to the Company for retail financing was $5.9 million in 1995 and $4.4 million in 1994.

  In fiscal 1992, the Company formed an alliance with Associates Corporation of North America, a unit of Ford Motor Company, for the purpose of establishing a wholesale and retail financing program exclusively for Fleetwood manufactured housing retailers. Currently, about 1,100 retailer locations participate in this program representing about 25 percent of the Company's housing volume. There is no investment or direct cost on the part of the Company in this financing program.

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

IDLE FACILITIES

  Idle facilities include closed plants and certain other properties which are not in current use by the Company. There were four idle plants at the end of 1995 and five in 1994. During fiscal 1995, one previously idle plant was activated.

  Except for one facility reactivated subsequent to year end, there are no immediate plans to reopen any of the closed plants. The remaining idle facilities consist solely of land and multi-purpose buildings with nominal carrying costs. The book value of idle facilities was $6.7 million at April 30, 1995 and $6.9 million at April 24, 1994, net of accumulated depreciation of $3.1 million and $3.5 million, respectively. In the opinion of management, the carrying values of idle facilities are not in excess of realizable value. The Company has generally been successful in disposing of idle facilities at prices that exceed carrying values.

ENGINEERING AND PRODUCT DEVELOPMENT

  The Company is continually engaged in the development of new designs and production techniques for Fleetwood products and in testing construction materials. Amounts spent on these activities were $17.5 million in 1995 and $16.7 million in 1994.

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

  The U.S. Department of Housing and Urban Development (HUD) establishes construction and safety standards affecting the Company's manufactured homes. In 1994, HUD issued new regulations relating to the construction of manufactured housing so that homes are better able to withstand high winds and extreme temperatures. Houses manufactured after July 13, 1994 must comply with construction and installation standards to withstand high winds in certain "hurricane zones" along the Atlantic and Gulf coasts, including all of Florida. New thermal standards, which principally relate to insulation ratings and the use of storm windows, apply to homes manufactured beginning October 26, 1994. The wind and thermal standards vary according to the geographic regions or zones where the houses are sold. The Company has increased the base prices of its homes to cover the costs of complying with the new standards. With respect to the wind standard, the increase in the average retail price of homes resulting from such cost increases ranged from 7 to 15 percent, depending on the geographic region and whether a home is single-section or multi-section. The increase in the average retail price of homes resulting from the cost of compliance with the thermal standard generally ranged from 7 to 8 percent. The cost increases resulting from these new standards did not have a material effect on the Company's sales or gross profit margins.

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

  Some components of recreational vehicles and manufactured homes are produced by only a small group of reputable suppliers which have the capacity to supply large quantities on a national basis. This is especially true in the case of motor home chassis where Ford Motor Company and General Motors Corporation are the dominant suppliers. Shortages, production delays or work stoppages by the employees of such suppliers could have a substantial adverse impact on the Company's business.

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

EMPLOYEE RELATIONS

  As of April 30, 1995, the Company and its subsidiaries had approximately 18,000 employees. Employment during the preceding 12 months ranged from approximately 16,000 to 18,000 employees. Most full-time employees are provided with paid annual vacations, group life insurance, medical and hospitalization benefits, a retirement plan and other fringe benefits. Approximately 600 of these employees hold management or supervisory positions and work pursuant to written contracts. Pursuant to these contracts, such employees may receive incentive compensation depending on the financial performance of the employer entity, which can represent a substantial part of their total compensation.

  As of April 30, 1995, collective bargaining agreements were in effect at two of Fleetwood's manufacturing locations covering a total of approximately 800 employees. Expiration dates for these agreements are in October 1996 and September 1997. Except for employees at these plants, no other Company employees are represented by a certified labor organization.

ITEM 2. PROPERTIES

  The Company owns its executive offices which are located at 3125 Myers Street in Riverside, California. The administrative offices, which occupy 173,500 square feet, are situated on Company-owned parcels of land totaling approximately 18.1 acres. The following table describes additional property and buildings owned or leased by the Company and its subsidiaries which are utilized for manufacturing, research and development, and administrative purposes as of April 30, 1995.

                                                   APPROXIMATE  APPROXIMATE
FACILITY AND LOCATION                                ACREAGE   SQUARE FOOTAGE
- ---------------------                              ----------- --------------
Plants Producing Manufactured Housing:
    Hamilton, Alabama.............................    10.2        118,900
    Glendale, Arizona.............................    41.5        119,900
    Riverside, California.........................    18.8         93,200
    Woodland, California..........................    15.8        111,500
    Auburndale, Florida...........................    13.7         97,200
    Haines City, Florida(1).......................    13.6         89,800
    Plant City, Florida...........................    11.5         74,000
    Alma, Georgia.................................    43.6        219,800
    Broxton, Georgia..............................    20.0         93,300
    Douglas, Georgia..............................    25.7        273,600
    Douglas, Georgia..............................    20.7        150,500
    Fitzgerald, Georgia...........................    18.6        116,400
    Pearson, Georgia..............................    13.3        126,300
    Pearson, Georgia..............................    16.2         89,500
    Nampa, Idaho..................................    19.8        153,500
    Nampa, Idaho..................................    11.4         75,700
    Garrett, Indiana..............................    22.1        120,800
    Garrett, Indiana..............................    20.4        104,500

                                                   APPROXIMATE  APPROXIMATE
FACILITY AND LOCATION                                ACREAGE   SQUARE FOOTAGE
- ---------------------                              ----------- --------------
    Lexington, Mississippi........................    51.6        261,400
    Lumberton, North Carolina.....................    52.0        114,100
    Mooresville, North Carolina...................    21.8        111,600
    Pembroke, North Carolina......................    32.4        202,500
    Roxboro, North Carolina.......................    20.0         94,700
    Woodburn, Oregon..............................    22.4        183,400
    Woodburn, Oregon..............................    28.9         53,100
    Elizabethtown, Pennsylvania...................    17.5        101,000
    Elizabethtown, Pennsylvania...................    19.7        112,400
    Gallatin, Tennessee...........................    18.2        183,800
    Westmoreland, Tennessee.......................    38.6        143,900
    Westmoreland, Tennessee.......................    20.6        114,800
    Belton, Texas.................................    53.1        131,400
    Waco, Texas...................................    18.1        115,300
    Waco, Texas...................................     8.6         97,400
    Waco, Texas...................................    19.4         94,000
    Waco, Texas...................................    13.0        114,600
    Wichita Falls, Texas(2).......................    31.5        112,500
    Rocky Mount, Virginia.........................    13.8         83,400
    Woodland, Washington..........................    18.0        156,500
Plants Producing Recreational Vehicles:
  Motor Homes:
    Chico, California.............................    28.6        153,300
    Riverside, California.........................    36.8        326,700
    Decatur, Indiana..............................    90.0        327,900
    Decatur, Indiana..............................    29.3        179,300
    Paxinos, Pennsylvania.........................    71.6        187,400
    Polch, Germany................................    32.1        126,000
  Motor Home Service Facilities:
    Riverside, California.........................     9.5         60,600
    Decatur, Indiana..............................    35.8        176,600
    Paxinos, Pennsylvania.........................     7.1         39,600
  Travel Trailers:
    Rialto, California(3).........................    18.8        115,700
    Crawfordsville, Indiana.......................    15.0        131,500
    Hancock, Maryland.............................    20.5        102,900
    Omaha, Nebraska...............................    18.5        112,100
    Edgerton, Ohio................................    16.6         92,700
    LaGrande, Oregon..............................    32.0         98,000
    Pendleton, Oregon.............................    20.8        218,700
    Longview, Texas...............................    42.8        152,900
    Winchester, Virginia..........................    20.6        122,700
    Lindsay, Ontario, Canada......................     9.2        140,800
  Truck Campers:
    Benton Harbor, Michigan.......................    44.1        104,700
  Folding Trailers:
    Somerset, Pennsylvania........................    42.6        392,500
Plants Producing Components:
    Fontana, California...........................    11.9         83,000
    Riverside, California.........................    10.0        111,000

                                                 APPROXIMATE  APPROXIMATE
FACILITY AND LOCATION                              ACREAGE   SQUARE FOOTAGE
- ---------------------                            ----------- --------------
    Hauser Lake, Idaho..........................    28.0         81,000
    Decatur, Indiana............................    32.1        216,500
Division Offices and Research and Development
 Facilities:
    Riverside, California.......................    21.9        234,300

  The following Company-owned manufacturing facilities were not in operation as of April 30, 1995. Except for the Riverside location, there are no immediate plans to reopen any of these facilities.

                                                 APPROXIMATE  APPROXIMATE
FACILITY AND LOCATION                              ACREAGE   SQUARE FOOTAGE
- ---------------------                            ----------- --------------
Riverside, California(4)........................    17.6         73,700
Williamsport, Maryland..........................    45.1         71,600
Cushing, Oklahoma(5)............................    15.2         70,000
Lindsay, Ontario, Canada........................    20.0         72,000

- --------
(1) Manufacturing facility deactivated subsequent to year end.
(2) Manufacturing facility acquired during fiscal 1995, but activated subsequent to year end.
(3) Includes 4.0 acres and 27,100 square foot building leased from unaffiliated outside party.
(4) Idle facility activated subsequent to year end.
(5) Idle facility leased to unaffiliated party subsequent to year end.

ITEM 3. LEGAL PROCEEDINGS

  The Company is involved in various legal proceedings, most of which are routine litigation incident to its business, and some of which are covered in whole or in part by insurance. In the opinion of management, none of the uninsured cases involve realistic claims which are material in amount.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of the shareholders of the Company during the fourth quarter of fiscal year 1995.

EXECUTIVE OFFICERS OF THE COMPANY

             NAME                              TITLE                           AGE
             ----                              -----                           ---
     John C. Crean               Chairman of the Board
                                 and Chief Executive Officer                    70

     Glenn F. Kummer             President and Chief Operating
                                 Officer                                        61

     Jon A. Nord                 Senior Vice President-Housing
                                 Group                                          55

     Elden L. Smith              Senior Vice President-
                                 Recreational Vehicle Group                     55

     Lawrence F. Pittroff        Senior Vice President and
                                 President of Fleetwood Credit
                                 Corp.                                          60

     Paul M. Bingham             Financial Vice President,
                                 Assistant Secretary and Chief
                                 Financial Officer                              53

     William H. Lear             Vice President-General Counsel
                                 and Secretary                                  55

     Larry J. Hughes             Vice President-Travel Trailers                 51

     Richard E. Parks            Vice President-Motor Homes                     48

     Mallory S. Smith            Vice President-Housing Group
                                 Operations                                     53

     Larry L. Mace               Vice President-Supply
                                 Subsidiaries                                   52

     Robert W. Graham            Vice President-Administration and
                                 Human Resources                                58

     Jerry L. Hewitt             Vice President-Quality                         51

     Nelson W. Potter            Vice President-Planning and
                                 Corporate Development                          52

     Lyle N. Larkin              Treasurer and Assistant Secretary              50

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

                                                                  DIVIDENDS
  QUARTER                                          HIGH     LOW     PAID
  -------                                         ------- ------- ---------
Fiscal 1995
  First.......................................... $23 7/8 $19 1/8   $.125
  Second.........................................  27 1/4  21 1/2    .14
  Third..........................................  23 1/8  17 3/4    .14
  Fourth.........................................  24 1/8  18        .14

                                                                  DIVIDENDS
  QUARTER                                          HIGH     LOW     PAID
  -------                                         ------- ------- ---------
Fiscal 1994
  First.......................................... $22     $16 1/2   $.125
  Second.........................................  24 5/8  19 1/4    .125
  Third..........................................  25 7/8  20 5/8    .125
  Fourth.........................................  26      18 3/4    .125

  On April 30, 1995, there were approximately 2,000 shareholders of record of the Company's Common stock.

  The Company's policy is to consider dividend payments in the context of the overall financial strength of the Company and earnings performance over an extended period of time. During fiscal 1995, the Company declared quarterly dividends of 14 cents per share. Subsequent to year end, the Company announced an increase in the quarterly cash dividend from 14 cents to 15 cents per share. The first dividend at the new rate was declared by the Board of Directors on June 13, 1995, and is payable to shareholders on August 9, 1995.

ITEM 6. SELECTED FINANCIAL DATA

                  FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA
                               YEARS ENDED APRIL

                            1995       1994       1993       1992       1991
                         ---------- ---------- ---------- ---------- ----------
                              (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
Revenues................ $2,855,674 $2,369,375 $1,941,921 $1,589,348 $1,400,894
Net income..............     84,633     65,928     56,570     40,224     30,440
Net income per share....       1.82       1.43       1.23        .88        .68
Total assets............  1,345,060  1,224,123  1,061,910    915,024    768,490
Long-term debt..........    200,000    180,000    150,000    100,000         --
Cash dividends declared
 per Common share.......        .56        .50        .47        .44        .42

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

1995 COMPARED TO 1994:

  Net income climbed 28 percent in fiscal 1995 to a record $84,633,000 or $1.82 per share, up from $65,928,000 or $1.43 per share in 1994. Higher profits from manufacturing operations, particularly within the housing group, led to the improved results. Last year's earnings included a $1,500,000 charge (3 cents per share) for a change in accounting for income taxes. Revenues in fiscal 1995 reached an all-time high as all business segments experienced sales growth. Consolidated revenues increased 21 percent to $2.86 billion compared to $2.37 billion in the prior year.

  Although results for all of 1995 were well ahead of the prior year, fourth quarter earnings did not keep pace with the similar period last year. The positive sales and earnings momentum that characterized the first three quarters stalled in the final quarter primarily because of softening demand for motor homes, the most important segment of Fleetwood's recreational vehicle business.

  Overall revenue growth was mainly driven by higher manufactured housing sales which jumped 30 percent to a record $1.37 billion, up from $1.05 billion last year. Fleetwood's housing shipments increased 21 percent to 68,847 units. This was the result of industry growth along with higher market share for Fleetwood. For calendar year 1994, industry unit volume grew nearly 20 percent, but Fleetwood outpaced the industry with a 30 percent gain. This caused the Company's market share to increase from 19.9 percent in calendar 1993 to 21.6 percent in 1994. Housing group sales in fiscal 1995 represented 48 percent of total Company revenues, up from 45 percent in the prior year.

  Despite a slowdown in the fourth quarter, recreational vehicle revenues reached an all-time high of $1.39 billion, 12 percent ahead of last year's $1.24 billion. As a result of favorable RV market conditions throughout most of fiscal 1995, all of the Company's RV divisions posted sales gains. Domestic motor home sales were a record $760 million, up 8 percent for the year, despite the decline in the fourth quarter. Motor home unit volume rose 2 percent to 15,370 units. Revenues for the travel trailer division, which includes slide-in truck camper sales, rose 14 percent to a record $493 million. Shipments were up 7 percent to 37,449 units. The Company's folding trailer division also posted record revenues, generating a 13 percent sales increase to $82 million on a 6 percent rise in unit volume to 19,571. European RV sales recovered nicely in fiscal 1995, rising 80 percent to $52 million. Overall, RV revenues in 1995 accounted for 49 percent of consolidated revenues compared to 52 percent last year.

  In 1994, the Department of Housing and Urban Development issued new regulations relating to the construction of manufactured housing so that homes are better able to withstand high winds and extreme temperatures. Houses manufactured after July 13, 1994 had to comply with construction and installation standards to withstand high winds in certain "hurricane zones" along the Atlantic and Gulf coasts, including all of Florida. New thermal standards, which principally relate to insulation ratings and the use of storm windows, applied to homes manufactured beginning October 26, 1994. The wind and thermal standards vary according to the geographic regions or zones where the houses are sold. The Company has increased the base prices of its homes to cover the costs of complying with the new standards. With respect to the wind standard, the increase in the average retail price of homes resulting from such cost increases ranged from 7 to 15 percent, depending on the geographic region and whether a home is single-section or multi-section. The increase in the average retail price of homes resulting from the cost of compliance with the thermal standard generally ranged from 7 to 8 percent. The cost increases resulting from these new standards did not have a material effect on the Company's sales or gross profit margins.

  Primarily as a result of higher housing margins, manufacturing gross profit improved to 18.5 percent of sales, up from 18.3 percent in the prior year. See
Note 15 of the Notes to Consolidated Financial Statements for further information on operating profit by industry segment.

  Operating expenses rose 19 percent to $409.3 million, but declined as a percentage of revenues from 14.5 percent to 14.3 percent. The dollar increase mainly resulted from a sharp rise in selling costs which increased 39 percent to $185.9 million. This was largely caused by higher costs for product warranties and customer service, along with increases for RV marketing and sales promotion expenses, product financing costs and sales commissions. Selling expenses rose as a percentage of revenues from 5.6 percent to 6.5 percent. General and administrative expenses did not rise at the same rate as sales and, as a result, declined from 8.9 percent of revenues to 7.8 percent. These costs rose a moderate 6 percent to $223.4 million largely due to higher employee compensation and benefit costs, much of which was related to plant expansion.

  Non-operating income declined 32 percent in 1995 to $5.2 million. This mainly resulted from higher interest expense for the European RV operation and losses on the disposition of fixed assets. Losses of $700,000 were incurred this year compared to gains totaling $326,000 last year.

  Fleetwood Credit Corp., the Company's wholly owned RV finance subsidiary, reached new highs in 1995 for both revenues and earnings. Revenues for FCC rose 29 percent to nearly $48 million which led to a 17 percent gain in operating income to $14.7 million. Higher interest income on wholesale loans to Fleetwood RV dealers and increased retail loan servicing income were the primary factors behind the earnings increase. Interest earned on wholesale loans was influenced by higher interest rates and increased RV factory sales to dealers. Fleetwood Credit provided wholesale financing for 72 percent of Fleetwood's RV factory sales compared to 69 percent in the prior year. The spread between lending and borrowing costs narrowed in 1995 because of a sharp rise in borrowing costs and a competitive interest rate environment for consumer lending on recreational vehicles.

  The combined Federal and state income tax rate for 1995 was 41.0 percent compared to 40.9 percent last year. The slight increase mainly resulted from higher state income tax accruals. See Note 8 of the Notes to Consolidated Financial Statements for a reconciliation of the provision for income taxes to the Federal statutory rate.

1994 COMPARED TO 1993:

  Earnings for fiscal year 1994 increased to $65,928,000 or $1.43 per share, 17 percent ahead of last year's $56,570,000 or $1.23 per share. Net income in 1994 was reduced by $1,500,000 or 3 cents per share due to a change in accounting for income taxes under Statement of Financial Accounting Standards No. 109. Earnings growth in fiscal 1994 was mainly driven by strong demand for the Company's manufactured housing products. As a result of sales gains from all operating groups, consolidated revenues reached a new high in 1994, rising 22 percent to $2.37 billion. This surpasses the previous high of $1.94 billion recorded in fiscal 1993.

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

  Fleetwood's recreational vehicle group posted record revenues of $1.24 billion in fiscal 1994, 11 percent ahead of last year's $1.11 billion. Sales gains were posted by all North American RV divisions mainly due to improving economic conditions and a healthy RV market. The RV group was led by the motor home division which registered sales of $706 million, 13 percent above the prior year and the highest on record. Motor home shipments increased 8 percent to 15,062 units. Travel trailer sales increased 7 percent in 1994 to a new high of $433 million. With a boost from successful new products introduced in fiscal 1994, travel trailer shipments rose 6 percent to 34,983 units. On the strength of a strong first half performance, the folding trailer division also established record sales in 1994. Despite softening demand in the second half of the year, folding trailer revenues increased 13 percent to $73 million on a 12 percent gain in unit volume to 18,421. Fleetwood's European RV operation contributed 1994 revenues of $29 million, up from $19 million in 1993. Last year's sales covered a seven-month period from the date of acquisition. Recreational vehicle sales accounted for 52 percent of total Company revenues, down from 57 percent last year.

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

LIQUIDITY AND CAPITAL RESOURCES:

  The Company generally relies upon internally generated cash flows to fund capital expenditures and to satisfy working capital needs for its manufacturing operations. Positive cash flows were generated from internal sources in 1995 and 1994 to support higher manufacturing operating rates and to fund capital expenditures and shareholder dividends. Cash flow from operations increased to $109.5 million in 1995, up from $79.3 million in the prior year. Despite healthy capital expenditures in 1995 and 1994, the Company was able to maintain a strong cash position in both years. Cash and investments totaled $198.2 million at the end of 1995 compared to $158.5 million at the end of the prior year.

  The Company's finance subsidiary secured cash for lending operations primarily through the issuance of commercial paper and the sale to investors of securities backed by retail sales contracts on Fleetwood recreational vehicles. In June 1994 and again in January 1995, Fleetwood Credit Corp. presold $150 million of asset-backed securities. These sales became fully funded in August 1994 and March 1995, respectively.

  Cash outflows in 1995 included capital expenditures of $68.0 million and dividends to shareholders of $25.8 million. In the prior year, major cash outlays included $72.8 million in capital expenditures and $22.9 million in shareholder dividends.

  Capital expenditures in 1995 and 1994 included the addition of new manufactured housing plants and the normal replacement of machinery and equipment. During 1995, 4 housing factories and a new motor home service facility were added. In 1994, the housing group added 8 plant facilities, one of which was obtained through the acquisition of a business in Alabama. Four of the 8 facilities added in 1994 represented satellite operations located near existing Fleetwood operations.

  Capital expenditures in fiscal 1996 are currently estimated to be in the range of $40 to $50 million. It is anticipated that plant additions will include 4 manufactured housing facilities and a new fiberglass components plant. In addition, plant modifications are expected at several existing locations, along with the normal replacement of machinery and equipment. It is anticipated that existing financial resources and cash generated from operations will be adequate to fund these expenditures.

  During the seasonally slow winter months (typically November through February), the Company has historically built inventories of recreational vehicles in order to meet the peak demand for these products in the spring. This is usually accomplished without the use of debt financing; however, there have been occasions when the Company has required the use of bank credit lines. This situation occurred in the third quarter of fiscal 1995 which required the Company to use uncommitted bank credit lines. During the month of January, the Company borrowed $1.5 million for a one-week period to meet working capital needs. All borrowings were paid off prior to the end of the quarter. Apart from separate credit facilities established for the finance operations, the Company has credit lines with its principal bank and another bank which are currently being used only to support letters of credit. For fiscal year 1996 and beyond, it is anticipated that adequate working capital to finance the Company's manufacturing operations will be provided from internally generated funds.

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

  The finance company maintains committed revolving credit facilities with a number of major banks used for general corporate purposes, including commercial paper back-up. At April 30, 1995, these facilities totaled $350 million, none of which was being used. Going forward, the finance subsidiary expects to finance its future lending operations primarily through a combination of commercial paper, sales of retail receivables to investors and term debt.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Fleetwood Enterprises, Inc.:

  We have audited the accompanying consolidated balance sheets of FLEETWOOD ENTERPRISES, INC., (a Delaware Corporation) and subsidiaries as of April 30, 1995 and April 24, 1994, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended April 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fleetwood Enterprises, Inc. and subsidiaries as of April 30, 1995 and April 24, 1994, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 1995 in conformity with generally accepted accounting principles.

  As explained in Note 3 to the financial statements, effective April 25, 1994, the Company adopted Statement of Financial Accounting Standards No. 115. In addition, as explained in Note 8 to the financial statements, effective April 26, 1993, the Company adopted Statement of Financial Accounting Standards
No. 109.

                                          Arthur Andersen LLP

Orange County, California
June 26, 1995

                          FLEETWOOD ENTERPRISES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                    YEARS ENDED APRIL
                                             ----------------------------------
                                                1995        1994        1993
                                             ----------  ----------  ----------
OPERATING REVENUES:
  Manufacturing sales......................  $2,807,862  $2,332,184  $1,907,899
  Finance revenues.........................      47,812      37,191      34,022
                                             ----------  ----------  ----------
                                              2,855,674   2,369,375   1,941,921
                                             ----------  ----------  ----------
COSTS AND EXPENSES:
  Cost of products sold....................   2,287,880   1,905,659   1,541,277
  Operating expenses.......................     409,305     343,729     302,190
  Finance interest expense.................      21,593      15,622      14,979
                                             ----------  ----------  ----------
                                              2,718,778   2,265,010   1,858,446
                                             ----------  ----------  ----------
  Operating income.........................     136,896     104,365      83,475

OTHER INCOME (EXPENSE):
  Investment income........................       9,966       9,890      10,420
  Interest expense.........................      (4,048)     (2,549)     (2,043)
  Other....................................        (700)        326        (575)
                                             ----------  ----------  ----------
                                                  5,218       7,667       7,802
                                             ----------  ----------  ----------
Income before provision for income taxes
 and cumulative effect of accounting
 change....................................     142,114     112,032      91,277
Provision for income taxes.................     (58,286)    (45,858)    (34,772)
Minority interest in net loss of
 subsidiary................................         805       1,254          65
                                             ----------  ----------  ----------
Income before cumulative effect of
 accounting change.........................      84,633      67,428      56,570
Cumulative effect of change in accounting
 for income taxes..........................          --      (1,500)         --
                                             ----------  ----------  ----------
    Net income.............................  $   84,633  $   65,928  $   56,570
                                             ==========  ==========  ==========
Net income per Common and equivalent share.  $     1.82  $     1.43  $     1.23
                                             ==========  ==========  ==========
Dividends declared per share of Common
 stock outstanding.........................  $      .56  $      .50  $      .47
                                             ==========  ==========  ==========
Common and equivalent shares outstanding...      46,531      46,207      45,961
                                             ==========  ==========  ==========


        The accompanying notes are an integral part of these statements.

                          FLEETWOOD ENTERPRISES, INC.

                          CONSOLIDATED BALANCE SHEETS

                             (AMOUNTS IN THOUSANDS)

                                                        APRIL 30,   APRIL 24,
                                                           1995        1994
                                                        ----------  ----------
                        ASSETS
                        ------
Cash................................................... $   40,560  $   37,267
Investments............................................    157,685     121,212
Receivables:
  Manufacturing........................................    152,210     158,054
  Finance company......................................    385,026     386,207
Inventories:
  Raw materials........................................    133,379     117,778
  Work in process and finished products................     81,914      65,876
Land held for future development.......................      6,868       6,800
Property, plant and equipment..........................    263,108     220,788
Deferred tax benefits..................................     66,237      59,084
Other assets...........................................     58,073      51,057
                                                        ----------  ----------
                                                        $1,345,060  $1,224,123
                                                        ==========  ==========

         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------
Accounts payable....................................... $   96,428  $   80,568
Commercial paper borrowings and long-term debt.........    385,876     360,601
Employee compensation and benefits.....................    103,516      98,004
Federal and state taxes on income......................    (11,043)     (4,323)
Insurance reserves.....................................     44,367      45,343
Other liabilities......................................    118,858      97,715
                                                        ----------  ----------
    Total liabilities..................................    738,002     677,908
                                                        ----------  ----------
Contingent liabilities
Minority interest......................................     (1,085)       (251)
Shareholders' equity:
  Preferred stock, $1 par value, authorized 10,000,000
   shares, none outstanding............................         --          --
  Common stock, $1 par value, authorized 75,000,000
   shares, outstanding 46,062,000 at April 30, 1995 and
   45,996,000 at April 24, 1994........................     46,062      45,996
  Capital surplus......................................     41,561      40,949
  Retained earnings....................................    519,941     461,086
  Foreign currency translation adjustment..............        229      (1,565)
  Investment securities valuation adjustment...........        350          --
                                                        ----------  ----------
                                                           608,143     546,466
                                                        ----------  ----------
                                                        $1,345,060  $1,224,123
                                                        ==========  ==========

      The accompanying notes are an integral part of these balance sheets.

                          FLEETWOOD ENTERPRISES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (AMOUNTS IN THOUSANDS)

                                                  YEARS ENDED APRIL
                                         -------------------------------------
                                            1995         1994         1993
                                         -----------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income............................ $    84,633  $    65,928  $    56,570
  Adjustments to reconcile net income to
   net cash provided by operating
   activities:
    Depreciation expense................      22,315       18,598       15,628
    Amortization of intangibles and
     goodwill...........................       1,824        1,817        1,711
    Provision for credit losses.........       6,001        3,644        3,791
    Losses (gains) on sales of property,
     plant and equipment................         700         (326)         575
    Changes in assets and liabilities--
      (Increase) decrease in
       manufacturing receivables........       5,844      (21,929)     (30,065)
      Increase in inventories...........     (31,639)     (28,914)     (42,443)
      Increase in deferred tax benefits.      (7,153)      (6,320)      (9,327)
      Increase in other assets..........      (8,840)      (8,973)     (15,374)
      Increase in accounts payable......      15,860       26,076       13,018
      Increase in other liabilities.....      18,125       31,208       34,511
    Foreign currency translation
     adjustment.........................       1,794       (1,473)      (1,411)
                                         -----------  -----------  -----------
  Net cash provided by operating
   activities...........................     109,464       79,336       27,184
                                         -----------  -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of finance receivables....  (1,189,859)  (1,028,016)    (876,944)
  Principal collected on finance
   receivables..........................     885,039      781,921      685,222
  Proceeds from sales of retail sales
   contracts, net.......................     300,000      193,020      120,059
  Purchases of investment securities:
    Held-to-maturity....................  (6,032,016)  (6,797,916)  (5,692,373)
    Available-for-sale..................  (1,011,343)    (270,492)    (443,741)
  Proceeds from maturity of investment
   securities:
    Held-to-maturity....................   6,000,803    6,783,016    5,681,087
    Available-for-sale..................     875,191      120,304      197,804
  Proceeds from sale of available-for-
   sale investment securities...........     131,242      167,517      302,963
  Purchases of property, plant and
   equipment............................     (68,040)     (72,816)     (42,062)
  Proceeds from sales of property, plant
   and equipment........................       2,705        6,151        3,856
  Investment in land held for future
   development..........................         (68)         (66)        (100)
  Pooling of interest...................          --        2,006           --
                                         -----------  -----------  -----------
  Net cash used in investing activities.    (106,346)    (115,371)     (64,229)
                                         -----------  -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of commercial
   paper and long-term debt.............   2,023,471    1,752,054    1,879,349
  Principal payments on commercial paper
   and long-term debt...................  (1,998,196)  (1,691,002)  (1,813,753)
  Dividends to shareholders.............     (25,778)     (22,878)     (21,455)
  Proceeds from exercise of stock
   options..............................         678          294           57
                                         -----------  -----------  -----------
  Net cash provided by financing
   activities...........................         175       38,468       44,198
                                         -----------  -----------  -----------
Increase in cash........................       3,293        2,433        7,153
Cash at beginning of year...............      37,267       34,834       27,681
                                         -----------  -----------  -----------
Cash at end of year..................... $    40,560  $    37,267  $    34,834
                                         ===========  ===========  ===========
Supplementary disclosures:
  Income taxes paid..................... $    74,998  $    58,409  $    42,755
  Interest paid.........................      24,012       17,140       16,014
                                         ===========  ===========  ===========

        The accompanying notes are an integral part of these statements.

                          FLEETWOOD ENTERPRISES, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                             (AMOUNTS IN THOUSANDS)

                           COMMON STOCK                         FOREIGN   INVESTMENT
                         -----------------                     CURRENCY   SECURITIES     TOTAL
                          NUMBER           CAPITAL  RETAINED  TRANSLATION VALUATION  SHAREHOLDERS'
                         OF SHARES AMOUNT  SURPLUS  EARNINGS  ADJUSTMENT  ADJUSTMENT    EQUITY
                         --------- ------- -------  --------  ----------- ---------- -------------
BALANCE APRIL 26, 1992..  45,606   $45,606 $40,143  $380,916    $ 1,319        --      $467,984
ADD (DEDUCT)--
  Net income............      --        --      --    56,570         --        --        56,570
  Cash dividends
   declared on Common
   stock................      --        --      --   (21,455)        --        --       (21,455)
  Stock options
   exercised (including
   related tax
   benefits)............       7         7      50        --         --        --            57
  Stock issued for
   acquisition of
   subsidiary...........      54        54     790        --         --        --           844
  Net adjustment from
   foreign currency
   translation..........      --        --      --        --     (1,411)       --        (1,411)
                          ------   ------- -------  --------    -------      ----      --------
BALANCE APRIL 25, 1993..  45,667    45,667  40,983   416,031        (92)       --       502,589
ADD (DEDUCT)--
  Pooling of interest...     312       312    (311)    2,005         --        --         2,006
  Net income............      --        --      --    65,928         --        --        65,928
  Cash dividends
   declared on Common
   stock................      --        --      --   (22,878)        --        --       (22,878)
  Stock options
   exercised (including
   related tax
   benefits)............      17        17     277        --         --        --           294
  Net adjustment from
   foreign currency
   translation..........      --        --      --        --     (1,473)       --        (1,473)
                          ------   ------- -------  --------    -------      ----      --------
BALANCE APRIL 24, 1994..  45,996    45,996  40,949   461,086     (1,565)       --       546,466
ADD (DEDUCT)--
  Net income............      --        --      --    84,633         --        --        84,633
  Cash dividends
   declared on Common
   stock................      --        --      --   (25,778)        --        --       (25,778)
  Stock options
   exercised (including
   related tax
   benefits)............      66        66     612        --         --        --           678
  Net adjustment from
   foreign currency
   translation..........      --        --      --        --      1,794        --         1,794
  Investment securities
   valuation adjustment.      --        --      --        --         --       350           350
                          ------   ------- -------  --------    -------      ----      --------
BALANCE APRIL 30, 1995..  46,062   $46,062 $41,561  $519,941    $   229      $350      $608,143
                          ======   ======= =======  ========    =======      ====      ========

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

 (b) Revenue recognition:

  Sales are recorded when products are shipped from factories to the Company's dealers. The vast majority of sales are made for cash; however, most dealers finance their purchases under flooring arrangements with banks or finance companies. The Company allows ten business days from date of shipment for lenders to process paperwork and make payment. Products are not sold on consignment and dealers do not have the right to return products.

 (c) Foreign currency translation:

  Exchange adjustments resulting from foreign currency transactions are recognized currently in income, whereas adjustments resulting from the translation of financial statements are reflected as a separate component of shareholders' equity. The assets and liabilities of the Canadian and German operations (which are not material) are translated to U.S. dollars at current exchange rates. Revenues and expenses are translated at the average exchange rates for the year. Gains or losses on foreign currency transactions in fiscal years 1995, 1994 and 1993 were not material.

 (d) Finance receivables:

  Retail sales contracts have a maximum term of 180 months while wholesale loans are due on demand. It has been the finance company's experience that a portion of the retail sales contracts generally is repaid before the scheduled maturity dates.

  Income on retail sales contracts is earned on a simple interest method at fixed rates of interest. Interest on wholesale loans is earned on a simple interest method using a variable rate of interest that is based on the prime rate. The average yield on finance receivables, excluding intercompany subvention income and dealer participation, was 9.02 percent in 1995, 7.50 percent in 1994 and 7.92 percent in 1993.

 (e) Inventory valuation:

  Inventories are valued at the lower of cost (first-in, first-out) or market. Cost includes materials, labor and manufacturing overhead.

 (f) Depreciation:

  Depreciation is provided using straight-line or accelerated methods based on the following estimated useful lives:

    . Buildings and improvements--10-40 years
    . Machinery and equipment--3-15 years

                          FLEETWOOD ENTERPRISES, INC.

 (g) Warranty costs:

  Estimated costs related to product warranties are accrued at the time products are sold.

 (h) Net income per Common and equivalent share:

  Net income per Common and equivalent share amounts are based on the weighted average number of shares outstanding during the years, including Common stock equivalents resulting from dilutive stock options (See Note 13). Net income per Common and equivalent share is the same as fully diluted earnings per share for all periods presented.

 (i) Accounting period:

  The Company's fiscal year ends on the last Sunday in April. The year ending dates for the past three fiscal years were April 30, 1995, April 24, 1994 and April 25, 1993, respectively. The fiscal year for Fleetwood Credit Corp., the Company's wholly owned finance subsidiary, ends on April 30. The fiscal year for the German subsidiary ends on August 31.

 (j) Cash flow statements:

  For purposes of these statements, cash includes cash on hand and cash in banks in demand deposit accounts.

 (k) Provision and reserve for finance credit losses:

  Fleetwood Credit Corp. provides for potential credit losses based on net receivable additions, considering historical and industry experience. Actual losses, net of recoveries, are charged against the reserve. The reserve for finance credit losses was $20,626,000 at April 30, 1995 and $14,624,000 at April 24, 1994.

 (l) Interest rate management:

  As a part of its ongoing asset and liability management program and to reduce the risks of adverse changes in interest rates, the finance company has, from time to time, entered into interest rate swap, cap and forward sale agreements. When participating in these agreements, the company may be exposed to credit loss in the event of nonperformance by counterparties to the agreements. The finance company minimizes this risk through various credit procedures, and has never experienced nonperformance by a counterparty.

  At April 30, 1995, the finance company had interest rate cap agreements in place covering $120,000,000 of its LIBOR based floating rate notes. The agreements provide for payments to the company by the counterparties in the event the 3-month LIBOR is set above 7.0% on the underlying debt. The agreements terminate in December 1995. The costs of these agreements are being amortized as interest expense over the term of the agreements.

  In order to reduce the impact of higher interest rates on the planned sale of its retail receivables in the asset-backed securities (ABS) market, the finance company may enter into forward agreements for interest rate swaps or sales of U.S. Treasury securities. The finance company uses these transactions to effectively sell its interest rate exposure to the counterparties while giving up the opportunity to benefit from lower interest rates. Changes in the value of these hedging agreements are deferred and recognized as part of the sale of the related retail receivables. At April 30, 1995, there were three such hedging agreements, aggregating

                          FLEETWOOD ENTERPRISES, INC.

$150,000,000 notional amount, that provide for the company to sell to the counterparties on or before June 29, 1995, $150,000,000 of 5.125% U.S. Treasury Notes due December 1998. If these agreements had been terminated as of April 30, 1995, the company would have made payments to the counterparties of approximately $824,000, which would have approximated the change in value since March 1995 on $150,000,000 of its retail receivables. Any payments made or received by the finance company under these or similar hedging agreements are included in the costs of the related ABS transactions.

  On similar interest rate protection agreements related to prior ABS transactions, the company received net payments of $122,000 in fiscal 1995, and made payments of $3,917,000 and $1,462,000 in fiscal 1994 and 1993, respectively.

 (m) Insurance reserves:

  Insurance reserves primarily represent estimated liabilities for products liability and workers' compensation claims. Workers' compensation reserves mainly consist of estimated case reserves on known claims. Products liability reserves include both case reserves on known claims as well as estimated liabilities for claims which have not been reported. Products reserves include estimated amounts for unpaid claims and claim adjustment expenses which are based on historical experience and independent actuarial calculations.

(2) SUPPLEMENTARY INFORMATION ON FINANCE, INSURANCE AND REAL ESTATE
SUBSIDIARIES

  The finance subsidiary provides wholesale and retail financing for the Company's recreational vehicle products. The insurance subsidiary was formed primarily for the purpose of insuring products liability risks of the parent company and its subsidiaries. The real estate subsidiaries were formed for the purposes of participating in site-built housing construction or in the development of planned communities using manufactured housing. As of April 30, 1995, the investment in real estate consisted of raw land, and there were no real estate development activities in process. Condensed financial information for these subsidiaries, excluding intercompany eliminations, is as follows:

                                                  1995     1994     1993
                                                -------- -------- --------
                                                  (AMOUNTS IN THOUSANDS)
Finance subsidiary:
  Finance receivables (net).................... $392,409 $384,057 $335,147
  Cash and temporary investments...............   86,521   60,386   43,587
  Other assets.................................   12,779   11,777    7,780
  Commercial paper borrowings and long-term
   debt........................................  385,876  360,601  299,549
  Other liabilities............................   18,724   17,145   15,866
  Revenues.....................................   55,823   44,244   40,329
  Interest expense.............................   21,552   15,593   14,979
  Operating costs..............................   19,604   16,135   14,993
  Net income...................................    8,635    7,375    6,197
Insurance subsidiary:
  Investments.................................. $ 63,831 $ 54,803 $ 68,517
  Other assets.................................    6,101    9,586    6,300
  Reserves for losses..........................   44,367   45,343   40,226
  Other liabilities............................    9,389    9,772    7,730
  Net premiums.................................   12,462   12,320   11,454
  Underwriting income..........................    5,738    5,185    2,620
  Investment income............................    4,135    6,818    4,658
  Net income...................................    6,212    7,414    4,518

                          FLEETWOOD ENTERPRISES, INC.

                                                    1995    1994    1993
                                                   ------- ------- -------
                                                   (AMOUNTS IN THOUSANDS)
Real estate subsidiaries:
  Land held for future development................ $ 6,868 $ 6,800 $ 6,734
  Other assets....................................   1,213   1,282   1,348
  Notes payable-parent company....................     795     795     795

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

  The following is a summary of investment securities as of April 30, 1995:

                                                  GROSS      GROSS    ESTIMATED
                                      AMORTIZED UNREALIZED UNREALIZED   FAIR
                                        COST      GAINS      LOSSES     VALUE
                                      --------- ---------- ---------- ---------
                                               (AMOUNTS IN THOUSANDS)
AVAILABLE-FOR-SALE SECURITIES:
U.S. Treasury securities and
 obligations of U.S. government
 agencies............................  $22,121     $ 48       $ 47     $22,122
Obligations of states and political
 subdivisions........................    8,806        1         26       8,781
Foreign government obligations.......    2,672       --        156       2,516
Other debt securities................   50,534      734         --      51,268
                                       -------     ----       ----     -------
                                       $84,133     $783       $229     $84,687
                                       =======     ====       ====     =======
HELD-TO-MATURITY SECURITIES:
Foreign government obligations.......  $ 7,854     $ --       $ --     $ 7,854
Other debt securities................   65,144       --         --      65,144
                                       -------     ----       ----     -------
                                       $72,998     $ --       $ --     $72,998
                                       =======     ====       ====     =======

  The amortized cost and estimated fair value of the securities at April 30, 1995, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

                          FLEETWOOD ENTERPRISES, INC.

                                                                         FAIR
                                                                 COST    VALUE
                                                                ------- -------
                                                                  (AMOUNTS IN
                                                                  THOUSANDS)
     AVAILABLE-FOR-SALE:
     Due in one year or less................................... $46,183 $46,036
     Due after one year through five years.....................  21,126  21,324
     Due after five years through ten years....................  16,824  17,327
                                                                ------- -------
                                                                $84,133 $84,687
                                                                ======= =======
     HELD-TO-MATURITY:
     All due in one year or less............................... $72,998 $72,998
                                                                ======= =======

  Investment income for the year ended April 30, 1995 consisted of the following:

     AMOUNT
     ------
     Interest income.................................................... $9,997
     Gross realized gains...............................................    586
     Gross realized losses..............................................   (426)
     Investment management fees.........................................   (191)
                                                                         ------
                                                                         $9,966
                                                                         ======

(4) SALE OF RETAIL SALES CONTRACTS, SERVICING INCOME AND FINANCE RECEIVABLES

  Periodically, Fleetwood Credit Corp. sells retail contracts it has purchased from dealers of Fleetwood products. The finance company continues to service sold retail receivables for the benefit of purchasers, for which it receives a servicing fee. During fiscal years 1995, 1994 and 1993, the finance subsidiary sold net retail contracts of $300,000,000, $193,020,000 and $120,059,000, respectively. There was no gain or loss recognized on these transactions in any of the years. At April 30, 1995 and 1994, the outstanding balance of the sold receivables was $620,939,000 and $456,546,000, respectively.

  In each of the past three years, the finance company sold retail contracts through a special purpose subsidiary which retained a portion of the pools of receivables as an investment and sold the remainder. The retained portion of the receivables originally sold totaled less than one percent of the pools in 1995, 5 percent in 1994 and 8 percent in 1993. In 1994, the subsidiary sold the majority of the retained portion of the receivable pools. The remaining retained portion, which is included in finance receivables for financial statement purposes, was $201,000 and $265,000 as of April 30, 1995 and 1994, respectively.

  The subsidiary will absorb any losses related to these pools to the extent of its cash held in trust and future excess servicing income. The past loss experience on retail receivables has been significantly less than the amount of any recourse provisions.

                          FLEETWOOD ENTERPRISES, INC.

(5) PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment is stated at cost and consists of the following:

                                                         1995         1994
                                                      -----------  -----------
                                                      (AMOUNTS IN THOUSANDS)
     Land............................................ $    14,707  $    13,749
     Buildings and improvements......................     267,187      225,339
     Machinery and equipment.........................     118,275       99,689
     Idle facilities, net of accumulated
      depreciation...................................       6,746        6,937
                                                      -----------  -----------
                                                          406,915      345,714
     Less accumulated depreciation...................    (143,807)    (124,926)
                                                      -----------  -----------
                                                      $   263,108  $   220,788
                                                      ===========  ===========

  Idle facilities include closed plants and certain other properties which are not in current use by the Company. The Company began depreciating these facilities in fiscal year 1992. There were four idle plant facilities at the end of 1995 and five at the end of 1994.

  The carrying value of idle facilities was $6,746,000 at April 30, 1995 and $6,937,000 at April 24, 1994, net of accumulated depreciation of $3,136,000 and $3,484,000, respectively. In the opinion of management, the carrying values of idle facilities are not in excess of net realizable value.

(6) LINES OF CREDIT, COMMERCIAL PAPER AND LONG-TERM DEBT

  As of April 30, 1995, Fleetwood Credit Corp. had $185,876,000 of commercial paper outstanding, net of unamortized discount of $419,000, bearing interest at rates of 6.03 percent to 6.17 percent and maturing at various dates through May 1995. The discount is amortized as interest expense over the term of the related notes.

  During fiscal 1995, the Company placed privately with institutional investors $30,000,000 of medium-term notes maturing in three to five years. As of April 30, 1995, a total of $200,000,000 of medium-term notes was outstanding. Interest rates are variable on $120,000,000 of the notes while the remaining $80,000,000 is at fixed rates of interest. The maturities and average interest rates on long-term debt are as follows:

                                                                     AVERAGE
       MATURITY                                         AMOUNT    INTEREST RATE
       --------                                      ------------ -------------
     Current portion................................ $ 55,000,000     7.31%
     Due in 1997....................................   65,000,000     7.64
     Due in 1998....................................   20,000,000     6.37
     Due in 1999....................................   30,000,000     6.66
     Due in 2002....................................   30,000,000     6.82
                                                     ------------
                                                     $200,000,000
                                                     ============

  On June 1, 1995, the finance company placed with an institutional investor $25,000,000 of floating rate notes maturing in 2005.

  Fleetwood Credit Corp. maintains revolving credit facilities to support 100 percent of its commercial paper outstanding. At April 30, 1995, these facilities consisted of $150,000,000 of revolving facilities maturing

                          FLEETWOOD ENTERPRISES, INC.

in September 1995 and $200,000,000 of revolving facilities maturing in September 1997. At April 30, 1995 and 1994, these credit facilities were unused.

(7) RETIREMENT PLANS

  The Company has defined contribution retirement plans covering substantially all employees. There are no prior service costs associated with these plans. The Company follows the policy of funding retirement plan contributions as accrued. Contributions to these plans are summarized as follows:

                                                                     (AMOUNTS IN
                                                                     THOUSANDS)
                                                                     -----------
     1995...........................................................   $21,264
     1994...........................................................    19,422
     1993...........................................................    17,119

(8) INCOME TAXES

  The provision for income taxes for each of the three years in the period ended April 30, 1995 is summarized below:

                                                       1995     1994     1993
                                                      -------  -------  -------
                                                      (AMOUNTS IN THOUSANDS)
Current:
  U.S. Federal....................................... $53,744  $46,915  $35,574
  Foreign............................................     683       76     (176)
  State..............................................  11,011    7,690    7,330
                                                      -------  -------  -------
                                                       65,438   54,681   42,728
                                                      -------  -------  -------
Deferred, principally Federal:
  Insurance reserves.................................     977   (4,444)  (1,199)
  Other..............................................  (8,129)  (4,379)  (6,757)
                                                      -------  -------  -------
                                                       (7,152)  (8,823)  (7,956)
                                                      -------  -------  -------
                                                      $58,286  $45,858  $34,772
                                                      =======  =======  =======

  The provision for income taxes computed by applying the Federal statutory rate to income before taxes is reconciled to the actual provisions for fiscal years 1995, 1994 and 1993 as follows:

                                  1995             1994            1993
                             ---------------  ---------------  --------------
                              AMOUNT     %     AMOUNT     %    AMOUNT     %
                             --------  -----  --------  -----  -------  -----
                                       (AMOUNTS IN THOUSANDS)
Income before provision for
 income taxes:
  U.S. Federal.............. $145,611  102.5% $118,923  106.2% $91,802  100.6%
  Foreign...................   (3,497)  (2.5)   (6,891)  (6.2)    (525)   (.6)
                             --------  -----  --------  -----  -------  -----
                             $142,114  100.0% $112,032  100.0% $91,277  100.0%
                             --------  -----  --------  -----  -------  -----
Computed statutory tax...... $ 49,740   35.0% $ 39,211   35.0% $31,034   34.0%
State income taxes, net.....    6,576    4.6     4,663    4.1    4,548    5.0
Tax-exempt income...........     (323)   (.2)     (256)   (.2)    (817)   (.9)
Other items, net............    2,293    1.6     2,240    2.0        7     --
                             --------  -----  --------  -----  -------  -----
                             $ 58,286   41.0% $ 45,858   40.9% $34,772   38.1%
                             ========  =====  ========  =====  =======  =====

                          FLEETWOOD ENTERPRISES, INC.

  In fiscal 1994, the Company adopted Statement of Financial Accounting Standards No. 109 on Accounting for Income Taxes. The new standard required a recalculation of deferred tax amounts to reflect current income tax rates in effect when the taxes are payable. The effect of this change was a one-time cumulative charge of $1.5 million which was applied to earnings in the year of the change.

  The components of the Company's deferred income tax benefits (liabilities) as of April 30, 1995 and April 24, 1994 were as follows:

                                                          1995         1994
                                                       -----------  -----------
                                                       (AMOUNTS IN THOUSANDS)
     Insurance reserves............................... $    23,737  $    24,714
     Deferred compensation............................      15,079       12,497
     Warranty reserves................................      14,496       12,405
     Dealer volume rebates............................       4,724        2,475
     Depreciation.....................................      (3,184)      (4,110)
     Other financial accruals.........................      11,385       11,103
                                                       -----------  -----------
                                                       $    66,237  $    59,084
                                                       ===========  ===========

(9) OTHER LIABILITIES

  Other liabilities consist of the following:

                                                            1995        1994
                                                         ----------- -----------
                                                         (AMOUNTS IN THOUSANDS)
     Dividends payable to shareholders.................. $     6,449 $    5,749
     Dealer volume rebates..............................      23,881     17,355
     Product warranty reserves..........................      36,843     31,361
     Other..............................................      51,685     43,250
                                                         ----------- ----------
                                                         $   118,858 $   97,715
                                                         =========== ==========

(10) FAIR VALUE OF FINANCIAL INSTRUMENTS

  The Company has estimated the fair value of its financial instruments in compliance with Financial Accounting Standard No. 107, "Disclosure About Fair Value of Financial Instruments." The estimates were made as of April 30, 1995 based on relevant market information. Financial instruments include cash, investments, finance receivables and debt. See Note 3 regarding discussion on investments. The estimated fair value of financial instruments and the valuation techniques used to estimate the fair value were as follows (amounts in thousands):

                                                              APRIL 30, 1995
                                                           ---------------------
                                                                      ESTIMATED
                                                           BOOK VALUE FAIR VALUE
                                                           ---------- ----------
     Financial Assets:
       Cash...............................................  $ 40,560   $ 40,560
       Finance receivables................................   385,026    384,353
     Financial Liabilities:
       Commercial paper borrowings........................   185,876    185,876
       Term debt..........................................   200,000    200,264
     Unrecognized Financial Instruments:
       Forward sale of U.S. Treasury Notes................        --       (824)

                          FLEETWOOD ENTERPRISES, INC.

  CASH: The fair value approximates book value.

  FINANCE RECEIVABLES: The fair value of retail receivables (fixed rate) was estimated by discounting future expected cash flows at average interest rates offered by the Company at April 30, 1995.

  The fair value of wholesale loans and interest receivable were determined to approximate existing carrying values because interest rates on wholesale loans adjust with changes in market interest rates and interest receivable has a short-term maturity.

  COMMERCIAL PAPER: The fair value of commercial paper approximates carrying value because interest rates on these instruments adjust with changes in market interest rates due to their short-term maturity.

  TERM DEBT: The fair value of term debt was estimated based on a present value discounted cash flow analysis using rates the Company would have to pay currently to acquire similar debt for similar remaining terms.

  FORWARD SALE OF U.S. TREASURY NOTES: The fair value of forward contracts is the estimated amount that the Company would receive or pay to terminate the contracts at the reporting date, taking into account current interest rates and the current credit worthiness of the counterparty.

(11) CONTINGENT LIABILITIES

  As is customary in the manufactured housing and recreational vehicle industries, the Company is contingently liable at April 30, 1995 under the terms of repurchase agreements with many financial institutions providing inventory financing for dealers of the Company's products. The contingent liability under these agreements approximates the amount financed, reduced by the resale value of any products which may be repurchased, and the risk of loss is spread over numerous dealers and financial institutions. Losses under these agreements have not been significant in the past.

  Fleetwood Credit Corp. has commitments to extend credit to wholesale dealers totaling approximately $458,000,000, of which $348,362,000 was outstanding as of April 30, 1995. Such commitments are reviewed periodically throughout the year on a case-by-case basis, and generally continue as long as there are no violations under the terms of the agreements. Loans against these commitments are secured by the dealers' inventories. Management does not anticipate any material losses as a result of these commitments.

(12) RESULTS BY QUARTER (UNAUDITED)

  The unaudited results by quarter for fiscal years 1995 and 1994 are shown below:

                                   FIRST      SECOND       THIRD      FOURTH
FISCAL YEAR ENDED APRIL 1995:     QUARTER     QUARTER     QUARTER     QUARTER
- -----------------------------   ----------- ----------- ----------- -----------
                                 (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
Revenues....................... $   764,298 $   710,421 $   661,425 $   719,530
Operating income...............      47,228      34,619      27,942      27,107
Income before taxes............      48,733      35,615      30,258      27,508
Net income.....................      29,252      21,209      18,280      15,892
Net income per Common and
 equivalent share.............. $       .63 $       .45 $       .39 $       .34
Common and equivalent shares
 outstanding...................      46,457      46,678      46,379      46,606

                          FLEETWOOD ENTERPRISES, INC.

                                            FIRST     SECOND   THIRD    FOURTH
FISCAL YEAR ENDED APRIL 1994:              QUARTER   QUARTER  QUARTER  QUARTER
- -----------------------------              --------  -------- -------- --------
Revenues.................................. $537,427  $567,445 $548,623 $715,880
Operating income..........................   22,302    25,828   19,601   36,634
Income before taxes.......................   24,314    28,695   20,722   38,301
Net income................................   13,626*   17,075   12,112   23,115
Net income per Common and equivalent
 share.................................... $    .30* $    .37 $    .26 $    .50
Common and equivalent shares outstanding..   46,002    46,208   46,245   46,375

- --------
* After deduction of $1.5 million or 3 cents per share for change in accounting for income taxes.

(13) STOCK-BASED INCENTIVE COMPENSATION PLANS

  Under the Company's 1992 Stock-Based Incentive Compensation Plan adopted during fiscal 1993, incentive stock options or non-qualified options (among other forms of incentive compensation devices) may be granted to officers and other key employees of the Company for the purchase of up to 2,900,000 shares of the Company's Common stock. Expiration dates for the options may not exceed ten years from the date of grant. The options are exercisable at prices which equal or exceed the fair market value of the Company's Common stock valued at the date of grant. At April 30, 1995, there were 27 employees who held options under the plan. A similar plan adopted in 1982 expired in June 1992; however, exercisable options representing 391,600 shares still remain outstanding at April 30, 1995. Under a separate plan for non-employee directors adopted during fiscal 1993, up to 100,000 shares have been authorized for distribution of options. Automatic grants are made annually under this plan. The following is a summary of stock option activity (including those from the expired plan) for employees and non-employee directors for the year ended April 30, 1995:

                                                        SHARES    OPTION PRICE
                                                       ---------  -------------
     Options outstanding at beginning of year......... 1,577,366             --
     Options granted..................................   782,000  $18.25-$26.50
     Exercised........................................   (66,000) $ 8.06-$17.88
                                                       ---------
     Outstanding at end of year....................... 2,293,366  $ 8.06-$26.50
                                                       =========
     Exercisable at end of year....................... 1,958,366  $ 8.06-$26.50
                                                       =========
     Available for grant.............................. 1,076,234
                                                       =========

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

                          FLEETWOOD ENTERPRISES, INC.

be redeemed by the Company under certain circumstances at the rate of $.02 per right. The rights will expire on November 9, 1998.

(15) INDUSTRY SEGMENT INFORMATION

  The Company conducts manufacturing operations principally in two industries-- recreational vehicles and manufactured housing. On a smaller scale, the Company operates supply companies which provide fiberglass parts, lumber and other wood components to its primary businesses, while also generating outside sales. Manufacturing operations are conducted in the United States and to a much lesser extent in Canada and Europe. In addition, the Company's wholly owned finance subsidiary provides wholesale and retail financing to buyers of Fleetwood recreational vehicles. The operations of the Company's wholly owned insurance and real estate subsidiaries have been included in the "Corporate and Other" category because the impact on consolidated operating income is not material. Operating profit is total revenue less cost of sales, operating expenses and finance interest expense. None of the following items have been included in the computation of operating profit for the individual operating segments: corporate expenses, non-operating income and expenses and income taxes. Identifiable assets are those assets used in the operation of each industry segment. Corporate assets primarily consist of cash, investments, deferred tax benefits, other assets and idle facilities. Information with respect to industry segments as of April 30, 1995, April 24, 1994 and April 25, 1993, and for each of the years then ended is set forth as follows:

                                                                          CORPORATE  ADJUSTMENTS
                          RECREATIONAL MANUFACTURED   SUPPLY    FINANCE      AND         AND
                            VEHICLES     HOUSING    OPERATIONS OPERATIONS   OTHER    ELIMINATIONS   TOTAL
                          ------------ ------------ ---------- ---------- ---------  ------------ ----------
                                                       (AMOUNTS IN THOUSANDS)
1995
Operating revenues......   $1,387,919   $1,370,292   $49,650    $ 55,823  $ 12,462     $(20,472)  $2,855,674
Operating profit (loss).       45,542       81,204     5,855      14,667   (10,372)          --      136,896
Identifiable assets.....      345,467      229,772    45,673     513,901   231,221      (20,974)   1,345,060
Depreciation............        9,237        9,012     1,407         342     2,317           --       22,315
Capital expenditures....       18,739       39,864     4,204         176     5,057           --       68,040
1994
Operating revenues......   $1,241,416   $1,054,267   $36,501    $ 44,244  $ 12,320     $(19,373)  $2,369,375
Operating profit (loss).       43,883       56,860     4,969      12,516   (13,863)          --      104,365
Identifiable assets.....      332,311      188,493    40,331     477,486   205,600      (20,098)   1,224,123
Depreciation............        7,922        6,881     1,221         332     2,242           --       18,598
Capital expenditures....       21,321       45,235     2,308         273     3,679           --       72,816
1993
Operating revenues......   $1,114,027   $  774,784   $19,088    $ 40,329  $ 11,454     $(17,761)  $1,941,921
Operating profit (loss).       47,095       39,735     2,298      10,357   (16,010)          --       83,475
Identifiable assets.....      303,929      123,518    32,373     406,039   213,948      (17,897)   1,061,910
Depreciation............        6,513        5,234     1,026         474     2,381           --       15,628
Capital expenditures....       14,703       22,708     1,490          97     3,064           --       42,062

ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE MATTERS

  None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information regarding directors and executive officers as required by
Item 401 of Regulation S-K is set forth in Part I of this report under the caption "Executive Officers of the Company" and on page two of the Company's proxy statement which will be filed with the Securities and Exchange Commission not later than 120 days after April 30, 1995, and by this reference is incorporated herein.

ITEM 11. MANAGEMENT REMUNERATION AND TRANSACTIONS

  The information required by Item 402 of Regulation S-K is set forth on pages five through seven of the Company's proxy statement which will be filed with the Securities and Exchange Commission not later than 120 days after April 30, 1995, and by this reference is incorporated herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by Item 403 of Regulation S-K is set forth on pages three and four of the Company's proxy statement which will be filed with the Securities and Exchange Commission not later than 120 days after April 30, 1995, and by this reference is incorporated herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information regarding certain relationships and related transactions as required by Item 404 of Regulation S-K, if any, is set forth in the Company's proxy statement which will be filed with the Securities and Exchange Commission not later than 120 days after April 30, 1995, and by this reference is incorporated herein.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                        PAGE
                                                                      REFERENCE
                                                                      ---------
   (a) Financial Statements
      (1) Financial Statements included in Part II of this report:
          Report of Independent Public Accountants                        16
          Consolidated Statements of Income for each of the three
           years in the period ended April 30, 1995                       17
          Consolidated Balance Sheets at April 30, 1995 and April 24,
           1994                                                           18
          Consolidated Statements of Cash Flows for each of the three
           years in the period ended April 30, 1995                       19
          Consolidated Statements of Changes in Shareholders' Equity
           for each of the three years in the period ended April 30,
           1995                                                           20
          Notes to Consolidated Financial Statements                      21
      (2) Financial Statement Schedules
          Financial statement schedules not filed have been omitted
           for the reason that the required information is shown in
           the financial statements or notes thereto, the amounts in-
           volved are not significant, or the required matter is not
           present.
      (3) Exhibits and Index to Exhibits:
          3. (a) Restated Certificate of Incorporation.*
             (b) Amendment to Restated Certificate of Incorpora-
                 tion.**
             (c) Restated Bylaws of the Company.**
          4. (a) Rights Agreement dated November 10, 1988, between
                 the Company and the First National Bank of Boston
                 used in connection with a stockholder rights
                 plan.***
             (b) Certificate of Designation, Preferences and Rights
                 of Series A Junior Participating Preferred Stock
                 filed November 23, 1988.***
          9. Not applicable.
         10. Material contracts.****
             (a) Form of employment agreement between the Company
                 and each of its officers.
             (b) Amended and Restated Deferred Compensation Plan.
             (c) Amended and Restated Supplemental Benefit Plan.
             (d) Long-term Incentive Compensation Plan.
             (d)(1) Amended and Restated Long-Term Incentive Com-
                 pensation Plan.
             (e) 1982 Stock Option Plan.
             (f) Amended and Restated Benefit Restoration Plan.
             (g) Dividend Equivalent Plan.
             (h) The 1992 Stock-Based Incentive Compensation Plan.
             (i) The 1992 Non-Employee Director Stock Option Plan.
             (j) Senior Executive Incentive Compensation Plan.
         11. Not applicable.
         12. Not applicable.
         13. Not applicable.
         18. Not applicable.
         19. Not applicable.
         21. Subsidiaries of the Registrant.
         22. Not applicable.
         23. Consent of independent public accountants.

         24. Not applicable.
         27. Not applicable.
   (b) Reports on Form 8-K

    No reports on Form 8-K were filed during the fourth quarter of the year ended April 30, 1995.
- --------
   * The Restated Certificate of Incorporation of the Company was filed with the Company's 10-K Annual Report for the year ended April 28, 1985, and by this reference is incorporated herein.
  ** The Amendment to the Restated Certificate of Incorporation and the Restated
     Bylaws of the Company, both of which were adopted during fiscal 1987, were filed with the Company's 10-K Annual Report for the year ended April 26, 1987, and by this reference are incorporated herein.
 *** The rights agreement and exhibits used in connection with the Company's stockholder rights plan were filed with the Company's report on Form 8-K on November 10, 1988, and by this reference are incorporated herein.
**** Item 10(a) listed above under "Material Contracts", which was amended effective April 27, 1992, was filed with the Company's 10-K Annual Report for the year ended April 26, 1992, and by this reference is incorporated herein. Items 10(b), 10(c) and 10(f) were amended during fiscal year 1995, and are included herewith. Item 10(d), which was adopted in fiscal year 1988 and amended during fiscal year 1990, was filed with the Company's 10-K Annual Report for the year ended April 29, 1990, and by this reference is incorporated herein. This plan document has continuing applicability through fiscal year 1995. Item 10(d)(1), the Amended and Restated Long-Term Incentive Plan applicable to award periods ending after fiscal year 1995, was adopted by the Board of Directors during fiscal year 1994 and approved by the shareholders at the 1994 Annual Meeting of Shareholders. This document was filed with the Company's 10-K Annual Report for the year ended April 24, 1994, and by this reference is incorporated herein. Item 10(e), amended and restated as of June 9, 1987, was filed with the Company's 10-K Annual Report for the year ended April 26, 1987, and by this reference is incorporated herein. Item 10(g), adopted during fiscal 1990, was filed with the Company's 10-K Annual Report for the year ended April 29, 1990, and by this reference is incorporated herein. Items 10(h) and 10(i), adopted on June 9, 1992 and approved by shareholders at the Company's Annual Meeting in September 1992, were filed with the Company's 10-K Annual Report for the year ended April 26, 1992, and by this reference are incorporated herein.
     Item 10(j), which was adopted by the Compensation Committee of the Board of Directors during fiscal year 1994 and ratified by the Board of Directors thereafter, was approved by the shareholders at the 1994 Annual Meeting of Shareholders. This document was filed with the Company's 10-K Annual Report for the year ended April 24, 1994, and by this reference is incorporated herein.

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

DATE:  JULY 7, 1995

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

              SIGNATURE                         TITLE                DATE
              ---------                         -----                ----

            John C. Crean               Chairman of the          July 7, 1995
- -------------------------------------    Board and Chief
            JOHN C. CREAN                Executive Officer

           Glenn F. Kummer              President, Chief         July 7, 1995
- -------------------------------------    Operating Officer
           GLENN F. KUMMER               and Director

           Paul M. Bingham              Chief Financial          July 7, 1995
- -------------------------------------    Officer and Principal
           PAUL M. BINGHAM               Accounting Officer

          Douglas M. Lawson             Director                 July 7, 1995
- -------------------------------------
          DOUGLAS M. LAWSON

           Walter F. Beran              Director                 July 7, 1995
- -------------------------------------
           WALTER F. BERAN

          Thomas A. Fuentes             Director                 July 7, 1995
- -------------------------------------
          THOMAS A. FUENTES

            James L. Doti               Director                 July 7, 1995
- -------------------------------------
            JAMES L. DOTI