Form 10-K/A
period 1995-04-30
FLEETWOOD ENTERPRISES INC/DE/
filed 1995-08-10
CIK 314132

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 FORM 10-K/A

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

         24. Not applicable.

         27. Financial Data Schedule.
   (b) Reports on Form 8-K

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

              SIGNATURE                         TITLE                DATE
              ---------                         -----                ----

            John C. Crean               Chairman of the          July 7, 1995
-------------------------------------    Board and Chief
            JOHN C. CREAN                Executive Officer

           Glenn F. Kummer              President, Chief         July 7, 1995
-------------------------------------    Operating Officer
           GLENN F. KUMMER               and Director

           Paul M. Bingham              Chief Financial          July 7, 1995
-------------------------------------    Officer and Principal
           PAUL M. BINGHAM               Accounting Officer

          Douglas M. Lawson             Director                 July 7, 1995
-------------------------------------
          DOUGLAS M. LAWSON

           Walter F. Beran              Director                 July 7, 1995
-------------------------------------
           WALTER F. BERAN

          Thomas A. Fuentes             Director                 July 7, 1995
-------------------------------------
          THOMAS A. FUENTES

            James L. Doti               Director                 July 7, 1995
-------------------------------------
            JAMES L. DOTI