Form 10-Q
period 1995-07-30
FLEETWOOD ENTERPRISES INC/DE/
filed 1995-09-07
CIK 314132

FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION


                            WASHINGTON, DC   20549



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)


     X              OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended July 30, 1995



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

______________________________________________________________________________

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


         Class                      Outstanding at July 30, 1995

_________________________           _________________________________________


Common stock, $1 par value          46,061,542 shares


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



      Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading.  In the Company's opinion, the statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the periods ending July 30, 1995 and July 31, 1994, and the balances as of


July 30, 1995 and April 30, 1995.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.





                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS







To the board of directors and shareholders of Fleetwood Enterprises, Inc.:



      We have made a review of the accompanying condensed consolidated balance sheet of FLEETWOOD ENTERPRISES, INC. (a Delaware Corporation) and subsidiaries as of July 30, 1995, and the related condensed consolidated statements of income for the thirteen-week period ended July 30, 1995 and the fourteen-week period ended July 31, 1994, the condensed consolidated statements of  cash flows for the thirteen-week period ended July 30, 1995 and the fourteen-week period ended July 31, 1994 and the condensed consolidated statement of changes in shareholders' equity for the thirteen-week period ended July 30, 1995, in accordance with standards established by the American Institute of Certified

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

Inc. and subsidiaries as of April 30, 1995, and the related consolidated statements of income, cash flows and changes in shareholders' equity for the year then ended (not presented herein), and, in our report dated June 26, 1995 we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of April 30, 1995, is fairly stated,

in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                          ARTHUR ANDERSEN LLP




Orange County, California

August 29, 1995




                FLEETWOOD ENTERPRISES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                 (Amounts in thousands except per share data)

                                 (UNAUDITED)


                                      Thirteen           Fourteen

                                      Weeks Ended        Weeks Ended

                                      July 30, 1995      July 31, 1994



OPERATING REVENUES:

   Manufacturing sales                $704,717           $753,578

   Finance interest income              13,849             10,720


                                       718,566            764,298

COSTS AND EXPENSES:

   Cost of products sold               573,331            608,536

   Operating expenses                  102,433            103,889

   Finance interest expense              6,567              4,645


                                       682,331            717,070


   Operating income                     36,235             47,228


OTHER INCOME (EXPENSE):


   Investment income                     2,909              2,334

   Interest expense                       (894)              (818)

   Other                                  (112)               (11)


                                         1,903              1,505


 Income before provision for

  income taxes                          38,138             48,733


 Provision for

  income taxes                         (15,427)           (19,646)


 Minority interest in net

  loss of subsidiary                        87                165


  Net income                          $ 22,798           $ 29,252


 Net income per Common

  and equivalent share                    $.49               $.63


 Dividends declared per share

  of Common stock outstanding             $.15               $.14


 Common and equivalent

  shares outstanding                    46,518             46,457




                    See accompanying notes to financial statements.



               FLEETWOOD ENTERPRISES, INC. AND SUBSIDIARIES

                  CONSOLIDATED BALANCE SHEETS (CONDENSED)

                           (Amounts in thousands)


                                 ASSETS


                                        July 30,       April 30,

                                        1995           1995

                                       (Unaudited)


Cash                                    $ 44,779       $ 40,560

Investments                              199,518        157,685

Receivables:

  Manufacturing                          157,243        152,210

  Finance company                        305,543        385,026

Inventories:

  Raw materials                          111,004        133,379

  Work in process and finished products   59,048         81,914

Land held for future development           6,868          6,868

Property, plant and equipment            265,342        263,108

Deferred tax benefits                     67,156         66,237

Other assets                              74,388         58,073


                                      $1,290,889     $1,345,060



                       LIABILITIES AND SHAREHOLDERS' EQUITY



Accounts payable                        $ 87,092       $ 96,428

Commercial paper borrowings

  and long-term debt                     289,093        385,876

Employee compensation and benefits       103,168        103,516

Federal and state taxes on income          5,773        (11,043)

Insurance reserves                        46,133         44,367

Other liabilities                        136,462        118,858

    Total liabilities                    667,721        738,002


Contingent liabilities


Minority interest                         (1,171)        (1,085)


Shareholders' equity:


  Preferred stock, $1 par value,authorized

    10,000,000 shares, none outstanding       --            --

  Common stock, $1 par value,authorized

    75,000,000 shares, outstanding 46,062,000

    at July 30, 1995 and April 30, 1995   46,062         46,062

  Capital surplus                         41,561         41,561

  Retained earnings                      535,830        519,941

  Foreign currency translation

    adjustment                                42            229

  Investment securities valuation

    adjustment                               844            350


                                         624,339        608,143


                                      $1,290,889     $1,345,060



                See accompanying notes to financial statements.



          FLEETWOOD ENTERPRISES, INC. AND SUBSIDIARIES

        CONSOLIDATED STATEMENTS OF CASH FLOWS (CONDENSED)

                      (Amounts in thousands)

                           (UNAUDITED)


                                              Thirteen       Fourteen

                                            Weeks Ended      Weeks Ended

                                            July 30, 1995    July 31, 1994



CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                     $22,798        $29,252

Adjustments to reconcile net income to net

  cash provided by operating activities:

  Depreciation expense                           6,236          5,108

  Amortization of intangibles and goodwill         431            497

  Provision for credit losses                    1,397          1,387

  Loss on sales of property,

    plant and equipment                            112             11

  Changes in assets and liabilities:

    Increase in manufacturing receivables       (5,033)          (348)

    Decrease in inventories                     45,241         16,508

    Increase in deferred tax benefits and

      other assets                             (17,665)        (8,274)

    Increase (decrease) in accounts payable     (9,336)         7,242

    Increase (decrease) in employee

      compensation and benefits                   (348)           874

    Increase in Federal and

      state income taxes                        16,816         21,149

    Increase in other liabilities               19,370         13,523

  Foreign currency translation adjustment         (187)           317


Net cash provided by operating activities       79,832         87,246



CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of finance receivables            (274,845)      (310,504)

Principal collected on finance receivables     265,214        267,624

Proceeds from sale of retail sales contracts    87,717        125,427

Purchases of investment securities:

  Held-to-maturity                          (2,280,878)    (1,684,253)

  Available-for-sale                           (66,683)      (213,201)

Proceeds from maturity of investment securities:

  Held-to-maturity                           2,252,825      1,664,110

  Available-for-sale                            30,418        135,970

Proceeds from sale of available-for-

  sale investment securities                    22,979         36,824

Purchases of property, plant

  and equipment, net                            (8,582)       (19,912)

Minority interest in subsidiary                    (86)          (184)


Net cash provided by investing activities       28,079          1,901



CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of commercial paper     467,117        471,971

Principal payments on commercial paper        (588,900)      (558,685)

Proceeds from issuance of long-term debt        25,000             --

Dividends to shareholders                       (6,909)        (6,439)

Proceeds from exercise of stock options            --               8


Net cash used in

  financing activities                        (103,692)       (93,145)


Increase (decrease) in cash                       4,219         (3,998)

Cash at beginning of period                     40,560         37,267


Cash at end of period                          $44,779        $33,269


Supplementary disclosures:

  Income taxes paid                            $ 1,350        $ 2,434

  Interest paid                                  8,409          6,330



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

                                                    Currency  rities

                                                    Trans-    Valu-    Total

                  Common Stock                      lation    ation    Share-

                  Number of      Capital  Retained  Adjust-   Adjust- holders'

               Shares    Amount  Surplus  Earnings  ment      ment     Equity


Balance

  April 30,

   1995        46,062   $46,062  $41,561  $519,941  $229     $350    $608,143


 Add (deduct)-


 Net income       --       --         --    22,798    --        --      22,798


 Cash dividends

  declared on

  Common stock    --       --         --    (6,909)   --        --     (6,909)


 Foreign currency

  translation

  adjustment       --       --        --       --    (187)      --       (187)


 Investment securities

  valuation

  adjustment       --       --        --       --       --      494       494


Balance July 30,

    1995       46,062   $46,062  $41,561  $535,830  $  42     $ 844   $624,339


           See accompanying notes to financial statements.





                 FLEETWOOD ENTERPRISES, INC. AND SUBSIDIARIES


             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                JULY 30, 1995



1)  Reference to Annual Report


    Reference is made to the Notes to Consolidated Financial Statements included in the Company's Form 10-K annual report for the year ended

    April 30, 1995.



2)  Industry Segment Information


    Information with respect to industry segments for the periods ending July

    30, 1995 and July 31, 1994 is shown below:



                                          13 Weeks Ended    14 Weeks Ended

                                          July 30, 1995     July 31, 1994


     OPERATING REVENUES:


     Manufactured housing                 $361,537          $351,886

     Recreational vehicles                 332,313           389,923

     Supply operations                      10,867            11,769

     Finance operations                     13,849            10,720


                                          $718,566          $764,298


     OPERATING INCOME:


     Manufactured housing                  $27,947           $25,604

     Recreational vehicles                   6,081            19,701

     Supply operations                          56            2,092

     Finance operations                      4,061            3,505

     Corporate and other*                   (1,910)          (3,674)


                                          $36,235           $47,228




     *  Including adjustments and eliminations.



                 FLEETWOOD ENTERPRISES, INC. AND SUBSIDIARIES



                     MANAGEMENT'S DISCUSSION AND ANALYSIS

               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                            (Amounts in thousands)




The following is an analysis of changes in key items included in the consolidated statements of income for the 13-week period ended July 30, 1995 compared to the 14-week period ended July 31, 1994.


                                         Thirteen Weeks Ended

                                         July 30, 1995


                                         Increase               %

                                         (Decrease)          Change



Manufacturing sales                      $(48,861)           (6.5)%

Cost of products sold                     (35,205)           (5.8)

  Manufacturing gross profit              (13,656)           (9.4)


Finance interest income                     3,129            29.2

Finance interest expense                    1,922            41.4

   Net finance revenues                     1,207            19.9


Selling expenses                            4,714            10.9

General and administrative expenses        (6,170)          (10.2)

   Operating expenses                      (1,456)           (1.4)


   Operating income                       (10,993)          (23.3)


   Other income (expense)                     398            26.4


   Income before taxes                    (10,595)          (21.7)


   Provision for income taxes              (4,219)          (21.5)


   Net income                             $(6,454)          (22.1)%




Current Quarter Compared to Same Quarter Last Year


Net income for the 13-week period ending July 30, 1995 declined 22 percent to

$22,798,000 or 49 cents per share compared to $29,252,000 or 63 cents per share for the corresponding 14-week period a year ago.  Revenues in the current quarter were off six percent to $718.6 million compared to $764.3 million for the one-week longer period in the prior year.


The primary factors leading to the earnings decline were volume related.  The loss of one week's sales in this year's first quarter was compounded by a weakness in recreational vehicle sales.  A solid performance by the Company's housing group was not enough to offset these factors.  In addition to volume,

earnings were affected by reduced RV margins resulting from competitive pricing pressures and higher marketing and sales promotion costs, as well as production inefficiencies at several plant locations.


The manufactured housing group generated record first quarter revenues of

$361.5 million, a three percent increase over last year's $351.9 million.

Unit volume of 17,634 homes was off four percent due to the shorter period.

The Company's excellent housing sales reflects a strong market demand for manufactured housing as indicated by the growth in industry shipments which were up 12 percent in the first six months of calendar 1995.  Housing group sales represented 50 percent of total Company revenues compared to 46 percent last year.


The recreational vehicle group registered sales of $332.3 million in the July quarter, 15 percent below last year's $389.9 million.  The RV decline was largely caused by shrinking demand for motor homes which fell 23 percent to

$168.6 million on a 26 percent drop in shipments to 3,464 units.  Travel trailer revenues were also below the prior year, falling nine percent to

$123.4 million on an 11 percent decline in unit volume to 9,571.  The

Company's folding trailer and European divisions both recorded sales increases.  Folding trailer sales of $22.0 million were up two percent on a two percent rise in shipments to 5,370 units.  European RV sales rose 42 percent to $18.3 million.  Recreational vehicle sales accounted for 46 percent of total Company revenues, down from 52 percent last year.


Manufacturing gross profit declined 9 percent or $13.7 million, and also fell as a percentage of sales from 19.2 percent to 18.6 percent, primarily as a result of lower RV margins.  Gross margins for the manufactured housing segment were improved over the prior year reflecting higher product selling prices and lower lumber costs.


The Company's European RV operation continued to operate at a loss in the first quarter despite significantly higher sales volume.  The loss from operations in the current period was $662,000, up from $396,000 a year ago.

This operation has had persistent operating losses over the past 3 years reflecting inefficient production and high operating costs.


The Company's finance subsidiary recorded revenues of $13.8 million, 29 percent ahead of the prior year, primarily due to higher interest earned on wholesale loan volume.  Net finance revenues, however, rose just 20 percent or

$1.2 million as borrowing costs increased at a faster rate than finance revenues due to the competitive rate environment for consumer lending on recreational vehicles.


Operating expenses declined one percent to $102.4 million, but increased as a percentage of revenues from 13.6 percent to 14.3 percent on the lower sales volume.  Selling expenses increased 11 percent to $48.1 million, and also rose as a percentage of sales from 5.7 percent to 6.7 percent.  Most of the increase stemmed from higher product warranty costs in manufactured housing as a result of higher volume and increased focus on customer service, in addition to higher marketing and sales promotion costs for recreational vehicles.

General and administrative expenses declined ten percent to $54.3 million, and also decreased as a percentage of sales from 7.9 percent to 7.6 percent.  The reduction was primarily due to lower employee compensation and benefits,

reflecting reduced management incentive compensation which is based on profitability.


Non-operating income increased 26 percent and included $2.0 million of net interest income which was up 33 percent from the prior year.  The increase primarily reflects the effect of higher yields on temporary investments during the current period.


The combined Federal and state income tax rate was 40.4 percent compared to

40.3 percent for last year's first quarter.


Liquidity and Capital Resources


The Company generally relies upon internally generated cash flows to fund capital expenditures and to satisfy working capital needs for its manufacturing operations.  Positive cash flows from operations in the first quarter improved the Company's liquidity as cash and investments rose $46.1 million to $244.3 million.


Cash outflows during the July quarter included capital expenditures of $8.6 million and the quarterly shareholder dividend, which was increased from a per share rate of 14 cents to 15 cents, of $6.9 million.  Cash outflows affecting operations included $11.9 million expended for the purchase of Company-owned life insurance (COLI) used to fund non-qualified benefit plans.  The increase in cash surrender value of the COLI, which is included in "other assets" on the balance sheet, substantially offset the insurance premiums paid.


Fleetwood Credit Corp., the Company's RV finance subsidiary, secured cash for lending operations primarily through the issuance of commercial paper and the sale to investors of securities backed by retail sales contracts on Fleetwood recreational vehicles.  On July 31, 1995, Fleetwood Credit pre-sold $150 million of asset-backed securities which will become fully funded in September

1995.  As of July 31, 1995, the sale was funded to the extent of $87.7 million.


The finance subsidiary used the commercial paper market and long-term debt to fund both its wholesale receivables, which are prime rate based, and its fixed-

rate retail installment sales contract receivables prior to their sale in the asset-backed securities market.  To protect the value of the retail installment sale contract portfolio from unfavorable changes in interest rates, the finance subsidiary sometimes enters into interest rate exchange agreements or other interest rate hedging transactions during the period between origination of the receivables and their sale in the asset-backed securities market.  During the July quarter, a hedging arrangement was in effect in the form of a forward sale agreement of U.S. Treasury securities.

This agreement was closed out concurrent with the sale of retail receivables on July 31, 1995, and no other agreements were outstanding at the end of the quarter.  A loss of $4.2 million was incurred on the aforementioned forward sale agreement, but this was offset by a corresponding increase in the value of retail receivables.


The finance subsidiary maintains a committed revolving credit facility with a number of major banks to support the issuance of commercial paper.  At July

30, 1995, these facilities totaled $350.0 million, none of which is being used.


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


September 7, 1995


                          FLEETWOOD ENTERPRISES, INC.

                      CONSOLIDATED FINANCIAL INFORMATION

                            FINANCIAL DATA SCHEDULE



[SROS]        NYSE

[SROS]        PSE