Form 10-Q
period 1995-10-29
FLEETWOOD ENTERPRISES INC/DE/
filed 1995-12-05
CIK 314132

FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION


                            WASHINGTON, DC   20549



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)


     X              OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended October 29, 1995



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


         Class                      Outstanding at October 29, 1995

_______________________             _____________________________


Common stock, $1 par value          46,083,542 shares


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



      Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading.  In the Company's opinion, the statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the periods ending October 29, 1995 and October 30, 1994 and the balances as of October 29, 1995 and April 30, 1995.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.



                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS







To the board of directors and shareholders of Fleetwood Enterprises, Inc.:



      We have made a review of the accompanying condensed consolidated balance sheet of FLEETWOOD ENTERPRISES, INC. (a Delaware Corporation) and subsidiaries as of October 29, 1995, and the related condensed consolidated statements of income for the  thirteen and twenty-six week periods ended October 29, 1995 and the thirteen and twenty-seven week periods ended October 30, 1994, the condensed consolidated statements of  cash flows for the twenty-six week and twenty-seven week periods ended October 29, 1995 and October 30, 1994,

respectively, and the condensed consolidated statement of changes in shareholders' equity for the twenty-six week period ended October 29, 1995, in accordance with standards established by the American Institute of Certified

Public Accountants.


      We conducted our review in accordance with standards established by the

American Institute of Certified Public Accountants.  A review of interim financial information consists principally of applying analytical review procedures to the financial data and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards,

the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.


      Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.


      We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Fleetwood Enterprises,

Inc. and subsidiaries as of April 30, 1995, and the related consolidated statements of income, cash flows and changes in shareholders' equity for the year then ended (not presented herein) and, in our report dated June 26, 1995 we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of April 30, 1995, is fairly stated,

in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                             ARTHUR ANDERSEN LLP




Orange County, California

November 28, 1995



                FLEETWOOD ENTERPRISES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                 (Amounts in thousands except per share data)

                                 (UNAUDITED)


                            Thirteen     Thirteen   Twenty-six  Twenty-seven

                             Weeks         Weeks        Weeks        Weeks

                             Ended         Ended        Ended        Ended

                            Oct. 29,     Oct. 30,     Oct. 29,      Oct. 30,

                              1995         1994         1995          1994


OPERATING REVENUES:

   Manufacturing sales     $707,086      $699,525   $1,411,803   $1,453,103

   Finance interest income   11,868        10,896       25,717       21,616

                            -------       -------      -------      -------

                            718,954       710,421    1,437,520    1,474,719

COSTS AND EXPENSES:

   Cost of products sold    571,436       571,799    1,144,767    1,180,335

   Operating expenses       105,238        99,479      208,119      203,368

   Finance interest expense   5,421         4,524       11,988        9,169

                            -------       -------      -------      -------

                            682,095       675,802    1,364,874    1,392,872


   Operating income          36,859        34,619       72,646       81,847


OTHER INCOME (EXPENSE):

  Investment income           3,838         2,203        6,747        4,537

  Interest expense             (172)       (1,026)        (618)      (1,844)

  Other                         (48)         (181)        (160)        (192)

                               -----         -----        -----        -----

                              3,618           996         5,969       2,501


  Income before provision for

    income taxes             40,477        35,615        78,615      84,348


  Provision for

    income taxes            (16,657)      (14,766)      (32,084)    (34,412)


  Minority interest in net loss

    of subsidiary               191           360           278         525


     Net income             $24,011       $21,209       $46,809     $50,461


  Net income per Common

   and equivalent share        $.52          $.45         $1.01       $1.08



 Dividends declared

  per share of Common

  stock outstanding            $.15          $.14          $.30        $.28


 Common and equivalent

  shares outstanding         46,496        46,678        46,507      46,569




                    See accompanying notes to financial statements.



               FLEETWOOD ENTERPRISES, INC. AND SUBSIDIARIES

                  CONSOLIDATED BALANCE SHEETS (CONDENSED)

                           (Amounts in thousands)


                                 ASSETS


                                        October 29,       April 30,

                                           1995             1995

                                       (Unaudited)


Cash                                    $ 42,883           $ 40,560

Investments                              268,939            157,685

Receivables:

  Manufacturing                          144,729            152,210

  Finance company                        311,524            385,026

Inventories:

  Raw materials                           94,129            133,379

  Work in process and finished products   49,797             81,914

Land held for future development           6,868              6,868

Property, plant and equipment            264,983            263,108

Deferred tax benefits                     68,777             66,237

Other assets                              74,155             58,073

                                      ----------           --------

                                      $1,326,784         $1,345,060



                       LIABILITIES AND SHAREHOLDERS' EQUITY



Accounts payable                        $ 95,443           $ 96,428

Commercial paper borrowings

  and long-term debt                     303,457            385,876

Employee compensation and benefits       105,540            103,516

Federal and state taxes on income         (2,508)           (11,043)

Insurance reserves                        47,819             44,367

Other liabilities                        136,769            118,858

    Total liabilities                    686,520            738,002


Contingent liabilities


Minority interest                         (1,362)            (1,085)


Shareholders' equity:


  Preferred stock, $1 par value,authorized

    10,000,000 shares, none outstanding       --                 --


  Common stock, $1 par value,authorized

    75,000,000 shares, outstanding 46,084,000

    at October 29, 1995 and 46,062,000

    at April 30, 1995                     46,084            46,062

  Capital surplus                         41,923            41,561

  Retained earnings                      552,928           519,941

  Foreign currency translation

    adjustment                              (192)              229

  Investment securities

    valuation adjustment                     883               350

                                          -------           -------

                                          641,626          608,143


                                       $1,326,784       $1,345,060



                See accompanying notes to financial statements.



          FLEETWOOD ENTERPRISES, INC. AND SUBSIDIARIES

        CONSOLIDATED STATEMENTS OF CASH FLOWS (CONDENSED)

                      (Amounts in thousands)

                           (UNAUDITED)


                                           Twenty-six       Twenty-seven

                                           Weeks Ended        Weeks Ended

                                       October 29, 1995     October 30, 1994



CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                     $46,809            $50,461

Adjustments to reconcile net income to net

  cash provided by operating activities:

  Depreciation expense                          12,777             10,641

  Amortization of intangibles and goodwill         801              1,003

  Provision for credit losses                    2,225              2,946

  Losses on sales of property,

    plant and equipment                            160                192

  Changes in assets and liabilities:

    (Increase) decrease in

      manufacturing receivables                  7,481               (925)

    (Increase) decrease

      in inventories                            71,367            (15,954)

    Increase in deferred tax benefits           (2,540)            (6,435)

    Increase in other assets                   (16,883)            (1,984)

    Increase (decrease) in accounts payable       (985)            14,861

    Increase in employee compensation

      and benefits                               2,024              2,809

    Increase (decrease) in Federal and

      state taxes on income                      8,535               (908)

    Increase (decrease) in

      insurance reserves                         3,452             (1,007)

    Increase in other liabilities               17,912             21,477

  Foreign currency translation adjustment         (421)               783


Net cash provided by operating activities      152,714             77,960


CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of finance receivables            (570,365)          (643,038)

Principal collected on finance receivables     491,642            497,959

Proceeds from sale of retail sales contracts   150,000            150,000

Purchases of investment securities:

  Held-to-maturity                          (4,605,836)        (3,267,918)

  Available-for-sale                          (242,330)          (253,477)

Proceeds from maturity of investment securities:

  Held-to-maturity                           4,547,606          3,267,676

  Available-for-sale                           135,285            163,025

Proceeds from sale of available-for-sale

  investment securities                         54,554             50,507

Purchases of property, plant

  and equipment, net                           (14,812)           (34,080)

Minority interest in subsidiary                   (278)              (565)


Net cash used in investing activities          (54,534)           (69,911)



CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of commercial paper     854,033            928,694

Principal payments on commercial paper        (936,452)          (937,520)

Dividends to shareholders                      (13,822)           (12,885)

Proceeds from exercise of stock options            384                347


Net cash used in financing activities          (95,857)           (21,364)


Increase (decrease) in cash                      2,323            (13,315)

Cash at beginning of period                     40,560             37,267


Cash at end of period                          $42,883            $23,952


Supplementary disclosures:

  Income taxes paid                            $25,814            $41,938

  Interest paid                                 12,784             10,201



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

                                                    Currency  rities

                                                    Trans-    Valu-    Total

                  Common Stock                      lation    ation    Share-

                  Number of      Capital  Retained  Adjust-   Adjust- holders'

               Shares    Amount  Surplus  Earnings  ment      ment     Equity


Balance

  April 30,

   1995        46,062   $46,062  $41,561  $519,941  $229     $350     $608,143


  Add (deduct)-


  Net income      --       --       --      46,809     --      --       46,809


  Cash dividends

    declared on

    Common stock  --       --       --     (13,822)    --      --     (13,822)


  Stock options

    exercised      22      22       362       --       --      --          384


  Foreign currency

   translation

   adjustment     --       --       --        --    (421)      --        (421)


  Investment

   securities

   valuation

   adjustment     --       --       --        --      --       533         533


Balance

  October 29,

   1995       46,084   $46,084  $41,923  $552,928  $(192)     $883    $641,626


                  See accompanying notes to financial statements.






        FLEETWOOD ENTERPRISES, INC. AND SUBSIDIARIES


        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


        OCTOBER 29, 1995



1)   Reference to Annual Report


    Reference is made to the Notes to Consolidated Financial Statements included in the Company's Form 10-K annual report for the year ended

    April 30, 1995.



2)   Industry Segment Information


    Information with respect to industry segments for the periods ending

    October 29, 1995 and October 30, 1994 is shown below:



                           13 Weeks    13 Weeks      26 Weeks     27 Weeks

                           Ended       Ended         Ended        Ended

                           Oct. 29,    Oct. 30,      Oct. 29,     Oct. 30,

                           1995        1994          1995         1994



    OPERATING REVENUES:


    Manufactured housing   $386,452    $344,152      $  747,989   $  696,038

    Recreational vehicles   309,304     344,686         641,617      734,609

    Supply operations        11,330      10,687          22,197       22,456

    Finance operations       11,868      10,896          25,717       21,616


                           $718,954    $710,421      $1,437,520   $1,474,719

    OPERATING INCOME:


    Manufactured housing    $31,197     $19,569        $59,144      $45,173

    Recreational vehicles     5,568      12,453         11,649       32,154

    Supply operations           852         772            908        2,864

    Finance operations        3,683       3,666          7,744        7,171

    Corporate and other*     (4,441)     (1,841)        (6,799)      (5,515)


                            $36,859     $34,619        $72,646      $81,847


    *  Including adjustments and eliminations.



                 FLEETWOOD ENTERPRISES, INC. AND SUBSIDIARIES


                     MANAGEMENT'S DISCUSSION AND ANALYSIS

               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                            (Amounts in thousands)


The following is an analysis of changes in key items included in the consolidated statements of income for the 13-week and 26-week periods ended

October 29, 1995.


                               Thirteen Weeks Ended   Twenty-six Weeks Ended*

                                 October 29, 1995        October 29, 1995


                               Increase      %         Increase      %

                               (Decrease)  Change      (Decrease)  Change


Manufacturing sales             $7,561        1.1%      $(41,300)     (2.8)%

Cost of products sold             (363)       (.1)       (35,568)     (3.0)

  Manufacturing gross profit     7,924        6.2         (5,732)     (2.1)


Finance interest income            972        8.9          4,101      19.0

Finance interest expense           897       19.8          2,819      30.7

  Net finance revenues              75        1.2          1,282      10.3


Selling expenses                 3,103        6.9          7,771       8.8

General and admin. expenses      2,656        4.9         (3,020)     (2.6)

  Operating expenses             5,759        5.8          4,751       2.3


  Operating income               2,240        6.5         (9,201)    (11.2)


  Other income (expense)         2,622      263.3          3,468     138.7


  Income before taxes            4,862       13.7         (5,733)     (6.8)


  Provision for income taxes     1,891       12.8         (2,328)     (6.8)


  Net income                    $2,802       13.2%       $(3,652)     (7.2)%


*  Compared to 27-week period in October 1994.





Current Quarter Compared to Same Quarter Last Year


Net income in the second quarter improved to $24,011,000 or 52 cents per share, 13 percent ahead of the $21,209,000 or 45 cents per share reported for the similar period last year.  Consolidated revenues reached a new second quarter high of $719.0 million, up 1 percent from $710.4 million a year ago.


The Company's housing group experienced the highest sales and profits in its history in the second quarter and first half of fiscal 1996.  This strong performance was offset to a large degree by declining revenues and margin pressure in the recreational vehicle segment, reflecting a significant falloff in motor home sales and a very competitive pricing environment for towable RV products.  Larger than expected losses of $1.9 million for the quarter and

$2.8 million year-to-date from the European RV operation also had an adverse effect on earnings.


Housing group revenues in the second quarter of $386.5 million were 12 percent ahead of last year's $344.2 million.  Housing unit volume rose 5 percent to

18,386 homes.  This primarily reflects the continuing growth in the manufactured housing industry which is up 12 percent in unit volume in the first nine months of calendar 1995.  Housing group sales represented 54 percent of total Company revenues compared to 48 percent last year.


Recreational vehicle revenues fell 10 percent in the second quarter to $309.3 million largely reflecting the decline in motor home sales.  The market for recreational vehicles has been declining since the fourth quarter of fiscal

1995 when dealers began reducing their inventory exposure in reaction to softening retail demand.  Domestic motor home revenues were off 15 percent from last year's second quarter to $161.9 million on a 24 percent decline in unit volume to 3,029.  Travel trailer revenues of $112.1 million were 7 percent behind the prior year on a 5 percent decrease in shipments to 8,477 units.  The Company's folding trailer division registered a 12 percent sales increase to a second quarter record $22.6 million as a result of a 15 percent gain in shipments to 5,442 units.  European RV revenues improved 4 percent to

$12.7 million in the second quarter.  Recreational vehicle sales accounted for

43 percent of total Company revenues, down from 49 percent last year.


Manufacturing gross profit climbed 6 percent or $7.9 million, and rose as a percent of sales from 18.3 percent to 19.2 percent as a result of sharply higher housing margins.  The stronger housing margins were partially offset by reduced RV margins as mentioned previously.  The improved gross profit margins for manufactured housing primarily reflects higher product selling prices and lower lumber costs.


Net finance revenues rose 1 percent to $6.4 million reflecting increases in both finance interest income and finance interest expense.  The spread between borrowing and lending rates narrowed during the quarter in the more competitive consumer lending environment.


Operating expenses rose $5.8 million or 6 percent to $105.2 million, and increased as a percentage of revenues from 14.0 percent to 14.6 percent.

Selling expenses increased 7 percent to $48.4 million, and also rose as a percentage of sales from 6.4 percent to 6.7 percent.  Most of the increase stemmed from higher product warranty costs in manufactured housing as a result of higher volume and increased emphasis on customer service.  General and administrative expenses increased 5 percent to $56.8 million, and also rose as a percentage of sales from 7.6 percent to 7.9 percent.  The increase was primarily due to higher employee compensation and benefits, most of which related to a company-owned life insurance program recently adopted to fund non-

qualified benefit plans.


Non-operating income increased $2.6 million as a result of higher investment income and a change in accounting classification for interest expense on non-

qualified employee benefit plans.  Such interest is now treated as an operating expense and is included in general and administrative costs in the

"Corporate and other" category.  The increase in investment income reflects larger invested balances, slightly higher yields and an increase in realized gains on the sale of investment securities.


The combined Federal and state income tax rate of 41.2 percent did not change materially from the 41.5 percent recorded in last year's second quarter.


Current Year-To-Date Compared to Same Period Last Year


Net income for the first six months of fiscal 1996 was $46,809,000 or $1.01 per share compared to $50,461,000 or $1.08 per share in last year's first half.  The earnings decline primarily resulted from lower revenues, which were off 3 percent from $1.47 billion to $1.44 billion, and reduced recreational vehicle margins.  The current period included 26 weeks versus 27 weeks in the prior year which accounted for a large part of the decline in revenues.


First half housing revenues were up 7 percent to $748.0 million compared to

$696.0 million last year.  This sales growth is attributable to strong consumer demand for manufactured housing as mentioned previously.  Fleetwood shipments for the first six months of fiscal 1996 were up less than 1 percent to 36,020 units with a slight shift in the sales mix to larger homes.  Housing group sales accounted for 52 percent of total Company revenues compared to 47 percent last year.


Recreational vehicle revenues of $641.6 million were off 13 percent from last year's record $734.6 million, primarily due to lower motor home sales.

Domestic motor home revenues for the first six months were down 20 percent to

$330.5 million, while travel trailers fell 8 percent to $235.5 million.  Motor home shipments declined 25 percent to 6,493 and travel trailer units fell 8 percent to 18,048.  Fleetwood's folding trailer division generated first half revenues of $44.6 million, 7 percent ahead of the prior year as shipments rose

8 percent to 10,812 units.  European RV sales rose 24 percent to $31.0 million in the first half.  Recreational vehicle sales in total accounted for 45 percent of Company revenues, down from 50 percent last year.


Manufacturing gross profit as a percentage of sales improved slightly from

18.8 percent to 18.9 percent on the strength of better housing margins for the reasons mentioned previously.  Slimmer RV margins offset to a large degree the improvements made in housing.


Net finance revenues of $13.7 million were up 10 percent on a 19 percent increase in finance interest income.  Debt financing costs, however, rose at a faster rate, narrowing the spread between borrowing and lending rates.


Operating expenses increased $4.8 million to $208.1 million, 2 percent above last year's first half.  As a percentage of revenues, these costs rose from

13.8 percent to 14.5 percent.  Selling expenses climbed $7.8 million or 9 percent, mainly as a result of higher product warranty costs in the housing group as discussed previously.  As a percentage of sales, selling expenses rose from 6.0 percent to 6.7 percent.  General and administrative expenses fell 3 percent to $111.7 million, but were unchanged as a percentage of sales at 7.8 percent.  The reduced costs were primarily due to lower management incentive compensation which is directly tied to the decline in profitability.


Non-operating income more than doubled to $6.0 million for the reasons discussed in the quarterly period comparison.


The combined Federal and state income tax rate of 40.8 percent was virtually identical to last year's effective tax rate.


Liquidity and Capital Resources


The Company generally relies upon internally generated cash flows to fund capital expenditures and to satisfy working capital needs for its manufacturing operations.  During the first six months of fiscal 1996,

positive cash flows from operations resulted in a strengthened cash position as of October 29, 1995.  Cash and investments at the end of October totaled

$311.8 million, up from $198.2 million at the end of April.


Cash outflows in the six months ended October 1995 included capital expenditures of $14.8 million, most of which was related to continuing capacity expansion in the Company's housing group.  The quarterly shareholder dividend was increased from a per share rate of 14 cents to 15 cents in June

1995 which increased the aggregate dividend payments to $13.8 million for the first half of fiscal 1996.


The Company's finance subsidiary secured cash for lending operations primarily through the issuance of commercial paper and the sale to investors of securities backed by retail sales contracts on Fleetwood recreational vehicles.  On July 31, 1995, Fleetwood Credit Corp. presold $150 million of asset-backed securities which were fully funded by October 1995.  The proceeds were principally used to pay down commercial paper debt.


The finance subsidiary uses the commercial paper market and long-term debt to fund both its wholesale receivables, which are prime rate based, and its fixed-

rate retail installment sales contract receivables prior to their sale in the asset-backed securities market.  To protect the value of the retail installment sale contract portfolio from unfavorable changes in interest rates, the finance subsidiary sometimes enters into interest rate exchange agreements or other interest rate hedging transactions during the period between origination of the receivables and their sale in the asset-backed securities market.  During the July quarter, a hedging arrangement was in effect in the form of a forward sale agreement of U.S. Treasury securities.

This agreement was closed out concurrent with the sale of retail receivables on July 31, 1995, and no other agreements are currently outstanding.  A loss of $4.2 million was incurred on the aforementioned forward sale agreement, but this was offset by a corresponding increase in the value of retail receivables.


The finance company maintains a committed revolving credit facility with a number of major banks to support the issuance of commercial paper.  At October

29, 1995, these facilities totaled $350 million, none of which is being used.



                      PART II         OTHER  INFORMATION



Item 4.  Submission of Matters to a Vote of Security Holders


At Fleetwood's Annual Meeting of Shareholders held on September 12, 1995, the following directors were elected to three-year terms to Fleetwood's Board of

Directors:  John C. Crean and William W. Weide.  The following directors continued in office after the meeting, but were not elected at the meeting:

Glenn F. Kummer, Andrew Crean, Dr. Douglas M. Lawson, Thomas A. Fuentes,

Walter F. Beran and Dr. James L. Doti.


The shareholder votes on the elections were as follows:


                                  For                   Withheld Vote


     John C. Crean             41,567,782                 162,805


     William W. Weide          41,616,325                 114,262



The total number of shares of Fleetwood Common stock outstanding as of July

19, 1995, the record date for the Annual Meeting, was 46,061,542 shares.




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


December 5, 1995


                          FLEETWOOD ENTERPRISES, INC.

                      CONSOLIDATED FINANCIAL INFORMATION

                            FINANCIAL DATA SCHEDULE



[SROS]        NYSE

[SROS]        PSE