Form 10-Q
period 1996-01-28
FLEETWOOD ENTERPRISES INC/DE/
filed 1996-03-05
CIK 314132

FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION


                            WASHINGTON, DC   20549



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)


    X               OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended January 28, 1996



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

_______________________       ____________________________________________

(State or other jurisdiction of           (IRS Employer

incorporation or organization)      Identification Number)


3125 Myers Street, Riverside, California  92503-5527

__________________________________________________________________________

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


Class                               Outstanding at January 28, 1996

_________________________           _____________________________________


Common stock, $1 par value     45,601,442 shares


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



    Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading.  In the Company's opinion, the statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the periods ending January 28, 1996 and January 29, 1995 and the balances as of January 28, 1996 and April 30, 1995.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.




                      REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To the board of directors and shareholders of Fleetwood Enterprises, Inc.:



    We have reviewed the accompanying condensed consolidated balance sheet of

FLEETWOOD ENTERPRISES, INC. (a Delaware Corporation) and subsidiaries as of

January 28, 1996, and the related condensed consolidated statements of income for the thirteen and thirty-nine week periods ended January 28, 1996 and the thirteen and forty week periods ended January 29, 1995, the condensed consolidated statements of  cash flows for the thirty-nine and forty week periods ended January 28, 1996 and January 29, 1995, respectively, and the condensed consolidated statement of changes in shareholders' equity for the thirty-nine week period ended January 28, 1996, in accordance with standards established by the American Institute of Certified Public Accountants.


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

February 27, 1996



                FLEETWOOD ENTERPRISES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                 (Amounts in thousands except per share data)

                                 (UNAUDITED)


                            Thirteen     Thirteen   Thirty-nine      Forty

                             Weeks         Weeks        Weeks        Weeks

                             Ended         Ended        Ended        Ended

                            Jan. 28,     Jan. 29,     Jan. 28,      Jan. 29,

                              1996         1995         1996          1995


OPERATING REVENUES:

   Manufacturing sales     $625,444      $648,248   $2,037,247   $2,101,351

   Finance interest income   12,873        13,177       38,590       34,793

                            -------       -------      -------      -------

                            638,317       661,425    2,075,837    2,136,144

COSTS AND EXPENSES:

   Cost of products sold    511,102       534,175    1,655,869    1,714,510

   Operating expenses        94,828        93,053      302,947      296,421

   Finance interest expense   5,772         6,255       17,760       15,424

                            -------       -------      -------      -------

                            611,702       633,483    1,976,576    2,026,355


   Operating income          26,615        27,942       99,261      109,789


OTHER INCOME (EXPENSE):


   Investment income          3,480         3,835       10,227        8,372

   Interest expense            (383)       (1,180)      (1,001)      (3,024)

   Other                       (457)         (339)        (617)        (531)

                              -----         -----        -----        -----

                              2,640         2,316        8,609        4,817


 Income before provision for

  income taxes               29,255        30,258      107,870      114,606


 Provision for

  income taxes              (12,062)      (12,116)     (44,146)     (46,528)


 Minority interest in net

  loss of subsidiary            109           138          387          663


  Net income                $17,302       $18,280      $64,111      $68,741


 Net income per Common

  and equivalent share         $.37          $.39        $1.38        $1.48



 Dividends declared

  per share of Common

  stock outstanding            $.15          $.14         $.45         $.42


 Common and equivalent

  shares outstanding         46,387        46,379       46,467       46,507




                    See accompanying notes to financial statements.



               FLEETWOOD ENTERPRISES, INC. AND SUBSIDIARIES

                  CONSOLIDATED BALANCE SHEETS (CONDENSED)

                           (Amounts in thousands)


                                 ASSETS


                                        January 28,        April 30,

                                           1996              1995

                                       (Unaudited)


Cash                                    $ 33,531           $ 40,560

Investments                              235,617            157,685

Receivables:

  Manufacturing                          157,123            152,210

  Finance company                        393,436            385,026

Inventories:

  Raw materials                           97,951            133,379

  Work in process and finished products   60,367             81,914

Land held for future development           6,906              6,868

Property, plant and equipment            266,797            263,108

Deferred tax benefits                     69,411             66,237

Other assets                              72,704             58,073

                                      ----------           --------

                                      $1,393,843         $1,345,060



                       LIABILITIES AND SHAREHOLDERS' EQUITY



Accounts payable                        $ 84,324           $ 96,428

Commercial paper borrowings

  and long-term debt                     390,807            385,876

Employee compensation and benefits       101,322            103,516

Federal and state taxes on income         (8,919)           (11,043)

Insurance reserves                        47,376             44,367

Other liabilities                        138,920            118,858

                                         -------            -------

    Total liabilities                    753,830            738,002


Contingent liabilities


Minority interest                         (1,472)            (1,085)


Shareholders' equity:


  Preferred stock, $1 par value,authorized

    10,000,000 shares, none outstanding       --                 --


  Common stock, $1 par value,authorized

    75,000,000 shares, outstanding 45,601,000

    at January 28, 1996 and 46,062,000

    at April 30, 1995                      45,601            46,062

  Capital surplus                          42,108            41,561

  Retained earnings                       552,892           519,941

  Foreign currency translation

    adjustment                               (508)              229

  Investment securities valuation

    adjustment                              1,392               350

                                          -------           -------

                                          641,485           608,143

                                          -------           -------


                                       $1,393,843        $1,345,060



                See accompanying notes to financial statements.



          FLEETWOOD ENTERPRISES, INC. AND SUBSIDIARIES

        CONSOLIDATED STATEMENTS OF CASH FLOWS (CONDENSED)

                      (Amounts in thousands)

                           (UNAUDITED)


                                              Thirty-nine          Forty

                                             Weeks Ended        Weeks Ended

                                            Jan. 28, 1996      Jan. 29, 1995



CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                     $64,111            $68,741

Adjustments to reconcile net income to net

  cash provided by operating activities:

  Depreciation expense                          19,398             16,303

  Amortization of intangibles and goodwill         935              1,466

  Provision for credit losses                    3,194              4,560

  (Gain) loss on sales of property,

    plant and equipment                            617                531

  Changes in assets and liabilities:

    Increase in manufacturing

      receivables                               (4,913)           (21,793)

    (Increase) decrease in inventories          56,975            (33,381)

    Increase in deferred tax benefits           (3,174)            (5,862)

    Increase in other assets                   (15,566)            (4,971)

    Increase (decrease) in accounts payable    (12,104)             4,202

    Increase (decrease) in employee

      compensation and benefits                 (2,194)             1,495

    Increase (decrease) in Federal and

      state taxes on income                      2,124             (2,680)

    Increase (decrease) in insurance

      reserves                                   3,009             (2,679)

    Increase in other liabilities               20,062             26,803

  Foreign currency translation adjustment         (737)               184

                                               -------            -------


Net cash provided by operating activities      131,737             52,919



CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of finance receivables            (799,929)          (879,762)

Principal collected on finance receivables     638,325            644,875

Proceeds from sale of retail sales contracts   150,000            269,562

Purchases of investment securities:

  Held-to-maturity                          (6,410,069)        (4,617,311)

  Available-for-sale                          (363,536)          (361,542)

Proceeds from maturity of investment securities:

  Held-to-maturity                           6,398,030          4,597,327

  Available-for-sale                           181,703            258,634

Proceeds from sale of available-for-

  sale investment securities                   116,982            102,331

Purchases of property, plant

  and equipment, net                           (23,704)           (47,256)

Additions to land held for future development      (38)               (34)

Minority interest in subsidiary                   (387)              (693)

                                               -------             -------


Net cash used in investing activities         (112,623)           (33,869)



CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of commercial paper   1,205,668          1,565,325

Principal payments on commercial paper      (1,200,737)        (1,575,441)

Dividends to shareholders                      (20,661)           (19,330)

Proceeds from exercise of stock options          1,092                347

Purchase of Common stock                       (11,505)                --

                                               -------          ---------

Net cash used in

  financing activities                         (26,143)           (29,099)


Decrease in cash                                (7,029)           (10,049)

Cash at beginning of period                     40,560             37,267

                                                ------            -------


Cash at end of period                          $33,531            $27,218

                                                ------             ------

Supplementary disclosures:

  Income taxes paid                            $41,482            $57,460

  Interest paid                                 19,781             19,163



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

                                                    Currency  rities

                                                    Trans-    Valu-    Total

                  Common Stock                      lation    ation    Share-

                  Number of      Capital  Retained  Adjust-   Adjust- holders'

               Shares    Amount  Surplus  Earnings  ment      ment     Equity


Balance

  April 30,

   1995        46,062   $46,062  $41,561  $519,941   $229    $350     $608,143


 Add (deduct)-


 Net income       --       --         --    64,111     --      --       64,111


 Cash dividends

  declared on

  Common stock    --       --         --   (20,661)    --      --     (20,661)


 Stock options

  exercised        66        66    1,026       --       --      --      1,092


 Stock

  repurchased    (527)     (527)    (479)  (10,499)     --     --     (11,505)


 Foreign currency

  translation

  adjustment       --       --        --       --     (737)    --        (737)


 Investment securities

  valuation

  adjustment       --       --        --       --       --     1,042     1,042


Balance Janaury 28,

    1996       45,601   $45,601  $42,108  $552,892   $(508)   $1,392  $641,485


           See accompanying notes to financial statements.





                 FLEETWOOD ENTERPRISES, INC. AND SUBSIDIARIES


             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                               JANUARY 28, 1996



1)   Reference to Annual Report


    Reference is made to the Notes to Consolidated Financial Statements included in the Company's Form 10-K annual report for the year ended

    April 30, 1995.



2)   Industry Segment Information


    Information with respect to industry segments for the periods ending

    January 28, 1996 and January 29, 1995 is shown below:




                           13 Weeks     13 Weeks     39 Weeks     40 Weeks

                           Ended        Ended        Ended        Ended

                           Jan. 28,     Jan. 29,     Jan. 28,     Jan. 29,

                           1996         1995         1996         1995


     OPERATING REVENUES:


     Manufactured housing  $333,045     $330,615     $1,081,034   $1,026,653

     Recreational vehicles  279,577      305,538        921,194    1,040,147

     Supply operations       12,822       12,095         35,019       34,551

     Finance operations      12,873       13,177         38,590       34,793

                           --------     --------     ----------   ----------


                           $638,317     $661,425     $2,075,837   $2,136,144


     OPERATING INCOME:


     Manufactured housing   $20,166      $17,941        $79,310      $63,114

     Recreational vehicles    2,955        6,012         14,604       38,166

     Supply operations          973        1,309          1,881        4,173

     Finance operations       4,002        3,790         11,746       10,961

     Corporate and other*    (1,481)      (1,110)        (8,280)      (6,625)

                            -------      -------        -------     --------


                            $26,615      $27,942        $99,261     $109,789


     *  Including adjustments and eliminations.



                 FLEETWOOD ENTERPRISES, INC. AND SUBSIDIARIES



                     MANAGEMENT'S DISCUSSION AND ANALYSIS

               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                            (Amounts in thousands)




The following is an analysis of changes in key items included in the consolidated statements of income for the 13-week and 39-week periods ended

January 28, 1996.


                             Thirteen Weeks             Thirty-nine Weeks

                             Ended                       Ended*

                             January 28,                 January 28,

                             1996                        1996


                             Increase        %           Increase       %

                             (Decrease)    Change        (Decrease)    Change


Manufacturing sales          $(22,804)       (3.5)%      $(64,104)      (3.1)%

Cost of products sold         (23,073)       (4.3)        (58,641)      (3.4)

                              -------         ---         -------        ---

  Manufacturing gross profit      269          .2          (5,463)      (1.4)


Finance interest income          (304)       (2.3)          3,797       10.9

Finance interest expense         (483)       (7.7)          2,336       15.1

                               ------         ---         -------        ---

  Net finance revenues            179         2.6           1,461        7.5


Selling expenses                2,767         6.7          10,538        8.1

General and administrative

    expenses                     (992)       (1.9)         (4,012)      (2.4)

                                -----         ---           -----        ----

  Operating expenses            1,775         1.9           6,526        2.2


  Operating income              (1,327)      (4.8)        (10,528)      (9.6)


  Other income (expense)           324       14.0           3,792       78.7


  Income before taxes           (1,003)      (3.3)         (6,736)      (5.9)


  Provision for income taxes       (54)       (.4)         (2,382)      (5.1)


  Net income                     $(978)      (5.4)%       $(4,630)      (6.7)%


* Compared to 40-week period in January 1995.



Current Quarter Compared to Same Quarter Last Year


Net income for the third quarter of fiscal 1996 was $17,302,000 or 37 cents per share, down slightly from $18,280,000 or 39 cents per share in the prior year.  Consolidated revenues of $638.3 million for the winter quarter were off 3 percent from the record $661.4 million achieved in last year's third period.  January sales were impacted by inclement weather in many parts of the country, but particularly in the Northeast and Mid-Atlantic regions.


Third quarter earnings were behind last year's record performance due to lower sales and profits from the Company's recreational vehicle group.  The manufactured housing group achieved record operating earnings for the quarter, but this was not enough to offset the reversal in RV profits.  In addition to weaker earnings from U.S. operations, the RV group was hampered by continuing losses from its European operation which incurred a $1.4 million operating loss in the third quarter.


Fleetwood's housing group generated record revenues for the third quarter and the nine months as a result of healthy market demand for affordable manufactured housing.  Third quarter sales reached $333.0 million, up from

$330.6 million in last year's comparable period.  During the January quarter,

the Company shipped 15,946 homes compared to 16,119 for the similar period a year ago.  Housing group sales represented 52 percent of total Company revenues compared to 50 percent last year.


Recreational vehicle revenues for the third quarter were $279.6 million, off

8 percent from last year's record $305.5 million, as a result of lower demand for travel trailers and motor homes.  Adverse weather was a significant factor that dampened RV sales in the winter quarter.  Domestic motor home revenues decreased 9 percent to $156.2 million on a 15 percent decline in unit volume to 2,784.  Travel trailer sales of $93.0 million were 12 percent behind the prior year as unit volume fell 14 percent to 6,645.  The Company's folding trailer division generated record third quarter sales of $18.9 million, 28 percent ahead of the prior year, on a 28 percent rise in shipments to 4,564 units.  The Company's European RV operation recorded revenues of $11.5 million, off 7 percent from last year's third period.

Recreational vehicle sales accounted for 44 percent of total Company revenues, down from 46 percent last year.


Manufacturing gross profit rose as a percentage of sales from 17.6 to 18.3 percent with improved housing margins offsetting lower RV margins.  Selling price increases and lower lumber costs led to the higher housing margins.  RV margins were under pressure mainly due to the competitive pricing environment for travel trailers and folding trailers.


Net finance revenues increased 3 percent to $7.1 million as the decline in interest expense more than offset the decrease in interest income.


Operating expenses rose 2 percent to $94.8 million, and increased as a percentage of revenues from 14.1 to 14.9 percent.  Selling expenses increased

12 percent to $44.1 million, and also rose as a percentage of sales from 6.2 to 6.9 percent.  Most of the increase resulted from higher product warranty and service costs in manufactured housing substantially due to increased emphasis on customer service.  General and administrative expenses declined 2 percent to $50.7 million, but rose as a percentage of sales from 7.8 to 7.9 percent on the lower sales volume.


Non-operating income included $3.5 million of investment income which was down 9 percent from last year's $3.8 million.  Last year's third quarter included $1.9 million of interest received on Federal income tax refunds.


The combined Federal and state income tax rate was 41.2 percent compared to

40.0 percent for last year's third quarter.  The higher effective tax rate partially reflects the impact of a higher loss from the European RV operation, which carries no tax benefit, and higher state income tax accruals.



Current Year-To-Date Compared to Same Period Last Year


Earnings for the first nine months of fiscal 1996 were off 7 percent to

$64,111,000 or $1.38 per share compared to last year's record $68,741,000 or

$1.48 per share.  The earnings decline largely resulted from lower RV sales and profits, as discussed previously, which more than offset record earnings from the Company's housing group.  Fleetwood's European RV operation generated an operating loss for the nine months of $3.8 million which contributed to the unfavorable RV results.  Nine-month revenues declined 3 percent to $2.08 billion compared to the all-time high of $2.14 billion reached in the prior year.


For the nine months, Fleetwood's housing revenues increased to a record $1.08 billion, 5 percent ahead of last year's $1.03 billion.  This increase reflects the continuing growth in industry volume which has doubled in the last 4 years.  Industry shipments for calendar 1995 rose nearly 12 percent to

340,000 homes, the highest level in more than 20 years.  Fleetwood shipments for the nine-month period totaled 51,966 units, down slightly from 52,020 for last year's similar period.  Fleetwood's market share in calendar 1995 slipped to 20.1 percent from 21.6 percent in the prior year due to capacity constraints in some key market areas, notably the Southeast.  Housing group sales accounted for 52 percent of total Company revenues compared to 48 percent last year.


Fleetwood's RV group recorded revenues of $921.2 million, 11 percent behind last year's $1.04 billion.  The motor home group experienced a 17 percent sales decline to $486.7 million, while travel trailers posted revenues of

$328.5 million, 9 percent below the prior year.  Motor home shipments were off 22 percent to 9,277 and travel trailer units fell 10 percent to 24,693.

Folding trailer sales were up 12 percent to $63.5 million on a 14 percent rise in shipments of 15,376 units.  Fleetwood's European RV sales were $42.5 million, 14 percent ahead of last year's similar period.  Recreational vehicle sales were 44 percent of total Company revenues, down from 49 percent last year.


Manufacturing gross profit improved as a percentage of sales from 18.4 percent to 18.7 percent, reflecting continuing improvement in the housing group for reasons previously discussed.  Margins in the RV group continued

lower and partially offset the improvements in manufactured housing.


Net finance revenues of $20.8 million represented an 8 percent increase over last year's similar period.  Finance interest income increased 11 percent while interest expense rose 15 percent as the spread between borrowing and lending rates continued to narrow.


Operating expenses of $302.9 million were up 2 percent from last year's similar period, and also rose as a percentage of revenues from 13.9 percent to 14.6 percent.  Selling expenses climbed 8 percent to $140.6 million, as higher product warranty and service costs more than offset reductions in other selling expenses.  As a percentage of sales, selling expenses were up from 6.1 percent to 6.8 percent.  General and administrative expenses declined 2 percent to $162.4 million, but were unchanged as a percentage of sales at 7.8 percent.  The reduced costs were primarily due to lower management incentive compensation reflecting the decline in profits.


Non-operating income included $10.2 million of investment income compared to

$8.4 million for the same period last year, an increase of 22 percent.  This reflects larger invested balances as well a higher yields.


The combined Federal and state income tax rate rose to 40.9 percent compared to last year's 40.6 percent for the reasons mentioned previously.


Liquidity and Capital Resources


The Company generally relies upon internally generated cash flows to fund capital expenditures and to satisfy working capital needs for its manufacturing operations.  Positive cash flows from the first nine months'

operations resulted in cash and investments increasing $70.9 million to

$269.1 million at the end of January.


Cash outflows in the first nine months of fiscal 1996 included capital expenditures of $23.7 million, most of which was related to continuing capacity expansion in the Company's housing group.  The quarterly shareholder dividend was increased from a per share rate of 14 cents to 15 cents in June

1995 which increased the aggregate dividend payments to $20.7 million for the first nine months of fiscal 1996.


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


The finance subsidiary uses the commercial paper market and long-term debt to fund both its wholesale receivables, which are prime rate based, and its fixed-rate retail installment sales contract receivables prior to their sale in the asset-backed securities market.  To protect the value of the retail installment sale contract portfolio from unfavorable changes in interest rates, the finance subsidiary sometimes enters into interest rate exchange agreements or other interest rate hedging transactions during the period between origination of the receivables and their sale in the asset-backed securities market.  During the July quarter, a hedging arrangement was in effect in the form of a forward sale agreement of U.S. Treasury securities.

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

January 28, 1996, these facilities totaled $350 million, none of which is being used.


                      PART II         OTHER  INFORMATION



Positive Divestiture of Finance Subsidiary


On January 30, 1996, the Company announced that it is exploring the possible divestiture of Fleetwood Credit Corp. (FCC), its wholly owned RV finance subsidiary.  The Company believes that this is an appropriate time to consider the possible transfer of ownership of FCC to a larger financial institution with a long-term commitment to the lending business that can better facilitate FCC's continued growth.  At the same time, this would allow

Fleetwood to redeploy some of its capital to create greater value for its shareholders.  During Fleetwood's latest fiscal year which ended April 30,

1995, the finance company contributed revenues of $47.8 million and operating income of $14.7 million.  For the nine months ended January 28, 1996,

Fleetwood Credit generated revenues of $38.6 million and pre-tax operating earnings of $11.7 million.  These revenues and profits were derived almost exclusively from the financing of Fleetwood recreational vehicles.  At

January 28, 1996, the finance company had total assets of approximately $527 million, excluding retail receivables sold to investors which the Company continues to service.






                                  SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          FLEETWOOD ENTERPRISES, INC.




                                          ______________________________

                                          Paul M. Bingham

                                          Financial Vice President

                                          and Chief Financial Officer

March  5, 1996


                          FLEETWOOD ENTERPRISES, INC.

                      CONSOLIDATED FINANCIAL INFORMATION

                            FINANCIAL DATA SCHEDULE



[SROS]        NYSE

[SROS]        PSE