Form 10-K405
period 1996-04-28
FLEETWOOD ENTERPRISES INC/DE/
filed 1996-07-09
CIK 314132

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-K

(MARK ONE)       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
   /X/            OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE
                                   REQUIRED)
                    For the fiscal year ended April 28, 1996

                                       OR
   / /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE
                                   REQUIRED)
                       For the transition period from to

                         COMMISSION FILE NUMBER 1-7699

                          FLEETWOOD ENTERPRISES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     DELAWARE                             95-1948322
         (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
          INCORPORATION OR ORGANIZATION)             IDENTIFICATION NO.)
     3125 MYERS STREET, RIVERSIDE, CALIFORNIA             92503-5527
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)             (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (909) 351-3500

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                              NAME OF EACH EXCHANGE ON
           TITLE OF EACH CLASS                    WHICH REGISTERED
     --------------------------------     ---------------------------------
     COMMON STOCK, $1 PAR VALUE           NEW YORK STOCK EXCHANGE, INC.
                                          PACIFIC STOCK EXCHANGE, INC.

     PREFERRED SHARE PURCHASE RIGHTS      NEW YORK STOCK EXCHANGE, INC.
                                          PACIFIC STOCK EXCHANGE, INC.

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      NONE
                                (TITLE OF CLASS)

    INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
                           Yes __x__         No _____

    AGGREGATE MARKET VALUE OF COMMON STOCK HELD BY NON-AFFILIATES ON JUNE 25, 1996: $1,147,759,000 (37,174,395 SHARES AT CLOSING PRICE ON NEW YORK STOCK EXCHANGE OF $30.875). FOR THIS PURPOSE ALL SHARES HELD BY OFFICERS AND DIRECTORS ARE CONSIDERED TO BE HELD BY AFFILIATES, BUT NEITHER THE REGISTRANT NOR SUCH PERSONS CONCEDE THAT THEY ARE AFFILIATES OF THE REGISTRANT.

          COMMON STOCK OUTSTANDING ON JUNE 25, 1996: 45,659,442 SHARES

                      DOCUMENTS INCORPORATED BY REFERENCE:

     THE COMPANY'S PROXY STATEMENT WITH RESPECT TO ITS 1996 ANNUAL MEETING.

                          FLEETWOOD ENTERPRISES, INC.
                                     PART I

ITEM 1.  BUSINESS
GENERAL

    Fleetwood Enterprises, Inc. is the nation's largest producer of manufactured housing and recreational vehicles (motor homes, travel trailers, folding trailers and slide-in truck campers). The Company's principal manufacturing activities are primarily conducted in 18 states within the U.S., and to a much lesser extent in Canada. In addition, the Company operates three supply companies which produce components for the primary manufacturing operations, while also generating outside sales. Fleetwood Credit Corp. (FCC), the Company's wholly owned RV finance subsidiary, was sold subsequent to year end. Finance revenues from FCC have been excluded from fiscal 1996 and prior years' revenues, and results of operations have been classified as discontinued operations.

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

                                                YEARS ENDED APRIL
                                -------------------------------------------------
                                   1996      %      1995      %      1994      %
                                ----------  ---  ----------  ---  ----------  ---
                                             (DOLLARS IN THOUSANDS)
Manufactured housing..........  $1,443,016   51% $1,370,293   49% $1,054,267   45%
                                ----------  ---  ----------  ---  ----------  ---
Recreational vehicles:
    North American sales--
        Motor homes...........     720,186   26     759,792   27     706,105   30
        Travel trailers.......     458,159   16     493,432   17     433,441   19
        Folding trailers......      87,208    3      82,207    3      72,671    3
    European sales............      51,941    2      52,488    2      29,199    1
                                ----------  ---  ----------  ---  ----------  ---
                                 1,317,494   47   1,387,919   49   1,241,416   53
                                ----------  ---  ----------  ---  ----------  ---
Supply operations.............      48,767    2      49,650    2      36,501    2
                                ----------  ---  ----------  ---  ----------  ---
                                $2,809,277  100% $2,807,862  100% $2,332,184  100%
                                ----------  ---  ----------  ---  ----------  ---
                                ----------  ---  ----------  ---  ----------  ---

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

    Fleetwood's housing products are sold under various trade names with models available in a variety of floorplans ranging in size from 650 to 2,560 square feet. A typical manufactured home includes a living room, dining area, kitchen, one or two bathrooms, and usually two or more bedrooms. Substantially all of the Company's homes are equipped with carpeting, major appliances, drapes and forced air furnaces, and may include furniture, all of which are included in the base price. Optional features available include upgraded furniture packages, air conditioning, automatic dishwashers and washers and dryers. Retail prices of the Company's manufactured homes range from approximately $11,000 up to about $120,000, although most are designed to sell for under $25,000.

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

RECREATIONAL VEHICLES

  MOTOR HOMES:

    Fleetwood is the largest producer of motor homes in the United States, manufacturing products under the brand names Bounder, Southwind, Pace Arrow, Flair, Southwind Storm, Discovery, American Eagle, American Dream, American Tradition, Tioga and Jamboree.

    Motor homes are self-propelled vehicles which are primarily utilized for vacations, camping trips and other leisure activities. A motor home is a bus-like unit built directly on a purchased automotive chassis. The interior typically includes the driver area, kitchen, bathroom, dining and sleeping areas. The Company's Bounder, Southwind, Pace Arrow, Flair, Southwind Storm, Discovery, American Eagle, American Dream and American Tradition lines are conventional (Type A) motor homes which are fully self-contained, having sleeping accommodations for four to eight people and such optional features as air conditioning, auxiliary power generator and stereo radio. These units are available in a variety of models ranging in length from 22' to 40'. Tioga and Jamboree are more compact (Type C) motor homes built on cut-away van chassis with basically the same features and options as full-size conventional models. Type C units are available in various models ranging in length from 19' to 31'.

    On May 23, 1996, the Company sold its interest in its European subsidiary, Niesmann and Bischoff, a motor home manufacturer located in Koblenz, Germany. The Company had acquired a majority interest in this subsidiary in September 1992. The European operation had significant operating losses over the last 3 1/2 years despite management's actions to broaden the product offering and improve operating efficiencies. The divestiture resulted in a loss on disposition of $28 million, before income tax benefits, and had an impact on net earnings of $14 million or 30 cents per share, all of which was recognized in the fourth quarter of fiscal 1996.

  TRAVEL TRAILERS:

    Fleetwood is the largest manufacturer of travel trailers in the United States, marketing products under the brand names Prowler, Terry, Wilderness, Mallard, Savanna, Avion, Westport and Euroway.

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

    Most conventional travel trailers produced by Fleetwood are in 8' widths and vary in length from 17' to 39' (including trailer hitch). The Avion, Westport and Euroway products are slightly larger than the standard 8' width. The Company also produces fifth-wheel trailers which are designed to be towed exclusively by pickup trucks. Slide-in truck campers under the Caribou, Elkhorn and Angler brand names are manufactured in one of the Company's travel trailer factories. These units are similar in use and features to travel trailers, but are designed to fit in the bed of a pickup truck.

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

    During fiscal 1990, the Company purchased a 75 acre land parcel located in Southern California, and was planning to develop the parcel as a site-built housing tract. Preliminary work has been done with respect to planning and approvals, but the Company has decided not to continue with the project. In fiscal year 1996, the value of the land was written down by $4.1 million to $2.8 million, which approximates the market value of the property.

DISCONTINUED OPERATIONS

    On May 24, 1996, the Company completed the sale of its wholly owned RV finance subsidiary, Fleetwood Credit Corp., to Associates First Capital Corporation. The sale was a cash transaction for $156.6 million, resulting in a net gain of approximately $55 million which will be recognized in the first quarter of fiscal 1997. In connection with the sale, a long-term operating agreement was signed to assure continuing cooperation between the Company and Associates.

    FCC commenced lending operations in fiscal 1987 and has become one of the largest companies in the RV finance business. At the end of fiscal 1996, FCC had total assets of approximately $435 million and was managing about $1.1 billion in finance receivables. For fiscal 1996, FCC generated revenues of $52.2 million and net income of $9.7 million.

    The decision to sell this business segment was made in recognition of changes which have occurred in the RV finance business in recent years from a competitive standpoint. It was also the Company's belief that its capital can be employed elsewhere to generate better shareholder returns. See Notes 1 and 4 of the Notes to Consolidated Financial Statements in Part II of this Form 10-K for further information.

SALES AND DISTRIBUTION

    Fleetwood's policy is to produce manufactured housing only against orders received from dealers, and the Company does not generally maintain an inventory of finished homes. Recreational vehicles are sometimes built for inventory, particularly during the winter months in anticipation of heavier spring demand. The Company sells its recreational vehicles and manufactured housing to independent dealers operating from approximately 2,700 locations in 49 states and Canada. Historically, the Company has sold its products through many independent dealers, none of which individually accounted for a material part of the Company's total sales. Large chain dealerships have in recent years become more important distributors of the Company's manufactured housing products. However, no single dealer accounted for as much as 4 percent of Fleetwood's total sales during the most recent fiscal year. In the past, the Company has not had many exclusive dealership arrangements and most dealers sell competitive lines; however, the Company is currently encouraging a trend toward more exclusive dealership arrangements.

    Fleetwood provides most purchasers of its recreational vehicles and manufactured housing with a one-year warranty against defects in materials and workmanship, excluding only certain specific components which are separately warranted by the suppliers. With respect to manufactured homes, the Company provides a five-year warranty on structural, plumbing and electrical system failures for homes produced after March 15, 1993. In the case of motor homes, the warranty period is one year or until a unit has been driven 15,000 miles, whichever occurs first, except for structural items which are covered under a limited warranty for three years. The extended structural warranty applies to motor homes beginning with model year 1995. Annual expenses under such warranties were approximately $102.4 million in 1996 and $83.6 million in 1995.

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

    Sales of recreational vehicles and manufactured housing are generally made to dealers either on a C.O.D. basis or under commitments by financial institutions which have agreed to finance dealer purchases. From time to time, the Company provides financing support programs exclusively for Fleetwood products. One such program with Fleetwood Credit Corp. (FCC) provides floor plan financing to Fleetwood recreational vehicle dealers at interest rates slightly below market, with the Company subsidizing the interest cost. The Company will continue this subsidy to FCC on a more limited basis during the next two fiscal years. A similar program exists with another outside lending institution. Under these arrangements, the interest rate to the dealer varies depending on market rates and the extent to which the Company subsidizes the programs. With financing sources more readily available to wholesale and retail buyers, the Company participation in subsidizing financing support programs has decreased in recent years. The aggregate cost of wholesale finance subsidies was $7.0 million in 1996 and $8.4 million in 1995.

    In fiscal 1992, the Company formed an alliance with Associates, a unit of Ford Motor Company, for the purpose of establishing wholesale and retail financing programs exclusively for Fleetwood manufactured housing retailers. One such program provides retail financing to buyers of Fleetwood homes at below-market interest rates, with the Company compensating the lender for the difference between actual and market interest rates. The cost of this program was $1.0 million in 1996 and $1.1 million in 1995. Currently, about 700 retailer locations participate in this program representing about 25 percent of the Company's housing volume.

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

IDLE FACILITIES

    Idle facilities include closed plants and certain other properties which are not in current use by the Company. There were four idle plants at the end of both 1996 and 1995. One plant was activated during fiscal 1996, another was leased to a third party and two others became idle.

    There are no immediate plans to reopen any of the closed plants. The idle facilities consist solely of land and multi-purpose buildings with nominal carrying costs. The book value of idle facilities was $5.5 million at April 28, 1996 and $6.7 million at April 30, 1995, net of accumulated depreciation of $3.7 million and $3.1 million, respectively. In the opinion of management, the carrying values of idle facilities are not in excess of realizable value. The Company has generally been successful in disposing of idle facilities at prices that exceed carrying values. See Note 5 of the Notes to Consolidated Financial Statements in Part II of this Form 10-K for further information.

ENGINEERING AND PRODUCT DEVELOPMENT

    The Company is continually engaged in the development of new designs and production techniques for Fleetwood products and in testing construction materials. Amounts spent on these activities were $19.2 million in 1996 and $17.5 million in 1995.

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

    The Company is subject to provisions of the Housing and Community Development Act of 1974, under which HUD establishes construction and safety standards for manufactured homes, and also may require manufactured housing producers to send notifications to customers of noncompliances with standards or to repair manufactured homes which contain certain hazards or defects. The Company is also subject to the National Traffic and Motor Vehicle Safety Act under which the Department of Transportation may require manufacturers to recall recreational vehicles which contain safety-related defects. Fleetwood has periodically determined on its own initiative to recall and repair certain units and, on occasion, has had disputes with such Departments over allegations that its products fail to comply with Federal standards. The costs associated with such notification or recall campaigns were not significant in the past.

    In 1985, HUD adopted product standards regulating formaldehyde emissions from particleboard and plywood used in manufactured homes and required an air quality notice regarding formaldehyde to be placed prominently in all manufactured homes. HUD's regulations are intended to preempt state and local formaldehyde standards and notice requirements with respect to manufactured home purchasers.

COMPETITION AND BUSINESS RISKS

    Recreational vehicles produced by Fleetwood are intended for use on public highways, and gasoline is required for the operation of motor homes and most vehicles used to tow travel trailers and folding trailers. Shortages and significant increases in the price of gasoline have had a substantial adverse effect on the market for these products twice in the past and could again adversely affect demand in the future. The substantial contraction of industry and Fleetwood RV sales during fiscal 1980, 1981 and 1991, and the subsequent improvements in sales as energy concerns abated, are indicative of the sensitivity of the RV business to energy developments.

    The recreational vehicle and manufactured housing businesses are heavily dependent on the availability and terms of financing for dealer and retail purchases. Consequently, increases in interest rates and the tightening of credit through governmental actions or other means have adversely affected the Company's business in the past and are likely to do so in the future.

    Some components of recreational vehicles and manufactured homes are produced by only a small group of reputable suppliers which have the capacity to supply large quantities on a national basis. This is especially true in the case of motor home chassis where Ford Motor Company and General Motors Corporation are the dominant suppliers. Shortages, production delays or work stoppages by the employees of such suppliers could have a substantial adverse impact on the Company's business. This is particularly significant in the current year in which automotive labor negotiations will take place, and a strike is a distinct possibility.

    The businesses of producing and selling manufactured housing and recreational vehicles are highly competitive as to price, design, quality and service. There is competition from many other manufacturers, some of which, though smaller than the Company, focus on specific product lines or geographic areas and provide significant competition.

    Any limitation on the growth of the number of spaces for manufactured homes due to any cause, including local ordinances, which affects the operation of manufactured housing communities, could adversely affect Fleetwood's housing business. Manufactured housing communities and individual home placements are subject to local zoning ordinances and other local regulations relating to utility service and construction of roadways. In the past, there has been resistance on the part of property owners to the adoption of zoning ordinances permitting the location of manufactured homes in residential areas, which is believed to have adversely affected the growth of the industry. However, in recent years, important strides have been made in the elimination of discriminatory zoning laws as more state and local authorities have recognized the importance of manufactured housing in the overall housing market.

EMPLOYEE RELATIONS

    As of April 28, 1996, the Company and its subsidiaries had approximately 18,000 employees. Most full-time employees are provided with paid annual vacations, group life insurance, medical and hospitalization benefits, a retirement plan and other fringe benefits. Approximately 600 of these employees hold management or supervisory positions and work pursuant to written contracts. Pursuant to these contracts, such employees may receive incentive compensation depending on the financial performance of the employer entity, which can represent a substantial part of their total compensation.

    As of April 28, 1996, collective bargaining agreements were in effect at two of Fleetwood's manufacturing locations covering a total of approximately 800 employees. Expiration dates for these agreements are in October 1996 and September 1997. Except for employees at these plants, no other Company employees are represented by a certified labor organization.

ITEM 2. PROPERTIES

    The Company owns its executive offices which are located at 3125 Myers Street in Riverside, California. The administrative offices, which occupy
173,500 square feet, are situated on Company-owned parcels of land totaling approximately 18.1 acres. The following table describes additional property and buildings owned or leased by the Company and its subsidiaries which are utilized for manufacturing, research and development, and administrative purposes as of April 28, 1996.

                                                  APPROXIMATE    APPROXIMATE
FACILITY AND LOCATION                               ACREAGE     SQUARE FOOTAGE
- ------------------------------------------------  -----------   --------------
Plants Producing Manufactured Housing:
        Hamilton, Alabama.......................     10.2          128,500
        Glendale, Arizona.......................     41.5          120,400
        Riverside, California...................     18.8           97,600
        Woodland, California....................     15.8          111,500
        Auburndale, Florida.....................     13.7           97,200
        Plant City, Florida.....................     11.5           85,800
        Alma, Georgia...........................     43.6          221,700

                                                  APPROXIMATE    APPROXIMATE
FACILITY AND LOCATION                               ACREAGE     SQUARE FOOTAGE
- ------------------------------------------------  -----------   --------------
        Broxton, Georgia........................     20.0           98,700
        Douglas, Georgia........................     25.7          273,600
        Douglas, Georgia........................     20.7          134,100
        Fitzgerald, Georgia.....................     18.6          120,900
        Pearson, Georgia........................     13.3          133,200
        Pearson, Georgia........................     16.2           98,600
        Nampa, Idaho............................     19.8          153,500
        Nampa, Idaho............................     11.4           75,700
        Garrett, Indiana........................     22.1          120,800
        Garrett, Indiana........................     20.4          104,500
        Lexington, Mississippi..................     51.6          261,400
        Lumberton, North Carolina...............     52.0          115,100
        Mooresville, North Carolina.............     21.8          119,300
        Pembroke, North Carolina................     32.4          208,900
        Roxboro, North Carolina.................     20.0           94,700
        Woodburn, Oregon........................     22.4          197,300
        Woodburn, Oregon........................     28.9           56,500
        Elizabethtown, Pennsylvania.............     17.5          101,000
        Elizabethtown, Pennsylvania.............     19.7          112,400
        Gallatin, Tennessee.....................     18.2          183,800
        Westmoreland, Tennessee.................     38.6          143,900
        Westmoreland, Tennessee.................     20.6          114,800
        Belton, Texas...........................     53.1          134,600
        Waco, Texas.............................     18.1          117,000
        Waco, Texas.............................      8.6           78,700
        Waco, Texas.............................     19.4           97,200
        Waco, Texas.............................     13.0          114,600
        Wichita Falls, Texas....................     31.5          113,000
        Rocky Mount, Virginia...................     13.8           83,400
        Woodland, Washington....................     18.0          156,500
Plants Producing Recreational Vehicles:
    Motor Homes:
        Chico, California.......................     28.6          153,300
        Riverside, California...................     36.8          326,700
        Decatur, Indiana........................     90.0          327,900
        Decatur, Indiana........................     29.3          179,300
        Paxinos, Pennsylvania...................     71.6          222,400
    Motor Home Service Facilities:
        Riverside, California...................      9.5           60,600
        Decatur, Indiana........................     34.8          176,600
        Paxinos, Pennsylvania(1)................      7.1           39,600
    Travel Trailers:
        Rialto, California(2)...................     18.8          115,700
        Riverside, California(3)................     18.5          100,100
        Crawfordsville, Indiana.................     15.0          131,500
        Hancock, Maryland.......................     20.5          102,900
        Omaha, Nebraska.........................     22.3          158,800
        Edgerton, Ohio..........................     16.6           92,700
        LaGrande, Oregon........................     32.0           98,000
        Pendleton, Oregon.......................     20.8          198,700
        Longview, Texas.........................     42.8          157,700
        Winchester, Virginia....................     20.6          122,700

                                                  APPROXIMATE    APPROXIMATE
FACILITY AND LOCATION                               ACREAGE     SQUARE FOOTAGE
- ------------------------------------------------  -----------   --------------
        Lindsay, Ontario, Canada................      9.2          140,800
    Folding Trailers:
        Somerset, Pennsylvania..................     42.6          392,500
Plants Producing Components:
        Fontana, California.....................     11.9           83,000
        Riverside, California...................     10.0          111,000
        Hauser Lake, Idaho......................     28.0           81,000
        Decatur, Indiana........................     32.1          216,500
Division Offices and Research and Development
  Facilities:
        Riverside, California...................     21.9          234,300

    The following Company-owned manufacturing facilities were not in operation as of April 28, 1996.

                                                  APPROXIMATE    APPROXIMATE
FACILITY AND LOCATION                               ACREAGE     SQUARE FOOTAGE
- ------------------------------------------------  -----------   --------------
Haines City, Florida............................     13.6           89,800
Williamsport, Maryland..........................     45.1           71,600
Benton Harbor, Michigan.........................     44.1          104,700
Lindsay, Ontario, Canada........................     20.0           72,000

- ---------
(1) Service facility deactivated subsequent to year end.
(2) Includes 4.0 acres and 27,100 square foot building leased from unaffiliated outside party.
(3) Includes 1.0 acre and 31,700 square foot building leased from unaffiliated third party.

ITEM 3. LEGAL PROCEEDINGS

    The Company is involved in various legal proceedings, most of which are routine litigation incident to its business, and some of which are covered in whole or in part by insurance. In the opinion of management, none of the uninsured cases involve realistic claims which are material in amount.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the shareholders of the Company during the fourth quarter of fiscal year 1996.

EXECUTIVE OFFICERS OF THE COMPANY

      NAME                                 TITLE                            AGE
- --------------------------------------------------------------------------  ---
John C. Crean    Chairman of the Board and Chief Executive Officer          71
Glenn F. Kummer  President and Chief Operating Officer                      62
Jon A. Nord      Senior Vice President-Housing Group                        56
Elden L. Smith   Senior Vice President-Recreational Vehicle Group           56
Paul M. Bingham  Financial Vice President, Assistant Secretary and Chief
                 Financial Officer                                          54
William H. Lear  Vice President-General Counsel and Secretary               56
Larry J. Hughes  Vice President-Travel Trailers                             52
Richard E. Parks Vice President-Motor Homes                                 49
Larry L. Mace    Vice President-Supply Subsidiaries                         53
Robert W. Graham Vice President-Administration and Human Resources          59
Jerry L. Hewitt  Vice President-Quality                                     52
Nelson W. Potter Vice President-Planning and Corporate Development          53
Lyle N. Larkin   Treasurer and Assistant Secretary                          51

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

                                                                      DIVIDENDS
     QUARTER                                     HIGH        LOW        PAID
- ---------------------------------------------   -------    -------    --------
Fiscal 1996
    First....................................   $22 3/4    $18 1/8     $.14
    Second...................................    21 3/8     19 1/8      .15
    Third....................................    27 5/8     20 1/2      .15
    Fourth...................................    29         23 1/8      .15
Fiscal 1995
    First....................................   $23 7/8    $19 1/8     $.125
    Second...................................    27 1/4     21 1/2      .14
    Third....................................    23 1/8     17 3/4      .14
    Fourth...................................    24 1/8     18          .14

    On April 28, 1996, there were approximately 1,800 shareholders of record of the Company's Common stock.

    The Company's policy is to consider dividend payments in the context of the overall financial strength of the Company and earnings performance over an extended period of time.During fiscal 1996, the Company declared quarterly dividends of 15 cents per share. Subsequent to year end, the Company announced an increase in the quarterly cash dividend from 15 cents to 16 cents per share. The first dividend at the new rate was declared by the Board of Directors on June 11, 1996, and is payable to shareholders on August 14, 1996.

ITEM 6. SELECTED FINANCIAL DATA

                  FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA
                               YEARS ENDED APRIL

                                                                           1996        1995        1994        1993        1992
                                                                        ----------  ----------  ----------  ----------  ----------
                                                                               (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
Manufacturing revenues................................................  $2,809,277  $2,807,862  $2,332,184  $1,907,899  $1,558,057
Income from continuing operations.....................................      69,901      75,998      58,553      50,373      35,408
Income from discontinued operations...................................       9,708       8,635       7,375       6,197       4,816
Net income............................................................      79,609      84,633      65,928      56,570      40,224
Net income per Common and equivalent share:
    Continuing operations.............................................        1.50        1.63        1.27        1.10         .78
    Discontinued operations...........................................         .21         .19         .16         .13         .10
    Total.............................................................        1.71        1.82        1.43        1.23         .88
Total assets..........................................................   1,108,932     940,374     845,219     745,221     666,929
Long-term debt........................................................      80,000          --          --          --          --
Cash dividends declared per Common share..............................         .60         .56         .50         .47         .44

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
1996 COMPARED TO 1995:

    Net income for fiscal year 1996 was $79,609,000 or $1.71 per share compared to $84,633,000 or $1.82 per share in the prior year. Earnings were negatively impacted by special non-recurring charges related to the divestiture of the Company's German RV operation and the revaluation of an investment in Southern California real estate. The German operation was sold in May 1996, but the loss on disposition was recognized in the fourth quarter of fiscal 1996. The special charges, which totaled $16.4 million or 35 cents per share after taxes, prevented the Company from reaching record earnings in 1996. Revenues for the year were $2.81 billion, virtually identical to the amount recorded last year. As explained in Notes 1 and 4 of the Notes to Consolidated Financial Statements, the revenues and expenses of Fleetwood Credit Corp., the Company's finance subsidiary sold subsequent to year end, have been classified as discontinued operations for all years presented.

    Excluding special charges, fourth quarter earnings in 1996 were vastly improved over the prior year. Operating income from continuing operations jumped 89 percent primarily due to an upturn in motor home sales and continuing growth in manufactured housing profits.

    Fiscal 1996 revenues and earnings were mainly driven by favorable results from the Company's housing group which posted record sales and profits. Manufactured housing revenues totaled $1.44 billion for the year, 5 percent ahead of last year's $1.37 billion. Shipments of 68,990 homes were only slightly ahead of the prior year despite fairly robust growth for the industry as a whole. Capacity constraints in some key market areas led to a decline in market share for the Company. Housing group sales accounted for 51 percent of total Company revenues compared to 49 percent last year.

    Recreational vehicle revenues in fiscal 1996 did not keep pace with last year's record $1.39 billion, falling 5 percent to $1.32 billion. However, a strong recovery in motor home sales late in the year boosted RV revenues 14 percent in the fourth quarter. RV operating profits in fiscal 1996 were well below the prior year mainly as a result of reduced revenues during the first three quarters of the year. RV revenues included $720 million for domestic motor home sales, off 5 percent from the prior year as shipments fell 13 percent to 13,412 units. Travel trailer revenues, which also include slide-in truck camper sales, were also behind the prior year, easing 7 percent to $458 million on an 8 percent decline in shipments to 34,315 units. By contrast, the folding trailer division posted record sales of $87 million, 6 percent ahead of last year. Folding trailer shipments were up 4 percent to 20,407 units. The European operation recorded annual revenues of $52 million which was off 1 percent. Recreational vehicle sales were 47 percent of total Company revenues, down from 49 percent last year.

    Manufacturing gross profit increased as a percentage of sales from 18.5 percent to 19.0 percent with improved housing margins more than offsetting lower RV profits. Selling price increases and lower lumber costs led to the higher housing margins. Competitive pricing on travel trailer and folding trailer products pressured RV margins to levels below those achieved in the prior year. See Note 15 of the Notes to Consolidated Financial Statements for further information on operating profit by industry segment.

    Operating expenses rose less than 1 percent to $401.2 million, and also increased as a percentage of sales from 14.2 percent to 14.3 percent. Selling expenses climbed 6 percent to $192.0 million as higher product warranty and customer service costs more than offset otherwise lower selling expenses. As a percentage of sales, selling expenses rose from 6.4 percent to 6.8 percent. General and administrative expenses dropped 4 percent to $209.2 million and fell as a percentage of sales from 7.7 percent to 7.4 percent. Individual expense variations within this category were not significant.

    Non-operating items amounted to a loss of $20.5 million in 1996 compared to income of $5.2 million in the prior year. A $28.0 million loss on disposition of the German RV operation and a $4.1 million writedown on Southern California real estate more than offset the effect of higher investment income and lower interest expense. The rise in investment income primarily reflects higher invested balances.

    The combined Federal and state income tax rate was 37.4 percent, down from last year's 41.0 percent, reflecting cumulative tax benefits related to the German investment loss. See Note 8 of the Notes to Consolidated Financial Statements for a reconciliation of the provision for income taxes to the Federal statutory rate.

1995 COMPARED TO 1994:

    Net income climbed 28 percent in fiscal 1995 to a record $84,633,000 or $1.82 per share, up from $65,928,000 or $1.43 per share in 1994. Higher profits from manufacturing operations, particularly within the housing group, led to the improved results. Last year's earnings included a $1,500,000 charge (3 cents per share) for a change in accounting for income taxes. Revenues in fiscal 1995 reached an all-time high as all business segments experienced sales growth. Consolidated revenues increased 20 percent to $2.81 billion compared to $2.33 billion in the prior year.

    Although results for all of 1995 were well ahead of the prior year, fourth quarter earnings did not keep pace with the similar period last year. The positive sales and earnings momentum that characterized the first three quarters stalled in the final quarter primarily because of softening demand for motor homes, the most important segment of Fleetwood's recreational vehicle business.

    Overall revenue growth was mainly driven by higher manufactured housing sales which jumped 30 percent to a record $1.37 billion, up from $1.05 billion last year. Fleetwood's housing shipments increased 21 percent to 68,847 units. This was the result of industry growth along with higher market share for Fleetwood. For calendar year 1994, industry unit volume grew nearly 20 percent, but Fleetwood outpaced the industry with a 30 percent gain. This caused the Company's market share to increase from 19.9 percent in calendar 1993 to 21.6 percent in 1994. Housing group sales in fiscal 1995 represented 49 percent of total Company revenues, up from 45 percent in the prior year.

    Despite a slowdown in the fourth quarter, recreational vehicle revenues reached an all-time high of $1.39 billion, 12 percent ahead of last year's $1.24 billion. As a result of favorable RV market conditions throughout most of fiscal 1995, all of the Company's RV divisions posted sales gains. Domestic motor home sales were a record $760 million, up 8 percent for the year, despite the decline in the fourth quarter. Motor home unit volume rose 2 percent to 15,370 units. Revenues for the travel trailer division, which include slide-in truck camper sales, rose 14 percent to a record $493 million. Shipments were up 7 percent to 37,449 units. The Company's folding trailer division also posted record revenues, generating a 13 percent sales increase to $82 million on a 6 percent rise in unit volume to 19,571. European RV sales recovered nicely in fiscal 1995, rising 80 percent to $52 million. Overall, RV revenues in 1995 accounted for 49 percent of consolidated revenues compared to 53 percent last year.

    In 1994, the Department of Housing and Urban Development issued new regulations relating to the construction of manufactured housing so that homes are better able to withstand high winds and extreme temperatures. Houses manufactured after July 13, 1994 had to comply with construction and installation standards to withstand high winds in certain "hurricane zones" along the Atlantic and Gulf coasts, including all of Florida. New thermal standards, which principally relate to insulation ratings and the use of storm windows, applied to homes manufactured beginning October 26, 1994. The wind and thermal standards vary according to the geographic regions or zones where the houses are sold. The Company increased the base prices of its homes to cover the costs of complying with the new standards. With respect to the wind standard, the increase in the average retail price of homes resulting from such cost increases ranged from 7 to 15 percent, depending on the geographic region and whether a home is single-section or multi-section. The increase in the average retail price of homes resulting from the cost of compliance with the thermal standard generally ranged from 7 to 8 percent. The cost increases resulting from these new standards did not have a material effect on the Company's sales or gross profit margins.

    Primarily as a result of higher housing margins, manufacturing gross profit improved to 18.5 percent of sales, up from 18.3 percent in the prior year. See
Note 15 of the Notes to Consolidated Financial Statements for further information on operating profit by industry segment.

    Operating expenses rose 19 percent to $397.8 million, but declined as a percentage of sales from 14.4 percent to 14.2 percent. The dollar increase mainly resulted from a sharp rise in selling costs which increased 38 percent to $181.0 million. This was largely caused by higher costs for product warranties and customer service, along with increases for RV marketing and sales promotion expenses, product financing costs and sales commissions. Selling expenses rose as a percentage of sales from 5.6 percent to 6.4 percent. General and administrative expenses did not rise at the same rate as sales and, as a result, declined from 8.7 percent of revenues to 7.7 percent. These costs rose a moderate 7 percent to $216.8 million largely due to higher employee compensation and benefit costs, much of which was related to plant expansion.

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

LIQUIDITY AND CAPITAL RESOURCES:

    The Company generally relies upon internally generated cash flows to satisfy working capital needs and to fund capital expenditures. Positive cash flows were generated from internal sources in 1996 and 1995 to support manufacturing operations and to fund capital expenditures and shareholder dividends. Cash flow from operations increased to $183.1 million in 1996, up from $103.4 million in the prior year, largely as a result of a reduction in working capital used in the recreational vehicle business. The Company maintained a strong cash position in both years, with cash and investments totaling $287.9 million at the end of 1996 compared to $102.9 million in 1995. Cash equivalents received a boost near the end of 1996 when the Company assumed $80 million in long-term debt from its finance subsidiary and received a corresponding cash payment in return.

    Cash outflows in 1996 included capital expenditures of $32.9 million and dividends to shareholders of $27.6 million. In the prior year, major cash outlays included $67.9 million in capital expenditures and $25.8 million in shareholder dividends.

    Capital expenditures in 1996 and 1995 included the addition of new manufactured housing plants and the normal replacement of machinery and equipment. During 1996, a new manufactured housing plant was added and another was substantially completed that will come onstream in fiscal 1997. Improvements were also made at several existing plant locations. During 1995, 4 housing factories and a new motor home service facility were added.

    Capital expenditures in fiscal 1997 are currently estimated to be in the range of $50 to $60 million. It is anticipated that plant additions will include 7 new manufactured housing facilities that will be satellite operations located near existing Fleetwood manufacturing centers. In addition, plant modifications are expected at several existing locations, along with the normal replacement of machinery and equipment. It is anticipated that existing financial resources and cash generated from operations will be adequate to fund these expenditures.

    On May 30, 1996, the Company announced that it would conduct a Dutch Auction tender offer to purchase up to 11.4 million shares, or approximately 25 percent of its outstanding Common stock. The tender offer commenced on May 31 and is scheduled to expire on June 27, 1996. The Company believes that the purchase of shares represents an attractive investment that will enhance shareholder value. The price range for the Dutch Auction as specified by the Company is from $27 to $31 per share. If the Company is successful in acquiring all of the 11.4 million shares, the cost of the tender offer could exceed $350 million. With the $156.6 million in proceeds from the sale of Fleetwood Credit Corp., the $80 million in cash received from the finance subsidiary in return for assumption of long-term debt and other available cash, the Company is in a position to fund the tender offer without additional debt financing.

    During the seasonally slow winter months (typically November through February), the Company has historically built inventories of recreational vehicles in order to meet the peak demand for these products in the spring. This is usually accomplished without the use of debt financing; however, there have been occasions when the Company has required the use of bank credit lines. This situation occurred in the third quarter of fiscal 1995 which required the Company to use uncommitted bank credit lines. During the month of January, the Company borrowed $1.5 million for a one-week period to meet working capital needs. All borrowings were paid off prior to the end of the quarter. The Company has credit lines with its principal bank and another bank which are currently being used only to support letters of credit. For fiscal year 1997 and beyond, it is anticipated that adequate working capital to finance the Company's manufacturing operations will be provided from internally generated funds, notwithstanding the completion of the self-tender mentioned previously.

    In March 1995, the Financial Accounting Standards Board (FASB) issued statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This statement, which must be adopted by the Company in fiscal 1997, requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss must be recognized if the expected future cash flows from the use of an asset are less than the carrying value. In October
1995, the FASB issued statement No. 123, "Accounting for Stock-Based Compensation," which establishes financial accounting and reporting standards for stock-based compensation plans, such as stock option plans. This standard, which the Company must also adopt in fiscal 1997, requires that the Company measure the compensation cost of stock option awards at the time of grant and either include the compensation cost as a component of income or disclose such cost in the Notes to Financial Statements. Currently, the Company believes that the adoption of these two new standards will not have a material impact on its consolidated financial condition.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Fleetwood Enterprises, Inc.:

    We have audited the accompanying consolidated balance sheets of FLEETWOOD ENTERPRISES, INC., (a Delaware Corporation) and subsidiaries as of April 28, 1996 and April 30, 1995, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended April 28, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fleetwood Enterprises, Inc. and subsidiaries as of April 28, 1996 and April 30, 1995, and the results of their operations and their cash flows for each of the three years in the period ended April 28, 1996 in conformity with generally accepted accounting principles.

    As explained in Note 3 to the financial statements, effective April 25, 1994, the Company adopted Statement of Financial Accounting Standards No. 115. In addition, as explained in Note 8 to the financial statements, effective April 26, 1993, the Company adopted Statement of Financial Accounting Standards No. 109.

                                          ARTHUR ANDERSEN LLP

Orange County, California
June 25, 1996

                          FLEETWOOD ENTERPRISES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                 YEARS ENDED APRIL
                                                         ----------------------------------
                                                            1996        1995        1994
                                                         ----------  ----------  ----------
Sales..................................................  $2,809,277  $2,807,862  $2,332,184
Cost of products sold..................................   2,276,595   2,287,880   1,905,659
                                                         ----------  ----------  ----------
    Gross profit.......................................     532,682     519,982     426,525

Operating expenses.....................................     401,150     397,753     334,676
                                                         ----------  ----------  ----------
    Operating income...................................     131,532     122,229      91,849

OTHER INCOME (EXPENSE):
    Loss on disposition of European subsidiary.........     (28,000)         --          --
    Investment income..................................      14,032       9,966       9,890
    Interest expense...................................      (1,429)     (4,048)     (2,549)
    Other..............................................      (5,142)       (700)        326
                                                         ----------  ----------  ----------
                                                            (20,539)      5,218       7,667
                                                         ----------  ----------  ----------
Income from continuing operations before provision for
  income taxes, minority interest and cumulative effect
  of accounting change.................................     110,993     127,447      99,516

Provision for income taxes.............................     (41,543)    (52,254)    (40,717)

Minority interest in net loss of subsidiary............         451         805       1,254
                                                         ----------  ----------  ----------
Income from continuing operations before cumulative
  effect of accounting change..........................      69,901      75,998      60,053
Income from discontinued operations....................       9,708       8,635       7,375
                                                         ----------  ----------  ----------
Income before cumulative effect of accounting change...      79,609      84,633      67,428

Cumulative effect of change in accounting for income
  taxes................................................          --          --      (1,500)
                                                         ----------  ----------  ----------
        Net income.....................................  $   79,609  $   84,633  $   65,928
                                                         ----------  ----------  ----------
                                                         ----------  ----------  ----------
Net income per Common and equivalent share:
    Continuing operations..............................  $     1.50  $     1.63  $     1.30
    Discontinued operations............................         .21         .19         .16
    Cumulative effect of accounting change.............          --          --        (.03)
                                                         ----------  ----------  ----------
        Total..........................................  $     1.71  $     1.82  $     1.43
                                                         ----------  ----------  ----------
                                                         ----------  ----------  ----------
Dividends declared per share of Common stock
  outstanding..........................................  $      .60  $      .56  $      .50
                                                         ----------  ----------  ----------
                                                         ----------  ----------  ----------
Common and equivalent shares outstanding...............      46,469      46,531      46,207
                                                         ----------  ----------  ----------
                                                         ----------  ----------  ----------

        The accompanying notes are an integral part of these statements.

                          FLEETWOOD ENTERPRISES, INC.
                          CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)

                                                           APRIL 28,   APRIL 30,
                                                              1996        1995
                                                           ----------  ----------
                         ASSETS

Cash.....................................................  $   15,792  $    9,410
Investments..............................................     272,138      93,456
Receivables..............................................     173,380     152,210
Inventories:
    Raw materials........................................      94,302     133,379
    Work in process and finished products................      43,597      81,914
Net assets of discontinued operations....................      97,444      87,736
Property, plant and equipment............................     266,587     262,640
Deferred tax benefits....................................      65,224      60,848
Cash value of Company-owned life insurance...............      30,953       3,700
Other assets.............................................      49,515      55,081
                                                           ----------  ----------
                                                           $1,108,932  $  940,374
                                                           ----------  ----------
                                                           ----------  ----------
          LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable.........................................  $  104,850  $   96,428
Employee compensation and benefits.......................     109,552     101,570
Federal and state taxes on income........................     (16,850)    (12,905)
Insurance reserves.......................................      47,408      44,343
Long-term debt...........................................      80,000          --
Other liabilities........................................     134,835     102,795
                                                           ----------  ----------
                                                              459,795     332,231
                                                           ----------  ----------

Contingent liabilities

Shareholders' equity:
    Preferred stock, $1 par value, authorized 10,000,000
      shares, none outstanding...........................          --          --
    Common stock, $1 par value, authorized 75,000,000
      shares, outstanding 45,640,000 at April 28, 1996
      and 46,062,000 at April 30, 1995...................      45,640      46,062
    Capital surplus......................................      42,758      41,561
    Retained earnings....................................     561,500     519,941
    Foreign currency translation adjustment..............        (946)        229
    Investment securities valuation adjustment...........         185         350
                                                           ----------  ----------
                                                              649,137     608,143
                                                           ----------  ----------
                                                           $1,108,932  $  940,374
                                                           ----------  ----------
                                                           ----------  ----------

      The accompanying notes are an integral part of these balance sheets.

                          FLEETWOOD ENTERPRISES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                     YEARS ENDED APRIL
                                          ---------------------------------------
                                             1996          1995          1994
                                          -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income..........................  $    79,609   $    84,633   $    65,928
    Adjustments to reconcile net income
      to net cash provided by operating
      activities:
        Depreciation expense............       25,857        21,973        18,266
        Amortization of intangibles and
          goodwill......................        1,227         1,824         1,817
        Losses (gains) on sales of
          property, plant and
          equipment.....................        1,036           700          (326)
        Loss on disposition of European
          subsidiary....................       28,000            --            --
        Revaluation of real estate......        4,106            --            --
        Changes in assets and
          liabilities:
            (Increase) decrease in
              receivables...............      (21,170)        5,844       (21,929)
            (Increase) decrease in
              inventories...............       77,394       (31,639)      (28,914)
            Increase in deferred tax
              benefits..................       (4,376)       (3,886)       (6,507)
            Increase in cash value of
              Company-owned life
              insurance.................      (27,253)       (3,700)           --
            (Increase) decrease in other
              assets....................          271        (7,009)       (5,367)
            Increase in accounts
              payable...................        8,422        15,860        26,076
            Increase in other
              liabilities...............       11,142        16,991        30,045
        Foreign currency translation
          adjustment....................       (1,175)        1,794        (1,473)
                                          -----------   -----------   -----------
    Net cash provided by operating
      activities........................      183,090       103,385        77,616
                                          -----------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of investment securities:
        Held-to-maturity................   (4,148,530)   (2,761,052)   (3,710,964)
        Available-for-sale..............     (537,364)   (1,011,343)     (270,492)
    Proceeds from maturity of investment
      securities:
        Held-to-maturity................    4,131,823     2,764,061     3,706,631
        Available-for-sale..............      201,425       875,191       120,304
    Proceeds from sale of
      available-for-sale investment
      securities........................      173,799       131,242       167,517
    Purchases of property, plant and
      equipment.........................      (32,916)      (67,864)      (72,543)
    Proceeds from sales of property,
      plant and equipment...............        2,076         2,705         6,151
    Investment in land held for sale....          (38)          (68)          (66)
    Change in net assets of discontinued
      operation.........................       (9,708)       (8,635)       (7,375)
    Pooling of interest.................           --            --         2,006
                                          -----------   -----------   -----------
    Net cash used in investing
      activities........................     (219,433)      (75,763)      (58,831)
                                          -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Assumption of long-term debt........       80,000            --            --
    Dividends to shareholders...........      (27,551)      (25,778)      (22,878)
    Proceeds from exercise of stock
      options...........................        1,781           678           294
    Purchase of Common stock............      (11,505)           --            --
                                          -----------   -----------   -----------
    Net cash provided by (used in)
      financing activities..............       42,725       (25,100)      (22,584)
                                          -----------   -----------   -----------
Increase (decrease) in cash.............        6,382         2,522        (3,799)
Cash at beginning of year...............        9,410         6,888        10,687
                                          -----------   -----------   -----------
Cash at end of year.....................  $    15,792   $     9,410   $     6,888
                                          -----------   -----------   -----------
                                          -----------   -----------   -----------
Supplementary disclosures:
    Income taxes paid...................  $    51,670   $    69,062   $    53,595
    Interest paid.......................        1,222         2,381         1,736
                                          -----------   -----------   -----------
                                          -----------   -----------   -----------

        The accompanying notes are an integral part of these statements.

                          FLEETWOOD ENTERPRISES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                             (AMOUNTS IN THOUSANDS)

                                       COMMON STOCK                                FOREIGN    INVESTMENT
                                  ----------------------                          CURRENCY    SECURITIES       TOTAL
                                    NUMBER                 CAPITAL    RETAINED   TRANSLATION   VALUATION   SHAREHOLDERS'
                                   OF SHARES    AMOUNT     SURPLUS    EARNINGS   ADJUSTMENT   ADJUSTMENT      EQUITY
                                  -----------  ---------  ---------  ----------  -----------  -----------  -------------
BALANCE APRIL 25, 1993..........      45,667   $  45,667  $  40,983  $  416,031   $     (92)   $      --    $   502,589
ADD (DEDUCT)--
    Pooling of interest.........         312         312       (311)      2,005          --           --          2,006
    Net income..................          --          --         --      65,928          --           --         65,928
    Cash dividends declared on
      Common stock..............          --          --         --     (22,878)         --           --        (22,878)
    Stock options exercised
      (including related tax
      benefits).................          17          17        277          --          --           --            294
    Net adjustment from foreign
      currency translation......          --          --         --          --      (1,473)          --         (1,473)
                                  -----------  ---------  ---------  ----------  -----------  -----------  -------------
BALANCE APRIL 24, 1994..........      45,996      45,996     40,949     461,086      (1,565)          --        546,466
ADD (DEDUCT)--
    Net income..................          --          --         --      84,633          --           --         84,633
    Cash dividends declared on
      Common stock..............          --          --         --     (25,778)         --           --        (25,778)
    Stock options exercised
      (including related tax
      benefits).................          66          66        612          --          --           --            678
    Net adjustment from foreign
      currency translation......          --          --         --          --       1,794           --          1,794
    Investment securities
      valuation adjustment......          --          --         --          --          --          350            350
                                  -----------  ---------  ---------  ----------  -----------  -----------  -------------
BALANCE APRIL 30, 1995..........      46,062      46,062     41,561     519,941         229          350        608,143
ADD (DEDUCT)--
    Net income..................          --          --         --      79,609          --           --         79,609
    Cash dividends declared on
      Common stock..............          --          --         --     (27,551)         --           --        (27,551)
    Stock options exercised
      (including related tax
      benefits).................         105         105      1,676          --          --           --          1,781
    Stock repurchased...........        (527)       (527)      (479)    (10,499)         --           --        (11,505)
    Net adjustment from foreign
      currency translation......          --          --         --          --      (1,175)          --         (1,175)
    Investment securities
      valuation adjustment......          --          --         --          --          --         (165)          (165)
                                  -----------  ---------  ---------  ----------  -----------  -----------  -------------
BALANCE APRIL 28, 1996..........      45,640   $  45,640  $  42,758  $  561,500   $    (946)   $     185    $   649,137
                                  -----------  ---------  ---------  ----------  -----------  -----------  -------------
                                  -----------  ---------  ---------  ----------  -----------  -----------  -------------

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

    The financial statements for prior years have been restated to show the operations of Fleetwood Credit Corp., the Company's wholly owned finance subsidiary, as a discontinued operation. The subsidiary was sold subsequent to year end as explained in Note 4.

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

  (C) FOREIGN CURRENCY TRANSLATION:

    Exchange  adjustments  resulting  from  foreign  currency  transactions  are
recognized  currently  in  income,   whereas  adjustments  resulting  from   the
translation of financial statements are reflected as a separate component of shareholders' equity. The assets and liabilities of the Canadian and German operations (which are not material) are translated to U.S. dollars at current exchange rates. Revenues and expenses are translated at the average exchange rates for the year. Gains or losses on foreign currency transactions in fiscal years 1996, 1995 and 1994 were not material.

  (D) INVENTORY VALUATION:

    Inventories are valued at the lower of cost (first-in, first-out) or market. Cost includes materials, labor and manufacturing overhead.

  (E) DEPRECIATION:

    Depreciation is provided using straight-line or accelerated methods based on the following estimated useful lives:

        - Buildings and improvements--10-40 years

        - Machinery and equipment--3-15 years

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

  (H) ACCOUNTING PERIOD:

    The Company's fiscal year ends on the last Sunday in April. The year ending dates for the past three fiscal years were April 28, 1996, April 30, 1995 and April 24, 1994, respectively.

                          FLEETWOOD ENTERPRISES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

  (I) CASH FLOW STATEMENTS:

    For purposes of these statements, cash includes cash on hand and cash in banks in demand deposit accounts.

  (J) INSURANCE RESERVES:

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

  (K) USE OF ESTIMATES:

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(2) SUPPLEMENTARY INFORMATION ON INSURANCE AND REAL ESTATE SUBSIDIARIES

    The insurance subsidiary was formed primarily for the purpose of insuring products liability risks of the parent company and its subsidiaries. The real estate subsidiaries were formed for the purposes of participating in site-built housing construction or in the development of planned communities using manufactured housing. As of April 28, 1996, the investment in real estate consisted of raw land, and there were no real estate development activities in process. Condensed financial information for these subsidiaries, excluding intercompany eliminations, is as follows:

                                                     1996     1995     1994
                                                    -------  -------  -------
                                                     (AMOUNTS IN THOUSANDS)
Insurance subsidiary:
    Investments...................................  $73,488  $63,831  $54,803
    Other assets..................................    6,023    6,101    9,586
    Reserves for losses...........................   46,839   44,367   45,343
    Other liabilities.............................    8,821    9,389    9,772
    Net premiums..................................   10,813   12,462   12,320
    Underwriting income...........................    5,844    5,738    5,185
    Investment income.............................    6,336    4,135    6,818
    Net income....................................    7,688    6,212    7,414
Real estate subsidiaries:
    Land..........................................  $ 2,800  $ 6,868  $ 6,800
    Other assets..................................    2,860    1,213    1,282
    Notes payable-parent company..................      795      795      795
    Loss on revaluation of land...................   (4,106)      --       --
    Net loss......................................   (2,421)      --       --

(3) INVESTMENTS

    The Company has a cash management program which provides for the investment of excess cash balances primarily in short-term money market instruments and intermediate-term debt instruments. Investments consist of time deposits, U.S. Treasury obligations, tax-exempt instruments and other non-equity type investments stated at cost, which approximates market.

    Effective with the beginning of fiscal year 1995, the Company adopted FAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The statement requires that all applicable investments

                          FLEETWOOD ENTERPRISES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
be classified as trading securities, available-for-sale securities or held-to-maturity securities. The Company did not have any investments classified as trading securities during the periods presented. The statement further requires that held-to-maturity securities be reported at amortized cost and available-for-sale securities be reported at fair value, with unrealized gains and losses excluded from earnings but reported in a separate component of shareholders' equity (net of the effect of income taxes) until they are sold. At the time of sale, any gains or losses, calculated by the specific identification method, will be recognized as a component of operating results.

    The following is a summary of investment securities as of April 28, 1996:

                                                                            GROSS        GROSS      ESTIMATED
                                                              AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                                                                COST        GAINS        LOSSES       VALUE
                                                              ---------   ----------   ----------   ---------
                                                                          (AMOUNTS IN THOUSANDS)
AVAILABLE-FOR-SALE SECURITIES:
U.S. Treasury securities and obligations of U.S. government
  agencies..................................................  $ 111,484      $ 21         $517      $ 110,988
Obligations of states and political subdivisions............     67,197        27            4         67,220
U.S. corporate securities...................................      6,015        --           14          6,001
Foreign government obligations..............................      3,335        88           --          3,423
Other debt securities.......................................     58,446       584           --         59,030
                                                              ---------     -----        -----      ---------
                                                              $ 246,477      $720         $535      $ 246,662
                                                              ---------     -----        -----      ---------
                                                              ---------     -----        -----      ---------
HELD-TO-MATURITY SECURITIES:
Foreign government obligations..............................  $   2,633      $ --         $ --      $   2,633
Other debt securities.......................................     22,843        --           --         22,843
                                                              ---------     -----        -----      ---------
                                                              $  25,476      $ --         $ --      $  25,476
                                                              ---------     -----        -----      ---------
                                                              ---------     -----        -----      ---------

    The amortized cost and estimated fair value of the securities at April 28, 1996, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

                                                                          FAIR
                                                                COST     VALUE
                                                              --------  --------
                                                                 (AMOUNTS IN
                                                                  THOUSANDS)
AVAILABLE-FOR-SALE:
Due in one year or less.....................................  $145,483  $146,185
Due after one year through five years.......................    92,901    92,514
Due after five years through ten years......................     8,093     7,963
                                                              --------  --------
                                                              $246,477  $246,662
                                                              --------  --------
                                                              --------  --------
HELD-TO-MATURITY:
All due in one year or less.................................  $ 25,476  $ 25,476
                                                              --------  --------
                                                              --------  --------

    Investment income for the year ended April 28, 1996 consisted of the following (amounts in thousands):

AMOUNT
- ---------------------------------------------------------------------
Interest income......................................................   $ 11,824
Gross realized gains.................................................      2,476
Gross realized losses................................................         (8)
Investment management fees...........................................       (260)
                                                                        --------
                                                                        $ 14,032
                                                                        --------
                                                                        --------

                          FLEETWOOD ENTERPRISES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

(4) DISCONTINUED OPERATIONS

    On April 22, 1996, the Company announced that it had reached an agreement with Associates First Capital Corporation for the sale of its wholly owned RV finance company, Fleetwood Credit Corp., and the sale was completed on May 24, 1996. Under the terms of the agreement, Associates acquired all of the outstanding stock of Fleetwood Credit Corp. for $156.6 million in cash. As part of the transaction, Fleetwood and Associates entered into an operating agreement to assure long-term cooperation between the parties and to facilitate wholesale and retail financing for Fleetwood dealers and customers.

    The finance company had revenues of $52.2 million for fiscal year 1996 compared to $47.8 million last year. At the end of 1996 and 1995, the finance company had total assets of $435 million and $505 million, respectively.

(5) PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment is stated at cost and consists of the following:

                                                            1996          1995
                                                         ----------    ----------
                                                          (AMOUNTS IN THOUSANDS)
Land..................................................   $   17,096    $   14,707
Buildings and improvements............................      278,848       267,187
Machinery and equipment...............................      125,332       115,134
Idle facilities, net of accumulated depreciation......        5,499         6,746
                                                         ----------    ----------
                                                            426,775       403,774
Less accumulated depreciation.........................     (160,188)     (141,134)
                                                         ----------    ----------
                                                         $  266,587    $  262,640
                                                         ----------    ----------
                                                         ----------    ----------

    Idle facilities include closed plants and certain other properties which are not in current use by the Company. There were four idle plant facilities at the end of both 1996 and 1995. One plant was activated during the year, another was leased to a third party and two facilities became idle.

    The carrying value of idle facilities was $5,499,000 at April 28, 1996 and $6,746,000 at April 30, 1995, net of accumulated depreciation of $3,673,000 and $3,136,000, respectively. In the opinion of management, the carrying values of idle facilities are not in excess of net realizable value.

(6) LONG-TERM DEBT

    On April 22, 1996, the Company assumed $80,000,000 in notes from the discontinued finance subsidiary which are payable to The Prudential Insurance Company of America. One note, which matures in August 1996, carries a fixed interest rate of 8.65 percent. The other two notes have floating interest rates and mature in November 2001 and June 2005.

                                                 AMOUNTS          AVERAGE
                  MATURITY                    (IN THOUSANDS)   INTEREST RATE
- --------------------------------------------  --------------   -------------
Current portion.............................     $25,000           8.65%
Due in 2001.................................      30,000           5.84
Due in 2005.................................      25,000           5.82
                                                 -------
                                                 $80,000
                                                 -------
                                                 -------

                          FLEETWOOD ENTERPRISES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

(7) RETIREMENT AND DEFERRED COMPENSATION PLANS

    The Company has qualified defined contribution retirement plans covering substantially all employees. There are no prior service costs associated with these plans. The Company follows the policy of funding qualified retirement plan contributions as accrued. The Company also maintains non-qualified plans to accrue retirement benefits subject to Internal Revenue Code limitations. The costs associated with these retirement plans are summarized as follows:

                                             QUALIFIED   NON-QUALIFIED
                                               PLANS         PLANS        TOTAL
                                             ---------   -------------   -------
                                                   (AMOUNTS IN THOUSANDS)
1996.......................................   $ 18,756      $1,984       $20,740
1995.......................................     17,664       3,339        21,003
1994.......................................     16,372       2,787        19,159

    In addition to non-qualified retirement plans, the Company has a deferred compensation plan that allows for the voluntary deferral of a portion of managers' compensation. Participant balances in the various non-qualified plans are credited with interest at a rate set at the discretion of the Company which, for the three years ended April 1996, was the prime rate as published by a major U.S. bank. To enhance security for the benefits payable under these plans, the Company has established a "Rabbi Trust," funded with Company-owned life insurance (COLI) policies on the lives of participants. The assets of the trust are not generally available to the Company or its creditors except in the event of the Company's insolvency. COLI premium payments to the trust were $27.6 million in 1996 and $3.9 million in fiscal 1995. The total liability for benefits accrued under the non-qualified plans at the end of 1996 and 1995 totaled $42.1 million and $37.0 million, respectively. The cash values of the related trust assets reflected in the accompanying balance sheets were $31.0 million and $3.7 million, respectively, at those same dates.

(8) INCOME TAXES

    The provision for income taxes for each of the three years in the period ended April 28, 1996 is summarized below:

                                                      1996     1995     1994
                                                    --------  -------  -------
                                                      (AMOUNTS IN THOUSANDS)
Current:
    U.S. Federal..................................  $ 36,779  $46,201  $40,509
    Foreign.......................................     1,034      683       76
    State.........................................     8,106    9,256    6,639
                                                    --------  -------  -------
                                                      45,919   56,140   47,224
                                                    --------  -------  -------
Deferred, principally Federal:
    Insurance reserves............................    (2,561)     977   (4,444)
    Other.........................................    (1,815)  (4,863)  (2,063)
                                                    --------  -------  -------
                                                      (4,376)  (3,886)  (6,507)
                                                    --------  -------  -------
                                                    $ 41,543  $52,254  $40,717
                                                    --------  -------  -------
                                                    --------  -------  -------

                          FLEETWOOD ENTERPRISES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

    The provision for income taxes computed by applying the Federal statutory rate to income before taxes is reconciled to the actual provisions for fiscal years 1996, 1995 and 1994 as follows:

                                                                   1996             1995             1994
                                                              ---------------  ---------------  ---------------
                                                               AMOUNT     %     AMOUNT     %     AMOUNT     %
                                                              --------  -----  --------  -----  --------  -----
                                                                           (AMOUNTS IN THOUSANDS)
Income before provision for income taxes:
    U.S. Federal............................................  $114,400  103.1% $131,749  103.4% $106,407  106.9%
    Foreign.................................................    (3,407)  (3.1)   (4,302)  (3.4)   (6,891)  (6.9)
                                                              --------  -----  --------  -----  --------  -----
                                                              $110,993  100.0% $127,447  100.0% $ 99,516  100.0%
                                                              --------  -----  --------  -----  --------  -----
                                                              --------  -----  --------  -----  --------  -----
Computed statutory tax......................................  $ 38,848   35.0% $ 44,606   35.0% $ 34,831   35.0%
State income taxes, net.....................................     5,755    5.2     5,688    4.5     3,906    3.9
Tax-exempt income...........................................      (333)   (.3)     (323)   (.3)     (256)   (.3)
Other items, net............................................    (2,727)  (2.5)    2,283    1.8     2,236    2.3
                                                              --------  -----  --------  -----  --------  -----
                                                              $ 41,543   37.4% $ 52,254   41.0% $ 40,717   40.9%
                                                              --------  -----  --------  -----  --------  -----
                                                              --------  -----  --------  -----  --------  -----

    In fiscal 1994, the Company adopted Statement of Financial Accounting Standards No. 109 on Accounting for Income Taxes. The new standard required a recalculation of deferred tax amounts to reflect current income tax rates in effect when the taxes are payable. The effect of this change was a one-time cumulative charge of $1.5 million which was applied to earnings in the year of the change.

    The components of the Company's deferred income tax benefits (liabilities) as of April 28, 1996 and April 30, 1995 were as follows:

                                                               1996     1995
                                                              -------  -------
                                                                (AMOUNTS IN
                                                                 THOUSANDS)
Insurance reserves..........................................  $26,298  $23,737
Deferred compensation.......................................   17,158   15,079
Warranty reserves...........................................   17,400   14,496
Dealer volume rebates.......................................    5,231    4,724
Depreciation................................................   (4,230)  (3,184)
Other financial accruals....................................    3,367    5,996
                                                              -------  -------
                                                              $65,224  $60,848
                                                              -------  -------
                                                              -------  -------

    The net deferred tax asset summarized above is considered realizable; however, the amount could be reduced if tax rates are reduced in the future.

(9) OTHER LIABILITIES

    Other liabilities consist of the following:

                                                                1996      1995
                                                              --------  --------
                                                                 (AMOUNTS IN
                                                                  THOUSANDS)
Dividends payable to shareholders...........................  $  6,865  $  6,449
Dealer volume rebates.......................................    25,636    23,881
Product warranty reserves...................................    44,095    36,843
Other.......................................................    58,239    35,622
                                                              --------  --------
                                                              $134,835  $102,795
                                                              --------  --------
                                                              --------  --------

                          FLEETWOOD ENTERPRISES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

(10) FAIR VALUE OF FINANCIAL INSTRUMENTS

    The Company has estimated the fair value of its financial instruments in compliance with Financial Accounting Standard No. 107, "Disclosure About Fair Value of Financial Instruments." The estimates were made as of April 28, 1996 based on relevant market information. Financial instruments include cash, investments and debt. See Note 3 regarding discussion on investments. The estimated fair value of financial instruments and the valuation techniques used to estimate the fair value were as follows (amounts in thousands):

                                                            APRIL 28, 1996
                                                         ---------------------
                                                                     ESTIMATED
                                                           BOOK        FAIR
                                                           VALUE       VALUE
                                                         ---------   ---------
Financial Assets:
    Cash...............................................    $15,792     $15,792
Financial Liabilities:
    Long-term debt.....................................    $80,000     $80,000

    CASH:  The fair value approximates book value.

    TERM DEBT: The fair value of term debt was estimated based on a present value discounted cash flow analysis using rates the Company would have to pay currently to acquire similar debt for similar remaining terms.

(11) CONTINGENT LIABILITIES

    As is customary in the manufactured housing and recreational vehicle industries, the Company is contingently liable at April 28, 1996 under the terms of repurchase agreements with many financial institutions providing inventory financing for dealers of the Company's products. The contingent liability under these agreements approximates the amount financed, reduced by the resale value of any products which may be repurchased, and the risk of loss is spread over numerous dealers and financial institutions. Losses under these agreements have not been significant in the past.

(12) RESULTS BY QUARTER (UNAUDITED)

    The unaudited results by quarter for fiscal years 1996 and 1995 are shown below:

                                           FIRST     SECOND    THIRD     FOURTH
FISCAL YEAR ENDED APRIL 1996:             QUARTER   QUARTER   QUARTER   QUARTER
- ----------------------------------------  --------  --------  --------  --------
                                          (AMOUNTS IN THOUSANDS EXCEPT PER SHARE
                                                          DATA)
Revenues................................  $704,717  $707,086  $625,444  $772,030
Operating income........................    32,174    32,729    22,612    44,017
Income before taxes.....................    34,077    36,795    25,252    14,869
Income from continuing operations.......    20,406    21,839    14,944    12,712
Income from discontinued operations.....     2,392     2,172     2,358     2,786
Net income..............................    22,798    24,011    17,302    15,498
Net income per Common and equivalent
  share:
    Continuing operations...............  $    .44  $    .47  $    .32  $    .27
    Discontinued operations.............       .05       .05       .05       .06
                                          --------  --------  --------  --------
    Total...............................  $    .49  $    .52  $    .37  $    .33
                                          --------  --------  --------  --------
                                          --------  --------  --------  --------
Common and equivalent shares
  outstanding...........................    46,518    46,496    46,387    46,475
                                          --------  --------  --------  --------
                                          --------  --------  --------  --------

                          FLEETWOOD ENTERPRISES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                                           FIRST     SECOND    THIRD     FOURTH
FISCAL YEAR ENDED APRIL 1995:             QUARTER   QUARTER   QUARTER   QUARTER
- ----------------------------------------  --------  --------  --------  --------
Revenues................................  $753,578  $699,525  $648,248  $706,511
Operating income........................    43,723    30,953    24,152    23,401
Income before taxes.....................    45,228    31,949    26,468    23,802
Income from continuing operations.......    27,189    19,049    16,050    13,710
Income from discontinued operations.....     2,063     2,160     2,230     2,182
Net income..............................    29,252    21,209    18,280    15,892
Net income per Common and equivalent
  share:
    Continuing operations...............  $    .59  $    .41  $    .34  $    .29
    Discontinued operations.............       .04       .04       .05       .05
                                          --------  --------  --------  --------
    Total...............................  $    .63  $    .45  $    .39  $    .34
                                          --------  --------  --------  --------
                                          --------  --------  --------  --------
Common and equivalent shares
  outstanding...........................    46,457    46,678    46,379    46,606
                                          --------  --------  --------  --------
                                          --------  --------  --------  --------

(13) STOCK-BASED INCENTIVE COMPENSATION PLANS

    Under the Company's 1992 Stock-Based Incentive Compensation Plan adopted during fiscal 1993, incentive stock options or non-qualified options (among other forms of incentive compensation devices) may be granted to officers and other key employees of the Company for the purchase of up to 4,900,000 shares (2,000,000 shares of which were authorized in April 1996, subject to shareholder approval at the 1996 Annual Meeting) of the Company's Common stock. Expiration dates for the options may not exceed ten years from the date of grant. The options are exercisable at prices which equal or exceed the fair market value of the Company's Common stock valued at the date of grant. At April 28, 1996, there were 28 employees who held options under the plan. A similar plan adopted in 1982 expired in June 1992; however, exercisable options representing 383,800 shares still remain outstanding at April 28, 1996. Under a separate plan for non-employee directors adopted during fiscal 1993, up to 100,000 shares have been authorized for distribution of options. Automatic grants are made annually under this plan. The following is a summary of stock option activity (including those from the expired plan) for employees and non-employee directors for the year ended April 28, 1996:

                                                     SHARES    OPTION PRICE
                                                    ---------  -------------
Options outstanding at beginning of year..........  2,293,366             --
Options granted...................................    343,658  $20.63-$25.88
Exercised.........................................   (105,800) $ 8.06-$20.13
                                                    ---------
Outstanding at end of year........................  2,531,224  $ 8.06-$26.50
                                                    ---------
                                                    ---------
Exercisable at end of year........................  2,148,224  $ 8.06-$26.50
                                                    ---------
                                                    ---------
Available for grant...............................  2,732,576
                                                    ---------
                                                    ---------

(14) STOCKHOLDER RIGHTS PLAN

    On November 10, 1988, the Company's Board of Directors adopted a stockholder rights agreement, granting certain new rights to holders of the Company's Common stock. Under the agreement, one right was granted for each share of Common stock held as of November 23, 1988, and one right will be granted for each share subsequently issued. Each right entitles the holder, in an unfriendly takeover situation, and after paying the exercise price (currently $75), to purchase Fleetwood Common stock having a market value equal to two times the exercise price. Also, if the Company is merged into another corporation, or if 50 percent or more of the Company's assets are sold, then rightholders are entitled, upon payment of the exercise price, to buy common shares of the acquiring corporation at a 50 percent discount from their then-current market value. In either situation, these rights are not available to the acquiring party. However, these exercise features will not be activated if the acquiring party makes an offer to acquire all of the Company's

                          FLEETWOOD ENTERPRISES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED) outstanding shares at a price which is judged by the Board of Directors to be fair to all Fleetwood stockholders. The rights may be redeemed by the Company under certain circumstances at the rate of $.02 per right. The rights will expire on November 9, 1998.

(15) INDUSTRY SEGMENT INFORMATION

    The Company conducts manufacturing operations principally in two industries--manufactured housing and recreational vehicles. On a smaller scale, the Company operates supply companies which provide fiberglass parts, lumber and other wood components to its primary businesses, while also generating outside sales. Manufacturing operations are conducted in the United States and to a much lesser extent in Canada and Europe. The operations of the Company's wholly owned insurance and real estate subsidiaries have been included in the "Corporate and Other" category because the impact on consolidated operating income is not material. Operating profit is total revenue less cost of sales and operating expenses. None of the following items have been included in the computation of operating profit for the individual operating segments: corporate expenses, non-operating income and expenses and income taxes. Identifiable assets are those assets used in the operation of each industry segment. Corporate assets primarily consist of cash, investments, deferred tax benefits, cash value of Company-owned life insurance, other assets and idle facilities. Information with respect to industry segments as of April 28, 1996, April 30, 1995 and April 24, 1994, and for each of the years then ended is set forth as follows:

                                                                                       ADJUSTMENTS
                                 MANUFACTURED   RECREATIONAL    SUPPLY     CORPORATE       AND
                                    HOUSING       VEHICLES    OPERATIONS   AND OTHER   ELIMINATIONS     TOTAL
                                 -------------  ------------  -----------  ----------  ------------  ------------
                                                              (AMOUNTS IN THOUSANDS)
1996
Operating revenues.............   $ 1,443,016   $  1,317,494   $  48,767   $   10,811   $  (10,811)  $  2,809,277
Operating profit (loss)........       106,433         34,086       2,971      (11,958)          --        131,532
Identifiable assets............       249,734        269,804      42,862      546,754         (222)     1,108,932
Depreciation...................        11,370         10,132       1,905        2,450           --         25,857
Capital expenditures...........        19,161         10,732       1,185        1,838           --         32,916

1995
Operating revenues.............   $ 1,370,292   $  1,387,919   $  49,651   $   12,461   $  (12,461)  $  2,807,862
Operating profit (loss)........        81,204         45,542       5,855      (10,372)          --        122,229
Identifiable assets............       229,772        345,467      45,673      319,718         (256)       940,374
Depreciation...................         9,012          9,237       1,407        2,317           --         21,973
Capital expenditures...........        39,864         18,739       4,204        5,057           --         67,864

1994
Operating revenues.............   $ 1,054,267   $  1,241,416   $  36,501   $   12,320   $  (12,320)  $  2,332,184
Operating profit (loss)........        56,860         43,883       4,969      (13,863)          --         91,849
Identifiable assets............       188,493        332,311      40,331      285,067         (983)       845,219
Depreciation...................         6,881          7,922       1,221        2,242           --         18,266
Capital expenditures...........        45,235         21,321       2,308        3,679           --         72,543

ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE MATTERS

    None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The  information regarding directors  and executive officers  as required by
Item 401 of Regulation S-K is set forth in Part I of this report under the caption "Executive Officers of the Company" and on page two of the Company's proxy statement which will be filed with the Securities and Exchange Commission not later than 120 days after April 28, 1996, and by this reference is incorporated herein.

ITEM 11. MANAGEMENT REMUNERATION AND TRANSACTIONS

    The information required by Item 402 of Regulation S-K is set forth on pages five through seven of the Company's proxy statement which will be filed with the Securities and Exchange Commission not later than 120 days after April 28, 1996, and by this reference is incorporated herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by Item 403 of Regulation S-K is set forth on pages three and four of the Company's proxy statement which will be filed with the Securities and Exchange Commission not later than 120 days after April 28, 1996, and by this reference is incorporated herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information regarding certain relationships and related transactions as required by Item 404 of Regulation S-K, if any, is set forth in the Company's proxy statement which will be filed with the Securities and Exchange Commission not later than 120 days after April 28, 1996, and by this reference is incorporated herein.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                        PAGE
                                                                      REFERENCE
                                                                      ---------
(a)  Financial Statements
     (1)  Financial Statements included in Part II of this report:
          Report of Independent Public Accountants
          Consolidated Statements of Income for each of the three
            years in the period ended April 28, 1996
          Consolidated Balance Sheets at April 28, 1996 and April
            30, 1995
          Consolidated Statements of Cash Flows for each of the
            three years in the period ended April 28, 1996
          Consolidated Statements of Changes in Shareholders' Equity for each of the three years in the period ended April
            28, 1996
          Notes to Consolidated Financial Statements
     (2)  Financial Statement Schedules
          Financial statement schedules not filed have been omitted for the reason that the required information is shown in the financial statements or notes thereto, the amounts involved are not significant, or the required matter is not present.
     (3)  Exhibits and Index to Exhibits:
           3.  (a)  Restated Certificate of Incorporation.*
               (b)  Amendment to Restated Certificate of
                    Incorporation.**
               (c)  Restated Bylaws of the Company.**
           4. (a) Rights Agreement dated November 10, 1988, between the Company and the First National Bank of Boston used in connection with a stockholder rights plan.***
               (b)  Certificate of Designation, Preferences and
                    Rights of Series A Junior Participating
                    Preferred Stock filed November 23, 1988.***
           9.  Not applicable.
          10.  Material Contracts.****
               (a) Form of employment agreement between the Company and each of its officers.
               (b)  Amended and Restated Deferred Compensation Plan.
               (c)  Amended and Restated Supplemental Benefit Plan.
               (d)  Amended and Restated Long-Term Incentive
                    Compensation Plan.
               (e)  1982 Stock Option Plan.
               (f)  Amended and Restated Benefit Restoration Plan.
               (g)  Dividend Equivalent Plan.
               (h) Amended and Restated 1992 Stock-Based Incentive Compensation Plan.
               (i)  The 1992 Non-Employee Director Stock Option
                    Plan.
               (j)  Senior Executive Incentive Compensation Plan.
               (k)  Operating Agreement between Fleetwood
                    Enterprises, Inc. and Fleetwood Credit Corp.
          11.  Not applicable.
          12.  Not applicable.
          13.  Not applicable.
          18.  Not applicable.
          19.  Not applicable.
          21.  Subsidiaries of the Registrant.
          22.  Not applicable.

          23.  Consent of independent public accountants.
          24.  Not applicable.
          27.  Not applicable.
(b)  Reports on Form 8-K
     The Company filed a report on Form 8-K on April 23, 1996 regarding the sale of Fleetwood Credit Corp. and the revaluation of its investment in its European RV operation.

- ---------
   *The  Restated Certificate of Incorporation of the Company was filed with the
    Company's 10-K Annual Report for the year ended April 28, 1985, and by this reference is incorporated herein.
  **The  Amendment to the Restated Certificate of Incorporation and the Restated
    Bylaws of the Company, both of which were adopted during fiscal 1987, were filed with the Company's 10-K Annual Report for the year ended April 26, 1987, and by this reference are incorporated herein.
 ***The rights  agreement and  exhibits used  in connection  with the  Company's stockholder rights plan were filed with the Company's report on Form 8-K on November 10, 1988, and by this reference are incorporated herein.
****Items  10(b),  10(c),  10(d),  10(f),  and  10(h)  listed  under   "Material
    Contracts" were amended during fiscal year 1996 and are included herewith. The following documents from prior filings are hereby incorporated by reference:

Item 10(a): Filed with the Company's 10-K Annual Report for the year ended April 26, 1992.
Item 10(e): Filed with the Company's 10-K Annual Report for the year ended April 26, 1987.
Item 10(g): Filed with the Company's 10-K Annual Report for the year ended April 29, 1990.
Item 10(i): Filed with the Company's 10-K Annual Report for the year ended April 26, 1992.
Item 10(j): Filed with the Company's 10-K Annual Report for the year ended April 24, 1994.
Item 10(k):    Filed with a Form 8-K report on June 7, 1996.

                                   SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                               FLEETWOOD ENTERPRISES, INC.
                                                        REGISTRANT

                                          BY           PAUL M. BINGHAM

                                           -------------------------------------
                                                      PAUL M. BINGHAM
                                                 FINANCIAL VICE PRESIDENT

Date: July 9, 1996

    PURSUANT TO THE REQUIREMENTS  OF THE SECURITIES EXCHANGE  ACT OF 1934,  THIS
REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

          SIGNATURE                         TITLE                   DATE
- ------------------------------  ------------------------------  ------------

        JOHN C. CREAN           Chairman of the Board and       July 9, 1996
- ------------------------------    Chief Executive Officer
        JOHN C. CREAN

       GLENN F. KUMMER          President, Chief Operating      July 9, 1996
- ------------------------------    Officer and Director
       GLENN F. KUMMER

       PAUL M. BINGHAM          Chief Financial Officer and     July 9, 1996
- ------------------------------    Principal Accounting Officer
       PAUL M. BINGHAM

      DOUGLAS M. LAWSON         Director                        July 9, 1996
- ------------------------------
      DOUGLAS M. LAWSON

       WALTER F. BERAN          Director                        July 9, 1996
- ------------------------------
       WALTER F. BERAN

      THOMAS A. FUENTES         Director                        July 9, 1996
- ------------------------------
      THOMAS A. FUENTES

        JAMES L. DOTI           Director                        July 9, 1996
- ------------------------------
        JAMES L. DOTI