Form 10-Q
period 1996-07-28
FLEETWOOD ENTERPRISES INC/DE/
filed 1996-09-05
CIK 314132

FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION


                            WASHINGTON, DC   20549



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)


     X              OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended July 28, 1996



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


         Class                      Outstanding at July 28, 1996

_________________________           _______________________________________


Common stock, $1 par value          38,056,659 shares


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



      Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading.  In the Company's opinion, the statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the periods ending July 28, 1996 and July 30, 1995, and the balances as of July 28, 1996 and April 28, 1996.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form


10-K.



                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the board of directors and shareholders of Fleetwood Enterprises, Inc.:



      We have made a review of the accompanying condensed consolidated balance sheet of FLEETWOOD ENTERPRISES, INC. (a Delaware Corporation) and

subsidiaries as of July 28, 1996, and the related condensed consolidated statements of income for the thirteen week periods ended July 28, 1996 and

July 30, 1995, the condensed consolidated statements of  cash flows for the thirteen week periods ended July 28, 1996 and July 30, 1995, and the condensed consolidated statement of changes in shareholders' equity for the thirteen week period ended July 28, 1996.


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

Inc. and subsidiaries as of April 28, 1996, and the related consolidated statements of income, cash flows and changes in shareholders' equity for the year then ended (not presented herein), and in our report dated June 25,

1996, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of April 28, 1996, is fairly stated,

in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                          ARTHUR ANDERSEN LLP




Orange County, California

August 27, 1996



                FLEETWOOD ENTERPRISES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                 (Amounts in thousands except per share data)

                                 (UNAUDITED)


                                      Thirteen           Fourteen

                                      Weeks Ended        Weeks Ended

                                      July 28, 1996      July 30, 1995




Sales                                 $751,245           $704,717

Cost of products sold                  605,341            573,331

                                      --------           --------

  Gross profit                         145,904            131,386


Operating expenses                     101,226             99,212

                                      --------            --------


  Operating income                      44,678             32,174


Other income (expense):

  Investment income                      5,394              2,909

  Interest expense                      (1,450)              (894)

  Other                                    (20)              (112)

                                       --------            -------

                                         3,924              1,903

                                       --------            -------


Income from continuing operations

  before income taxes and

  minority interest                    48, 602             34,077


Provision for income taxes             (19,270)           (13,758)


Minority interest in net

  loss of subsidiary                        --                 87

                                      ---------            --------


Income from continuing operations       29,332             20,406


Income from discontinued operations:

  Income from operations of finance

   subsidiary (less applicable income

   taxes of $511,000 in 1996 and

   $1,669,000 in 1995)                     887              2,392

  Gain on sale of finance subsidiary

   (net of income taxes of $19,607)     33,891                 --

                                       --------           --------

                                        34,778              2,392

                                       --------           --------

Net income                             $64,110            $22,798

                                       --------           --------

                                       --------           --------

Net income per Common and

  equivalent share:

  Continuing operations                   $.64               $.44

  Discontinued operations:

    Income from operations of

      finance subsidiary                   .02                .05

    Gain on sale of finance

      subsidiary                           .74                 --

                                       -------            -------

  Total                                  $1.40               $.49

                                       -------            -------

                                       -------            -------


  Dividends declared per share

   of Common stock outstanding            $.16               $.15

                                       -------            -------

                                       -------            -------


 Common and equivalent

  shares outstanding                    45,916             46,518

                                       -------            -------

                                       -------            -------




                    See accompanying notes to financial statements.



               FLEETWOOD ENTERPRISES, INC. AND SUBSIDIARIES

                  CONSOLIDATED BALANCE SHEETS (CONDENSED)

                           (Amounts in thousands)


                                 ASSETS


                                        July 28,       April 28,

                                        1996           1996

                                       (Unaudited)


Cash                                    $ 20,470       $ 15,792

Investments                              191,549        272,138

Receivables                              190,729        173,380

Inventories:

  Raw materials                          105,220         94,302

  Work in process and finished products   46,889         43,597

Net assets of discontinued operations         --         97,444

Property, plant and equipment            263,725        266,587

Deferred tax benefits                     70,656         65,224

Cash value of Company-owned

  life insurance                          30,917         30,953

Other assets                              36,128         49,515

                                       ---------     ----------


                                        $956,283     $1,108,932

                                        --------     ----------

                                        --------     ----------



                       LIABILITIES AND SHAREHOLDERS' EQUITY



Accounts payable                        $100,999       $104,850

Employee compensation and benefits       113,577        109,552

Federal and state taxes on income         28,118        (16,850)

Insurance reserves                        46,907         47,408

Long-term debt                            80,000         80,000

Other liabilities                        118,240        134,835

                                        --------       --------

                                         487,841        459,795

                                        --------       --------


Contingent liabilities


Shareholders' equity:

  Preferred stock, $1 par value, authorized

    10,000,000 shares, none outstanding       --            --

  Common stock, $1 par value, authorized

    75,000,000 shares, outstanding 38,057,000

    at July 28, 1996 and 45,640,000

    at April 28, 1996                     38,057         45,640

  Capital surplus                         37,688         42,758

  Retained earnings                      393,148        561,500

  Foreign currency translation

    adjustment                              (814)          (946)

  Investment securities valuation

    adjustment                               363            185

                                       ---------      ---------

                                         468,442        649,137

                                       ---------      ---------

                                        $956,283     $1,108,932

                                       ---------      ---------

                                       ---------      ---------


                See accompanying notes to financial statements.



          FLEETWOOD ENTERPRISES, INC. AND SUBSIDIARIES

        CONSOLIDATED STATEMENTS OF CASH FLOWS (CONDENSED)

                      (Amounts in thousands)

                           (UNAUDITED)


                                           13 Weeks Ended    13 Weeks Ended

                                            July 28, 1996    July 30, 1995



CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                     $64,110        $22,798

Adjustments to reconcile net income to net

  cash provided by operating activities:

  Depreciation expense                           6,161          6,236

  Amortization of intangibles and goodwill         180            431

  Losses on sales of property,

    plant and equipment                             20            112

  Gain on sale of finance subsidiary           (33,891)            --

  Changes in assets and liabilities:

    Increase in receivables                    (17,349)        (4,793)

    (Increase) decrease in inventories         (14,210)        45,241

    Increase in deferred tax benefits           (5,432)        (6,308)

    (Increase) decrease in cash value of

      Company-owned life insurance                  36        (11,122)

    Decrease in other assets                    13,207          3,338

    Decrease in accounts payable                (3,851)        (9,336)

    Increase in other liabilities               31,897         32,629

  Foreign currency translation adjustment          132           (187)

                                                -------       --------


Net cash provided by operating activities       41,010         79,039

                                                -------       --------



CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of investment securities:

  Held-to-maturity                          (1,127,754)    (1,071,303)

  Available-for-sale                        (1,268,533)       (66,683)

Proceeds from maturity of investment securities:

  Held-to-maturity                           1,136,450      1,030,219

  Available-for-sale                         1,228,874         30,418

Proceeds from sale of available-for-sale

  investment securities                        111,730         22,979

Purchases of property, plant and

  equipment, net                                (3,319)        (8,675)

Proceeds from sale of finance subsidiary       132,222             --

Change in net assets of discontinued

  operation                                       (887)        (2,392)

                                             ---------       ---------


Net cash provided by (used in)

  investing activities                         208,783        (65,437)

                                             ---------       ---------


CASH FLOWS FROM FINANCING ACTIVITIES:

Dividends to shareholders                       (7,305)        (6,909)

Proceeds from exercise of stock options          2,731             --

Purchase of Common stock                      (240,541)            --

                                             ---------       ---------


Net cash used in

  financing activities                        (245,115)        (6,909)

                                             ---------       ---------


Increase in cash                                 4,678          6,693

Cash at beginning of period                     15,792          9,410

                                             ---------       --------


Cash at end of period                          $20,470        $16,103

                                             ---------       --------

                                             ---------       --------


Supplementary disclosures:

  Income taxes paid                            $ 4,176        $ 1,350

  Interest paid                                  1,431            314



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

                                                    Currency  rities

                                                    Trans-    Valu-    Total

                  Common Stock                      lation    ation    Share-

                  Number of      Capital  Retained  Adjust-   Adjust- holders'

               Shares    Amount  Surplus  Earnings  ment      ment     Equity


Balance

  April 28,

   1996        45,640   $45,640  $42,758  $561,500  $(946)    $185    $649,137


 Add (deduct)-


 Net income       --       --         --    64,110    --        --     64,110


 Cash dividends

  declared on

  Common stock    --       --         --    (7,305)   --        --     (7,305)


Stock options

  exercised      148       148     2,583      --      --        --      2,731


Stock repurchased

  from tender

  offer       (7,731)   (7,731)   (7,653)  (225,157)  --        --   (240,541)


 Foreign currency

  translation

  adjustment       --       --        --       --     132      --        132


 Investment securities

  valuation

  adjustment       --       --        --       --       --      178      178


Balance July 28,

    1996       38,057   $38,057  $37,688  $393,148  $(814)    $ 363 $468,442


           See accompanying notes to financial statements.








                 FLEETWOOD ENTERPRISES, INC. AND SUBSIDIARIES


             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                JULY 28, 1996



1)  Reference to Annual Report


    Reference is made to the Notes to Consolidated Financial Statements included in the Company's Form 10-K annual report for the year ended

    April 28, 1996.


2)  Industry Segment Information


    Information with respect to industry segments for the periods ending

    July 28, 1996 and July 30, 1995 is shown below:



                                          13 Weeks Ended    13 Weeks Ended

                                          July 28, 1996     July 30, 1995


     OPERATING REVENUES:


     Manufactured housing                    $377,145          $361,537

     Recreational vehicles                    357,854           332,313

     Supply operations                         16,246            10,867

                                             --------          --------

                                             $751,245          $704,717

                                             --------          --------

                                             --------          --------


     OPERATING INCOME:


     Manufactured housing                   $  29,893          $ 27,947

     Recreational vehicles                     19,837             6,081

     Supply operations                          1,464                56

     Corporate and other*                      (6,516)           (1,910)

                                            ---------          --------


                                            $  44,678         $  32,174

                                            ---------         ---------

                                            ---------         ---------



     *  Including adjustments and eliminations.




                 FLEETWOOD ENTERPRISES, INC. AND SUBSIDIARIES


                     MANAGEMENT'S DISCUSSION AND ANALYSIS

               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                            (Amounts in thousands)



The following is an analysis of changes in key items included in the consolidated statements of income for the 13-week period ended July 28, 1996 compared to the 13-week period ended July 30, 1995.  The amounts shown below apply only to continuing operations.


                                                 Thirteen Weeks Ended

                                                   July 28, 1996


                                                  Increase               %

                                                 (Decrease)           Change


Sales                                              $46,528             6.6%

Cost of products sold                               32,010             5.6

                                                   --------           ----

   Gross profit                                     14,518            11.1


Selling expenses                                    (5,047)          (10.5)

General and administrative expenses                  7,061            13.8

                                                   --------           -----

Operating expenses                                   2,014             2.0

                                                   ---------          -----

  Operating income                                  12,504            38.9


Other income (expense)                               2,021           106.2


Income before taxes                                 14,525            42.6


Provision for income taxes                           5,512            40.1


Net income                                         $ 8,926            43.7%

                                                   --------          -----

                                                   --------          -----




Current Quarter Compared to Same Quarter Last Year


Net income for the first quarter of fiscal 1997 jumped to $64,110,000 or

$1.40 per share compared to $22,798,000 or 49 cents per share in the prior year.  Included in current year earnings is an after-tax gain of $33,891,000 or 74 cents per share on the sale of Fleetwood Credit Corp., the Company's RV finance subsidiary.  First quarter earnings also include $887,000 or 2 cents per share for one month of operations from the discontinued finance operation.


Income from continuing operations rose 44 percent to a record $29,332,000 or

64 cents per share, up from $20,406,000 and 44 cents per share a year ago.

Sales gains and improved operating margins for both manufactured housing and recreational vehicles led to the higher operating earnings.  Most of the improvement, however, came from the RV group primarily as a result of sharply higher motor home sales and profits.


With all business segments producing higher sales, consolidated revenues increased 7 percent to $751.2 million compared to $704.7 million last year.

Prior year revenues have been restated to remove $13.8 million of finance revenues because of the sale of Fleetwood Credit Corp. and its treatment as a discontinued operation.


Manufactured housing sales reached a new first quarter high of $377.1 million, 4 percent ahead of last year's $361.5 million.  The company sold

17,453 homes in the quarter compared to 17,350 in last year's similar period.

A higher percentage of sales were represented by multi-section homes which led to a 4 percent rise in the volume of floors shipped.  Despite the increased sales volume, housing group sales as a percentage of total Company revenues fell from 51 percent last year to 50 percent in this year's first quarter.


Recreational vehicle revenues were up 8 percent to $357.9 million on the strength of sharply higher motor home sales.  The motor home division generated a 33 percent sales increase to $223.9 million on a 20 percent gain in shipments to 4,174 units.  Travel trailer revenues were off 5 percent to

$116.9 million as unit volume slipped 8 percent to 8,837 units.  The folding trailer division experienced a 22 percent sales decline to $17.1 million with unit shipments sliding 34 percent to 3,524.  Last year's first quarter included sales of $18.3 million from the European RV operation which was sold in May 1996.  Recreational vehicle sales were 48 percent of total Company revenues, up from 47 percent last year.


Manufacturing gross profit improved as a percentage of sales from 18.6 percent to 19.4 percent, led by improved margins in the RV group.  The higher

RV margins primarily reflected increased labor efficiencies and lower manufacturing overhead costs.  Housing group margins as a percentage of sales were virtually unchanged from the prior year.


Operating expenses of $101.2 million were 2 percent higher than last year's similar period, but lower as a percentage of sales, falling from 14.1 percent to 13.5 percent.  Selling expenses dropped 10 percent to $43.1 million as reductions in RV marketing and sales promotion expenses more than offset higher product warranty costs.  As a percentage of sales, selling expenses declined from 6.8 percent to 5.7 percent.  General and administrative expenses rose 14 percent to $58.1 million and increased as a percentage of sales from 7.3 percent to 7.7 percent.  The increase was primarily due to higher management incentive compensation stemming from improved profits.


Non-operating income doubled to $3.9 million compared to last year's $1.9 million mainly as a result of higher investment income.  Income from investments of $5.4 million was 85 percent ahead of last year largely due to a temporary bulge in cash balances available for investment.  The large increase in invested funds mainly resulted from the sale of Fleetwood Credit

Corp. and the assumption of $80 million in long-term debt from the finance subsidiary.  In late July, the Company completed a tender offer for 7.7 million shares of its outstanding Common stock which used up all of the proceeds from the finance company transactions.  The Company expects investment income to return to more normal levels in future quarters.


The effective income tax rate declined to 39.6 percent from 40.4 percent a year ago largely due to the elimination of the German RV operation which last year was generating operating losses with no tax benefits.


Liquidity and Capital Resources


The Company generally relies upon internally generated cash flows to satisfy working capital needs and to fund capital expenditures.  Cash generated from operations in the first quarter was $41.0 million compared to $79.0 million in the prior year.  Increased investments in receivables and inventories in the current year led to the decline in cash flow relative to the prior year.

Cash and investments fell $75.9 million to $212.0 million primarily due to the purchase of the Company's Common stock as explained below.


Cash received during the quarter included the proceeds from the sale of

Fleetwood Credit Corp., which totaled $132.2 million, net of income taxes.

This, combined with proceeds from the sale of investment securities, resulted in net cash of $208.8 million provided by investing activities.


During the quarter, the Company completed a Dutch Auction tender offer resulting in the purchase of 7.7 million shares or approximately 17 percent of its outstanding Common stock at a cost of $240.5 million.  The Company may from time to time make further share repurchases.  There remains outstanding a previous authorization by the Board of Directors to purchase up to 1.7 million shares of the Company's Common stock.  Other cash outflows during the quarter included $3.3 million for capital expenditures and $7.3 million for quarterly dividends paid to shareholders.


On August 14, 1996, shortly after quarter end, the Company made a scheduled debt repayment of $25 million which reduced long-term debt outstanding to $55 million.



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


September 5, 1996


                          FLEETWOOD ENTERPRISES, INC.

                      CONSOLIDATED FINANCIAL INFORMATION

                            FINANCIAL DATA SCHEDULE


[SROS]        NYSE

[SROS]        PSE