Form 10-Q
period 1996-10-27
FLEETWOOD ENTERPRISES INC/DE/
filed 1996-12-03
CIK 314132

FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION


                            WASHINGTON, DC   20549



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)


     X              OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended October 27, 1996



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

_______________________       ___________________________________________

(State or other jurisdiction of           (I.R.S. Employer

incorporation or organization)      Identification Number)


3125 Myers Street, Riverside, California  92503-5527

_________________________________________________________________________

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


         Class                      Outstanding at October 27, 1996

_______________________             _____________________________


Common stock, $1 par value          35,562,199 shares


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


Company's opinion, the statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the periods ending October 27, 1996 and October 29, 1995 and the balances as of October 27, 1996 and April 28, 1996.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the


Company's latest annual report on Form 10-K.





                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS







To the board of directors and shareholders of Fleetwood Enterprises, Inc.:



      We have made a review of the accompanying condensed consolidated balance sheet of FLEETWOOD ENTERPRISES, INC. (a Delaware Corporation) and

subsidiaries as of October 27, 1996, and the related condensed consolidated statements of income for the  thirteen and twenty-six week periods ended

October 27, 1996 and October 29, 1995, the condensed consolidated statements of  cash flows for the twenty-six week periods ended October 27, 1996 and

October 29, 1995, and the condensed consolidated statement of changes in shareholders' equity for the twenty-six week period ended October 27, 1996.


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

Inc. and subsidiaries as of April 28, 1996, and the related consolidated statements of income, cash flows and changes in shareholders' equity for the year then ended (not presented herein) and, in our report dated June 25,

1996 we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of April 28, 1996, is fairly stated,

in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                             ARTHUR ANDERSEN LLP




Orange County, California

November 25, 1996



                FLEETWOOD ENTERPRISES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                 (Amounts in thousands except per share data)

                                 (UNAUDITED)


                            Thirteen     Thirteen   Twenty-six  Twenty-six

                             Weeks         Weeks        Weeks        Weeks

                             Ended         Ended        Ended        Ended

                            Oct. 27,     Oct. 29,     Oct. 27,     Oct. 29,

                              1996         1995         1996          1995


Sales                      $748,780      $707,086   $1,500,025   $1,411,803

Cost of products sold       607,268       571,436    1,212,609    1,144,767

                            -------       -------      -------      -------

  Gross profit              141,512       135,650      287,416      267,036


Operating expenses          100,585       102,921      201,811      202,133

                            -------       -------      -------      -------


  Operating income           40,927        32,729       85,605       64,903


Other income (expense):

  Investment income           2,660         3,838        8,054        6,747

  Interest expense           (1,024)          276       (2,474)        (618)

  Other                        (187)          (48)        (207)        (160)

                            -------       -------      -------      -------

                              1,449         4,066        5,373        5,969

                            -------       -------      -------      -------


Income from continuing operations

  before income taxes and

  minority interest          42,376        36,795       90,978       70,872


Provision for

  income taxes              (16,604)      (15,147)      (35,874)    (28,905)


Minority interest in net

  loss of subsidiary            --            191           --          278

                            ------         ------        -------     ------


Income from continuing

  operations                 25,772        21,839        55,104      42,245


Income from discontinued operations:

  Income from operations of

   finance subsidiary (net

   of income taxes)              --         2,172           887       4,564

  Gain on sale of finance

   subsidiary (net of

   income taxes)                 --            --        33,891          --

                             ------        ------        ------      ------

                                 --         2,172        34,778       4,564

                             ------        ------        ------      ------


Net income                  $25,772       $24,011       $89,882     $46,809

                             ------        ------        ------      ------

                             ------        ------        ------      ------


Net income per Common

  and equivalent share:

  Continuing operations        $.68          $.47         $1.32        $.91

  Discontinued operations:

   Income from operations

    of finance subsidiary        --           .05           .02         .10

   Gain on sale of finance

    subsidiary                   --            --           .81          --

                               -----         -----        -----        -----


  Total                        $.68          $.52         $2.15        $1.01

                               -----         -----        -----        -----

                               -----         -----        -----        -----



Dividends declared

  per share of Common

  stock outstanding            $.16          $.15          $.32        $.30

                               -----         -----         -----       -----

                               -----         -----         -----       -----


Common and equivalent

  shares outstanding         37,837        46,496        41,877      46,507

                             ------        ------        ------      ------

                             ------        ------        ------      ------


                    See accompanying notes to financial statements.



               FLEETWOOD ENTERPRISES, INC. AND SUBSIDIARIES

                  CONSOLIDATED BALANCE SHEETS (CONDENSED)

                           (Amounts in thousands)


                                 ASSETS


                                        October 27,       April 28,

                                           1996             1996

                                       (Unaudited)


Cash                                    $ 18,259           $ 15,792

Investments                               86,549            272,138

Receivables                              170,567            173,380

Inventories:

  Raw materials                          123,597             94,302

  Work in process and finished products   47,209             43,597

Net assets of discontinued operations         --             97,444

Property, plant and equipment            276,138            266,587

Deferred tax benefits                     72,087             65,224

Cash value of Company-owned

  life insurance                          30,882             30,953

Other assets                              39,808             49,515

                                      ----------          ---------

                                        $865,096         $1,108,932

                                      ----------          ---------

                                      ----------          ---------



                       LIABILITIES AND SHAREHOLDERS' EQUITY



Accounts payable                        $101,689         $  104,850

Employee compensation and benefits       113,514            109,552

Federal and state taxes on income          8,951            (16,850)

Insurance reserves                        47,341             47,408

Long-term debt                            55,000             80,000

Other liabilities                        119,586            134,835

                                        --------          ---------

                                         446,081            459,795

                                        --------          ---------


Contingent liabilities


Shareholders' equity:

  Preferred stock, $1 par value,authorized

    10,000,000 shares, none outstanding       --                 --

  Common stock, $1 par value,authorized

    75,000,000 shares, outstanding 35,562,000

    at October 27, 1996 and 45,640,000

    at April 28, 1996                     35,562             45,640

  Capital surplus                         36,177             42,758

  Retained earnings                      347,128            561,500

  Foreign currency translation

    adjustment                              (432)              (946)

  Investment securities

    valuation adjustment                     580                185

                                          -------           -------

                                          419,015           649,137

                                          -------           -------


                                         $865,096        $1,108,932

                                          -------           -------

                                          -------           -------



                See accompanying notes to financial statements.



          FLEETWOOD ENTERPRISES, INC. AND SUBSIDIARIES

        CONSOLIDATED STATEMENTS OF CASH FLOWS (CONDENSED)

                      (Amounts in thousands)

                           (UNAUDITED)


                                           Twenty-six       Twenty-six

                                           Weeks Ended        Weeks Ended

                                       October 27, 1996    October 29, 1995



CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                     $89,882            $46,809

Adjustments to reconcile net income to net

  cash provided by operating activities:

  Depreciation expense                          12,586             12,602

  Amortization of intangibles and goodwill         834                801

  Losses on sales of property,

    plant and equipment                            207                160

  Gain on sale of finance subsidiary           (33,891)                --

  Changes in assets and liabilities:

    Decrease in receivables                      2,813              7,481

    (Increase) decrease in inventories         (32,907)            71,367

    Increase in deferred tax benefits           (6,863)            (7,929)

    (Increase) decrease in cash value of

      Company-owned life insurance                  71               (557)

    (Increase) decrease in other assets          8,873             (6,284)

    Decrease in accounts payable                (3,161)              (985)

    Increase in other liabilities               14,447             30,181

  Foreign currency translation adjustment          514               (421)

                                               -------            -------


Net cash provided by operating activities       53,405            153,225

                                               -------            -------


CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of investment securities:

  Held-to-maturity                          (2,245,865)        (2,196,289)

  Available-for-sale                        (1,515,797)          (242,330)

Proceeds from maturity of investment

  securities:

  Held-to-maturity                           2,256,168          2,129,173

  Available-for-sale                         1,460,752            135,285

Proceeds from sale of available-for-sale

  investment securities                        230,726             54,554

Purchases of property, plant

  and equipment, net                           (22,344)           (14,670)

Proceeds from sale of finance subsidiary,

  net of income taxes                          132,222                 --

Change in net assets of discontinued

  operation                                       (887)            (4,564)

                                              --------           --------

Net cash provided by (used in)

  investing activities                         294,975           (138,841)

                                              --------           --------


CASH FLOWS FROM FINANCING ACTIVITIES:

Retirement of long-term debt                   (25,000)                --

Dividends to shareholders                      (12,985)           (13,822)

Proceeds from exercise of stock options          3,810                384

Purchase of Common stock                      (311,738)                --

                                              --------           ---------


Net cash used in financing activities         (345,913)           (13,438)

                                              --------           ---------


Increase in cash                                 2,467                946

Cash at beginning of period                     15,792              9,410

                                              --------           ---------


Cash at end of period                          $18,259            $10,356

                                              --------           ---------

                                              --------           ---------


Supplementary disclosures:

  Income taxes paid                            $40,256            $25,691

  Interest paid                                  2,421                511



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

                                                    Currency  rities

                                                    Trans-    Valu-    Total

                  Common Stock                      lation    ation    Share-

                  Number of      Capital  Retained  Adjust-   Adjust- holders'

               Shares    Amount  Surplus  Earnings  ment      ment     Equity


Balance

  April 28,

   1996        45,640   $45,640  $42,758  $561,500  $(946)   $185     $649,137


 Add (deduct)-


 Net income       --       --       --      89,882     --      --       89,882


 Cash dividends

  declared on

  Common stock    --       --       --     (12,985)    --      --     (12,985)


 Stock options

  exercised      208       208     3,602      --       --      --        3,810


 Stock re-

  purchased  (10,286)  (10,286)  (10,183) (291,269)    --      --    (311,738)


  Foreign currency

   translation

   adjustment     --       --       --        --      514      --          514


  Investment

   securities

   valuation

   adjustment     --       --       --        --      --       395         395


Balance

  October 27,

   1996       35,562   $35,562  $36,177  $347,128  $(432)     $580    $419,015


                  See accompanying notes to financial statements.






        FLEETWOOD ENTERPRISES, INC. AND SUBSIDIARIES


        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


        OCTOBER 27, 1996



1)  Reference to Annual Report


    Reference is made to the Notes to Consolidated Financial Statements included in the Company's Form 10-K annual report for the year ended

    April 28, 1996.


2)  Industry Segment Information


    Information with respect to industry segments for the periods ending

    October 27, 1996 and October 29, 1995 is shown below:



                           13 Weeks    13 Weeks      26 Weeks     26 Weeks

                           Ended       Ended         Ended        Ended

                           Oct. 27,    Oct. 29,      Oct. 27,     Oct. 29,

                           1996        1995          1996         1995



    OPERATING REVENUES:


    Manufactured housing   $385,497    $386,452      $  762,642   $  747,989

    Recreational vehicles   348,835     309,304         706,689      641,617

    Supply operations        14,448      11,330          30,694       22,197

                           --------    --------      ----------   ----------


                           $748,780    $707,086      $1,500,025   $1,411,803

                           --------    --------      ----------   ----------

                           --------    --------      ----------   ----------


    OPERATING INCOME:


    Manufactured housing    $24,563     $31,197        $54,008      $59,144

    Recreational vehicles    19,704       5,568         38,813       11,649

    Supply operations            78         852          1,471          908

    Corporate and other*     (3,418)     (4,888)        (8,687)      (6,798)

                            -------     -------        -------      -------


                            $40,927     $32,729        $85,605      $64,903

                            -------     -------        -------      -------

                            -------     -------        -------      -------


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

October 27, 1996.  The amounts shown below apply only to continuing operations.



                               Thirteen Weeks Ended   Twenty-six Weeks Ended

                                 October 27, 1996        October 27, 1996


                               Increase      %         Increase      %

                               (Decrease)  Change      (Decrease)  Change


Sales                           $41,694      5.9%       $88,222       6.2%

Cost of products sold            35,832      6.3         67,842       5.9

                                -------      ---        -------       ---

  Gross profit                    5,862      4.3         20,380       7.6


Selling expenses                 (4,319)    (8.9)        (9,366)     (9.7)

General and administrative

  expenses                        1,983      3.7          9,044       8.6

                                -------      ---        -------      ---


Operating expenses               (2,336)    (2.3)          (322)      (.2)

                                -------      ---        -------      ---


  Operating income                8,198     25.0         20,702      31.9


Other income (expense)           (2,617)   (64.4)          (596)    (10.0)


Income before taxes               5,581     15.2         20,106      28.4


Provision for income taxes        1,457      9.6          6,969      24.1


Net income                       $3,933     18.0%       $12,859      30.4%

                                 ------     ----        -------      ---

                                 -----      ----        -------      ---




Current Quarter Compared to Same Quarter Last Year


Net income rose 7 percent to a second quarter record of $25,772,000 or 68 cents per share compared to $24,011,000 and 52 cents per share a year ago.

Last year's second quarter included income from discontinued operations of

$2,172,000 or 5 cents per share.  Earnings per share in the current year benefited from fewer outstanding shares resulting from significant share repurchases over the past few months.


Income from continuing operations for the 13 weeks ended October 27,1996 was up 18 percent on a 6 percent increase in revenues.  Earnings per share from continuing operations was 45 percent ahead of last year's similar period on the reduced number of shares.  The improvement in second quarter and first half earnings from continuing operations was largely driven by a dramatic improvement in the Company's recreational vehicle business.  A sharp increase in motor home sales and profits led to the favorable RV results.


Consolidated revenues rose 6 percent to a record $748.8 million in the second quarter, up from $707.1 million a year ago, as a result of the stronger motor home sales.  Prior year revenues have been restated to exclude finance revenues from the discontinued finance operation.


Recreational vehicle revenues for the 13 weeks were $348.8 million, 13 percent ahead of last year's $309.3 million.  Last year's RV revenues included $12.7 million in sales from the Company's European operation which was sold in May 1996.  Motor home revenues of $215.8 million were 33 percent ahead of last year's second quarter on a 16 percent gain in unit volume to

3,521 motor homes.  Towable RV products did not fare as well, however.

Travel trailer revenues eased 1 percent to $111 million as unit volume declined 7 percent to 7,889.  Folding trailer sales were off 3 percent to

$22.0 million on a 12 percent decline in units to 4,763.  Recreational vehicle sales accounted for 47 percent of total Company revenues, up from 44 percent last year.


Manufactured housing revenues for the quarter were $385.5 million, virtually identical to last year's record second quarter.  The housing group sold

17,748 homes in the quarter which was 3 percent below last year's similar period.  Due to a heavier mix of multi-section homes, floors shipped were virtually identical to last year's record second quarter.  Housing group sales represented 51 percent of total Company revenues, down from 55 percent in last year's second quarter.


Gross profit dropped as a percentage of sales from 19.2 percent to 18.9 percent as lower manufactured housing margins more than offset improved RV margins.  Housing margins were impacted by start-up costs at two new plant facilities while RV margins benefited from a more favorable sales mix.


Operating expenses of $100.6 million were 2 percent below last year's similar period, while declining as a percentage of sales from 14.6 percent to 13.4 percent.  Selling expenses dropped 9 percent to $44.5 million primarily reflecting lower RV costs for sales promotion and product financing subsidies.  As a percentage of sales, selling expenses declined from 6.9 percent to 5.9 percent.  General and administrative expenses rose 4 percent to $56.1 million, but decreased as a percentage of sales from 7.7 percent to 7.5 percent.  None of the administrative cost increases were individually significant.


Non-operating income of $1.4 million was 64 percent below the $4.1 million earned last year due to lower investment income and higher interest expense.

Lower invested balances and reduced rates of return led to the investment income decline.  Interest expense in the current period was primarily related to long-term debt, which the Company did not have a year ago.  Last year's interest expense in the second quarter was more than offset by a cumulative adjustment to reclassify interest charges related to non-

qualified employee benefit plans.


The effective income tax rate declined to 39.2 percent in the second quarter from 41.2 percent a year ago.  The decline in the tax rate is mainly attributable to the elimination of the German RV operation which last year was generating operating losses with no tax benefits.


Current Year-To-Date Compared to Same Period Last Year


Net earnings for the first six months of fiscal 1997 were up 92 percent to

$89,882,000 compared to $46,809,000 for last year's first half.  Included in current year earnings is an after-tax gain of $33,891,000 on the sale of

Fleetwood Credit Corp., the Company's RV finance subsidiary.  First half earnings also include $887,000 or 2 cents per share for one month of operations from the discontinued finance operation.  With the reduction in outstanding shares, earnings per share more than doubled to $2.15 versus

$1.01 in the prior year.


Income from continuing operations in the first half surged 30 percent to a record $55,104,000, up from $42,245,000 a year ago.  Per share earnings from continuing operations jumped an even greater 45 percent from 91 cents to $1.32 on the fewer outstanding shares.


First half revenues climbed 6 percent to a new high of $1.50 billion compared to $1.41 billion in last year's similar period.  Prior year revenues have been restated to exclude finance revenues from the discontinued finance operation.  As previously discussed, revenue gains were primarily the result of stronger motor home sales.


Six month RV revenues were $706.7 million, 10 percent higher than last year's $641.6 million, which included $31.0 million of European sales.

This primarily reflects the strength of motor home sales which were up 33 percent to $439.7 million on a 19 percent volume increase to 7,695 units.

Travel trailer sales were lower, falling 3 percent to $227.9 million, as shipments dropped 7 percent to 16,726 units.  Folding trailer sales were off from last year's record pace, falling 12 percent to $39.1 million.

Folding trailer unit volume fell 23 percent to 8,287 units shipped.  As a percentage of total Company revenues, RV revenues increased from 45 percent last year to 47 percent in the current year.


Housing revenues for the first six months reached an all-time high of

$762.6 million, 2 percent ahead of last year's similar period.  Unit shipments declined 1 percent to 35,201 units, but the shift from single-

section units to multi-section units resulted in a 2 percent increase in floors shipped.  Housing sales were 51 percent of total Company revenues,

down from 53 percent last year.


Gross profit margin for the six month period increased as a percentage of sales from 18.9 percent to 19.2 percent.  Improved RV profit margins more than offset the impact of lower housing margins, which were eroded in the second quarter.


Operating expenses of $201.8 million for the first six months were virtually unchanged from the prior year.  As a percentage of sales,

however, operating expenses dropped to 13.5 percent from 14.3 percent.

Selling expenses fell as a percentage of sales from 6.9 percent to 5.8 percent, while general and administrative expenses rose slightly from 7.5 percent to 7.6 percent.  Selling expenses fell 10 percent to $87.5 million reflecting lower sales promotion and product financing costs, which more than offset higher product warranty costs.  General and administrative expenses rose 9 percent to $114.3 million primarily due to higher management incentive compensation resulting from improved profitability.


Non-operating income for the six month period dropped 10 percent to $5.4 million primarily reflecting interest expense on long-term debt which did not exist last year.  The higher interest expense more than exceeded the rise in investment income for the period.


The effective income tax rate decreased from 40.8 percent to 39.4 percent due to the elimination of European operating losses as mentioned previously.


Although the Company achieved record operating results in the first half of fiscal 1997, there are currently signs of weakening demand for both manufactured homes and recreational vehicles.  Order backlogs are below the levels of a year ago, and sales in the early part of the third quarter are running slightly behind last year's pace.


Liquidity and Capital Resources


The Company generally relies upon internally generated cash flows to satisfy working capital needs and to fund capital expenditures.  Cash generated from operations dropped to $53.4 million in the first half of the current fiscal year compared to $153.2 million in the prior year.  This change, which was primarily related to recreational vehicle operations,

largely reflects a $32.9 million rise in inventory levels versus a $71.4 million decline last year.


Included in first half cash flows is $132.2 million, net of income taxes,

received from the sale of Fleetwood Credit Corp.  The proceeds from the sale of FCC, along with the sale of investment securities, yielded net cash from investing activities of $295.0 million.


During the six months ended October 27, 1996, the Company purchased 10.3 million shares or approximately 22.5 percent of its outstanding Common stock at a cost of $311.7 million.  A Dutch Auction tender offer in the first quarter resulted in the purchase of 7.7 million shares at $31 per share.  In the second quarter, the Company purchased 2.6 million shares of

Common stock at an average price of $27.875 per share.  Cash outflows also included $13.0 million for shareholder dividends, $25.0 million for the retirement of long-term debt and $22.3 million for capital expenditures.




                      PART II         OTHER  INFORMATION



Item 4.  Submission of Matters to a Vote of Security Holders


At Fleetwood's Annual Meeting of Shareholders held on September 10, 1996,

the following directors were elected to three-year terms to Fleetwood's

Board of Directors:  Dr. Douglas M. Lawson, Walter F. Beran and Andrew

Crean.  The following directors continued in office after the meeting, but were not elected at the meeting:  John C. Crean, William W. Weide, Glenn F.

Kummer, Thomas A. Fuentes and Dr. James L. Doti.


The shareholder votes on the elections were as follows:



                                  For                   Withheld Vote


    Douglas M. Lawson         35,273,484                 134,750


    Walter F. Beran           35,269,008                 139,226


    Andrew Crean              34,925,414                 482,820



In addition, the shareholders approved the adoption of the Amended and

Restated 1992 Stock-Based Incentive Compensation Plan which was approved by the Compensation Committee of the Board of Directors and ratified by the

Board of Directors on April 17, 1996.  The shareholder vote on the proposed plan was as follows:




    For:                      25,163,267


    Against:                   7,107,009


    Abstain:                     146,907


    Broker Non-Vote:           2,991,051



The shareholders also approved amendments to the Company's Amended and

Restated Long-Term Incentive Plan which has been in effect since 1988 and was amended and restated in 1994.  The shareholder vote on the proposed amendments was as follows:



    For:                      34,662,747


    Against:                     448,757


    Abstain:                     148,772


    Broker Non-Vote:             147,958




The total number of shares of Fleetwood Common stock outstanding as of July

19, 1996, the record date for the Annual Meeting, was 38,056,659 shares.




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


December 3, 1996


                          FLEETWOOD ENTERPRISES, INC.

                      CONSOLIDATED FINANCIAL INFORMATION

                            FINANCIAL DATA SCHEDULE



[SROS]        NYSE

[SROS]        PSE