Form 10-Q
period 1997-01-26
FLEETWOOD ENTERPRISES INC/DE/
filed 1997-02-28
CIK 314132

FORM 10-Q


                 SECURITIES AND EXCHANGE COMMISSION


                       WASHINGTON, DC   20549



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)


  X              OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended January 26, 1997



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

(State or other jurisdiction of  (I.R.S. Employer Identification Number)

incorporation or organization)


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


Class                                Outstanding at January 26, 1997

_________________________           _______________________________________


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



     Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading.  In the Company's opinion, the statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the periods ending January 26, 1997 and January 28, 1996 and the balances as of January 26, 1997 and April 28, 1996.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.




               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To the board of directors and shareholders of Fleetwood Enterprises, Inc.:



     We have reviewed the accompanying condensed consolidated balance sheet of FLEETWOOD ENTERPRISES, INC. (a Delaware Corporation) and subsidiaries as of January 26, 1997, and the related condensed consolidated statements of income for the thirteen and thirty-nine week periods ended January 26, 1997 and January 28, 1996, the condensed consolidated statements of  cash flows for the thirty-nine week periods ended January 26, 1997 and January 28,

1996, and the condensed consolidated statement of changes in shareholders'

equity for the thirty-nine week period ended January 26, 1997.  These financial statements are the responsibility of the company's management.


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

February 25, 1997



                FLEETWOOD ENTERPRISES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                 (Amounts in thousands except per share data)

                                 (UNAUDITED)


                            Thirteen     Thirteen   Thirty-nine  Thirty-nine

                             Weeks         Weeks        Weeks        Weeks

                             Ended         Ended        Ended        Ended

                            Jan. 26,     Jan. 28,     Jan. 26,      Jan. 28,

                              1997         1996         1997          1996


Sales                      $627,961      $625,444   $2,127,986   $2,037,247

Cost of products sold       516,137       511,102    1,728,746    1,655,869

                            -------       -------      -------      -------

  Gross profit              111,824       114,342      399,240      381,378


Operating expenses           90,559        91,730      292,370      293,863

                            -------       -------      -------      -------


  Operating income           21,265        22,612      106,870       87,515


Other income (expense):

  Investment income           2,151         3,480       10,205       10,227

  Interest expense             (703)         (383)      (3,177)      (1,001)

  Other                         (32)         (457)        (239)        (617)

                            -------       -------      -------       -------

                              1,416         2,640        6,789        8,609

                            -------       -------      -------       -------


Income from continuing operations

  before income taxes

  and minority interest      22,681        25,252      113,659       96,124


Provision for income

  taxes                      (8,902)      (10,417)     (44,776)     (39,322)


Minority interest in net loss

  of subsidiary                 --            109           --          387

                            -------       -------      -------       ------


Income from continuing

  operations                 13,779        14,944       68,883       57,189


Income from discontinued

  operations:

  Income from operations of

   finance subsidiary (net of

   income taxes)                --          2,358          887        6,922

  Gain of sale of finance

   subsidiary (net of

   income taxes)                --             --       33,891           --

                            -------       -------      -------      -------

                                --          2,358       34,778        6,922

                            -------       -------      -------      -------


Net income                  $13,779       $17,302     $103,661      $64,111

                            -------       -------      -------      -------

                            -------       -------      -------      -------


Net income per Common and

  equivalent share:

  Continuing operations        $.38          $.32        $1.72        $1.23

  Discontinued operations:

   Income from operations

    of finance subsidiary       --            .05          .02          .15

   Gain on sale of

    finance subsidiary          --            --           .84           --

                            -------       -------      -------      -------


  Total                        $.38          $.37        $2.58        $1.38

                            -------       -------      -------      -------

                            -------       -------      -------      -------


 Dividends declared

  per share of Common

  stock outstanding            $.16          $.15         $.48         $.45

                            -------       -------      -------      -------

                            -------       -------      -------      -------


 Common and equivalent

  shares outstanding         36,556        46,387       40,103       46,467




                    See accompanying notes to financial statements.



               FLEETWOOD ENTERPRISES, INC. AND SUBSIDIARIES

                  CONSOLIDATED BALANCE SHEETS (CONDENSED)

                           (Amounts in thousands)


                                 ASSETS


                                        January 26,        April 28,

                                           1997              1996

                                       (Unaudited)


Cash                                    $ 22,678           $ 15,792

Investments                               81,415            272,138

Receivables                              173,280            173,380

Inventories:

  Raw materials                          108,345             94,302

  Work in process and finished products   56,815             43,597

Net assets of discontinued operations         --             97,444

Property, plant and equipment            278,188            266,587

Deferred tax benefits                     71,172             65,224

Cash value of Company-owned

  life insurance                          30,846             30,953

Other assets                              40,634             49,515

                                      ----------           --------

                                        $863,373         $1,108,932



                       LIABILITIES AND SHAREHOLDERS' EQUITY



Notes payable to banks                  $ 21,000           $     --

Accounts payable                          87,477            104,850

Employee compensation and benefits       106,839            109,552

Federal and state taxes on income          4,759            (16,850)

Insurance reserves                        45,899             47,408

Long-term debt                            55,000             80,000

Other liabilities                        115,375            134,835

                                         -------            -------

                                         436,349            459,795

                                         -------            -------


Contingent liabilities


Shareholders' equity:


  Preferred stock, $1 par value, authorized

    10,000,000 shares, none outstanding       --                 --

  Common stock, $1 par value, authorized

    75,000,000 shares, outstanding 35,562,000

    at January 26, 1997 and 45,640,000

    at April 28, 1996                      35,562            45,640

  Capital surplus                          36,177            42,758

  Retained earnings                       355,217           561,500

  Foreign currency translation

    adjustment                               (507)             (946)

  Investment securities valuation

    adjustment                                575               185

                                          -------           -------

                                          427,024           649,137

                                          -------           -------


                                         $863,373        $1,108,932

                                          -------           -------

                                          -------           -------



                See accompanying notes to financial statements.



          FLEETWOOD ENTERPRISES, INC. AND SUBSIDIARIES

        CONSOLIDATED STATEMENTS OF CASH FLOWS (CONDENSED)

                      (Amounts in thousands)

                           (UNAUDITED)


                                              Thirty-nine       Thirty-nine

                                             Weeks Ended        Weeks Ended

                                            Jan. 26, 1997      Jan. 28, 1996



CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                    $103,661            $64,111

Adjustments to reconcile net income to net

  cash provided by operating activities:

  Depreciation expense                          18,936             19,147

  Amortization of intangibles and goodwill       1,420                935

  Losses on sales of property,

    plant and equipment                            239                617

  Gain on sale of finance subsidiary           (33,891)                --

  Changes in assets and liabilities:

    (Increase) decrease in receivables             100             (4,913)

    (Increase) decrease in inventories         (27,261)            56,975

    Increase in deferred tax benefits           (5,948)            (8,563)

    (Increase) decrease in cash value of

      Company-owned life insurance                 107            (11,333)

    Decrease in other assets                     7,461              3,835

    Decrease in accounts payable               (17,373)           (12,104)

    Increase (decrease) in other liabilities    (2,073)            19,115

  Foreign currency translation adjustment          439               (737)

                                               -------            -------


Net cash provided by operating activities       45,817            127,085

                                               -------            -------


CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of investment securities:

  Held-to-maturity                          (3,328,812)        (3,129,225)

  Available-for-sale                        (1,531,739)          (363,536)

Proceeds from maturity of investment securities:

  Held-to-maturity                           3,345,024          3,128,672

  Available-for-sale                         1,461,352            181,703

Proceeds from sale of available-for-

  sale investment securities                   245,288            116,982

Purchases of property, plant

  and equipment, net                           (30,776)           (23,547)

Proceeds from sale of finance subsidiary,

  net of income taxes                          132,222                 --

Change in net assets of discontinued

  operation                                       (887)            (6,894)

                                               -------             -------


Net cash provided by (used in)

  investing activities                         291,672            (95,845)

                                               -------             -------



CASH FLOWS FROM FINANCING ACTIVITIES:

Short-term borrowings                           21,000                --

Retirement of long-term debt                   (25,000)               --

Dividends to shareholders                      (18,675)           (20,661)

Proceeds from exercise of stock options          3,810              1,092

Repurchase of Common stock                    (311,738)           (11,505)

                                               -------            -------

Net cash used in

  financing activities                        (330,603)           (31,074)

                                               -------            -------


Increase in cash                                 6,886                166

Cash at beginning of period                     15,792              9,410

                                                ------            -------


Cash at end of period                          $22,678             $9,576

                                                ------             ------

                                                ------             ------

Supplementary disclosures:

  Income taxes paid                            $52,499            $41,315

  Interest paid                                  3,534                872



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

                                                    Currency  rities

                                                    Trans-    Valu-    Total

                  Common Stock                      lation    ation    Share-

                  Number of      Capital  Retained  Adjust-   Adjust- holders'

               Shares    Amount  Surplus  Earnings  ment      ment     Equity


Balance

  April 28,

   1996        45,640   $45,640  $42,758  $561,500   $(946)    $185   $649,137


 Add (deduct)-


 Net income       --       --         --   103,661     --      --      103,661


 Cash dividends

  declared on

  Common stock    --       --         --   (18,675)    --      --     (18,657)


 Stock options

  exercised       208       208    3,602       --       --     --        3,810


 Stock

  repurchased (10,286)  (10,286) (10,183) (291,269)     --     --    (311,738)


 Foreign currency

  translation

  adjustment       --       --        --       --      439    --           439


 Investment securities

  valuation

  adjustment       --       --        --       --       --       390       390


Balance January 26,

    1997       35,562   $35,562  $36,177  $355,217   $(507)     $575  $427,024

               ------   -------  -------  --------   -----      ----  --------

               ------   -------  -------  --------   -----      ----  --------


           See accompanying notes to financial statements.





                 FLEETWOOD ENTERPRISES, INC. AND SUBSIDIARIES


             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                               JANUARY 26, 1997



1)   Reference to Annual Report


    Reference is made to the Notes to Consolidated Financial Statements included in the Company's Form 10-K annual report for the year ended

    April 28, 1996.


2)   Industry Segment Information


    Information with respect to industry segments for the periods ending

    January 26, 1997 and January 28, 1996 is shown below:




                           13 Weeks     13 Weeks     39 Weeks     39 Weeks

                           Ended        Ended        Ended        Ended

                           Jan. 26,     Jan. 28,     Jan. 26,     Jan. 28,

                           1997         1996         1997         1996


     OPERATING REVENUES:


     Manufactured housing  $324,449     $333,045     $1,087,091   $1,081,034

     Recreational vehicles  293,721      279,577      1,000,410      921,194

     Supply operations        9,791       12,822         40,485       35,019

                           --------     --------     ----------   ----------


                           $627,961     $625,444     $2,127,986   $2,037,247

                           --------     --------     ----------   ----------

                           --------     --------     ----------   ----------


     OPERATING INCOME:


     Manufactured housing   $ 8,355      $20,166       $ 62,363      $79,310

     Recreational vehicles   14,142        2,955         52,955       14,604

     Supply operations         (390)         973          1,081        1,881

     Corporate and other*      (842)      (1,482)        (9,529)      (8,280)

                            -------      -------        -------     --------


                            $21,265      $22,612       $106,870      $87,515

                            -------      -------        -------      -------

                            -------      -------        -------      -------


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

January 26, 1997.  THE AMOUNTS SHOWN BELOW APPLY ONLY TO CONTINUING

OPERATIONS.



                             Thirteen Weeks             Thirty-nine Weeks

                             Ended                       Ended

                             January 26,                 January 26,

                             1997                        1997


                             Increase        %           Increase       %

                             (Decrease)    Change        (Decrease)   Change


Sales                         $2,517          .4%        $90,739        4.5%

Cost of products sold          5,035         1.0          72,877        4.4

                              -------        ---         -------        ---

  Gross profit                (2,518)       (2.2)         17,862        4.7


Selling expenses              (1,258)       (2.8)        (10,624)      (7.5)

General and administrative

    expenses                      87          .2           9,131        6.0

                                -----         ---           -----      ----

Operating expenses            (1,171)       (1.3)         (1,493)       (.5)

                                -----         ---           -----       ----


  Operating income            (1,347)       (6.0)         19,355       22.1


Other income (expense)        (1,224)      (46.4)         (1,820)     (21.1)


Income before taxes           (2,571)      (10.2)         17,535       18.2


Provision for income taxes    (1,515)      (14.5)          5,454       13.9


Net income                   $(1,165)       (7.8)%       $11,694       20.4%

                                -----       ----          ------       ----

                                -----       ----          ------       ----





Current Quarter Compared to Same Quarter Last Year


Net income for the third quarter declined to $13,779,000 or 38 cents per share compared to $17,302,000 and 37 cents per share for last year's similar period.  Most of the decline was the result of the divestiture in May 1996 of Fleetwood Credit Corp., the Company's RV finance subsidiary, which had contributed earnings of $2,358,000 or five cents per share in last year's third quarter.  Earnings from continuing operations were off eight percent,

but earnings per share from continuing operations increased 19 percent from

32 to 38 cents as a result of the repurchase of approximately 10.3 million shares earlier in the current fiscal year.


The recreational vehicle group continued to generate improved results in the third quarter as it did in the first half of fiscal 1997.  The RV group improvement, however, did not offset the decline in results for the manufactured housing group, which experienced lower gross margins and increased overhead expenses, partially as a result of new plant start-up costs and organizational changes.


The Company recorded third quarter revenues of $628.0 million compared to

$625.4 million a year ago.  Improved sales of recreational vehicles more than offset a decline in manufactured housing revenues.  Prior year revenues have been restated to exclude finance revenues from the discontinued finance operation.


Recreational vehicle sales increased five percent to $293.7 million compared to $279.6 million in last year's similar period.  Last year's RV sales included $11.5 million from a European operation which was sold in May 1996.

Motor home and travel trailer operations each experienced revenue increases for the quarter despite modest declines in unit sales.  This reflects a market shift to the larger and more expensive products.  Motor home revenues were up 13 percent to $176.1 million, despite a one percent decline in shipments to 2,764 units.  Travel trailer sales rose three percent to $95.8 million, even though volume declined three percent to 6,477 units.  Folding trailer sales increased 15 percent to a record $21.8 million on a seven percent rise in shipments to 4,871 units.  Recreational vehicle sales accounted for 47 percent of total Company revenues, up from 45 percent last year.


Manufactured housing sales slipped three percent to $324.5 million from

$333.0 million last year.  Although housing shipments dropped nine percent to 14,568 units, the volume of floors shipped fell only two percent to

22,770, resulting from a shift to greater sales of multi-section homes.

Housing group sales were 52 percent of total Company revenues, down from 53 percent last year.


Manufacturing gross profit for the quarter was 17.8 percent, down from 18.3 percent for the same quarter last year.  RV margins were higher primarily due to a more favorable sales mix, while housing  margins worsened with higher lumber costs, employee benefit increases and new plant start-up costs.


Operating expenses of $90.6 million were down $1.2 million or one percent from last year's similar period, and also declined as a percentage of sales from 14.7 percent to 14.4 percent.  Selling expenses of $42.9 million were down three percent or $1.3 million, and were also lower as a percentage of sales, declining from 7.1 percent to 6.8 percent.  Virtually all of the reduction in selling costs came in the RV group, largely due to lower product financing and sales promotion costs.  The RV reductions were substantially offset by higher costs in the housing group attributable to increases in product warranty and sales promotion expenses.  General and administrative expenses rose less than one percent to $47.6 million and were unchanged as a percentage of sales at 7.6 percent.  Cost increases in the housing group attributable to organizational changes and new start-up plants were largely offset by other cost reductions.


Non-operating income of $1.4 million was 46 percent below the $2.6 million earned last year.  This primarily resulted from a $1.3 million decline in investment income on lower invested balances and reduced rates of return.

Interest expense increased due to the existence of long-term debt, which the

Company did not have a year ago.


The effective income tax rate in the third quarter declined from 41.3 percent to 39.2 percent, primarily due to the elimination of the European RV operation that was generating operating losses last year with no tax benefits.


Current Year-To-Date Compared to Same Period Last Year


Net income for the nine months increased to $103,661,000 or $2.58 per share compared to $64,111,000 or $1.38 per share in the corresponding period last year.  Current year earnings include a one-time gain from the sale of

Fleetwood Credit Corp. of $33.9 million or 84 cents per share.  Fleetwood

Credit Corp. contributed earnings from operations of two cents per share in the current nine months compared to 15 cents per share for last year's similar period.  Nine-month earnings from continuing operations rose 20 percent to $68,883,000, but the per share amount jumped 40 percent to $1.72 versus $1.23 in the prior year due to share repurchases.


Nine-month revenues rose approximately four percent to $2.13 billion compared to $2.04 billion in the previous year.  This improvement was fueled by higher motor home sales.  Prior year revenues have been restated to exclude finance revenues from the discontinued finance operation.


Recreational vehicle revenues for the nine months were $1.0 billion, nine percent higher than last year's $921.2 million, which included $42.5 million from the now-divested European operation.  Motor home sales of $615.8 million were up 27 percent on a 13 percent volume increase to 10,459 units.

Travel trailer sales of $323.7 million were off one percent as shipments dropped six percent to 23,203 units.  Folding trailer sales eased four percent to $61.0 million compared to the nine-month period a year ago.

Folding trailer unit volume fell 14 percent to 13,158 units shipped.  As a percentage of total Company revenues, the RV group increased from 45 percent last year to 47 percent in the current year.


Manufactured housing revenues for the nine months were up about one percent to $1.09 billion.  Unit shipments decreased four percent to 49,769 units,

but the shift from single-section to multi-section homes resulted in a one percent increase in floors shipped to 75,476.  Housing sales were 51 percent of total Company revenues, down from 53 percent last year.


Manufacturing gross profit for the nine-month period increased slightly as a percentage of sales from 18.7 percent to 18.8 percent.  Improved RV profit margins were substantially offset by lower housing margins.


Operating expenses of $292.4 million were down less than one percent from the prior year's first nine months.  As a percentage of sales, operating expenses dropped to 13.7 percent from 14.4 percent.  Selling expenses fell as a percentage of sales from 6.9 percent to 6.1 percent while general and administrative expenses rose slightly from 7.5 percent to 7.6 percent.

General and administrative expenses rose six percent to $161.9 million due primarily to higher management incentive compensation resulting from improved profitability.


Non-operating income for the nine-month period dropped 21 percent to $6.8 million, primarily reflecting interest expense on long-term debt which did not exist last year.


The effective income tax rate decreased from 40.9 percent to 39.4 percent principally due to the elimination of European operating losses as discussed previously.



Liquidity and Capital Resources


The Company generally relies upon internally generated cash flows to satisfy working capital needs and to fund capital expenditures.  Occasionally, short-

term bank borrowings are required to support seasonal working capital needs during the winter months.  Cash generated from operations declined to $45.8 million in the first nine months of the current fiscal year compared to

$127.1 million in the prior year, primarily due to the variability of RV inventories.  Last year, inventories were reduced nearly $57.0 million compared to a $27.3 million increase in the current year.


Included in the nine-month cash flows is $132.2 million received from the sale of Fleetwood Credit Corp., net of income taxes, as was discussed in the first quarter Form 10-Q report.  The proceeds from the sale of FCC, along with the sale of investment securities, yielded net cash from investing activities of $291.7 million.


During the nine months ended January 26, 1997, the Company repurchased and retired 10.3 million shares of its own stock, representing approximately

22.5 percent of its outstanding Common stock, at a cost of $311.7 million.

As previously reported in the Form 10-Q for the first quarter, the Company completed a Dutch Auction tender offer which resulted in the purchase of 7.7 million shares.  Included in the second quarter was the purchase of 2.4 million shares of stock from the Company's Chairman of the Board.  The balance of the shares were purchased on the open market during the second quarter.  Cash outflows also included $18.7 million for dividends to shareholders and $25.0 million for the retirement of long-term debt.  Near the end of the third quarter of fiscal 1997, the Company initiated $21.0 million in short-term bank borrowings to serve working capital needs.  These borrowings were paid off within a few business days following the end of the quarter.



                            SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         FLEETWOOD ENTERPRISES, INC.




                                        _____________________________

                                        Paul M. Bingham

                                        Senior Vice President - Finance

                                        and Chief Financial Officer


February 28, 1997


                          FLEETWOOD ENTERPRISES, INC.

                      CONSOLIDATED FINANCIAL INFORMATION

                            FINANCIAL DATA SCHEDULE



[SROS]        NYSE

[SROS]        PSE