Form 10-K
period 1997-04-27
FLEETWOOD ENTERPRISES INC/DE/
filed 1997-07-07
CIK 314132

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-K

(MARK ONE)       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
   /X/            OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE
                                   REQUIRED)
                    For the fiscal year ended April 27, 1997

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
     COMMON STOCK, $1 PAR VALUE           NEW YORK STOCK EXCHANGE, INC.
                                          PACIFIC EXCHANGE, INC.

     PREFERRED SHARE PURCHASE RIGHTS      NEW YORK STOCK EXCHANGE, INC.
                                          PACIFIC EXCHANGE, INC.

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

    AGGREGATE MARKET VALUE OF COMMON STOCK HELD BY NON-AFFILIATES ON JUNE 23, 1997: $865,510,000 (29,845,171 SHARES AT CLOSING PRICE ON NEW YORK STOCK EXCHANGE OF $29.00). FOR THIS PURPOSE ALL SHARES HELD BY OFFICERS AND DIRECTORS ARE CONSIDERED TO BE HELD BY AFFILIATES, BUT NEITHER THE REGISTRANT NOR SUCH PERSONS CONCEDE THAT THEY ARE AFFILIATES OF THE REGISTRANT.

          COMMON STOCK OUTSTANDING ON JUNE 23, 1997: 35,889,799 SHARES

                      DOCUMENTS INCORPORATED BY REFERENCE:

     THE COMPANY'S PROXY STATEMENT WITH RESPECT TO ITS 1997 ANNUAL MEETING.

                          FLEETWOOD ENTERPRISES, INC.
                                     PART I

ITEM 1. BUSINESS
GENERAL

    Fleetwood Enterprises, Inc. is the nation's largest producer of manufactured housing and recreational vehicles (motor homes, travel trailers, folding trailers and slide-in truck campers). The Company's principal manufacturing activities are primarily conducted in 18 states within the U.S., and to a much lesser extent in Canada. In addition, the Company operates three supply companies which produce components for the primary manufacturing operations, while also generating outside sales. Fleetwood Credit Corp. (FCC), the Company's wholly owned RV finance subsidiary, was sold in May 1996. Finance revenues from FCC have been excluded from revenues, and results of operations have been classified as discontinued operations.

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

                                                                               YEARS ENDED APRIL
                                                   -------------------------------------------------------------------------
                                                       1997          %          1996          %          1995          %
                                                   ------------     ---     ------------     ---     ------------     ---
                                                                            (DOLLARS IN THOUSANDS)

Manufactured housing.............................  $  1,426,940         50% $  1,443,016         51% $  1,370,293         49%
                                                   ------------        ---  ------------        ---  ------------        ---
Recreational vehicles:
    North American sales--
        Motor homes..............................       855,214         30       720,186         26       759,792         27
        Travel trailers..........................       453,274         16       458,159         16       493,432         17
        Folding trailers.........................        86,675          3        87,208          3        82,207          3
    European sales...............................            --         --        51,941          2        52,488          2
                                                   ------------        ---  ------------        ---  ------------        ---
                                                      1,395,163         49     1,317,494         47     1,387,919         49
                                                   ------------        ---  ------------        ---  ------------        ---
Supply operations................................        52,323          1        48,767          2        49,650          2
                                                   ------------        ---  ------------        ---  ------------        ---
                                                   $  2,874,426        100% $  2,809,277        100% $  2,807,862        100%
                                                   ------------        ---  ------------        ---  ------------        ---
                                                   ------------        ---  ------------        ---  ------------        ---

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

    Fleetwood's housing products are sold under various trade names with models available in a variety of floorplans ranging in size from 820 to 2,650 square feet. A typical manufactured home includes a living room, dining area, kitchen, one or two bathrooms, and usually two or more bedrooms. Substantially all of the Company's homes are equipped with carpeting, major appliances, drapes and forced air furnaces, and may include furniture, all of which are included in the base price. Optional features available include upgraded furniture packages, air conditioning, automatic dishwashers and washers and dryers. Retail prices of the Company's manufactured homes range from approximately $11,000 up to about $120,000, although most are designed to sell for under $25,000.

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

RECREATIONAL VEHICLES

  MOTOR HOMES:

    Fleetwood is the largest producer of motor homes in the United States, manufacturing products under the brand names Bounder, Southwind, Pace Arrow, Pace Arrow Vision, Flair, Storm, Discovery, American Eagle, American Dream, American Tradition, Tioga and Jamboree.

    Motor homes are self-propelled vehicles which are primarily utilized for vacations, camping trips and other leisure activities. A motor home is a bus-like unit built directly on a purchased automotive chassis. The interior typically includes the driver area, kitchen, bathroom, dining and sleeping areas. The Company's Bounder, Southwind, Pace Arrow, Pace Arrow Vision, Flair, Storm, Discovery, American Eagle, American Dream and American Tradition lines are conventional (Type A) motor homes which are fully self-contained, having sleeping accommodations for four to eight people and such optional features as air conditioning, auxiliary power generator and stereo radio. These units are available in a variety of models ranging in length from 24' to 40'. Tioga and Jamboree are more compact (Type C) motor homes built on cut-away van chassis with basically the same features and options as full-size conventional models. Type C units are available in various models ranging in length from 19' to 31'.

    In May 1996, the Company sold its interest in its European subsidiary, Niesmann and Bischoff, a motor home manufacturer located in Koblenz, Germany. The Company had acquired a majority interest in this subsidiary in September 1992. The loss on disposition was recognized in the fourth quarter of fiscal 1996.

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

    Most conventional travel trailers produced by Fleetwood are in 8' widths and vary in length from 19' to 39' (including trailer hitch). The Avion and Westport products are slightly larger than the standard 8' width. The Company also produces fifth-wheel trailers which are designed to be towed exclusively by pickup trucks. Slide-in truck campers under the Caribou, Elkhorn and Angler brand names are manufactured in one of the Company's travel trailer factories. These units are similar in use and features to travel trailers, but are designed to fit in the bed of a pickup truck.

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

DISCONTINUED OPERATIONS

    In May 1996, the Company completed the sale of its wholly owned RV finance subsidiary, Fleetwood Credit Corp., to Associates First Capital Corporation. The sale was a cash transaction for $156.6 million, resulting in an after-tax gain of $33.9 million which was recognized in the first quarter of fiscal 1997. In addition, net income of $887,000 from FCC's operations in fiscal 1997 until the date of sale was recorded in the first quarter as income from discontinued operations. In connection with the sale, a long-term operating agreement was signed to assure continuing cooperation between the Company and Associates.

SALES AND DISTRIBUTION

    Fleetwood's policy is to produce manufactured housing only against orders received from dealers, and the Company does not generally maintain an inventory of finished homes. Recreational vehicles are sometimes built for inventory, particularly during the winter months in anticipation of heavier spring demand. The Company sells its recreational vehicles and manufactured housing to independent dealers operating from approximately 2,600 locations in 49 states and Canada. Historically, the Company has sold its products through many independent dealers, none of which individually accounted for a material part of the Company's total sales. Large chain dealerships have in recent years become more important distributors of the Company's manufactured housing products. However, no single dealer accounted for as much as four percent of Fleetwood's total sales during the most recent fiscal year. In the past, the Company has not had many exclusive dealership arrangements and most dealers sell competitive lines; however, the Company's housing group has recently been encouraging a trend toward more exclusive dealership arrangements, and about 35 percent of Fleetwood's housing retailers are exclusive.

    With the exception of several vertically integrated entities, most companies in the manufactured housing industry, including Fleetwood, have traditionally marketed their homes through independent retailers. Recently, competition for retail shelf space has intensified as additional industry companies have sought to achieve vertical integration by buying existing retailers. Also, site-builders with no previous involvement in the retail manufactured home business have attempted to purchase industry retailers, and at least one financial organization has attempted to consolidate retailers under a single ownership to create a publicly owned retail organization. These efforts create a risk that independent distribution channels for Fleetwood homes may not be as readily available as they have been in the past which might require the Company to alter the way it markets its homes in the future.

    Fleetwood provides most purchasers of its recreational vehicles and manufactured housing with a one-year warranty against defects in materials and workmanship, excluding only certain specific components which are separately warranted by the suppliers. With respect to manufactured homes, the Company provides a five-year warranty on structural, plumbing and electrical system failures for homes produced after March 15, 1993. In the case of motor homes, the warranty period is one year or until a unit has been driven 15,000 miles, whichever occurs first, except for structural items which are covered for three years. Annual expenses under such warranties were approximately $104.6 million in 1997 and $102.4 million in 1996.

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

    Sales of recreational vehicles and manufactured housing are generally made to dealers either on a C.O.D. basis or under commitments by financial institutions which have agreed to finance dealer purchases. From time to time, the Company provides financing support programs exclusively for Fleetwood products. One such program with Fleetwood Credit Corp. (FCC) provides floor plan financing to Fleetwood recreational vehicle dealers at interest rates slightly below market, with the Company subsidizing the interest cost. In connection with the sale of FCC, the Company has agreed to continue this subsidy on a more limited basis during fiscal years 1997 and 1998. A similar program exists with another outside lending institution. Under these arrangements, the interest rate to the dealer varies depending on market rates and the extent to which the Company subsidizes the programs. With financing sources more readily available to wholesale and retail buyers, the Company participation in subsidizing financing support programs has decreased in recent years. The aggregate cost of wholesale finance subsidies was $3.8 million in 1997 and $7.0 million in 1996.

    In fiscal 1992, the Company formed an alliance with Associates, a unit of Ford Motor Company, for the purpose of establishing wholesale and retail financing programs exclusively for Fleetwood manufactured housing retailers. One such program provides retail financing to buyers of Fleetwood homes at below-market interest rates, with the Company compensating the lender for the difference between actual and market interest rates. The cost of this program was $869,000 in 1997 and $958,000 in 1996. Currently, about 500 retailers representing approximately 950 sales locations participate in this program which accounts for about 19 percent of the Company's housing volume.

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

IDLE FACILITIES

    Idle facilities include closed plants and certain other properties which are not in current use by the Company. There were four idle plants at the end of both 1997 and 1996. Subsequent to year end, the Company announced that two manufacturing facilities will be closed and that a recently constructed facility will not be opened as planned.

    Idle facilities consist solely of land and multi-purpose buildings with nominal carrying costs. The book value of idle facilities was $5.9 million at April 27, 1997 and $5.5 million at April 28, 1996, net of accumulated depreciation of $2.7 million and $3.7 million, respectively. In the opinion of management, the carrying values of idle facilities are not in excess of realizable value. The Company has generally been successful in disposing of idle facilities at prices that exceed carrying values.

ENGINEERING AND PRODUCT DEVELOPMENT

    The Company is continually engaged in the development of new designs and production techniques for Fleetwood products and in testing construction materials. Amounts spent on these activities were $17.2 million in 1997 and $19.2 million in 1996.

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

EMPLOYEE RELATIONS

    As of April 27, 1997, the Company and its subsidiaries had approximately 18,000 employees. Most full-time employees are provided with paid annual vacations, group life insurance, medical and hospitalization benefits, a retirement plan and other fringe benefits. Approximately 600 of these employees hold management or supervisory positions and work pursuant to written contracts. Pursuant to these contracts, such employees may receive incentive compensation depending on the financial performance of the employer entity, which can represent a substantial part of their total compensation.

    As of April 27, 1997, collective bargaining agreements were in effect at two of Fleetwood's manufacturing locations covering a total of approximately 800 employees. Expiration dates for these agreements are in September 1997 and November 1999. Except for employees at these plants, no other Company employees are represented by a certified labor organization.

ITEM 2. PROPERTIES

    The Company owns its executive offices which are located at 3125 Myers Street in Riverside, California. The administrative offices, which occupy 173,500 square feet, are situated on Company-owned parcels of land totaling approximately 18.1 acres. The following table describes additional property and buildings owned or leased by the Company and its subsidiaries which are utilized for manufacturing, research and development, and administrative purposes as of April 27, 1997.

                                                  APPROXIMATE    APPROXIMATE
FACILITY AND LOCATION                               ACREAGE     SQUARE FOOTAGE
------------------------------------------------  -----------   --------------
Plants Producing Manufactured Housing:
        Hamilton, Alabama(1)....................     10.2          128,500
        Glendale, Arizona.......................     41.5          120,900
        Riverside, California...................     18.8           97,600
        Woodland, California....................     15.8          111,500
        Auburndale, Florida.....................     13.7           97,200

                                                  APPROXIMATE    APPROXIMATE
FACILITY AND LOCATION                               ACREAGE     SQUARE FOOTAGE
------------------------------------------------  -----------   --------------
        Plant City, Florida.....................     11.5           85,800
        Alma, Georgia...........................     43.6          221,700
        Broxton, Georgia........................     20.0          123,100
        Douglas, Georgia........................     25.7          273,600
        Douglas, Georgia........................     20.7          134,100
        Fitzgerald, Georgia.....................     18.6          120,900
        Pearson, Georgia........................     13.3          133,200
        Pearson, Georgia........................     16.2          123,900
        Willacoochee, Georgia...................     33.2          131,500
        Nampa, Idaho............................     19.8          153,500
        Nampa, Idaho............................     11.4           75,700
        Garrett, Indiana........................     22.1          120,800
        Garrett, Indiana........................     20.4          104,900
        Lexington, Mississippi..................     51.6          266,400
        Lexington, Mississippi..................     30.5          109,000
        Lumberton, North Carolina...............     52.0          115,100
        Mooresville, North Carolina.............     21.8          119,300
        Pembroke, North Carolina................     32.4          208,900
        Roxboro, North Carolina.................     20.0           94,700
        Woodburn, Oregon........................     22.4          197,300
        Woodburn, Oregon........................     29.2           56,500
        Elizabethtown, Pennsylvania(1)..........     17.5          101,000
        Elizabethtown, Pennsylvania.............     19.7          112,400
        Gallatin, Tennessee.....................     18.2          185,900
        Lafayette, Tennessee....................     43.3          130,600
        Westmoreland, Tennessee.................     38.6          146,900
        Westmoreland, Tennessee.................     20.6          114,800
        Belton, Texas...........................     53.1          134,600
        Waco, Texas.............................     18.1          117,000
        Waco, Texas.............................      8.6           78,700
        Waco, Texas.............................     19.4           97,200
        Waco, Texas.............................     13.0          114,600
        Wichita Falls, Texas....................     31.5          113,000
        Rocky Mount, Virginia...................     13.8           83,400
        Rocky Mount, Virginia...................     26.3          133,200
        Woodland, Washington....................     18.0          156,500
Plants Producing Recreational Vehicles:
    Motor Homes:
        Chico, California.......................     28.6          153,300
        Riverside, California...................     36.8          326,700
        Decatur, Indiana........................     90.0          340,000
        Decatur, Indiana........................     25.3          179,300
        Paxinos, Pennsylvania...................     71.6          206,200
    Motor Home Service Facilities:
        Riverside, California...................      9.5           66,000
        Decatur, Indiana........................     34.8          176,600
    Travel Trailers:
        Rialto, California(2)...................     18.8          115,700
        Riverside, California(3)................     18.5          100,100
        Crawfordsville, Indiana.................     15.0          131,500
        Hancock, Maryland.......................     20.5          102,900

                                                  APPROXIMATE    APPROXIMATE
FACILITY AND LOCATION                               ACREAGE     SQUARE FOOTAGE
------------------------------------------------  -----------   --------------
        Omaha, Nebraska.........................     22.3          112,100
        Edgerton, Ohio..........................     16.6           92,700
        LaGrande, Oregon........................     32.0           98,000
        Pendleton, Oregon.......................     20.8          198,700
        Longview, Texas.........................     42.8          157,700
        Winchester, Virginia....................     20.6          122,700
        Lindsay, Ontario, Canada................      9.2          140,800
    Folding Trailers:
        Somerset, Pennsylvania..................     42.6          392,500
Plants Producing Components:
        Fontana, California.....................     11.9           83,000
        Riverside, California...................     10.0          111,000
        Hauser Lake, Idaho......................     28.0           81,000
        Decatur, Indiana........................     32.1          216,500
Division Offices and Research and Development
  Facilities:
        Riverside, California...................     21.9          234,300

    The following Company-owned manufacturing facilities were not in operation as of April 27, 1997.

                                                  APPROXIMATE    APPROXIMATE
FACILITY AND LOCATION                               ACREAGE     SQUARE FOOTAGE
------------------------------------------------  -----------   --------------
Haines City, Florida............................     13.6           89,800
Williamsport, Maryland(4).......................     45.1           71,600
Benton Harbor, Michigan.........................     44.1          104,700
Paxinos, Pennsylvania(5)........................      7.1           39,600
Lindsay, Ontario, Canada........................     20.0           72,000

---------

(1) Manufacturing facility deactivated subsequent to year-end.

(2) Includes 4.0 acres and 27,100 square foot building leased from unaffiliated outside party.

(3) Includes 1.0 acre and 31,700 square foot building leased from unaffiliated outside party.

(4) Manufacturing facility activated subsequent to year-end.

(5) Service facility closed in fiscal 1997.

ITEM 3. LEGAL PROCEEDINGS

    The Company is involved in various legal proceedings, most of which are routine litigation incident to its business, and some of which are covered in whole or in part by insurance. In the opinion of management, none of the uninsured cases involve realistic claims which are material in amount.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the shareholders of the Company during the fourth quarter of fiscal year 1997.

EXECUTIVE OFFICERS OF THE COMPANY

      NAME                                 TITLE                            AGE
--------------------------------------------------------------------------  ---
John C. Crean    Chairman of the Board and Chief Executive Officer          72

Glenn F. Kummer  President and Chief Operating Officer                      63

Nelson W. Potter Executive Vice President-Operations                        54

Paul M. Bingham  Senior Vice President-Finance, Assistant Secretary and     55
                 Chief Financial Officer

Mallory S. Smith Senior Vice President-Housing Group                        55

Richard E. Parks Senior Vice President-Recreational Vehicle Group           50

William H. Lear  Vice President-General Counsel and Secretary               57

Larry J. Hughes  Vice President-Travel Trailers                             53

John R. Weiss    Vice President-Motor Homes                                 45

Larry L. Mace    Vice President-Supply Subsidiaries                         54

Robert W. Graham Vice President-Administration and Human Resources          60

Lyle N. Larkin   Treasurer and Assistant Secretary                          52

    None of the Company officers are related by blood, marriage or adoption. All of the officers have been employed by the Company for at least the past five years.

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

                                                                      DIVIDENDS
     QUARTER                                     HIGH        LOW        PAID
---------------------------------------------   -------    -------    --------
Fiscal 1997
    First....................................   $31 1/2    $24 1/8     $.15
    Second...................................    34 3/4     27 1/8      .16
    Third....................................    37 1/4     24 3/4      .16
    Fourth...................................    27 3/4     24 3/8      .16
Fiscal 1996
    First....................................   $22 3/4    $18 1/8     $.14
    Second...................................    21 3/8     19 1/8      .15
    Third....................................    27 5/8     20 1/2      .15
    Fourth...................................    29         23 1/8      .15

    On April 27, 1997, there were approximately 1,600 shareholders of record of the Company's Common stock.

    The Company's policy is to consider dividend payments in the context of the overall financial strength of the Company and earnings performance over an extended period of time. During fiscal 1997, the

Company declared quarterly dividends of 16 cents per share. Subsequent to year end, the Company announced an increase in the quarterly cash dividend from 16 cents to 17 cents per share. The first dividend at the new rate was declared by the Board of Directors on June 10, 1997, and is payable to shareholders on August 13, 1997.

ITEM 6. SELECTED FINANCIAL DATA

                  FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA
                               YEARS ENDED APRIL

                                                                           1997        1996        1995        1994        1993
                                                                        ----------  ----------  ----------  ----------  ----------
                                                                               (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
Sales.................................................................  $2,874,426  $2,809,277  $2,807,862  $2,332,184  $1,907,899
Income from continuing operations.....................................      90,052      69,901      75,998      58,553      50,373
Income from discontinued
  operations..........................................................      34,778       9,708       8,635       7,375       6,197
Net income............................................................     124,830      79,609      84,633      65,928      56,570
Net income per Common and equivalent share:
    Continuing operations.............................................        2.30        1.50        1.63        1.27        1.10
    Discontinued operations...........................................         .89         .21         .19         .16         .13
    Total.............................................................        3.19        1.71        1.82        1.43        1.23
Total assets..........................................................     871,547   1,108,932     940,374     845,219     745,221
Long-term debt........................................................      55,000      80,000          --          --          --
Cash dividends declared per
  Common share........................................................         .64         .60         .56         .50         .47

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

1997 COMPARED TO 1996:

    A strong recovery in recreational vehicle profits and a gain on the sale of the Company's RV finance subsidiary led to record earnings in fiscal 1997. Net income jumped 57 percent to $124.8 million or $3.19 per share compared to $79.6 million or $1.71 per share in fiscal 1996. Earnings per share increased an even greater 87 percent due to substantial share repurchases made during fiscal 1997.

    Included in net earnings for 1997 was a one-time gain of $33.9 million or 87 cents per share on the sale of Fleetwood Credit Corp. in May 1996. This transaction and one month of operations prior to the sale were classified as discontinued operations.

    Income from continuing operations rose 29 percent to $90.1 million or $2.30 per share compared to $69.9 million and $1.50 per share in fiscal 1996. Prior year earnings were reduced by a loss on the divestiture of a European RV operation and a revaluation of an investment in Southern California real estate. Excluding these unusual items, which reduced 1996 earnings by approximately $16.4 million or 35 cents per share after taxes, income from continuing operations increased about four percent. The better results in 1997 were entirely driven by the vastly improved recreational vehicle earnings, which more than offset a decline in manufactured housing profits.

    Recreational vehicle sales increased six percent to $1.40 billion compared to $1.32 billion in the prior year, entirely due to a 19 percent rise in motor home sales. Last year's RV sales included $52 million from a European operation which was sold in May 1996. Excluding European sales from the comparison, RV revenues actually grew 10 percent in fiscal 1997. Motor home sales jumped to a record $855 million in 1997 as unit volume rose seven percent to 14,345, and sales mix shifted to larger, higher-priced products. Travel trailer sales of $453 million were off one percent from the prior year with unit volume slipping six percent to 32,374. The Company's folding trailer division generated sales of nearly $87 million, off one percent from fiscal 1996, due to a nine percent decline in shipments to 18,524 units. Recreational vehicle sales accounted for 49 percent of total Company revenues, up from 47 percent in the previous year.

    Manufactured housing sales slipped one percent in fiscal 1997 to $1.43 billion. Although housing shipments dropped five percent to 65,354 homes, the volume of floors shipped fell only one percent to 99,378, reflecting a shift to greater sales of multi-section homes. Housing group sales were 50 percent of total Company revenues, down from 51 percent in fiscal 1996.

    Manufacturing gross profit in 1997 declined to 18.8 percent of sales, down from 19.0 percent in the prior year. RV margins were higher in 1997 due to increased operating efficiencies and a more favorable sales mix, but this was more than offset by lower housing margins. Housing profit margins were affected by more competitive pricing and new plant start-up costs. See Note 15 of the Notes to Consolidated Financial Statements for further information on operating profit by industry segment.

    Operating costs in 1997 declined slightly to $400.0 million, and dropped as a percentage of sales from 14.3 percent in 1996 to 13.9 percent in 1997. Reductions in RV group costs more than offset increases in housing group expenses. Selling expenses of $181.7 million were down five percent and were also lower as a percentage of sales, declining from 6.8 percent to 6.3 percent. Virtually all of the reduction in selling costs came in the RV group, largely due to lower product financing and sales promotion costs. The RV reductions were substantially offset by higher costs in the housing group, mainly attributable to increases in product warranty and sales promotion expenses. General and administrative expenses rose three percent to $218.3 million, and increased as a percentage of sales from 7.4 to 7.6 percent. Most of the increase occurred in the RV group which experienced higher management incentive compensation costs due to substantially improved profits. Cost increases in the housing group were attributable to organizational changes and new start-up plants.

    Non-operating income was $7.5 million in 1997 compared to a loss of $20.5 million in 1996. The loss on the European divestiture and the real estate revaluation adjustment led to the loss in the prior year. Investment income of $12.3 million was off 12 percent from last year's $14.0 million as funds available for investment in 1997 were substantially reduced due to share repurchases. Interest expense rose from $1.4 million to $4.0 million as a result of the assumption of long-term debt from the Company's now-divested RV finance subsidiary.

    The combined Federal and state income tax rate was 38.8 percent in 1997 compared to 37.4 percent in 1996. The lower rate in 1996 reflects cumulative tax benefits related to the loss on disposition of the European RV operation. Recognition of this loss and the related tax benefits occurred in the fourth quarter of fiscal 1996 even though the sale did not close until May 1996. See
Note 8 of the Notes to Consolidated Financial Statements for a reconciliation of the provision for income taxes to the Federal statutory rate.

1996 COMPARED TO 1995:

    Net income for fiscal year 1996 was $79.6 million or $1.71 per share compared to $84.6 million or $1.82 per share in the prior year. Earnings were negatively impacted by special non-recurring charges related to the divestiture of the Company's German RV operation and the revaluation of an investment in Southern California real estate. These special charges, which totaled $16.4 million or 35 cents per share after taxes, were recognized in the fourth quarter of 1996 and prevented the Company from reaching record earnings. Revenues for the year were $2.81 billion, virtually identical to the amount recorded in the previous year. As explained in Notes 1 and 4 of the Notes to Consolidated Financial Statements, the revenues and expenses of Fleetwood Credit Corp., the Company's finance subsidiary sold subsequent to year-end, have been classified as discontinued operations for all years presented.

    Excluding special charges, fourth quarter earnings in 1996 were vastly improved over the prior year. Operating income from continuing operations jumped 89 percent primarily due to an upturn in motor home sales and continuing growth in manufactured housing profits.

    Fiscal 1996 revenues and earnings were mainly driven by favorable results from the Company's housing group which posted record sales and profits. Manufactured housing revenues totaled $1.44 billion for the year, five percent ahead of last year's $1.37 billion. Shipments of 68,990 homes were only slightly ahead of the prior year despite fairly robust growth for the industry as a whole. Capacity constraints in some key market areas led to a decline in market share for the Company. Housing group sales accounted for 51 percent of total Company revenues compared to 49 percent last year.

    Recreational vehicle revenues in fiscal 1996 did not keep pace with the previous year's record $1.39 billion, falling five percent to $1.32 billion. However, a strong recovery in motor home sales late in the year boosted RV revenues 14 percent in the fourth quarter. RV operating profits in fiscal 1996 were well below the prior year, mainly as a result of reduced revenues during the first three quarters of the year. RV revenues included $720 million for domestic motor home sales, off five percent from the prior year as shipments fell 13 percent to 13,412 units. Travel trailer revenues, which also include slide-in truck camper sales, were also behind the prior year, easing seven percent to $458 million on an eight percent decline in shipments to 34,315 units. By contrast, the folding trailer division posted record sales of $87 million, six percent ahead of last year. Folding trailer shipments were up four percent to 20,407 units. The European operation recorded annual revenues of $52 million which was off one percent. Recreational vehicle sales were 47 percent of total Company revenues, down from 49 percent last year.

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

    Operating expenses rose less than one percent to $401.2 million, and also increased as a percentage of sales from 14.2 percent to 14.3 percent. Selling expenses climbed six percent to $192.0 million as higher product warranty and customer service costs more than offset otherwise lower selling expenses. As a percentage of sales, selling expenses rose from 6.4 percent to 6.8 percent. General and administrative expenses dropped four percent to $209.2 million and fell as a percentage of sales from 7.7 percent to 7.4 percent. Individual expense variations within this category were not significant.

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

LIQUIDITY AND CAPITAL RESOURCES:

    The Company generally relies upon internally generated cash flows to satisfy working capital needs and to fund capital expenditures. Positive cash flows were generated from internal sources in 1997 and 1996 to support manufacturing operations and to fund capital expenditures and shareholder dividends. Additionally, the Company completed the sale of Fleetwood Credit Corp. in May 1996 and received cash proceeds of $132 million, net of income taxes. Cash flow generated from operations totaled $84.9 million in 1997 compared to $183.1 million in the prior year. Operating cash flow was unusually high in 1996, largely as a result of a reduction in working capital used in the recreational vehicle business. The Company maintained a strong cash position in both years, with cash and investments totaling $110.4 million at the end of 1997 compared to $287.9 million in 1996. Cash equivalents in 1996 received a boost near year-end when the Company assumed $80 million in long-term debt from its finance subsidiary and received a corresponding cash payment in return.

    Cash outflows in 1997 included $311.7 million for the purchase of 23 percent of the Company's outstanding Common stock. During the first quarter of fiscal 1997, the Company completed a Dutch Auction tender offer that resulted in the purchase of 7.7 million shares at a cost of $240.5 million. In the second quarter, the Company acquired another 2.6 million shares at a cost of $71.2 million. Cash outflows in 1997 also included capital expenditures of $56.2 million, dividends to shareholders of $24.4 million and a long-term debt repayment of $25.0 million. In the prior year, major cash outlays included $32.9 million in capital expenditures and $27.6 million in shareholder dividends.

    Capital expenditures in 1997 and 1996 included the addition of new manufactured housing plants and the normal replacement of machinery and equipment. During 1997, four new manufactured housing plants were added and two were substantially completed, one of which will come onstream early in fiscal 1998. One new manufactured housing facility was added in 1996. Improvements were also made at several existing plant locations during 1997 and 1996.

    Capital expenditures in fiscal 1998 are currently estimated to be in the range of $30 to $40 million. It is anticipated that plant additions will include one new manufactured housing plant that will be a satellite operation located near an existing Fleetwood manufacturing center. In addition, plant modifications are expected at several existing locations, along with the normal replacement of machinery and equipment. It is anticipated that existing financial resources and cash generated from operations will be adequate to fund these expenditures.

    During the seasonally slow winter months (typically November through February), the Company has historically built inventories of recreational vehicles in order to meet the peak demand for these products in the spring. This is usually accomplished without the use of debt financing; however, there have been occasions when the Company has required the use of bank credit lines. This situation occurred in the third quarter of fiscal 1997 which required the Company to use uncommitted bank credit lines. During the month of January, the Company borrowed $21.0 million for several days to meet working capital needs. All borrowings were paid off during the fourth quarter. The Company has credit lines with its principal bank and another bank which are currently being used only to support letters of credit. For fiscal year 1998 and beyond, it is anticipated that adequate working capital to finance the Company's manufacturing operations will be provided from internally generated funds.

    In 1996, the Financial Accounting Standards Board (FASB) issued statement No. 128, "Earnings Per Share." This statement, which must be adopted by the Company in fiscal 1998, establishes standards for computing and presenting earnings per share by simplifying the standards previously found in APB Opinion No. 15, and makes them comparable to international standards. Also in 1996, the FASB issued statement No. 129, "Disclosure of Information About Capital Structure," which establishes standards for disclosing information about an entity's capital structure. This new standard must also be adopted by the Company in fiscal 1998. The Company believes that the adoption of these two new standards will not have a material impact on its consolidated financial condition.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of

Fleetwood Enterprises, Inc.:

    We have audited the accompanying consolidated balance sheets of FLEETWOOD ENTERPRISES, INC., (a Delaware Corporation) and subsidiaries as of April 27, 1997 and April 28, 1996, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended April 27, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fleetwood Enterprises, Inc. and subsidiaries as of April 27, 1997 and April 28, 1996, and the results of their operations and their cash flows for each of the three years in the period ended April 27, 1997 in conformity with generally accepted accounting principles.

    As explained in Note 3 to the consolidated financial statements, effective April 25, 1994, the Company adopted Statement of Financial Accounting Standards No. 115.

                                          ARTHUR ANDERSEN LLP

Orange County, California

June 23, 1997

                          FLEETWOOD ENTERPRISES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                 YEARS ENDED APRIL
                                                         ----------------------------------
                                                            1997        1996        1995
                                                         ----------  ----------  ----------
Sales..................................................  $2,874,426  $2,809,277  $2,807,862
Cost of products sold..................................   2,334,840   2,276,595   2,287,880
                                                         ----------  ----------  ----------
    Gross profit.......................................     539,586     532,682     519,982

Operating expenses.....................................     400,027     401,150     397,753
                                                         ----------  ----------  ----------
    Operating income...................................     139,559     131,532     122,229

Other income (expense):
    Loss on disposition of European subsidiary.........          --     (28,000)         --
    Investment income..................................      12,298      14,032       9,966
    Interest expense...................................      (4,035)     (1,429)     (4,048)
    Other..............................................        (772)     (5,142)       (700)
                                                         ----------  ----------  ----------
                                                              7,491     (20,539)      5,218
                                                         ----------  ----------  ----------
Income from continuing operations before provision for
  income taxes and minority interest...................     147,050     110,993     127,447

Provision for income taxes.............................     (56,998)    (41,543)    (52,254)

Minority interest in net loss of subsidiary............          --         451         805
                                                         ----------  ----------  ----------
Income from continuing operations......................      90,052      69,901      75,998
Income from discontinued operations, net of income
  taxes:
    Income from operations of finance subsidiary.......         887       9,708       8,635
    Gain on sale of finance subsidiary.................      33,891          --          --
                                                         ----------  ----------  ----------
                                                             34,778       9,708       8,635
                                                         ----------  ----------  ----------
        Net income.....................................  $  124,830  $   79,609  $   84,633
                                                         ----------  ----------  ----------
                                                         ----------  ----------  ----------
Net income per Common and equivalent share:
    Continuing operations..............................  $     2.30  $     1.50  $     1.63
    Discontinued operations:
        Income from operations of finance subsidiary...         .02         .21         .19
        Gain on sale of finance subsidiary.............         .87          --          --
                                                         ----------  ----------  ----------
                                                                .89         .21         .19
                                                         ----------  ----------  ----------
        Total..........................................  $     3.19  $     1.71  $     1.82
                                                         ----------  ----------  ----------
                                                         ----------  ----------  ----------
Dividends declared per share of Common stock
  outstanding..........................................  $      .64  $      .60  $      .56
                                                         ----------  ----------  ----------
                                                         ----------  ----------  ----------
Common and equivalent shares outstanding...............      39,162      46,469      46,531
                                                         ----------  ----------  ----------
                                                         ----------  ----------  ----------

        The accompanying notes are an integral part of these statements.

                          FLEETWOOD ENTERPRISES, INC.
                          CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)

                                                           APRIL 27,   APRIL 28,
                                                              1997        1996
                                                           ----------  ----------
                         ASSETS

Cash.....................................................  $   37,890  $   15,792
Investments..............................................      72,544     272,138
Receivables..............................................     181,085     173,380
Inventories:
    Raw materials........................................     101,794      94,302
    Work in process and finished products................      43,719      43,597
Net assets of discontinued operations....................          --      97,444
Property, plant and equipment............................     278,331     266,587
Deferred tax benefits....................................      71,285      65,224
Cash value of Company-owned life insurance...............      46,834      30,953
Other assets.............................................      38,065      49,515
                                                           ----------  ----------
                                                           $  871,547  $1,108,932
                                                           ----------  ----------
                                                           ----------  ----------
          LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable.........................................  $  106,749  $  104,850
Employee compensation and benefits.......................     114,983     109,552
Federal and state taxes on income........................       4,046     (16,850)
Insurance reserves.......................................      44,381      47,408
Long-term debt...........................................      55,000      80,000
Other liabilities........................................     103,293     134,835
                                                           ----------  ----------
                                                              428,452     459,795
                                                           ----------  ----------

Contingent liabilities

Shareholders' equity:
    Preferred stock, $1 par value, authorized 10,000,000
      shares, none outstanding...........................          --          --
    Common stock, $1 par value, authorized 75,000,000
      shares, outstanding 35,747,000 at April 27, 1997
      and 45,640,000 at April 28, 1996...................      35,747      45,640
    Capital surplus......................................      37,684      42,758
    Retained earnings....................................     370,653     561,500
    Foreign currency translation adjustment..............      (1,163)       (946)
    Investment securities valuation adjustment...........         174         185
                                                           ----------  ----------
                                                              443,095     649,137
                                                           ----------  ----------
                                                           $  871,547  $1,108,932
                                                           ----------  ----------
                                                           ----------  ----------

      The accompanying notes are an integral part of these balance sheets.

                          FLEETWOOD ENTERPRISES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                     YEARS ENDED APRIL
                                          ---------------------------------------
                                             1997          1996          1995
                                          -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income..........................  $   124,830   $    79,609   $    84,633
    Adjustments to reconcile net income
      to net cash provided by operating
      activities:
        Depreciation expense............       25,581        25,857        21,973
        Amortization of intangibles and
          goodwill......................        1,998         1,227         1,824
        Losses on sales of property,
          plant and equipment...........          772         1,036           700
        Gain on sale of finance
          subsidiary....................      (33,891)           --            --
        Loss on disposition of European
          subsidiary....................           --        28,000            --
        Revaluation of real estate......           --         4,106            --
        Changes in assets and
          liabilities:
            (Increase) decrease in
              receivables...............       (7,705)      (21,170)        5,844
            (Increase) decrease in
              inventories...............       (7,614)       77,394       (31,639)
            Increase in deferred tax
              benefits..................       (6,061)       (4,376)       (3,886)
            Increase in cash value of
              Company-owned life
              insurance.................      (15,881)      (27,253)       (3,700)
            (Increase) decrease in other
              assets....................        9,452           271        (7,009)
            Increase in accounts
              payable...................        1,899         8,422        15,860
            Increase (decrease) in other
              liabilities...............       (8,242)       11,142        16,991
        Foreign currency translation
          adjustment....................         (217)       (1,175)        1,794
                                          -----------   -----------   -----------
    Net cash provided by operating
      activities........................       84,921       183,090       103,385
                                          -----------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of investment securities:
        Held-to-maturity................   (4,666,426)   (4,148,530)   (2,761,052)
        Available-for-sale..............   (1,540,292)     (537,364)   (1,011,343)
    Proceeds from maturity of investment
      securities:
        Held-to-maturity................    4,681,526     4,131,823     2,764,061
        Available-for-sale..............    1,461,573       201,425       875,191
    Proceeds from sale of
      available-for-sale investment
      securities........................      263,202       173,799       131,242
    Purchases of property, plant and
      equipment.........................      (56,184)      (32,916)      (67,864)
    Proceeds from sales of property,
      plant and equipment...............       18,087         2,076         2,705
    Investment in land held for sale....           --           (38)          (68)
    Change in net assets of discontinued
      operation.........................         (887)       (9,708)       (8,635)
    Proceeds from sale of finance
      subsidiary........................      132,222            --            --
                                          -----------   -----------   -----------
    Net cash provided by (used in)
      investing activities..............      292,821      (219,433)      (75,763)
                                          -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Assumption of long-term debt........           --        80,000            --
    Repayment of long-term debt.........      (25,000)           --            --
    Dividends to shareholders...........      (24,408)      (27,551)      (25,778)
    Proceeds from exercise of stock
      options...........................        5,502         1,781           678
    Purchase of Common stock............     (311,738)      (11,505)           --
                                          -----------   -----------   -----------
    Net cash provided by (used in)
      financing activities..............     (355,644)       42,725       (25,100)
                                          -----------   -----------   -----------
Increase in cash........................       22,098         6,382         2,522
Cash at beginning of year...............       15,792         9,410         6,888
                                          -----------   -----------   -----------
Cash at end of year.....................  $    37,890   $    15,792   $     9,410
                                          -----------   -----------   -----------
                                          -----------   -----------   -----------
Supplementary disclosures:
    Income taxes paid...................  $    67,330   $    51,670   $    69,062
    Interest paid.......................        4,039         1,222         2,381
                                          -----------   -----------   -----------
                                          -----------   -----------   -----------

        The accompanying notes are an integral part of these statements.

                          FLEETWOOD ENTERPRISES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                             (AMOUNTS IN THOUSANDS)

                                         COMMON STOCK                                   FOREIGN     INVESTMENT
                                    -----------------------                            CURRENCY     SECURITIES        TOTAL
                                      NUMBER                  CAPITAL     RETAINED    TRANSLATION    VALUATION    SHAREHOLDERS'
                                     OF SHARES     AMOUNT     SURPLUS     EARNINGS    ADJUSTMENT    ADJUSTMENT       EQUITY
                                    -----------  ----------  ----------  -----------  -----------  -------------  -------------
BALANCE APRIL 24, 1994............      45,996   $   45,996  $   40,949  $   461,086   $  (1,565)    $      --     $   546,466
ADD (DEDUCT)--
    Net income....................          --           --          --       84,633          --            --          84,633
    Cash dividends declared on
      Common stock................          --           --          --      (25,778)         --            --         (25,778)
    Stock options exercised
      (including related tax
      benefits)...................          66           66         612           --          --            --             678
    Net adjustment from foreign
      currency translation........          --           --          --           --       1,794            --           1,794
    Investment securities
      valuation adjustment........          --           --          --           --          --           350             350
                                    -----------  ----------  ----------  -----------  -----------        -----    -------------
BALANCE APRIL 30, 1995............      46,062       46,062      41,561      519,941         229           350         608,143
ADD (DEDUCT)--
    Net income....................          --           --          --       79,609          --            --          79,609
    Cash dividends declared on
      Common stock................          --           --          --      (27,551)         --            --         (27,551)
    Stock options exercised
      (including related tax
      benefits)...................         105          105       1,676           --          --            --           1,781
    Stock repurchased.............        (527)        (527)       (479)     (10,499)         --            --         (11,505)
    Net adjustment from foreign
      currency translation........          --           --          --           --      (1,175)           --          (1,175)
    Investment securities
      valuation adjustment........          --           --          --           --          --          (165)           (165)
                                    -----------  ----------  ----------  -----------  -----------        -----    -------------
BALANCE APRIL 28, 1996............      45,640       45,640      42,758      561,500        (946)          185         649,137
ADD (DEDUCT)--
    Net income....................          --           --          --      124,830          --            --         124,830
    Cash dividends declared on
      Common stock................          --           --          --      (24,408)         --            --         (24,408)
    Stock options exercised
      (including related tax
      benefits)...................         393          393       5,109           --          --            --           5,502
    Stock repurchased.............     (10,286)     (10,286)    (10,183)    (291,269)         --            --        (311,738)
    Net adjustment from foreign
      currency translation........          --           --          --           --        (217)           --            (217)
    Investment securities
      valuation adjustment........          --           --          --           --          --           (11)            (11)
                                    -----------  ----------  ----------  -----------  -----------        -----    -------------
BALANCE APRIL 27, 1997............      35,747   $   35,747  $   37,684  $   370,653   $  (1,163)    $     174     $   443,095
                                    -----------  ----------  ----------  -----------  -----------        -----    -------------
                                    -----------  ----------  ----------  -----------  -----------        -----    -------------

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

    The financial statements for prior years have been restated to show the operations of Fleetwood Credit Corp., the Company's wholly owned finance subsidiary, as a discontinued operation. The subsidiary was sold in May 1996 as explained in Note 4.

  (B) REVENUE RECOGNITION:

    Sales are recorded when products are shipped from factories to the Company's dealers. The vast majority of sales are made for cash; however, most dealers finance their purchases under flooring arrangements with banks or finance companies. Products are not sold on consignment and dealers do not have the right to return products.

  (C) FOREIGN CURRENCY TRANSLATION:

    Exchange adjustments resulting from foreign currency transactions are recognized currently in income, whereas adjustments resulting from the translation of financial statements are reflected as a separate component of shareholders' equity. The assets and liabilities of the Canadian operation (which are not material) are translated to U.S. dollars at current exchange rates. Revenues and expenses are translated at the average exchange rates for the year. Gains or losses on foreign currency transactions in fiscal years 1997, 1996 and 1995 were not material.

  (D) INVENTORY VALUATION:

    Inventories are valued at the lower of cost (first-in, first-out) or market. Cost includes materials, labor and manufacturing overhead.

  (E) LONG-LIVED ASSETS:

    The Company assesses the recoverability of its long-lived assets by determining whether the net book value can be recovered through projected cash flows over the remaining life. If projections indicate that long-lived assets will not be recovered, an adjustment is made to reduce the net asset to an amount consistent with future cash flows discounted at the Company's incremental borrowing rate. Cash flow projections, although subject to a degree of uncertainty, are based on trends of historical performance and management's estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions.

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

                          FLEETWOOD ENTERPRISES, INC.

options (See Note 13). Net income per Common and equivalent share is the same as fully diluted earnings per share for all periods presented.

  (I) ACCOUNTING PERIOD:

    The Company's fiscal year ends on the last Sunday in April. The year-ending dates for the past three fiscal years were April 27, 1997, April 28, 1996 and April 30, 1995, respectively.

  (J) CASH FLOW STATEMENTS:

    For purposes of these statements, cash includes cash on hand and cash in banks in demand deposit accounts.

  (K) INSURANCE RESERVES:

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

  (L) USE OF ESTIMATES:

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

(2) SUPPLEMENTARY INFORMATION ON INSURANCE AND REAL ESTATE SUBSIDIARIES

    The insurance subsidiary was formed primarily for the purpose of insuring products liability risks of the parent company and its subsidiaries. The real estate subsidiaries were formed for the purposes of participating in site-built housing construction or in the development of planned communities using manufactured housing. As of April 27, 1997, the investment in real estate consisted of raw land, and there were no real estate development activities in process. Condensed financial information for these subsidiaries, excluding intercompany eliminations, is as follows:

                                                     1997     1996     1995
                                                    -------  -------  -------
                                                     (AMOUNTS IN THOUSANDS)
Insurance subsidiary:
    Investments...................................  $53,620  $73,488  $63,831
    Other assets..................................    3,429    6,023    6,101
    Reserves for losses...........................   43,332   46,839   44,367
    Other liabilities.............................    9,137    8,821    9,389
    Net premiums..................................    8,384   10,813   12,462
    Underwriting income...........................    8,603    5,844    5,738
    Investment income.............................    5,458    6,336    4,135
    Net income....................................    9,929    7,688    6,212
Real estate subsidiaries:
    Land..........................................  $ 2,800  $ 2,800  $ 6,868
    Other assets..................................    1,082    2,860    1,213
    Notes payable-parent company..................       --      795      795
    Loss on revaluation of land...................       --   (4,106)      --
    Net loss......................................      (22)  (2,421)      --

                          FLEETWOOD ENTERPRISES, INC.

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

    The following is a summary of investment securities as of April 27, 1997:

                                                                            GROSS        GROSS      ESTIMATED
                                                              AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                                                                COST        GAINS        LOSSES       VALUE
                                                              ---------   ----------   ----------   ---------
                                                                          (AMOUNTS IN THOUSANDS)
AVAILABLE-FOR-SALE SECURITIES:
U.S. Treasury securities and obligations of U.S. government
  agencies..................................................  $ 26,092       $  3         $367      $ 25,728
Foreign government obligations..............................     1,846         27           --         1,873
Other debt securities.......................................    34,056        551           40        34,567
                                                              ---------     -----        -----      ---------
                                                              $ 61,994       $581         $407      $ 62,168
                                                              ---------     -----        -----      ---------
                                                              ---------     -----        -----      ---------
HELD-TO-MATURITY SECURITIES:
Other debt securities.......................................  $ 10,376       $ --         $ --      $ 10,376
                                                              ---------     -----        -----      ---------
                                                              ---------     -----        -----      ---------

    The amortized cost and estimated fair value of the securities at April 27, 1997, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

                                                                          FAIR
                                                                COST     VALUE
                                                              --------  --------
                                                                 (AMOUNTS IN
                                                                  THOUSANDS)
AVAILABLE-FOR-SALE:
Due in one year or less.....................................  $ 34,953  $ 35,450
Due after one year through five years.......................    21,087    20,827
Due after five years through ten years......................     5,954     5,891
                                                              --------  --------
                                                              $ 61,994  $ 62,168
                                                              --------  --------
                                                              --------  --------
HELD-TO-MATURITY:
All due in one year or less.................................  $ 10,376  $ 10,376
                                                              --------  --------
                                                              --------  --------

                          FLEETWOOD ENTERPRISES, INC.

    Investment income for the year ended April 27, 1997 consisted of the following (amounts in thousands):

Interest income......................................................   $ 11,939
Gross realized gains.................................................      1,077
Gross realized losses................................................       (461)
Investment management fees...........................................       (257)
                                                                        --------
                                                                        $ 12,298
                                                                        --------
                                                                        --------

(4) DISCONTINUED OPERATIONS

    In May 1996, the Company completed the sale of Fleetwood Credit Corp., a wholly owned RV finance subsidiary, to Associates First Capital Corporation. Under the terms of the agreement, Associates acquired all of the outstanding stock of Fleetwood Credit Corp. for $156.6 million (before income taxes) in cash. As part of the transaction, Fleetwood and Associates entered into an operating agreement to assure long-term cooperation between the parties and to facilitate wholesale and retail financing for Fleetwood dealers and customers.

(5) PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment is stated at cost and consists of the following:

                                                            1997          1996
                                                         ----------    ----------
                                                          (AMOUNTS IN THOUSANDS)
Land..................................................   $   18,464    $   17,096
Buildings and improvements............................      301,354       278,848
Machinery and equipment...............................      125,889       125,332
Idle facilities, net of accumulated depreciation......        5,886         5,499
                                                         ----------    ----------
                                                            451,593       426,775
Less accumulated depreciation.........................     (173,262)     (160,188)
                                                         ----------    ----------
                                                         $  278,331    $  266,587
                                                         ----------    ----------
                                                         ----------    ----------

    Idle facilities include closed plants and certain other properties which are not in current use by the Company. There were four idle plant facilities at the end of both 1997 and 1996. Subsequent to year-end, the Company announced that two manufacturing facilities will be closed and that a recently constructed facility will not be opened as planned.

    The carrying value of idle facilities was $5,886,000 at April 27, 1997 and $5,499,000 at April 28, 1996, net of accumulated depreciation of $2,716,000 and $3,673,000, respectively. In the opinion of management, the carrying values of idle facilities are not in excess of net realizable value.

(6) LONG-TERM DEBT

    On April 22, 1996, the Company assumed from the discontinued finance subsidiary $80,000,000 in notes payable to The Prudential Insurance Company of America. The debt is subject to certain financial covenants as defined in the loan agreement. One $25,000,000 note matured and was paid off on schedule in August 1996. The other two notes have floating interest rates and mature in November 2001 and

                          FLEETWOOD ENTERPRISES, INC.

June 2005. The floating rates are based on the three-month LIBOR rate. Interest expense on these notes totaled $4.0 million for fiscal 1997.

                                                 AMOUNTS          CURRENT
                  MATURITY                    (IN THOUSANDS)   INTEREST RATE
--------------------------------------------  --------------   -------------
Due in 2001.................................     $30,000          6.109%
Due in 2005.................................      25,000          6.089
                                                 -------
                                                 $55,000
                                                 -------
                                                 -------

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

                                             QUALIFIED   NON-QUALIFIED
                                               PLANS         PLANS        TOTAL
                                             ---------   -------------   -------
                                                   (AMOUNTS IN THOUSANDS)
1997.......................................   $ 21,244      $2,081       $23,325
1996.......................................     18,756       1,984        20,740
1995.......................................     17,664       3,339        21,003

    In addition to non-qualified retirement plans, the Company has a deferred compensation plan that allows for the voluntary deferral of a portion of managers' compensation. Participant balances in the various non-qualified plans are credited with interest at a rate set at the discretion of the Company which, for the three years ended April 1997, was the prime rate as published by a major U.S. bank. To enhance security for the benefits payable under these plans, the Company has established a "Rabbi Trust," funded with Company-owned life insurance (COLI) policies on the lives of participants. The assets of the trust are not generally available to the Company or its creditors except in the event of the Company's insolvency. COLI premium payments to the trust were $15.8 million in 1997, $27.6 million in 1996 and $3.9 million in 1995. The total liability for benefits accrued under the non-qualified plans at the end of 1997 and 1996 totaled $51.9 million and $42.1 million, respectively. The cash values of the related trust assets reflected in the accompanying balance sheets were $46.8 million and $31.0 million, respectively, at those same dates.

(8) INCOME TAXES

    The provision for income taxes for each of the three years in the period ended April 27, 1997 is summarized below:

                                                      1997     1996     1995
                                                    --------  -------  -------
                                                      (AMOUNTS IN THOUSANDS)
Current:
    U.S. Federal..................................  $ 51,729  $36,779  $46,201
    Foreign.......................................     1,020    1,034      683
    State.........................................    10,310    8,106    9,256
                                                    --------  -------  -------
                                                      63,059   45,919   56,140
                                                    --------  -------  -------
Deferred, principally Federal:
    Insurance reserves............................     3,053   (2,561)     977
    Other.........................................    (9,114)  (1,815)  (4,863)
                                                    --------  -------  -------
                                                      (6,061)  (4,376)  (3,886)
                                                    --------  -------  -------
                                                    $ 56,998  $41,543  $52,254
                                                    --------  -------  -------
                                                    --------  -------  -------

                          FLEETWOOD ENTERPRISES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    The provision for income taxes computed by applying the Federal statutory rate to income before taxes is reconciled to the actual provisions for fiscal years 1997, 1996 and 1995 as follows:

                                                                   1997             1996             1995
                                                              ---------------  ---------------  ---------------
                                                               AMOUNT     %     AMOUNT     %     AMOUNT     %
                                                              --------  -----  --------  -----  --------  -----
                                                                           (AMOUNTS IN THOUSANDS)
Income before provision for income taxes:
    U.S. Federal............................................  $144,813   98.5% $114,400  103.1% $131,749  103.4%
    Foreign.................................................     2,237    1.5    (3,407)  (3.1)   (4,302)  (3.4)
                                                              --------  -----  --------  -----  --------  -----
                                                              $147,050  100.0% $110,993  100.0% $127,447  100.0%
                                                              --------  -----  --------  -----  --------  -----
                                                              --------  -----  --------  -----  --------  -----
Computed statutory tax......................................  $ 51,468   35.0% $ 38,848   35.0% $ 44,606   35.0%
State income taxes, net.....................................     6,209    4.2     5,755    5.2     5,688    4.5
Tax-exempt income...........................................      (240)   (.1)     (333)   (.3)     (323)   (.3)
Other items, net............................................      (439)   (.3)   (2,727)  (2.5)    2,283    1.8
                                                              --------  -----  --------  -----  --------  -----
                                                              $ 56,998   38.8% $ 41,543   37.4% $ 52,254   41.0%
                                                              --------  -----  --------  -----  --------  -----
                                                              --------  -----  --------  -----  --------  -----

    The components of the Company's deferred income tax benefits (liabilities) as of April 27, 1997 and April 28, 1996 were as follows:

                                                               1997     1996
                                                              -------  -------
                                                                (AMOUNTS IN
                                                                 THOUSANDS)
Insurance reserves..........................................  $23,245  $26,298
Deferred compensation.......................................   20,243   17,158
Product warranty reserves...................................   18,781   17,400
Dealer volume rebates.......................................    5,238    5,231
Depreciation................................................   (3,075)  (4,230)
Other financial accruals....................................    6,853    3,367
                                                              -------  -------
                                                              $71,285  $65,224
                                                              -------  -------
                                                              -------  -------

    The net deferred tax asset summarized above is considered realizable; however, the amount could be reduced if tax rates are reduced in the future.

(9) OTHER LIABILITIES

    Other liabilities consist of the following:

                                                                1997      1996
                                                              --------  --------
                                                                 (AMOUNTS IN
                                                                  THOUSANDS)
Dividends payable to shareholders...........................  $  5,716  $  6,865
Dealer volume rebates.......................................    21,322    25,636
Product warranty reserves...................................    48,291    44,095
Other.......................................................    27,964    58,239
                                                              --------  --------
                                                              $103,293  $134,835
                                                              --------  --------
                                                              --------  --------

(10) FAIR VALUE OF FINANCIAL INSTRUMENTS

    The Company has estimated the fair value of its financial instruments in compliance with Financial Accounting Standard No. 107, "Disclosure About Fair Value of Financial Instruments." The estimates were made as of April 27, 1997 based on relevant market information. Financial instruments include cash, investments and debt. See Note 3 regarding discussion on investments. The estimated fair value of

                          FLEETWOOD ENTERPRISES, INC.

financial instruments and the valuation techniques used to estimate the fair value were as follows (amounts in thousands):

                                                            APRIL 27, 1997
                                                         ---------------------
                                                                     ESTIMATED
                                                           BOOK        FAIR
                                                           VALUE       VALUE
                                                         ---------   ---------
Financial Assets:
    Cash...............................................    $37,890     $37,890
Financial Liabilities:
    Long-term debt.....................................    $55,000     $55,000

    CASH:  The fair value approximates book value.

    TERM DEBT: The fair value of term debt was estimated based on a present value discounted cash flow analysis using rates the Company would have to pay currently to acquire similar debt for similar remaining terms.

(11) CONTINGENT LIABILITIES

    As is customary in the manufactured housing and recreational vehicle industries, the Company is contingently liable at April 27, 1997 under the terms of repurchase agreements with many financial institutions providing inventory financing for dealers of the Company's products. The contingent liability under these agreements approximates the amount financed, reduced by the resale value of any products which may be repurchased, and the risk of loss is spread over numerous dealers and financial institutions. Losses under these agreements have not been significant in the past.

(12) RESULTS BY QUARTER (UNAUDITED)

    The unaudited results by quarter for fiscal years 1997 and 1996 are shown below:

                                           FIRST     SECOND    THIRD     FOURTH
FISCAL YEAR ENDED APRIL 1997:             QUARTER   QUARTER   QUARTER   QUARTER
----------------------------------------  --------  --------  --------  --------
                                          (AMOUNTS IN THOUSANDS EXCEPT PER SHARE
                                                          DATA)
Revenues................................  $751,245  $748,780  $627,961  $746,440
Operating income........................    44,678    40,927    21,265    32,689
Income before taxes.....................    48,602    42,376    22,681    33,391
Income from continuing operations.......    29,332    25,772    13,779    21,169
Income from discontinued operations.....    34,778        --        --        --
Net income..............................    64,110    25,772    13,779    21,169
Net income per Common and equivalent
  share:
    Continuing operations...............  $    .64  $    .68  $    .38  $    .58
    Discontinued operations (NOTE)......       .76        --        --        --
                                          --------  --------  --------  --------
    Total...............................  $   1.40  $    .68  $    .38  $    .58
                                          --------  --------  --------  --------
                                          --------  --------  --------  --------
Common and equivalent shares
  outstanding...........................    45,916    37,837    36,556    36,357
                                          --------  --------  --------  --------
                                          --------  --------  --------  --------

                          FLEETWOOD ENTERPRISES, INC.

                                           FIRST     SECOND    THIRD     FOURTH
FISCAL YEAR ENDED APRIL 1996:             QUARTER   QUARTER   QUARTER   QUARTER
----------------------------------------  --------  --------  --------  --------
                                          (AMOUNTS IN THOUSANDS EXCEPT PER SHARE
                                                          DATA)
Revenues................................  $704,717  $707,086  $625,444  $772,030
Operating income........................    32,174    32,729    22,612    44,017
Income before taxes.....................    34,077    36,795    25,252    14,869
Income from continuing operations.......    20,406    21,839    14,944    12,712
Income from discontinued operations.....     2,392     2,172     2,358     2,786
Net income..............................    22,798    24,011    17,302    15,498
Net income per Common and equivalent
  share:
    Continuing operations...............  $    .44  $    .47  $    .32  $    .27
    Discontinued operations.............       .05       .05       .05       .06
                                          --------  --------  --------  --------
    Total...............................  $    .49  $    .52  $    .37  $    .33
                                          --------  --------  --------  --------
                                          --------  --------  --------  --------
Common and equivalent shares
  outstanding...........................    46,518    46,496    46,387    46,475
                                          --------  --------  --------  --------
                                          --------  --------  --------  --------

NOTE: The first quarter amount is different from the total for the fiscal year because of the accretive effect of approximately 13 cents per share due to share repurchases in the first half of fiscal 1997.

(13) STOCK-BASED INCENTIVE COMPENSATION PLANS

    Under the Company's 1992 Stock-Based Incentive Compensation Plan, stock options may be granted to officers and other key employees of the Company for the purchase of up to 4,900,000 shares of the Company's Common stock. Expiration dates for the options may not exceed ten years from the date of grant. A similar plan adopted in 1982 expired in June 1992; however, exercisable options representing 218,200 shares still remain outstanding at April 27, 1997. Under a separate plan for non-employee directors adopted during fiscal 1993, up to 100,000 shares have been authorized for distribution of options. Automatic grants are made annually under this plan. The Company accounts for these plans under the provisions of APB Opinion 25, under which no compensation cost is recognized for stock option grants.

    Had compensation costs for these plans been determined consistent with Financial Accounting Standard No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                                                   1997       1996
                                                                                ----------  ---------
                                                                                (AMOUNTS IN THOUSANDS
                                                                                  EXCEPT PER SHARE
                                                                                        DATA)
Net income:             As reported...........................................  $  124,830  $  79,609
                        Pro forma.............................................     122,241     78,301

Earnings per share:     As reported...........................................  $     3.19  $    1.71
                        Pro forma.............................................        3.12       1.69

    Because the FAS No. 123 method of accounting has not been applied to options granted prior to May 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

                          FLEETWOOD ENTERPRISES, INC.

    The following is a summary of the stock option activity (including those from the expired plan) for employees and non-employee directors for fiscal years 1997, 1996 and 1995.

                                                    1997                     1996                     1995
                                           -----------------------  -----------------------  -----------------------
                                                        WTD. AVG.                WTD. AVG.                WTD. AVG.
                                                        EXERCISE                 EXERCISE                 EXERCISE
                                             SHARES       PRICE       SHARES       PRICE       SHARES       PRICE
                                           ----------  -----------  ----------  -----------  ----------  -----------
Outstanding at beginning of year.........   2,531,224   $   17.47    2,293,366   $   16.20    1,577,366   $   14.37
Granted..................................     476,400       28.27      343,658       25.72      782,000       19.40
Exercised................................    (392,600)      14.45     (105,800)      18.43      (66,000)      10.28
Forfeited................................      (8,500)      28.38           --          --           --          --
                                           ----------  -----------  ----------  -----------  ----------  -----------
Outstanding at end of year...............   2,606,524   $   19.95    2,531,224   $   17.47    2,293,366   $   16.20
                                           ----------  -----------  ----------  -----------  ----------  -----------
                                           ----------  -----------  ----------  -----------  ----------  -----------
Exercisable at end of year...............   2,523,624   $   19.65    2,148,224   $   16.18    1,958,366   $   15.84
                                           ----------  -----------  ----------  -----------  ----------  -----------
                                           ----------  -----------  ----------  -----------  ----------  -----------
Weighted average fair value of options
 granted.................................               $    9.30                $    8.10                       --
                                                       -----------              -----------              -----------
                                                       -----------              -----------              -----------

    The 2,606,524 options outstanding at April 27, 1997 have exercise prices ranging from $8.06 to $28.38, with an average exercise price of $19.95 and a weighted average remaining contractual life of 6.9 years.

    The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the weighted-average assumptions used for grants in fiscal years 1997 and 1996, respectively: risk-free interest rates of 6.0 percent and 5.6 percent; an expected dividend yield of 2.5 percent for both years; expected lives of seven and five years; expected volatility of 35 percent and 31 percent.

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

(15) INDUSTRY SEGMENT INFORMATION

    The Company conducts manufacturing operations principally in two industries--manufactured housing and recreational vehicles. On a smaller scale, the Company operates supply companies which provide fiberglass parts, lumber and other wood components to its primary businesses, while also generating outside sales. Manufacturing operations are conducted in the United States and to a much lesser extent in Canada. The operations of the Company's wholly owned insurance and real estate subsidiaries have been included in the "Corporate and Other" category because the impact on consolidated operating income is not material. Operating profit is total revenue less cost of sales and operating expenses. None of the following items have been included in the computation of operating profit for the individual operating segments: corporate expenses, non-operating income and expenses and income taxes. Identifiable assets

                          FLEETWOOD ENTERPRISES, INC.

are those assets used in the operation of each industry segment. Corporate assets primarily consist of cash, investments, deferred tax benefits, cash value of Company-owned life insurance, other assets and idle facilities. Information with respect to industry segments as of April 27, 1997, April 28, 1996 and April 30, 1995, and for each of the years then ended is set forth as follows:

                                                                                       ADJUSTMENTS
                                 MANUFACTURED   RECREATIONAL    SUPPLY     CORPORATE       AND
                                    HOUSING       VEHICLES    OPERATIONS   AND OTHER   ELIMINATIONS     TOTAL
                                 -------------  ------------  -----------  ----------  ------------  ------------
                                                              (AMOUNTS IN THOUSANDS)
1997
Operating revenues.............   $ 1,426,940   $  1,395,163   $  52,323   $    8,384   $   (8,384)  $  2,874,426
Operating profit (loss)........        72,980         77,641       2,170      (13,232)          --        139,559
Identifiable assets............       286,081        280,345      39,551      265,570           --        871,547
Depreciation...................        12,628          8,774       2,070        2,109           --         25,581
Capital expenditures...........        40,444          8,868       2,156        4,716           --         56,184

1996
Operating revenues.............   $ 1,443,016   $  1,317,494   $  48,767   $   10,811   $  (10,811)  $  2,809,277
Operating profit (loss)........       106,433         34,086       2,971      (11,958)          --        131,532
Identifiable assets............       249,734        269,804      42,862      546,754         (222)     1,108,932
Depreciation...................        11,370         10,132       1,905        2,450           --         25,857
Capital expenditures...........        19,161         10,732       1,185        1,838           --         32,916

1995
Operating revenues.............   $ 1,370,293   $  1,387,919   $  49,650   $   12,461   $  (12,461)  $  2,807,862
Operating profit (loss)........        81,204         45,542       5,855      (10,372)          --        122,229
Identifiable assets............       229,772        345,467      45,673      319,718         (256)       940,374
Depreciation...................         9,012          9,237       1,407        2,317           --         21,973
Capital expenditures...........        39,864         18,739       4,204        5,057           --         67,864

ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE MATTERS

    None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information regarding directors and executive officers as required by
Item 401 of Regulation S-K is set forth in Part I of this report under the caption "Executive Officers of the Company" and on page three of the Company's proxy statement which will be filed with the Securities and Exchange Commission not later than 120 days after April 27, 1997, and by this reference is incorporated herein.

ITEM 11. MANAGEMENT REMUNERATION AND TRANSACTIONS

    The information required by Item 402 of Regulation S-K is set forth on pages six through eight of the Company's proxy statement which will be filed with the Securities and Exchange Commission not later than 120 days after April 27, 1997, and by this reference is incorporated herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by Item 403 of Regulation S-K is set forth on pages four and five of the Company's proxy statement which will be filed with the Securities and Exchange Commission not later than 120 days after April 27, 1997, and by this reference is incorporated herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information regarding certain relationships and related transactions as required by Item 404 of Regulation S-K, if any, is set forth in the Company's proxy statement which will be filed with the Securities and Exchange Commission not later than 120 days after April 27, 1997, and by this reference is incorporated herein.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                        PAGE
                                                                      REFERENCE
                                                                      ---------
(a)  Financial Statements
     (1)  Financial Statements included in Part II of this report:
          Report of Independent Public Accountants                         14
          Consolidated Statements of Income for each of the three
            years in the period ended April 27, 1997                       15
          Consolidated Balance Sheets at April 27, 1997 and April          16
            28, 1996
          Consolidated Statements of Cash Flows for each of the
            three years in the period ended April 27, 1997                 17
          Consolidated Statements of Changes in Shareholders' Equity
            for each of the three years in the period ended April          18
            27, 1997
          Notes to Consolidated Financial Statements                       19
     (2)  Financial Statement Schedules
          Financial statement schedules not filed have been omitted for the reason that the required information is shown in the financial statements or notes thereto, the amounts involved are not significant, or the required matter is not present.
     (3)  Exhibits and Index to Exhibits*:
           3.  (a)  Restated Certificate of Incorporation.
               (b)  Amendment to Restated Certificate of
                    Incorporation.
               (c)  Restated Bylaws of the Company.
           4. (a) Rights Agreement dated November 10, 1988, between the Company and the First National Bank of Boston used in connection with a stockholder rights plan.
               (b)  Certificate of Designation, Preferences and
                    Rights of Series A Junior Participating
                    Preferred Stock filed November 23, 1988.
           9.  Not applicable.
          10.  Material Contracts.
               (a) Form of employment agreement between the Company and each of its officers.
               (b)  Amended and Restated Deferred Compensation Plan.
               (c)  Amended and Restated Supplemental Benefit Plan.
               (d)  Amended and Restated Long-Term Incentive
                    Compensation Plan.
               (e)  1982 Stock Option Plan.
               (f)  Amended and Restated Benefit Restoration Plan.
               (g)  Dividend Equivalent Plan.
               (h) Amended and Restated 1992 Stock-Based Incentive Compensation Plan.
               (i)  The 1992 Non-Employee Director Stock Option
                    Plan.
               (j)  Senior Executive Incentive Compensation Plan.
               (k)  Operating Agreement between Fleetwood
                    Enterprises, Inc. and Fleetwood Credit Corp.
          11.  Not applicable.

                                                                        PAGE
                                                                      REFERENCE
                                                                      ---------
          12.  Not applicable.
          13.  Not applicable.
          18.  Not applicable.
          19.  Not applicable.
          21.  Subsidiaries of the Registrant.
          22.  Not applicable.
          23.  Consent of independent public accountants.
          24.  Not applicable.
          27.  Not applicable.
(b)  Reports on Form 8-K
     No reports on Form 8-K were filed during the fourth quarter of the year ended April 27, 1997.

---------

   *These documents were included with previous filings as shown below and are hereby incorporated by reference:

               Filed with the Company's 10-K Annual Report for the year ended
Item 3(a):     April 28, 1985.
Items 3(b)     Filed with the Company's 10-K Annual Report for the year ended
 and 3(c):     April 26, 1987.
Items 4(a)
 and 4(b):     Filed with the Company's report on Form 8-K on November 10, 1988.
               Filed with the Company's 10-K Annual Report for the year ended
Item 10(a):    April 26, 1992.
Items 10(b),
 10(c),
 10(d),
 10(f) and     Filed with the Company's 10-K Annual Report for the year ended
 10(h):        April 28, 1996.
               Filed with the Company's 10-K Annual Report for the year ended
Item 10(e):    April 26, 1987.
               Filed with the Company's 10-K Annual Report for the year ended
Item 10(g):    April 29, 1990.
               Filed with the Company's 10-K Annual Report for the year ended
Item 10(i):    April 26, 1992.
               Filed with the Company's 10-K Annual Report for the year ended
Item 10(j):    April 24, 1994.
Item 10(k):    Filed with the Company's report on Form 8-K on June 7, 1996.

                                   SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                               FLEETWOOD ENTERPRISES, INC.
                                                        REGISTRANT

                                          BY           PAUL M. BINGHAM

                                           -------------------------------------
                                                      PAUL M. BINGHAM
                                               SENIOR VICE PRESIDENT-FINANCE

Date: July 7, 1997

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

          SIGNATURE                         TITLE                   DATE
------------------------------  ------------------------------  ------------

        JOHN C. CREAN           Chairman of the Board and       July 7, 1997
------------------------------    Chief Executive Officer
        JOHN C. CREAN

       GLENN F. KUMMER          President, Chief Operating      July 7, 1997
------------------------------    Officer and Director
       GLENN F. KUMMER

       PAUL M. BINGHAM          Chief Financial Officer and     July 7, 1997
------------------------------    Principal Accounting Officer
       PAUL M. BINGHAM

      DOUGLAS M. LAWSON         Director                        July 7, 1997
------------------------------
      DOUGLAS M. LAWSON

       WALTER F. BERAN          Director                        July 7, 1997
------------------------------
       WALTER F. BERAN

      THOMAS A. FUENTES         Director                        July 7, 1997
------------------------------
      THOMAS A. FUENTES

        JAMES L. DOTI           Director                        July 7, 1997
------------------------------
        JAMES L. DOTI