Form 10-Q
period 1997-07-27
FLEETWOOD ENTERPRISES INC/DE/
filed 1997-08-28
CIK 314132

FORM 10-Q

	SECURITIES AND EXCHANGE COMMISSION

	WASHINGTON, DC   20549


	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

     X     	OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended July 27, 1997


	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)


______	OF THE SECURITIES EXCHANGE ACT OF 1934


	For the transition period from ___________ to ___________


	Commission File Number 1-7699


	FLEETWOOD ENTERPRISES, INC.
	(Exact name of registrant as specified in its charter)

	Delaware					95-1948322
_______________________		__________________________________________
(State or other jurisdiction of (I.R.S. Employer Identification Number) incorporation or organization)

3125 Myers Street, Riverside, California 	92503-5527
________________________________________________________________________
(Address of principal executive offices)		(Zip code)


Registrant's telephone number, including area code	(909)  351-3500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


	Yes	   X   	No _____

Indicate the number of shares outstanding of each of the issuer's classes of Common stock as of the close of the period covered by this report.

	Class				Outstanding at July 27, 1997
_________________________		___________________________________

Common stock, $1 par value		35,940,799   shares

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

	Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. In the
Company's opinion, the statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the periods ending July 27, 1997 and July 28, 1996, and the balances as of July 27, 1997 and April 27, 1997. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form
10-K.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the board of directors and shareholders of Fleetwood Enterprises,
Inc.:


	We have made a review of the accompanying condensed consolidated balance sheet of FLEETWOOD ENTERPRISES, INC. (a Delaware Corporation) and subsidiaries as of July 27, 1997, and the related condensed consolidated statements of income and cash flows for the thirteen-week periods ended July 27, 1997 and July 28, 1996, and the condensed consolidated statement of changes in shareholders' equity for the thirteen-week period ended July
27, 1997. These financial statements are the responsibility of the company's management.

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

	We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Fleetwood Enterprises, Inc. and subsidiaries as of April 27, 1997, and the related consolidated statements of income, cash flows and changes in shareholders' equity for the year then ended (not presented herein), and, in our report dated June 23, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of April
27, 1997, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


							ARTHUR ANDERSEN LLP



Orange County, California
August 26, 1997

                FLEETWOOD ENTERPRISES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                 (Amounts in thousands except per share data)
                                 (UNAUDITED)

                                     13 Weeks Ended      13 Weeks Ended
                                      July 27, 1997      July 28, 1996


Sales                                 $728,454           $751,245
Cost of products sold                  594,785            605,341
                                      --------           --------
  Gross profit                         133,669            145,904

Operating expenses                     100,775            101,226
                                      --------            --------

  Operating income                      32,894             44,678

Other income (expense):
  Investment income                      2,293              5,394
  Interest expense                        (879)            (1,450)
  Other                                 16,036                (20)
                                       --------            -------
                                        17,450              3,924
                                       --------            -------

Income from continuing operations
  before income taxes                   50,344             48,602

Provision for income taxes             (19,402)           (19,270)
                                       ---------          --------

Income from continuing operations       30,942             29,332

Income from discontinued operations:
  Income from operations of finance
   subsidiary (net of income taxes
     of $511)                               --                887
  Gain on sale of finance subsidiary
   (net of income taxes of $19,607)         --             33,891
                                       --------           --------
                                            --             34,778
                                       --------           --------
Net income                             $30,942            $64,110
                                       ========           =======

Net income per Common and
  equivalent share:
  Continuing operations                   $.84               $.64
  Discontinued operations:
    Income from operations of
      finance subsidiary                   --                 .02
    Gain on sale of finance
      subsidiary                           --                 .74
                                       -------            -------
  Total                                   $.84              $1.40
                                       =======            =======

  Dividends declared per share
   of Common stock outstanding            $.17               $.16
                                       =======            =======

 Common and equivalent
  shares outstanding                    36,668             45,916
                                       =======            =======



                    See accompanying notes to financial statements.


               FLEETWOOD ENTERPRISES, INC. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS (CONDENSED)
                           (Amounts in thousands)

                                 ASSETS

                                        July 27,       April 27,
                                        1997           1997
                                       (Unaudited)
Cash                                    $ 16,032       $ 37,890
Investments                              116,191         72,544
Receivables                              184,637        181,085
Inventories:
  Raw materials                          117,700        101,794
  Work in process and finished products   43,252         43,719
Property, plant and equipment            279,829        278,331
Deferred tax benefits                     68,338         71,285
Cash value of Company-owned
  life insurance                          46,977         46,834
Other assets                              41,962         38,065
                                       ---------     ----------

                                        $914,918       $871,547
                                        ========     ==========


                       LIABILITIES AND SHAREHOLDERS' EQUITY


Accounts payable                        $109,107       $106,749
Employee compensation and benefits       116,875        114,983
Federal and state taxes on income         16,343          4,046
Insurance reserves                        24,368         44,381
Long-term debt                            55,000         55,000
Other liabilities                        117,899        103,293
                                        --------       --------
                                         439,592        428,452
                                        --------       --------

Contingent liabilities

Shareholders' equity:
  Preferred stock, $1 par value, authorized
    10,000,000 shares, none outstanding       --            --
  Common stock, $1 par value, authorized
    75,000,000 shares, outstanding 35,941,000
    at July 27, 1997 and 35,747,000
    at April 27, 1997                     35,941         35,747
  Capital surplus                         44,024         37,684
  Retained earnings                      395,494        370,653
  Foreign currency translation
    adjustment                              (757)        (1,163)
  Investment securities valuation
    adjustment                               624            174
                                       ---------      ---------
                                         475,326        443,095
                                       ---------      ---------
                                        $914,918       $871,547
                                       =========      =========

                See accompanying notes to financial statements.


          FLEETWOOD ENTERPRISES, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CASH FLOWS (CONDENSED)
                      (Amounts in thousands)
                           (UNAUDITED)

                                           13 Weeks Ended    13 Weeks
Ended
                                            July 27, 1997    July 28,
1996

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                     $30,942        $64,110
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation expense                           6,761          6,161
  Amortization of intangibles and goodwill          65            180
  Losses on sales of property,
    plant and equipment                            144             20
  Gain on reinsurance transaction              (16,180)            --
  Gain on sale of finance subsidiary                --        (33,891)
  Changes in assets and liabilities:
    Increase in receivables                     (3,552)       (17,349)
    Increase in inventories                    (15,439)       (14,210)
    (Increase) decrease in deferred
      tax benefits                               2,947         (5,432)
    (Increase) decrease in cash value of
      Company-owned life insurance                (143)            36
    (Increase) decrease in other assets         (3,962)        13,207
    Increase (decrease) in accounts payable      2,358         (3,851)
    Increase in other liabilities               24,962         31,897
  Foreign currency translation adjustment          406            132
                                                -------       --------

Net cash provided by operating activities       29,309         41,010
                                                -------       --------


CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities:
  Held-to-maturity                          (1,550,024)    (1,127,754)
  Available-for-sale                            (3,839)    (1,268,533)
Proceeds from maturity of investment securities:
  Held-to-maturity                           1,507,950      1,136,450
  Available-for-sale                                --      1,228,874
Proceeds from sale of available-for-sale
  investment securities                          2,716        111,730
Purchases of property, plant and
  equipment, net                                (8,403)        (3,319)
Proceeds from sale of finance subsidiary            --        132,222
Change in net assets of discontinued
  operation                                         --           (887)
                                             ---------       ---------
Net cash provided by (used in)
  investing activities                         (51,600)       208,783
                                             ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends to shareholders                       (6,101)        (7,305)
Proceeds from exercise of stock options          6,534          2,731
Purchase of Common stock                            --       (240,541)
                                             ---------       ---------

Net cash provided by (used in)
  financing activities                             433       (245,115)
                                             ---------       ---------

Increase (decrease) in cash                    (21,858)         4,678
Cash at beginning of period                     37,890         15,792
                                             ---------       --------

Cash at end of period                          $16,032        $20,470
                                             =========        =======

Supplementary disclosures:
  Income taxes paid                            $ 1,094        $ 4,176
  Interest paid                                    884          1,431
                                               =======         ======


        See accompanying notes to financial statements.


                  FLEETWOOD ENTERPRISES, INC.
              CONSOLIDATED STATEMENT OF CHANGES
              IN SHAREHOLDERS' EQUITY (CONDENSED)
                    (Amounts in thousands)
                       (UNAUDITED)

                                                             Invest-
                                                              ment
                                                    Foreign   Secu-
                                                    Currency  rities
                                                    Trans-    Valu-
Total
                  Common Stock                      lation    ation
Share-
                  Number of      Capital  Retained  Adjust-   Adjust-
holders'
               Shares    Amount  Surplus  Earnings  ment      ment
Equity
Balance
  April 27,
   1997        35,747   $35,747  $37,684  $370,653  $(1,163)  $174
$443,095

 Add (deduct)-

 Net income       --       --         --    30,942    --        --
30,942

 Cash dividends
  declared on
  Common stock    --       --         --    (6,101)   --        --
(6,101)

Stock options
  exercised
  (net of tax
   benefit)      194       194     6,340      --      --        --
6,534

 Foreign currency
  translation
  adjustment       --       --        --       --       406     --
406

 Investment securities
  valuation
  adjustment       --       --        --       --       --      450
450
               ------      ----    -----     -----     ----    ----    -
-----

Balance July 27,
    1997       35,941   $35,941  $44,024   $395,494   $(757)  $ 624
$475,326
               ======   =======  =======   ========   =====    ====
========

           See accompanying notes to financial statements.







	FLEETWOOD ENTERPRISES, INC. AND SUBSIDIARIES

	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	JULY 27, 1997


1)	Reference to Annual Report

Reference is made to the Notes to Consolidated Financial Statements included in the Company's Form 10-K annual report for the year ended April 27, 1997.

2)	Industry Segment Information

	Information with respect to industry segments for the periods ending
July 27, 1997 and July 28, 1996 is shown below:

                                  13 Weeks Ended        13 Weeks Ended
                                  July 27, 1997         July 28, 1996

     OPERATING REVENUES:

     Manufactured housing            $366,649	               $377,145
     Recreational vehicles            350,693                357,854
     Supply operations                 11,112                 16,246
                                     --------               --------
                                     $728,454               $751,245
                                     ========               ========

     OPERATING INCOME:

     Manufactured housing            $ 15,830               $ 29,893
     Recreational vehicles             16,113                 19,837
     Supply operations                  3,392                  1,464
     Corporate and other*              (2,441)                (6,516)
                                     --------               --------
                                     $ 32,894               $ 44,678
                                     ========               ========

    *  Including adjustments and eliminations.

FLEETWOOD ENTERPRISES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Amounts in thousands)


The following is an analysis of changes in key items included in the consolidated statements of income for the 13-week period ended July 27, 1997 compared to the 13-week period ended July 28, 1996. The amounts shown below apply only to continuing operations.

                                                Thirteen Weeks Ended
                                                   July 27, 1997

                                                 Increase         %
                                                (Decrease)     Change

Sales                                            $(22,791)       (3.0)%
Cost of products sold                             (10,556)       (1.7)
                                                  -------         ----
  Gross profit                                    (12,235)       (8.4)

Selling expenses                                    3,891         9.0
General and administrative expenses                (4,342)       (7.5)
                                                  -------         ----

Operating expenses                                   (451)        (.4)
                                                  --------        ----

  Operating income                                (11,784)      (26.4)

Other income (expense)                             13,526       344.7

Income before taxes                                 1,742         3.6

Provision for income taxes                            132          .7

Net income                                         $1,610         5.5%
                                                   ======        ====

Current Quarter Compared to Same Quarter Last Year

Income from continuing operations in the first quarter of fiscal 1998 was
$30,942,000 or 84 cents per share, and included $10,400,000 or 28 cents per share from a non-recurring insurance transaction. This compares to $29,332,000 or 64 cents per share a year ago. Per share earnings from continuing operations were up 31 percent in fiscal 1998 due to fewer outstanding shares stemming from large share repurchases last year.

Current quarter earnings were favorably impacted by a significant reinsurance transaction involving the Company's captive insurance operation. In this transaction, a portion of the Company's products liability risk underwritten by the wholly owned captive was reinsured in the commercial insurance market, freeing up insurance reserves previously accrued by the Company. The net effect of this transaction was an addition to earnings before taxes of $16.2 million which was classified as a non-operating item because of its unusual nature.

Last year's first quarter included income from discontinued operations of
$34.8 million or 76 cents per share which, when added to income from continuing operations, resulted in total earnings of $64.1 million or $1.40 per share in the year ago period. The income from discontinued operations reflected an after-tax gain of $33.9 million or 74 cents per share on the sale of Fleetwood Credit Corp., the Company's RV finance subsidiary, and two cents per share for the final month of finance company operations.

First quarter operating income was 26 percent behind last year's record quarter primarily due to lower gross margins and higher operating costs in the manufactured housing segment.  In the past year, the Company has added
five new housing factories which has increased fixed operating costs,
and
this has been accompanied by lower operating rates and reduced housing revenues. In addition, the Company incurred a loss of approximately $2.2 million before taxes due to flood damage at its Mississippi manufactured housing operation, and was also saddled with plant startup and plant shutdown costs totaling about $3.0 million. Recreational vehicle profits were also off from last year's strong first quarter because of slower motor home sales and non-recurring costs related to a realignment of motor home plant production.

Slower sales of both manufactured housing and recreational vehicles led to a three percent decline in consolidated revenues from $751.2 million to $728.5 million.

Manufactured housing revenues slipped three percent to $366.6 million on a six percent decline in unit sales to 16,359 homes. A higher mix of multi-section homes, which rose from 47 percent to 55 percent, resulted in a moderate one percent decline in floor shipments. Housing group sales represented 50 percent of total Company revenues, which was virtually identical to last year's percentage.

Recreational vehicle revenues in the first quarter totaled $350.7 million
compared to $357.9 million in last year's strong first period. A seven percent decline in motor home sales was partially offset by higher sales of towable RV products.  Motor home revenues eased to $207.5 million on a
21
percent decline in shipments to 3,317 units. In the towable category, travel trailer sales rose two percent to $119.3 million on a three percent decline in unit sales to 8,554, while folding trailer revenues jumped 40 percent to $23.9 million on a 34 percent unit volume increase to 4,720 units. As in the prior year, recreational vehicle sales accounted for 48 percent of total Company revenues.

The Company's supply group recorded sales of $11.1 million in the July quarter compared to $16.2 million in last year's similar period.

Manufacturing gross profit declined as a percentage of sales from 19.4 percent to 18.3 percent primarily due to lower manufactured housing margins stemming from more competitive pricing. Recreational vehicle margins were also off from last year's strong first quarter, largely as a result of less efficient motor home operations and slimmer travel trailer margins caused by West Coast pricing adjustments.

Operating expenses of $100.8 million were down less than one percent from last year's similar period, but increased as a percentage of sales from
13.5 percent to 13.8 percent on the reduced sales volume. Selling expenses were up nine percent to $47.0 million, primarily reflecting higher housing marketing expenses as well as increased product warranty and service costs.
As a percentage of sales, selling expenses rose from 5.7 percent to 6.5 percent. General and administrative expenses declined seven percent to $53.8 million, and decreased as a percentage of sales from 7.7 percent to
7.4 percent. This reduction was primarily related to lower management incentive compensation which resulted from the decline in profits. Also included in general and administrative costs was the $2.2 million flood loss mentioned previously.

Non-operating income of $17.5 million included the one-time insurance transaction mentioned earlier. Income from investments of $2.3 million was
57 percent below last year's first quarter, largely due to significantly higher cash balances that were available for investment last year, most of which arose from the sale of Fleetwood Credit Corp.

The effective income tax rate declined to 38.5 percent in the first quarter from 39.6 percent a year ago, primarily as a result of lower state income tax accruals. The lower tax rate added about 1.5 cents per share to earnings.


Liquidity and Capital Resources

The Company generally relies upon internally generated cash flows to satisfy working capital needs and to fund capital expenditures. The Company's cash equivalents (cash plus investments) totaled $132.2 million at the end of July compared to $110.4 million at the end of April. Cash flow from operations decreased to $29.3 million in the first quarter compared to $41.0 million in the prior year, primarily as a result of the decline in profitability.

Cash received during last year's first quarter included the proceeds from the sale of Fleetwood Credit Corp., which totaled $132.2 million net of income taxes.

During last year's first quarter, the Company completed a Dutch Auction tender offer resulting in the purchase of 7.7 million shares, or approximately 17 percent of its outstanding Common stock, at a cost of $240.5 million.

Cash outflows during the current quarter included $6.1 million for quarterly dividends to shareholders and $8.4 million in capital expenditures.


	PART II         OTHER  INFORMATION


There are no other items to be reported or exhibits to be filed.



	SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          FLEETWOOD ENTERPRISES, INC.



                                          ___________________________
                                          Paul M. Bingham
                                          Senior Vice President-Finance
                                          and Chief Financial Officer

August 28, 1997

FLEETWOOD ENTERPRISES, INC.
CONSOLIDATED FINANCIAL INFORMATION
FINANCIAL DATA SCHEDULE

[SROS]        NYSE
[SROS]        PSE