Form 10-Q
period 1997-10-26
FLEETWOOD ENTERPRISES INC/DE/
filed 1997-11-25
CIK 314132

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                   WASHINGTON, DC   20549


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

     X              OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended October 26, 1997


                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)


______                OF THE SECURITIES EXCHANGE ACT OF 1934


          For the transition period from ___________ to ___________


                   Commission File Number 1-7699


                    FLEETWOOD ENTERPRISES, INC.
-------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

      Delaware                       95-1948322
_______________________     ___________________________________________
(State or other jurisdiction of (I.R.S. Employer Identification Number) incorporation or organization)

3125 Myers Street, Riverside, California  92503-5527
_______________________________________________________________________
(Address of principal executive offices)      (Zip code)


Registrant's telephone number, including area code  (909) 351-3500

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

	Class                      Outstanding at October 26, 1997
_______________________             _____________________________

Common stock, $1 par value       35,979,799 shares

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

	Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. In the Company's opinion, the statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the periods ending October 26, 1997 and October 27, 1996, and the balances as of October 26, 1997 and April 27, 1997. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the board of directors and shareholders of Fleetwood Enterprises,
Inc.:


	We have made a review of the accompanying condensed consolidated balance sheet of FLEETWOOD ENTERPRISES, INC. (a Delaware Corporation) and subsidiaries as of October 26, 1997, and the related condensed consolidated statements of income for the thirteen and twenty-six week periods ended October 26, 1997 and October 27, 1996, the condensed consolidated statements of cash flows for the twenty-six week periods ended October 26, 1997 and October 27, 1996, and the condensed consolidated statement of changes in shareholders' equity for the twenty-six week period ended October 26, 1997. These financial statements are the responsibility of the company's management.

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


                                            ARTHUR ANDERSEN LLP



Orange County, California
November 24, 1997


                FLEETWOOD ENTERPRISES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                 (Amounts in thousands except per share data)
                                 (UNAUDITED)

                          Thirteen     Thirteen   Twenty-six  Twenty-six
                           Weeks         Weeks        Weeks        Weeks
                           Ended         Ended        Ended        Ended
                         Oct. 26,     Oct. 27,     Oct. 26,     Oct. 27,
                            1997         1996         1997          1996
Sales                  $769,089      $748,780   $1,497,543   $1,500,025
Cost of products sold   617,909       607,268    1,212,694    1,212,609
                         -------       -------      -------      -------
  Gross profit          151,180       141,512      284,849      287,416

Operating expenses      106,730       100,585      207,505      201,811
                         -------       -------      -------      -------

  Operating income       44,450        40,927       77,344       85,605

Other income (expense):
  Investment income       2,580         2,660        4,873        8,054
  Interest expense         (895)       (1,024)      (1,774)      (2,474)
  Other                    (273)         (187)      15,763         (207)
                         -------       -------      -------      -------
                          1,412         1,449       18,862        5,373
                         -------       -------      -------      -------

Income from continuing operations
  before income taxes    45,862        42,376       96,206       90,978

Provision for
  income taxes          (17,738)      (16,604)     (37,140)     (35,874)
                         ------         ------      -------     ------

Income from continuing
  operations             28,124        25,772       59,066       55,104

Income from discontinued operations:
  Income from operations of
   finance subsidiary (net
   of income taxes)          --           --            --          887
  Gain on sale of finance
   subsidiary (net of
   income taxes)             --            --           --       33,891
                         ------        ------        ------      ------
                             --            --           --       34,778
                         ------        ------        ------      ------

Net income              $28,124       $25,772       $59,066     $89,882
                        =======       =======       =======     =======

Net income per Common
  and equivalent share:
  Continuing operations    $.77          $.68         $1.61       $1.32
  Discontinued operations:
   Income from operations
    of finance subsidiary    --            --            --         .02
   Gain on sale of finance
    subsidiary               --            --            --         .81
                           -----         -----        -----       -----
                             --            --            --         .83
                           -----         -----        -----       -----

  Total                    $.77          $.68         $1.61       $2.15
                           ====          ====         =====       =====


Dividends declared
  per share of Common
  stock outstanding        $.17          $.16          $.34        $.32
                           ====          ====          ====        ====

Common and equivalent
  shares outstanding     36,514        37,837        36,584      41,877
                         ======        ======        ======      ======

                    See accompanying notes to financial statements.


               FLEETWOOD ENTERPRISES, INC. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS (CONDENSED)
                           (Amounts in thousands)

                                 ASSETS

                                        October 26,       April 27,
                                           1997             1997
                                       (Unaudited)
Cash                                    $ 22,723           $ 37,890
Investments                              161,882             72,544
Receivables                              175,483            181,085
Inventories:
  Raw materials                          106,680            101,794
  Work in process and finished products   41,397             43,719
Property, plant and equipment            278,008            278,331
Deferred tax benefits                     69,781             71,285
Cash value of Company-owned
  life insurance                          47,120             46,834
Other assets                              42,597             38,065
                                        --------           --------
                                        $945,671           $871,547
                                        ========           ========


                       LIABILITIES AND SHAREHOLDERS' EQUITY


Accounts payable                        $117,617           $106,749
Employee compensation and benefits       125,051            114,983
Federal and state taxes on income          4,660              4,046
Insurance reserves                        19,306             44,381
Long-term debt                            55,000             55,000
Other liabilities                        125,932            103,293
                                        --------          ---------
                                         447,566            428,452
                                        --------          ---------

Contingent liabilities

Shareholders' equity:
  Preferred stock, $1 par value,authorized
    10,000,000 shares, none outstanding       --                 --
  Common stock, $1 par value,authorized
    75,000,000 shares, outstanding 35,980,000
    at October 26, 1997 and 35,747,000
    at April 27, 1997                     35,980             35,747
  Capital surplus                         44,882             37,684
  Retained earnings                      417,507            370,653
  Foreign currency translation
    adjustment                              (854)            (1,163)
  Investment securities
    valuation adjustment                     590                174
                                          -------           -------
                                          498,105           443,095
                                          -------           -------

                                         $945,671          $871,547
                                         ========          ========


                See accompanying notes to financial statements.


          FLEETWOOD ENTERPRISES, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CASH FLOWS (CONDENSED)
                      (Amounts in thousands)
                           (UNAUDITED)

                                         Twenty-six         Twenty-six
                                         Weeks Ended        Weeks Ended
                                         October 26,        October 27,
                                         1997               1996

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                   $59,066           $89,882
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation expense                        13,581            12,586
  Amortization of intangibles and goodwill       130               834
  Losses on sales of property,
    plant and equipment                          417               207
  Gain on sale of finance subsidiary             --            (33,891)
  Changes in assets and liabilities:
    Decrease in receivables                    5,602             2,813
    Increase in inventories                   (2,564)          (32,907)
    (Increase) decrease in deferred
      tax benefits                             1,504            (6,863)
    (Increase) decrease in cash value of
      Company-owned life insurance              (286)               71
    (Increase) decrease in other assets       (4,662)            8,873
    Increase (decrease) in accounts payable   10,868            (3,161)
    Increase in other liabilities              8,246            14,447
  Foreign currency translation adjustment        309               514
                                              -------            -------

Net cash provided by operating activities     92,211             53,405
                                              -------            -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities:
  Held-to-maturity                        (3,533,322)        (2,245,865)
  Available-for-sale                         (10,443)        (1,515,797)
Proceeds from maturity of investment
  securities:
  Held-to-maturity                         3,444,498          2,256,168
  Available-for-sale                           2,853          1,460,752
Proceeds from sale of available-for-sale
  investment securities                        7,492            230,726
Purchases of property, plant
  and equipment, net                         (13,675)           (22,344)
Proceeds from sale of finance subsidiary,
  net of income taxes                             --            132,222
Change in net assets of discontinued
  operation                                       --               (887)
                                             --------           --------
Net cash provided by (used in)
  investing activities                      (102,597)           294,975
                                             --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Retirement of long-term debt                      --            (25,000)
Dividends to shareholders                    (12,212)           (12,985)
Proceeds from exercise of stock options        7,431              3,810
Purchase of Common stock                          --           (311,738)
                                            --------           ---------

Net cash used in financing activities         (4,781)          (345,913)
                                            --------           ---------

Increase (decrease) in cash                  (15,167)             2,467
Cash at beginning of period                   37,890             15,792
                                            --------           ---------

Cash at end of period                        $22,723            $18,259
                                            ========           ========

Supplementary disclosures:
  Income taxes paid                          $31,673            $40,256
  Interest paid                                1,776              2,421


        See accompanying notes to financial statements.


                  FLEETWOOD ENTERPRISES, INC.
              CONSOLIDATED STATEMENT OF CHANGES
              IN SHAREHOLDERS' EQUITY (CONDENSED)
                    (Amounts in thousands)
                       (UNAUDITED)

                                                              Invest-
                                                              ment
                                                    Foreign   Secu-
                                                    Currency  rities
                                                    Trans-    Valu-
Total
                  Common Stock                      lation    ation
Share-
                  Number of      Capital  Retained  Adjust-   Adjust-
holders'
               Shares    Amount  Surplus  Earnings  ment      ment
Equity
Balance
  April 27,
   1997        35,747   $35,747  $37,684  $370,653  $(1,163)  $174
$443,095

 Add (deduct)-

 Net income       --       --       --      59,066     --      --
59,066

 Cash dividends
  declared on
  Common stock    --       --       --     (12,212)    --      --
(12,212)

 Stock options
  exercised
  (net of tax
   benefit)       233       233    7,198      --       --      --
7,431

Foreign currency
   translation
   adjustment     --       --       --        --        309      --
309

  Investment
   securities
   valuation
   adjustment     --       --       --        --      --       416
416
              ------   -------  -------  -------     -----    ----    --
------

Balance
  October 26,
   1997       35,980   $35,980  $44,882  $417,507    $(854)   $590
$498,105
              ======   =======  =======  ========    =====    ====
=======

                  See accompanying notes to financial statements.



                 FLEETWOOD ENTERPRISES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                OCTOBER 26, 1997


1)   Reference to Annual Report

     Reference is made to the Notes to Consolidated Financial Statements included in the Company's Form 10-K annual report for the year ended
     April 27, 1997.

2)   Industry Segment Information

     Information with respect to industry segments for the periods ending October 26, 1997 and October 27, 1996 is shown below:

                               13 Weeks  13 Weeks   26 Weeks     26
Weeks
                               Ended     Ended      Ended        Ended
                               Oct. 26,  Oct. 27,   Oct. 26,     Oct. 27
                               1997      1996       1997         1996

     OPERATING REVENUES:

     Manufactured housing  $390,652    $385,497   $  757,301  $  762,642
     Recreational vehicles  366,654     348,835      717,347     706,689
     Supply operations       11,783      14,448       22,895      30,694
                           --------     -------   ----------  ----------
                           $769,089    $748,780   $1,497,543  $1,500,025
                           ========    ========   ==========  ==========

     OPERATING INCOME:

     Manufactured housing $ 25,309    $ 24,563   $   41,139  $   54,008
     Recreational vehicles  17,944      19,704       34,057      38,813
     Supply operations       3,860          78        7,252       1,471
     Corporate and other*   (2,663)     (3,418)      (5,104)     (8,687)
                            --------    -------    ---------    --------
                          $ 44,450    $ 40,927   $   77,344  $   85,605
                           ========    ========    =========   =========

    *  Including adjustments and eliminations.

FLEETWOOD ENTERPRISES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Amounts in thousands)

The following is an analysis of changes in key items included in the consolidated statements of income for the 13-week and 26-week periods ended October 26, 1997. The amounts shown below apply only to continuing operations.

                               Thirteen Weeks           Twenty-six Weeks
                                Ended                    Ended
                                October 26, 1997        October 26, 1997

                                Increase      %         Increase       %
                                (Decrease)  Change     (Decrease)
Change
Sales                       $20,309      2.7%       $(2,482)       (.2)%
Cost of products sold        10,641      1.8             85         --
                            -------      ---        -------        ---
  Gross profit                9,668      6.8         (2,567)       (.9)

Selling expenses              5,516     12.4          9,407       10.7
General and admin. expenses     629      1.1         (3,713)      (3.2)
                            -------     ----         ------       ----

  Operating expenses          6,145      6.1          5,694        2.8
                             -------     ----         ------        ---

  Operating income            3,523      8.6         (8,261)      (9.7)

  Other income (expense)        (37)    (2.6)        13,489      251.1

  Income before taxes         3,486      8.2          5,228        5.7

  Provision for income taxes  1,134      6.8          1,266        3.5

  Net income                 $2,352      9.1%        $3,962        7.2%
                             ======     ====         ======        ===

Current Quarter Compared to Same Quarter Last Year

Net income for the quarter ended October 26, 1997 increased nine percent to a record $28.1 million or 77 cents per share compared to $25.8 million or 68 cents per share in last year's similar period. A rebound in profitability for the manufactured housing and supply groups stimulated the second quarter earnings gain, which was partially offset by lower recreational vehicle earnings.

Total revenues rose three percent to a record $769.1 million in the second quarter, up from $748.8 million a year ago, largely due to higher recreational vehicle sales.

Recreational vehicle revenues reached $366.6 million, five percent ahead of last year's $348.8 million. Motor home revenues of $215.2 million were almost unchanged from last year's second quarter, despite an 11 percent decline in unit volume to 3,144 motor homes. Towable RV products did considerably better as both travel trailers and folding trailers produced sales gains. Travel trailer revenues were up 11 percent to $122.7 million as unit volume rose five percent to 8,319. Folding trailer sales jumped 31 percent to $28.7 million on a 15 percent gain in shipments to 5,472 units. Recreational vehicle sales accounted for 48 percent of total Company revenues, up from 47 percent last year.

Manufactured housing revenues for the second quarter were a record $390.7 million, up about one percent from last year's comparable period. A total of 17,248 homes were sold in the quarter, three percent below last year's similar period, but the number of floors shipped were two percent higher due to a heavier mix of multi-section homes. Housing group sales represented 51 percent of total Company revenues which was unchanged from last year's second quarter.

Fleetwood's supply operations contributed second quarter revenues of $11.8 million compared to last year's $14.4 million.

Gross profit rose as a percentage of sales from 18.9 percent to 19.7 percent, as improved manufactured housing margins more than offset lower RV margins.

Operating expenses increased six percent to $106.7 million, and rose as a percentage of sales from 13.4 percent to 13.9 percent. Selling expenses climbed 12 percent to $50.0 million primarily reflecting higher sales promotion and advertising costs. As a percentage of sales, selling expenses rose from 5.9 percent to 6.5 percent. General and administrative expenses increased one percent to $56.7 million, but declined as a percentage of sales from 7.5 percent to 7.4 percent. The dollar increase was primarily a result of higher management incentive compensation, which is directly related to improved profits.

The effective tax rate decreased from 39.2 percent to 38.7 percent primarily because of reduced state income tax accruals.

Current Year-To-Date Compared to Same Period Last Year

Earnings from continuing operations for the first six months of fiscal 1998 rose seven percent to $59.1 million or $1.61 per share versus $55.1 million and $1.32 per share for last year's first half. Earnings per share increased an even greater 22 percent due to fewer outstanding shares stemming from large share repurchases last year. The current year earnings improvement resulted from a non-recurring gain of $10.4 million or 28 cents per share from a significant reinsurance transaction involving the Company's captive insurance operation.

Last year's first half included income from discontinued operations of $34.8 million or 83 cents per share which, when added to income from continuing operations, resulted in total earnings of $89.9 million or $2.15 per share. The income from discontinued operations reflected an after-tax gain of $33.9 million or 81 cents per share from the sale of the Company's RV finance subsidiary.

Six-month RV revenues totaled $717.3 million, a two percent gain over last year's first half. This improvement resulted from a six percent increase in travel trailer sales and a strong 35 percent gain in folding trailer volume. Travel trailer sales totaled $242.0 million and folding trailers reached a record volume of $52.7 million. Travel trailer shipments were up one percent to 16,873 units and folding trailer unit volume rose 23 percent to 10,192 units. The motor home division recorded first half revenues of $422.7 million, off four percent from last year's record pace, while shipments dropped 16 percent to 6,461 units. This reflects a shift in product mix toward higher-priced and more fully-featured Class A motor homes. RV revenues, as a percentage of total Company revenues, increased from 47 percent a year ago to 48 percent in the current year.

For the first six months of fiscal 1998, housing revenues eased one percent to $757.3 million on a five percent drop in shipments to 33,607 homes. A shift to higher-priced multi-section homes resulted in a one percent increase in floor shipments. Housing revenues remained unchanged from last year at 51 percent of total Company revenues.

For the six months, supply operations generated revenues of $22.9 million versus $30.7 million in last year's first half.

Gross profit margin for the first half of fiscal 1998 declined from 19.2 percent to 19.0 percent. Both housing and recreational vehicle groups experienced higher direct labor and manufacturing overhead costs that more than offset material cost reductions.

Operating expenses rose three percent to $207.5 million, and also increased as a percentage of sales from 13.5 percent to 13.9 percent. As a percentage of sales, selling expenses were up from 5.8 percent a year ago to 6.5 percent, while general and administrative expenses fell from 7.6 percent to 7.4 percent this year. Selling expenses increased 11 percent to $97.0 million primarily due to higher promotional and advertising costs and product warranty and service expenses. General and administrative expenses declined three percent to $110.5 million reflecting lower insurance costs and slightly reduced management incentive compensation for the first half of fiscal 1998.

Non-operating income of $18.9 million included $16.2 million for the reinsurance transaction previously mentioned. Investment income was down 39 percent to $4.9 million, reflecting higher cash balances available for investment last year primarily as a result of the sale of Fleetwood Credit Corp.

The effective tax rate for the current year was 38.6 percent compared to
39.4 percent last year, largely reflecting reduced state income tax accruals.

Liquidity and Capital Resources

The Company generally relies upon internally generated cash flows to satisfy working capital needs and to fund capital expenditures. Cash generated from operations improved to $92.2 million for the first half of fiscal 1998 compared to $53.4 million last year. This change primarily reflects a $30.3 million difference in the change in inventory levels, year over year.

Last year's cash flows included $132.2 million, net of income taxes, received from the sale of Fleetwood Credit Corp. These proceeds, along with the sale of investment securities, yielded net cash from investing activities of $295.0 million in last year's first half, most of which was used to make share repurchases. In the first six months of last year, the Company purchased approximately 23 percent of its outstanding Common stock at a cost of $311.7 million. Also, $25.0 million in long-term debt was retired last year.

Cash outlays in the current year included $12.2 million in dividends to shareholders and $13.7 million for capital expenditures. This compares with $13.0 million and $22.3 million, respectively, last year.

Millennium Computer Project

The Company is dependent on a cluster of centralized computers to provide data in support of vital company-wide operational and accounting functions. Many of the computer routines used to generate this data were programmed in-house, following the common practice of using only two digits to designate a year. As a consequence, as we approach the year 2000, programs with date-related logic will not be able to distinguish between the years 1900 and 2000, potentially causing software and hardware to fail, generate erroneous calculations or present information in an unusable form. In recognition of this potential, the Company launched a "Year 2000" conversion project in February 1996 to correct and fully test all offending computer codes by mid-1998. At this date, the project is progressing as planned and is expected to be completed on schedule. Given these efforts, management does not anticipate any appreciable impact on Company operations consequent to the use of the Company's computer systems in the new millennium.

              PART II         OTHER  INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

At Fleetwood's Annual Meeting of Shareholders held on September 9, 1997, the following directors were elected to three-year terms to Fleetwood's Board of Directors: Glenn F. Kummer, Thomas A. Fuentes and Dr. James L. Doti. The following directors continued in office after the meeting, but were not elected at the meeting: John C. Crean, William W. Weide, Dr. Douglas M. Lawson, Walter F. Beran and Andrew Crean.

The shareholder votes on the elections were as follows:

                                   For                  Withheld Vote
                                  ----                  ------------
     Glenn F. Kummer            32,392,739                230,361

     Thomas A. Fuentes          31,813,452                809,648

     James L. Doti              32,216,197                406,903



Item 6(b).  Exhibits and Reports on Form 8-K

On October 8, 1997, the Company filed a Form 8-K regarding the formation of an alliance with Pulte Corporation for the purpose of entering the manufactured housing retail business.



                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    FLEETWOOD ENTERPRISES, INC.



                                    _____________________
                                    Paul M. Bingham
                                    Senior Vice President - Finance
                                    and Chief Financial Officer

November 25, 1997

FLEETWOOD ENTERPRISES, INC.
CONSOLIDATED FINANCIAL INFORMATION
FINANCIAL DATA SCHEDULE

[SROS]        NYSE
[SROS]        PSE