Form 10-Q
period 1998-01-25
FLEETWOOD ENTERPRISES INC/DE/
filed 1998-03-02
CIK 314132

FORM 10-Q

	SECURITIES AND EXCHANGE COMMISSION

	WASHINGTON, DC   20549


	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

    X     	OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended January 25, 1998


	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)


______	OF THE SECURITIES EXCHANGE ACT OF 1934


	For the transition period from ___________ to ______

	Commission File Number 1-7699

	FLEETWOOD ENTERPRISES, INC.
	(Exact name of registrant as specified in its charter)

	Delaware			 95-1948322
_______________________	__________________________
(State or other jurisdiction of  	(I.R.S. Employer
incorporation or organization)       Identification Number)

3125 Myers Street, Riverside, California	92503-5527
______________________________________________________________
(Address of principal executive offices)      (Zip code)


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


	Yes	  X   	No _____

Indicate the number of shares outstanding of each of the issuer's classes of Common stock as of the close of the period covered by this report.

Class				     Outstanding at January 25, 1998
_________________________	  __________________________________

Common stock, $1 par value		36,475,399 shares

Preferred share purchase rights			--


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

	Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. In the Company's opinion, the statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the periods ending January 25, 1998 and January 26, 1997 and the balances as of January 25, 1998 and April 27, 1997. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.


	REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the board of directors and shareholders of Fleetwood Enterprises,
Inc.:


	We have reviewed the accompanying condensed consolidated balance sheet of FLEETWOOD ENTERPRISES, INC. (a Delaware Corporation) and subsidiaries as of January 25, 1998, and the related condensed consolidated statements of income for the thirteen and thirty-nine week periods ended January 25, 1998 and January 26, 1997, the condensed consolidated statements of cash flows for the thirty-nine week periods ended January 25, 1998 and January 26, 1997, and the condensed consolidated statement of changes in shareholders' equity for the thirty-nine week period ended January 25, 1998. These financial statements are the responsibility of the company's management.

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

	We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Fleetwood Enterprises, Inc. and subsidiaries as of April 27, 1997, and the related consolidated statements of income, cash flows and changes in shareholders' equity for the year then ended (not presented herein) and, in our report dated June 23, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of April 27, 1997, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



					    ARTHUR ANDERSEN LLP



Orange County, California
February 24, 1998

                FLEEEWOOD ENTERPRISES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME (CONDENSED)
               (Amounts in thousands except per share data)
                           (UNAUDITED)

                        13           13          39           39
                      Weeks        Weeks        Weeks        Weeks
                      Ended        Ended        Ended        Ended
                     Jan. 25,     Jan. 26,     Jan. 25,     Jan. 26,
                      1998         1997         1998          1997

Sales                $710,620     $627,961     $2,208,163  $2,127,986
Cost of products
 sold                 571,940      516,137      1,784,634   1,728,746
                     --------     --------     ----------   ---------
  Gross profit        138,680      111,824        423,529     399,240

Operating expenses    106,607       90,559        314,112     292,370
                     --------     --------     ----------   ---------

  Operating income     32,073       21,265        109,417     106,870

Other income (expense):
  Investment income     3,425        2,151          8,298      10,205
  Interest expense       (903)        (703)        (2,677)     (3,177)
  Other                    69          (32)        15,832        (239)
                      ---------   ---------       --------  ----------
                        2,591        1,416         21,453       6,789
                      ---------   ---------       --------  ----------

Income from continuing
  operations before
  income taxes         34,664       22,681        130,870     113,659

Provision for
  income taxes        (13,515)      (8,902)       (50,655)    (44,776)
                      --------     -------        --------    --------

Income from
  continuing
   operations          21,149       13,779         80,215      68,883

Income from discontinued operations:
  Income from operations of
   finance subsidiary (net of $511
   for income taxes)      --          --             --           887
  Gain on sale of finance subsidiary
   (net of $19,607 for
    income taxes)         --          --             --        33,891
                        -------     -------         --------   ------
                          --          --             --        34,778
                        -------     -------        --------    ------

Net income             $21,149      $13,779        $80,215   $103,661
                       =======      =======        ========  ========

                Basic Diluted Basic Diluted Basic Diluted Basic Diluted
Net income per Common share:
  Continuing
   operations  $.58    $.57    $.39  $.38    $2.23  $2.19   $1.76 $1.72
  Discontinued operations:
    Income from operations
     of finance
     subsidiary  --     --      --    --      --     --       .02   .02
   Gain on sale of
     finance
     subsidiary  --     --      --    --      --     --       .87   .84
               -----   ----    -----  ----   -----  -----   -----  ----

Total          $.58    $.57    $.39  $.38    $2.23  $2.19   $2.65 $2.58
               ====    ====    ====   ====    ====   ====   =====  ====

Dividends declared per
 share of Common stock
  outstanding          $.17          $.16            $.51         $.48
                       ====          =====           ====         ====

Weighted average Common
  shares - basic     36,256        35,562          36,016       39,092
                     ======        ======          ======       ======

Weighted average Common
  shares - diluted   36,884        36,556          36,587       40,103
                     ======        ======          ======       ======

See accompanying notes to financial statements.

                       FLEETWOOD ENTERPRISES, INC.
                     CONSOLIDATED BALANCE SHEETS (CONDENSED)
                       (Amounts in thousands)

                 ASSETS

                                          January 25,       April 27,
                                           1998              1997
                                        (Unaudited)
Cash                                      $21,805            $37,890
Investments                               146,121             72,544
Receivables                               190,092            181,085
Inventories:
  Raw materials                           106,255            101,794
  Work in process and
    finished products                      56,257             43,719
Property, plant and equipment             276,846            278,331
Deferred tax benefits                      70,090             71,285
Cash value of Company-owned
  life insurance                           47,263             46,834
Other assets                               41,612             38,065
                                       -----------         ---------
                                         $956,341           $871,547
                                        ==========         =========

         LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                         $103,693           $106,749
Employee compensation and benefits        122,824            114,983
Federal and state taxes on income           4,598              4,046
Insurance reserves                         23,216             44,381
Long-term debt                             55,000             55,000
Other liabilities                         122,312            103,293
                                         --------            -------
                                          431,643            428,452
                                         --------            -------

Contingent liabilities

Shareholders' equity
  Preferred stock, $1 par value, authorized
   10,000,000 shares, none outstanding        --               --
  Common stock, $1 par value, authorized
   75,000,000 shares, outstanding 36,475,000
   at January 25, 1998 and 35,747,000
   at April 27, 1997                      36,475              35,747
Capital surplus                           57,539              37,684
Retained earnings                        432,458             370,653
Foreign currency translation
 adjustment                               (2,064)             (1,163)
Investment securities valuation
 adjustment                                  290                 174
                                         --------           --------
                                         524,698             443,095
                                        ---------            -------
                                        $956,341            $871,547
                                        =========            =======

See accompanying notes to financial statements.

	FLEETWOOD ENTERPRISES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONDENSED)
                  (Amounts in thousands)
                       (UNAUDITED)

                                        Thirty-nine     Thirty-nine
                                        Weeks Ended     Weeks Ended
                                        January 25,     January 26,
                                         1998             1997
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                 $80,215        $103,661
Adjustments to reconcile net income to net
 cash provided by operations activities:
 Depreciation expense                       20,586          18,936
  Amortization of intangibles
    and goodwill                               197           1,420
  Losses on sales of property, plant
    and equipment                              348             239
  Gain on sale of finance subsidiary           --          (33,891)
  Changes in assets and liabilities:
    (Increase) decrease in receivables      (9,007)            100
    Increase in inventories                (16,999)        (27,261)
    (Increase) decrease in deferred
      tax benefits                           1,195          (5,948)
    (Increase) decrease in cash value
      of Company-owned life insurance         (429)            107
   (Increase) decrease in other assets      (3,744)          7,461
   Decrease in accounts payable             (3,056)        (17,373)
   Increase (decrease) in other
     liabilities                             6,247          (2,073)
                                           -------         -------

Net cash provided by operating
  activities                                75,553          45,378
                                           -------         -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities:
  Held-to-maturity                      (5,130,353)     (3,328,812)
  Available-for-sale                       (41,996)     (1,531,739)
Proceeds from maturity of investment securities:
  Held-to-maturity                       5,053,096       3,345,024
  Available-for-sale                        15,480       1,461,352
Proceeds for sale of  available-for-sale
  investment securities                     30,312         245,288
Purchases of property, plant and
  equipment, net                           (19,449)        (30,776)
Proceeds from sale of finance subsidiary, net
  of income taxes                              --          132,222
Change in net assets of discontinued
  operation                                    --             (887)
                                           ---------      ---------

Net cash provided by (used in) investing
  activities                               (92,910)        291,672
                                           ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term borrowings                          --           21,000
Retirement of long-term debt                   --          (25,000)
Dividends to shareholders                  (18,410)        (18,675)
Proceeds from exercise of
  stock options                             20,583           3,810
Repurchase of Common stock                     --         (311,738)
                                            --------      --------
Net cash provided by (used in)
  financing activities                       2,173        (330,603)
                                            ---------     --------

Foreign currency translation adjustment       (901)            439
                                            --------      --------

Increase (decrease) in cash                (16,085)          6,886
Cash at beginning of period                 37,890          15,792
                                           --------       --------
Cash at end of period                      $21,805         $22,678
                                           ========       ========

Supplementary disclosures:
  Income taxes paid                        $42,069         $52,499
  Interest paid                              2,829           3,534

See accompanying notes to financial statements.

                    FLEETWOOD ENTERPRISES, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF CHANGES
                         IN SHAREHOLDERS' EQUITY (CONDENSED)
                               (Amounts in thousands)
                                  (UNAUDITED)

                                           Foreign  Investment   Total
         Common Stock                       Currency Securities Share-
         Number of      Capital   Retained Translation Valuation holders'
         Shares  Amount Surplus   Earnings  Adjustment Adjustment Equity

Balance April 27,
  1997    35,747 $35,747 $37,684  $370,653   $(1,163)    $174    $443,095

Add (deduct)-

Net
 income      --     --      --      80,215        --       --      80,215

Cash dividends
 declared on
 Common
 stock       --     --      --     (18,410)       --       --      18,410)

Stock options
 exercised  728     728   19,855        --        --       --      20,583

Foreign currency
  translation
  adjustment  --     --     --          --       (901)      --      (901)

Investment securities
  valuation
  adjustment  --     --     --          --         --       116      116
            ------  -----  -------    ------     -----    ------    ----

Balance January 25,
 1998     36,475 $36,475  $57,539  $432,458    $(2,064)    $290  $524,698
         =======  ======   ======   =======     ======     ====   =======

See accompanying notes to financial statements.



	FLEETWOOD ENTERPRISES, INC. AND SUBSIDIARIES

	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	JANUARY 25, 1998


1)	Reference to Annual Report

Reference is made to the Notes to Consolidated Financial Statements included in the Company's Form 10-K annual report for the year ended April 27, 1997.

2)	Industry Segment Information

	Information with respect to industry segments for the periods ending
January 25, 1998 and January 26, 1997 is shown below (amounts in thousands):

                               13 Weeks   13 Weeks   39 Weeks  39 Weeks
                               Ended      Ended      Ended      Ended
                               Jan. 25,   Jan. 26,   Jan. 25,  Jan. 26,
                               1998       1997       1998       1997
     OPERATING REVENUES:

     Manufactured housing      $354,872   $324,449   $1,112,173 $1,087,091
     Recreational vehicles      345,293	   293,721    1,062,640  1,000,410
     Supply operations           10,455      9,791       33,350     40,485
                              ---------    --------  ----------  ---------
                               $710,620   $627,961   $2,208,163 $2,127,986
                              =========    ========  ========== ==========

     OPERATING INCOME:


     Manufactured housing       $18,159	     $8,355     $59,298    $62,363
     Recreational vehicle        13,519	     14,142      47,576     52,955
     Supply operations            4,037       (390)    	 11,289      1,081
     Corporate and other*        (3,642)      (842)      (8,746)    (9,529)
                               --------     ------     --------    -------
                                $32,073    $21,265     $109,417   $106,870
                               ========    ========    ========   ========

          *  Including adjustments and eliminations.

3)	Basic and Diluted Earnings Per Share

     The reconciliations for income (numerator) and shares (denominator) between Basic EPS and Diluted EPS are shown below (amounts and shares in thousands):

              Quarter Ended January 25, 1998  Year to Date January 25, 1998
                                     Per-                            Per-
              Income    Shares       Share    Income      Shares      Share
             (Numerator)(Denominator)Amount   (Numerator)(Denominator)Amount
Basic EPS
Income from continuing
  operations available to
  Common stock-
  holders    $21,149	     36,256    $0.58     $80,215 	  36,016      $2.23

Effect of Dilutive Securities
Stock options   --	          628	                 --        571

Diluted EPS
Income available to
  Common stockholders
  plus assumed con-
  versions   $21,149      36,884   $0.57     	$80,215	   36,587      $2.19
             =============================     ===========================

              Quarter Ended January 25, 1998  Year to Date January 25, 1998
                                     Per-                            Per-
              Income    Shares       Share    Income      Shares      Share
             (Numerator)(Denominator)Amount   (Numerator)(Denominator)Amount
Basic EPS
Income from continuing
  operations available to
  Common stock-
  holders    $13,779     35,562      $0.39    $68,883     39,092      $1.76

Effect of Dilutive Securities
Stock options     --	       994                    --      1,011

Diluted EPS
Income available to
  Common stockholders
  plus assumed con-
  versions   $13,779     36,556	      $0.38     $68,883    40,103     $1.72
             =============================     ============================



All stock options outstanding are dilutive as of January 25, 1998;
therefore, there is no anti-dilutive effect.

FLEETWOOD ENTERPRISES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Amounts in thousands)


The following is an analysis of changes in key items included in the consolidated statements of income for the 13-week and 39-week periods ended January 25, 1998. The amounts shown below apply only to continuing operations.


                                      13 Weeks Ended      39 Weeks Ended
                                      January 25, 1998    January 25, 1998
                                      ----------------    ----------------
                                      Increase     %      Increase      %
	                                    (Decrease)  Change  (Decrease)   Change
                                      --------   ------   --------    -----
Sales                                 $82,659    13.2%     $80,177      3.8%
Cost of products sold                  55,803    10.8       55,888      3.2
                                     ---------   -----     -------     ----
   Gross profit                        26,856    24.0       24,289      6.1

Selling expenses                        8,742    20.4       18,149     13.9
General and administrative
  expenses                              7,306    15.3        3,593      2.2
                                      -------    ----      --------   -----

Operating expenses                     16,048    17.7       21,742      7.4
                                      -------    ----       -------    ----

 Operating income                      10,808    50.8        2,547      2.4

Other income (expense)                  1,175    83.0       14,664    216.0

Income before taxes                    11,983    52.8       17,211     15.1

Provision for income taxes              4,613    51.8        5,879     13.1

Net income                             $7,370    53.5%     $11,332     16.5%
                                       ======    ====      =======     ====


Current Quarter Compared to Same Quarter Last Year

Net income for the third quarter ended January 25, 1998 increased 53 percent to a record $21.1 million or 57 cents per share on a diluted basis. This compares with $13.8 million or 38 cents per share for the similar period last year. The improved results were mainly driven by a rebound in manufactured housing profits.

Consolidated sales for the third quarter rose 13 percent to a record $710.6 million versus $628.0 million for last year's comparable period. Sales gains were recorded for both manufactured housing and recreational vehicles.

Manufactured housing sales reached a new high for the third quarter, increasing nine percent to $354.9 million on a five percent rise in
volume to 15,368 units.   The continuing growth in sales of multi-section
homes resulted in an eight percent gain in manufactured housing sections. Multi-section homes represented nearly 58 percent of homes sold in the third quarter, up from 54 percent a year ago. Housing group sales represented 50 percent of Company revenues compared to 52 percent for the similar period a year ago.

Recreational vehicle sales were up 18 percent to $345.3 million, an all-time high for the January quarter, compared to last year's $293.7 million, as all RV segments posted record third quarter sales. Motor home revenues of $211.7 million were up 20 percent on an 11 percent increase in volume to 3,055 units, primarily due to higher sales of upscale Class A products. Travel trailer sales rose 13 percent to $107.8 million, while unit shipments increased 14 percent to 7,388. Third quarter folding trailer sales increased 18 percent to $25.8 million on a three percent rise in unit volume to 5,018. Recreational vehicle sales accounted for 49 percent of total Company revenues, up from 47 percent last year.

The Company's supply group contributed third quarter revenues of $10.4 million compared to $9.8 million a year ago.

Gross profit increased as a percentage of sales from 17.8 percent to 19.5 percent, largely as a result of improved manufactured housing margins. Housing margins benefited from raw material cost reductions and selective increases in product selling prices.

Operating expenses increased 18 percent to $106.6 million, and rose as a percentage of sales from 14.4 percent to 15.0 percent. Selling expenses rose 20 percent to $51.7 million mainly due to higher advertising and
product warranty costs.   As a percentage of sales, selling expenses rose
from 6.8 percent to 7.3 percent. General and administrative expenses were up 15 percent to $54.9 million, and rose as a percentage of sales from 7.6 percent to 7.7 percent. The increase was largely the result of higher compensation and benefit costs, most of which was related to management incentive compensation stemming from improved profits.

Non-operating income of $2.6 million was 83 percent ahead of last year's $1.4 million, mainly due to a $1.3 million increase in investment income earned on higher invested balances.

Current Year-to-Date Compared to Same Period Last Year

Earnings from continuing operations for the nine-month period ending January 25, 1998 rose 16 percent to $80.2 million or $2.19 per share on a diluted basis. This compares to $68.9 million and $1.72 per share for the first nine months of fiscal 1997. Current year earnings for nine months included a non-recurring gain of $10.4 million or 28 cents per share recognized in the first quarter from a significant reinsurance transaction involving the Company's captive insurance operation. Last year's nine-month period included income from discontinued operations of $34.8 million or 86 cents per share which, when added to income from continuing operations, resulted in total earnings of $103.7 million or $2.58 per share on a diluted basis. Income from discontinued operations included a gain of $33.9 million or 84 cents per share on the sale of the Company's RV finance subsidiary.

For the first nine months of fiscal 1998, sales rose four percent to $2.21 billion compared to $2.13 billion for the similar period last year, with both manufactured housing and recreational vehicles recording revenue increases.

Nine-month housing sales were up two percent to a record $1.11 billion, despite a two percent unit volume decline to 48,975 homes sold. A heavier mix of multi-section homes, which rose from 49 percent to 56 percent of sales for the nine months, resulted in a three percent gain in housing sections. Housing revenues represented 50 percent of total Company sales compared to 51 percent last year.

RV sales for the first nine months of fiscal 1998 rose six percent to $1.06 billion compared to $1.0 billion a year ago. Motor home sales increased three percent to a record $634.4 million, despite a nine percent decline in unit shipments to 9,516, reflecting the continuing shift to higher-priced Class A products. Travel trailer sales were up eight percent to $349.8 million on a five percent rise in unit volume to 24,261 units. Folding trailers rose a strong 29 percent to a record $78.5 million, as unit shipments rose 16 percent to 15,210. RV revenues increased from 47 percent of total Company revenues a year ago to 48 percent in the current year.

Nine-month revenues from supply operations were $33.4 million versus $40.5 million for the comparable period last year.

Gross profit margin for the first nine months of fiscal 1998 rose to 19.2 percent from 18.8 percent last year. Improved housing margins more than offset the effect of lower RV margins, which were impacted by higher motor home production costs.

Operating expenses rose seven percent to $314.1 million, and also increased as a percentage of sales from 13.7 percent to 14.2 percent. As a percentage of sales, selling expenses were up from 6.1 percent a year ago to 6.7 percent, while general and administrative expenses fell from
7.6 percent to 7.5 percent this year. Selling expenses increased 14 percent to $148.6 million, primarily due to increased sales promotion and advertising efforts and higher costs for product warranties and service. General and administrative expenses were up two percent to $165.5 million, primarily reflecting higher management incentive compensation which is directly related to the rise in profits.

Non-operating income of $21.5 million included $16.2 million for the reinsurance transaction mentioned previously. Investment income for the nine months was down 19 percent to $8.3 million, primarily reflecting higher cash balances available for investment in the early part of the prior year, largely as a result of the sale of Fleetwood Credit Corp.

The effective tax rate for the first nine months of fiscal 1998 was 38.7 percent, down from 39.4 percent last year.

Liquidity and Capital Resources

The Company generally relies upon internally generated cash flows to satisfy working capital needs and to fund capital expenditures. Cash generated from operations improved to $75.6 million compared to $45.4 million last year.

Last year's cash flows included $132.2 million, net of income taxes, received from the sale of Fleetwood Credit Corp. These proceeds along with the sale of investment securities yielded net cash from investing activities of $291.7 million last year compared to net cash used in the current year of $92.9 million.

During the first half of last year, the Company purchased approximately
22.5 percent of its outstanding Common stock at a cost of $311.7 million. Also, $25.0 million in long term debt was retired last year.

Cash outlays in the current year included $18.4 million in dividends to shareholders and $19.4 million for capital expenditures. This compares with $18.7 million and $30.8 million, respectively, last year.

Subsequent to January 25, 1998, the Company purchased all of the shares of Common stock owned by its retiring Chairman of the Board and founder. The approximate 5.2 million shares were acquired at a cost of $176.9 million. On February 10, 1998, a $287.5 million convertible preferred stock offering was completed to fund the share repurchase. Proceeds from the preferred stock offering not required for the share repurchase are expected to be used to fund the Company's planned entry into the manufactured housing retail business. (See Item 5 included in this Form 10-Q for information regarding a proposed acquisition by the Company.)

Year 2000 Project

The Company is dependent on a cluster of centralized computers to provide data in support of vital company-wide operational and accounting functions. Many of the computer routines used to generate this data were programmed in-house, following the common practice of using only two digits to designate a year. As a consequence, as we approach the year 2000, programs with date-related logic will not be able to distinguish between the years 1900 and 2000, potentially causing software and hardware to fail, generate erroneous calculations or present information in an unusable form. In recognition of this potential, the Company launched a "Year 2000" conversion project in February 1996 to correct and fully test all offending computer code by mid-1998. At this date, the project is progressing as planned and is expected to be completed on schedule. Given these efforts, management does not anticipate any appreciable impact on company operations consequent to the use of the Company's computer systems in the new millennium. The estimated amount the Company plans to spend on the year 2000 project, which is being expensed as incurred, will not have a material effect on results of operations, liquidity and capital resources.


PART II           OTHER INFORMATION

Item 5.  Other Information

On February 19, 1998, the Company filed a Form 8-K relating to its definitive agreement to acquire HomeUSA, Inc., the leading independent national retailer of manufactured homes. Under the agreement, each share of HomeUSA Common stock will be converted into the right to receive $10.25, payable at the election of the holder in cash or Fleetwood Common stock, for an aggregate purchase price of approximately $162 million.
The aggregate cash payment by Fleetwood will not exceed 49 percent of the total purchase price. The acquisition is expected to close in Fleetwood's fiscal quarter ending July 31, 1998, subject to certain conditions including approval by HomeUSA shareholders.

On or about February 18, 1998, a lawsuit was filed in Delaware purportedly on behalf of a HomeUSA stockholder, seeking class action status and alleging that the HomeUSA board of directors failed to comply with their fiduciary duties in approving the sale to Fleetwood. The action seeks, inter alia, declaratory relief, that the acquisition be enjoined and unspecified "rescissory and/or compensatory damages" and costs, including attorneys' and experts' fees. Fleetwood has not been served with the action and expects that HomeUSA and it will vigorously oppose the action if it is pursued.






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


	                      FLEETWOOD ENTERPRISES, INC.



	                     _______________________________
	                     Paul M. Bingham
	                     Senior Vice President - Finance
	                     and Chief Financial Officer

February 27, 1998


FLEETWOOD ENTERPRISES, INC.
CONSOLIDATED FINANCIAL INFORMATION
FINANCIAL DATA SCHEDULE

[SROS]        NYSE
[SROS]        PCX