Form 10-Q/A
period 1997-07-27
FLEETWOOD ENTERPRISES INC/DE/
filed 1998-06-24
CIK 314132

FORM 10-Q/A

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


             For the transition period from ___________ to __________


                  Commission File Number 1-7699


                  FLEETWOOD ENTERPRISES, INC.
         (Exact name of registrant as specified in its charter)

     Delaware                    95-1948322
_______________________          _______________________________
(State or other jurisdiction of (I.R.S. Employer Identification Number) incorporation or organization)

3125 Myers Street, Riverside, California 	92503-5527
________________________________________________________________________
(Address of principal executive offices)       (Zip code)


Registrant's telephone number, including area code    (909)  351-3500
                                                  --------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                 Yes     X    No
                                      -------    -----
Indicate the number of shares outstanding of each of the issuer's classes of Common stock as of the close of the period covered by this report.

     Class                        Outstanding at July 27, 1997
-------------------------         ---------------------------
Common stock, $1 par value        35,940,799   shares

Preferred share purchase rights     --



                FLEETWOOD ENTERPRISES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                 (Amounts in thousands except per share data)
                                 (UNAUDITED)

                                      Thirteen           Thirteen
                                      Weeks Ended        Weeks Ended
                                      July 27, 1997      July 28, 1996


Sales                                 $728,454           $751,245
Cost of products sold                  594,785            605,341
                                      --------           --------
  Gross profit                         133,669            145,904

Operating expenses                      84,595            101,226
                                      --------            --------

  Operating income                      49,074             44,678

Other income (expense):
  Investment income                      2,293              5,394
  Interest expense                        (879)            (1,450)
  Other                                   (144)               (20)
                                       --------            -------
                                         1,270              3,924
                                       --------            -------

Income from continuing operations
  before income taxes                   50,344             48,602

Provision for income taxes             (19,402)           (19,270)
                                       -------             ------

Income from continuing operations       30,942             29,332

Income from discontinued operations:
  Income from operations of finance
   subsidiary (less applicable income
   taxes of $511)                           --                887
Gain on sale of finance subsidiary
   (net of income taxes of $19,607)         --             33,891
                                       --------           -------
                                            --             34,778
                                       --------           -------
Net income                             $30,942            $64,110
                                       =======            =======
Net income per Common and
  equivalent share:
  Continuing operations                   $.84               $.64
  Discontinued operations:
    Income from operations of
      finance subsidiary                   --                 .02
    Gain on sale of finance
      subsidiary                           --                 .74
                                       -------            -------
  Total                                   $.84              $1.40
                                          ====              =====
  Dividends declared per share
   of Common stock outstanding            $.17               $.16
                                          ====               ====
 Common and equivalent
  shares outstanding                    36,668             45,916
                                       =======             ======

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

2)   Industry Segment Information

     Information with respect to industry segments for the periods ending July 27, 1997 and July 28, 1996 is shown below:

                                   13 Weeks Ended    13 Weeks Ended
                                    July 27, 1997     July 28, 1996
    OPERATING REVENUES:

    Manufactured housing             $366,649	           $377,145
    Recreational vehicles             350,693	            357,854
    Supply operations                  11,112	              6,246
                                     --------              ---------

                                     $728,454              $751,245
                                     ========              ========


    OPERATING INCOME:

    Manufactured housing              $15,830              $29,893
    Recreational vehicles              16,113               19,837
    Supply operations                   3,392                1,464
    Corporate and other*               13,739	            (6,516)
                                     --------               -------
                                      $49,074               $44,678
                                      =======               =======

    *  Including adjustments and eliminations.

3)  Change in Estimate of Insurance Reserves

    In July 1997, the Company recorded a $19.3 million change in estimate in its products liability reserves and concurrently paid a $3.1 million premium to an outside insurance company to lower its self-insured retention (i.e., deductible) on its products liability insurance. The net effect of these transactions was an addition to operating income of $16.2 million ($10.4 million after tax or 28 cents per share).



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

                                            Thirteen Weeks Ended
                                             July 27, 1997

                                            Increase         %
                                           (Decrease)      Change
Sales                                      $(22,791)       (3.0)%
Cost of products sold                       (10,556)       (1.7)
                                           ---------       ----
   Gross profit                             (12,235)       (8.4)

Selling expenses                              3,891         9.0
General and administrative expenses         (20,522)      (35.3)
                                           --------        ----
Operating expenses                          (16,631)      (16.4)

  Operating income                            4,396         9.8


Other income (expense)                       (2,654)      (67.6)

Income before taxes                           1,742         3.6

Provision for income taxes                      132          .7

Net income                                   $1,610         5.5%
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

Consolidated operating income was ten percent ahead of last year's first quarter due to a change in estimate of insurance reserves discussed below (see Change in Estimate of Insurance Reserves). Operating income from manufacturing operations was 26 percent behind the prior year reflecting lower gross margins and higher operating costs in the manufactured housing segment. In the past year, the Company has added five new housing factories which has increased fixed operating costs, and this has been accompanied by lower operating rates and reduced housing revenues. In addition, the Company incurred a loss of approximately $2.2 million before taxes due to flood damage at its Mississippi manufactured housing operation, and was also saddled with plant startup and plant shutdown costs totaling about $3.0 million. Recreational vehicle profits were also off from last year's strong first quarter because of slower motor home sales and non-recurring costs related to a realignment of motor home plant production.

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

Operating expenses of $84.6 million, which included the effect of the change in estimate of insurance reserves, were down 16 percent from last year's similar period, while declining as a percentage of sales from 13.5 percent to 11.6 percent. Selling expenses were up nine percent to $47.0 million, primarily reflecting higher housing marketing expenses as well as increased product warranty and service costs. As a percentage of sales, selling expenses rose from 5.7 percent to 6.5 percent. General and administrative expenses declined 35 percent to $37.6 million, and decreased as a percentage of sales from 7.7 percent to 5.2 percent. This reduction was primarily related to the aforementioned change in estimate of insurance reserves, but also included lower management incentive compensation resulting from the decline in profits. Also included in general and administrative costs was the $2.2 million flood loss mentioned previously.

Non-operating income of $1.3 million was off 68 percent from the prior year due to a decline in investment income. Income from investments of $2.3 million was 57 percent below last year's first quarter, largely due to significantly higher cash balances that were available for investment last year, most of which arose from the sale of Fleetwood Credit Corp.

The effective income tax rate declined to 38.5 percent in the first quarter from 39.6 percent a year ago, primarily as a result of lower state income tax accruals. The lower tax rate added about 1.5 cents per share to earnings.

Change in Estimate of Insurance Reserves

The Company self insures its primary layer of products liability risk. Products liability reserves are based upon claims projections from an independent actuarial study. There can be significant variability in claims experience from year to year, and there is typically a long loss development period for products cases. Accordingly, actuarial projections are updated annually to reflect current loss development trends, which results in frequent adjustments to reserves for prior years' cases. Because of the variability and long loss development of products liability claims, the Company actuary has consistently followed conservative reserving practices. In July 1997, after several years of favorable claims experience, the Company was able to lower its self-insured retention (i.e., deductible) from $47.5 million to $18.7 million (of which losses of $9.3 million have been paid) for a five-year underwriting period between 1991 and 1995 by entering into a commercial insurance contract. Prior to entering into the insurance contract, the Company carefully reviewed the economics of the transaction and its implications as to current reserve levels. The Company concluded that, based upon recent favorable loss development trends (a factor that was clearly confirmed by the proposed insurance arrangement), a change in estimate of reserves was appropriate. The outcome was a $19.3 million adjustment to estimated reserves, offset by a $3.1 million premium for the outside insurance. This resulted in an addition to operating income of $16.2 million before taxes, and an increase to after-tax earnings of $10.4 million or 28 cents per share.

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


                                       FLEETWOOD ENTERPRISES, INC.



                                       ____________________________
                                       Paul M. Bingham
                                       Senior Vice President - Finance
                                       and Chief Financial Officer

June 24, 1998