Form 10-Q/A
period 1997-10-26
FLEETWOOD ENTERPRISES INC/DE/
filed 1998-06-24
CIK 314132

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


                      Commission File Number 1-7699


                    FLEETWOOD ENTERPRISES, INC.
----------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

            Delaware                     95-1948322
_______________________               _________________________
(State or other jurisdiction of      (I.R.S. Employer Identification
incorporation or organization)        Number)

3125 Myers Street, Riverside, California	92503-5527
____________________________________________________________________
(Address of principal executive offices)   (Zip code)


Registrant's telephone number, including area code  (909) 351-3500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

           Yes   X        No _____

Indicate the number of shares outstanding of each of the issuer's classes of Common stock as of the close of the period covered by this report.

Class                                 Outstanding at October 26, 1997
-----------------------               -------------------------------
Common stock, $1 par value             35,979,799  shares

Preferred share purchase rights              --



                FLEETWOOD ENTERPRISES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                 (Amounts in thousands except per share data)
                                 (UNAUDITED)

                          Thirteen   Thirteen  Twenty-six  Twenty-six
                          Weeks      Weeks     Weeks       Weeks
                          Ended      Ended     Ended       Ended
                          Oct. 26    Oct. 27   Oct. 26     Oct. 27
                          1997       1996      1997        1996


Sales                     $769,089   $748,780  $1,497,543  $1,500,025
Cost of products sold      617,909    607,268   1,212,694   1,212,609
                          --------   --------   ---------  ----------
  Gross profit             151,180    141,512     284,849     287,416

Operating expenses         106,730    100,585     191,325     201,811
                          --------   --------    --------   ---------

  Operating income          44,450     40,927      93,524      85,605

Other income (expense):
  Investment income          2,580      2,660       4,873       8,054
  Interest expense            (895)    (1,024)     (1,774)     (2,474)
  Other                       (273)      (187)       (417)       (207)
                            ------     ------       -----       -----
                             1,412      1,449       2,682       5,373
                           -------     ------       -----       -----

Income from continuing operations
  before income taxes       45,862     42,376      96,206      90,978

Provision for income
  taxes                    (17,738)   (16,604)    (37,140)    (35,874)
                            ------     -------     -------    -------

Income from continuing
  operations                28,124     25,772      59,066      55,104

Income from discontinued operations:
  Income from operations
   of finance subsidiary (net of
   income taxes)                --         --          --         887
Gain on sale of finance
  subsidiary (net on
   income taxes)                --         --          --      33,891
                           -------      -----       ------     ------
                                --         --          --      34,778
                           -------      -----       ------     ------

Net income                 $28,124    $25,772      $59,066    $89,882
                           =======    =======      =======    =======

Net income per Common and
  equivalent share:
  Continuing operations       $.77       $.68        $1.61      $1.32
  Discontinued operations:
    Income from operations of
      finance subsidiary      --           --           --        .02
    Gain on sale of finance
      subsidiary              --           --           --        .82
                           ------       -------       ------     -----

  Total                      $.77        $.68        $1.61      $2.15
                           ======       =====       ======      =====

  Dividends declared
   per share
   of Common stock
   outstanding               $.17        $.16         $.34       $.32
                           ======       =====         ====       ====

 Common and equivalent
  shares outstanding       36,514      37,837       36,584     41,877
                          =======      ======       ======     ======

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

2)  Industry Segment Information

    Information with respect to industry segments for the periods ending October 26, 1997 and October 27, 1996 is shown below:


                            13 Weeks    13 Weeks     26 Weeks     26 Weeks
                            Ended       Ended        Ended        Ended
                            Oct. 26,    Oct. 27,     Oct. 26,     Oct. 27,
                            1997        1996         1997         1996

    OPERATING REVENUES:

    Manufactured housing   $390,652    $385,497      $757,301      $762,642
    Recreational vehicles   366,654     348,835	      717,347	    706,689
    Supply operations        11,783      14,448	       22,895	     30,694

                           $769,089    $748,780	   $1,497,543	 $1,500,025
                           ========    ========    ==========    ==========
    OPERATING INCOME:

    Manufactured housing    $25,309     $24,563	      $41,139      $54,008
    Recreational vehicles    17,944      19,704	       34,057       38,813
    Supply operations         3,860          78	        7,252        1,471
    Corporate and other*     (2,663)     (3,418)       11,076	    (8,687)

                            $44,450     $40,927       $93,524      $85,605
                            =======     =======       =======      =======

    * Including adjustments and eliminations.

3)  Change in Estimate of Insurance Reserves

    In July 1997, the Company recorded a $19.3 million change in estimate in its products liability reserves and concurrently paid a $3.1 million premium to an outside insurance company to lower its self-insured retention (i.e.,deductible) on its products liability insurance. The net effect of these transactions was an addition to operating income of $16.2 million ($10.4 million after tax or 28 cents per share).


FLEETWOOD ENTERPRISES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Amounts in thousands)

The following is an analysis of changes in key items included in the consolidated statements of income for the 13-week and 26-week periods ended October 26, 1997. The amounts shown below apply only to continuing operations.

                          Thirteen Weeks Ended      Twenty-six Weeks Ended
                            October 26, 1997           October 26, 1997
                          Increase       %          Increase        %
                          (Decrease)   Change       (Decrease)    Change
Sales                      $20,309      2.7%        $(2,482)       (.2)%
Cost of products sold       10,641      1.8              85         --
                           -------      ----         ------         ---
  Gross profit               9,668      6.8          (2,567)       (.9)

Selling expenses             5,516     12.4           9,407       10.7
General and admin. expenses    629      1.1         (19,893)     (17.4)
                            -------    ----          ------       ----

Operating expenses           6,145      6.1         (10,486)      (5.2)
                             -----     ----         -------       ----
  Operating income           3,523      8.6           7,919        9.3

Other income (expense)         (37)    (2.6)         (2,691)     (50.1)

Income before taxes          3,486      8.2           5,228        5.7

Provision for income taxes   1,134      6.8           1,266        3.5

Net income                  $2,352      9.1%         $3,962        7.2%
                            ======      ===          ======        ===

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

Current Year-To-Date Compared to Same Period Last Year

Earnings from continuing operations for the first six months of fiscal 1998 rose seven percent to $59.1 million or $1.61 per share versus $55.1 million and $1.32 per share for last year's first half. Earnings per share increased an even greater 22 percent due to fewer outstanding shares stemming from large share repurchases last year. The current year earnings improvement resulted from a gain of $10.4 million or 28 cents per share from a non-recurring insurance transaction as explained in a following paragraph (see Change in Estimate of Insurance Reserves).

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

Operating expenses, which included the effect of the change in estimate of insurance reserves, fell five percent to $191.3 million, and also decreased as a percentage of sales from 13.5 percent to 12.8 percent. As a percentage of sales, selling expenses were up from 5.8 percent a year ago to 6.5 percent, while general and administrative expenses fell from 7.6 percent to 6.3 percent this year. Selling expenses increased 11 percent to $97.0 million primarily due to higher promotional and advertising costs and product warranty and service expenses. General and administrative expenses declined 17 percent to $94.4 million reflecting the aforementioned insurance adjustment and slightly reduced management incentive compensation for the first half of fiscal 1998.

Non-operating income of $2.7 million was off 50 percent on lower investment income. Investment income was down 39 percent to $4.9 million, reflecting higher cash balances available for investment last year primarily as a result of the sale of Fleetwood Credit Corp.

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