Form 10-Q/A
period 1998-01-25
FLEETWOOD ENTERPRISES INC/DE/
filed 1998-06-24
CIK 314132

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
                CONSOLIDATED STATEMENTS OF INCOME (CONDENSED)
               (Amounts in thousands except per share data)
                           (UNAUDITED)

                        13           13          39           39
                      Weeks        Weeks        Weeks        Weeks
                      Ended        Ended        Ended        Ended
                     Jan. 25,     Jan. 26,     Jan. 25,     Jan. 26,
                      1998         1997         1998          1997

Sales                $710,620     $627,961     $2,208,163  $2,127,986
Cost of products
 sold                 571,940      516,137      1,784,634   1,728,746
                     --------     --------     ----------   ---------
  Gross profit        138,680      111,824        423,529     399,240

Operating expenses    106,607       90,559        297,932     292,370
                     --------     --------     ----------   ---------

  Operating income     32,073       21,265        125,597     106,870

Other income (expense):
  Investment income     3,425        2,151          8,298      10,205
  Interest expense       (903)        (703)        (2,677)     (3,177)
  Other                    69          (32)          (348)       (239)
                      ---------   ---------       --------  ----------
                        2,591        1,416          5,273       6,789
                      ---------   ---------       --------  ----------

Income from continuing
  operations before
  income taxes         34,664       22,681        130,870     113,659

Provision for
  income taxes        (13,515)      (8,902)       (50,655)    (44,776)
                      --------     -------        --------    --------

Income from
  continuing
   operations          21,149       13,779         80,215      68,883

Income from discontinued operations:
  Income from operations of
   finance subsidiary (net of $511
   for income taxes)      --          --             --           887
  Gain on sale of finance subsidiary
   (net of $19,607 for
    income taxes)         --          --             --        33,891
                        -------     -------         --------   ------
                          --          --             --        34,778
                        -------     -------        --------    ------

Net income             $21,149      $13,779        $80,215   $103,661
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

	Information with respect to industry segments for the periods ending
January 25, 1998 and January 26, 1997 is shown below (amounts in thousands):

                               13 Weeks   13 Weeks   39 Weeks  39 Weeks
                               Ended      Ended      Ended      Ended
                               Jan. 25,   Jan. 26,   Jan. 25,  Jan. 26,
                               1998       1997       1998       1997
     OPERATING REVENUES:

     Manufactured housing      $354,872   $324,449   $1,112,173 $1,087,091
     Recreational vehicles      345,293	   293,721    1,062,640  1,000,410
     Supply operations           10,455      9,791       33,350     40,485
                              ---------    --------  ----------  ---------
                               $710,620   $627,961   $2,208,163 $2,127,986
                              =========    ========  ========== ==========

     OPERATING INCOME:


     Manufactured housing       $18,159	     $8,355     $59,298    $62,363
     Recreational vehicle        13,519	     14,142      47,576     52,955
     Supply operations            4,037       (390)	 11,289      1,081
     Corporate and other*        (3,642)      (842)       7,434     (9,529)
                               --------     ------     --------    -------
                                $32,073    $21,265     $125,597   $106,870
                               ========    ========    ========   ========

          *  Including adjustments and eliminations.

3)	Basic and Diluted Earnings Per Share

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

4)  Change in Estimate of Insurance Reserves

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


                                      13 Weeks Ended      39 Weeks Ended
                                      January 25, 1998    January 25, 1998
                                      ----------------    ----------------
                                      Increase     %      Increase      %
	                             (Decrease)  Change  (Decrease)   Change
                                      --------   ------   --------    -----
Sales                                 $82,659    13.2%     $80,177      3.8%
Cost of products sold                  55,803    10.8       55,888      3.2
                                     ---------   -----     -------     ----
   Gross profit                        26,856    24.0       24,289      6.1

Selling expenses                        8,742    20.4       18,149     13.9
General and administrative
  expenses                              7,306    15.3      (12,587)    (7.8)
                                      -------    ----      --------   -----

Operating expenses                     16,048    17.7        5,562      1.9
                                      -------    ----       -------    ----

 Operating income                      10,808    50.8       18,727     17.5

Other income (expense)                  1,175    83.0       (1,516)   (22.3)

Income before taxes                    11,983    52.8       17,211     15.1

Provision for income taxes              4,613    51.8        5,879     13.1

Net income                             $7,370    53.5%     $11,332     16.5%
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

Manufactured housing sales reached a new high for the third quarter, increasing nine percent to $354.9 million on a five percent rise in
volume to 15,368 units.   The continuing growth in sales of multi-
section homes resulted in an eight percent gain in manufactured housing sections. Multi-section homes represented nearly 58 percent of homes sold in the third quarter, up from 54 percent a year ago. Housing group sales represented 50 percent of Company revenues compared to 52 percent for the similar period a year ago.

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

Current Year-to-Date Compared to Same Period Last Year

Earnings from continuing operations for the nine-month period ending January 25, 1998 rose 16 percent to $80.2 million or $2.19 per share on a diluted basis. This compares to $68.9 million and $1.72 per share for the first nine months of fiscal 1997. As explained in a following paragraph (see Change in Estimate of Insurance Reserves), current year earnings for nine months included a non-recurring gain of $10.4 million or 28 cents per share recognized in the first quarter from a significant insurance transaction. Last year's nine-month period included income from discontinued operations of $34.8 million or 86 cents per share which, when added to income from continuing operations, resulted in total earnings of $103.7 million or $2.58 per share on a diluted basis. Income from discontinued operations included a gain of $33.9 million or 84 cents per share on the sale of the Company's RV finance subsidiary.

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

Operating expenses, which include the effect of the change in estimate of insurance reserves, rose two percent to $297.9 million, but declined as a percentage of sales from 13.7 percent to 13.5 percent. As a percentage of sales, selling expenses were up from 6.1 percent a year ago to 6.7 percent, while general and administrative expenses fell from 7.6 percent to 6.8 percent this year. Selling expenses increased 14 percent to $148.6 million, primarily due to increased sales promotion and advertising efforts and higher costs for product warranties and service. General and administrative expenses were down eight percent to $149.3 million. Higher management incentive compensation which is directly related to the rise in profits, was more than offset by the effect of the change in estimate of insurance reserves mentioned previously.

Non-operating income of $5.3 million was off 22 percent from last year's similar period. Investment income for the nine months was down 19 percent to $8.3 million, primarily reflecting higher cash balances available for investment in the early part of the prior year, largely as a result of the sale of Fleetwood Credit Corp.

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