Form 10-K
period 1998-04-26
FLEETWOOD ENTERPRISES INC/DE/
filed 1998-07-16
CIK 314132

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K

(MARK ONE)       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
   /X/            OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE
                                   REQUIRED)
                    For the fiscal year ended April 26, 1998

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

    AGGREGATE MARKET VALUE OF COMMON STOCK HELD BY NON-AFFILIATES ON JUNE 22, 1998: $1,144,475,000 (29,066,030 SHARES AT CLOSING PRICE ON NEW YORK STOCK EXCHANGE OF $39.375). FOR THIS PURPOSE ALL SHARES HELD BY OFFICERS AND DIRECTORS ARE CONSIDERED TO BE HELD BY AFFILIATES, BUT NEITHER THE REGISTRANT NOR SUCH PERSONS CONCEDE THAT THEY ARE AFFILIATES OF THE REGISTRANT.

          COMMON STOCK OUTSTANDING ON JUNE 22, 1998: 31,687,439 SHARES

                      DOCUMENTS INCORPORATED BY REFERENCE:

     THE COMPANY'S PROXY STATEMENT WITH RESPECT TO ITS 1998 ANNUAL MEETING.

                          FLEETWOOD ENTERPRISES, INC.
                                     PART I

ITEM 1. BUSINESS
  GENERAL

    Fleetwood Enterprises, Inc. is one of the nation's largest producers of manufactured housing and the nation's largest manufacturer of recreational vehicles (motor homes, travel trailers, folding trailers and slide-in truck campers). Fleetwood had a 4.3 percent share of the single-family housing market in 1997 and an 18.1 percent share of the manufactured housing market. In its fiscal year ended April 1998, Fleetwood sold 65,544 manufactured homes and was the largest producer of HUD-Code homes in the United States in terms of units sold (a distinction Fleetwood has held since 1981). In 1997, Fleetwood had a
26.6 percent share of the overall recreational vehicle market, a 29.1 percent share of the motor home market, a 21.7 percent share of the travel trailer market and a 35.4 percent share of the folding trailer market. In its fiscal year ended April 1998, Fleetwood sold 69,494 recreational vehicles and held the leading market share in each of these three product categories.

    The Company's principal manufacturing activities are conducted in 18 states within the U.S., and to a much lesser extent in Canada. In addition, the Company operates three supply companies which produce components for its primary manufacturing operations, while also generating outside sales. Fleetwood Credit Corp. (FCC), the Company's wholly owned RV finance subsidiary, was sold in May 1996. Finance revenues from FCC have been excluded from revenues, and results of operations have been classified as discontinued operations.

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

                                                                               YEARS ENDED APRIL
                                                   -------------------------------------------------------------------------
                                                       1998          %          1997          %          1996          %
                                                   ------------     ---     ------------     ---     ------------     ---
                                                                            (DOLLARS IN THOUSANDS)
Manufactured housing.............................  $  1,487,650         49% $  1,426,940         50% $  1,443,016         51%
                                                   ------------        ---  ------------        ---  ------------        ---
Recreational vehicles:
  North American sales--
    Motor homes..................................       904,574         30       855,214         30       720,186         26
    Travel trailers..............................       503,762         16       453,274         16       458,159         16
    Folding trailers.............................       109,827          4        86,675          3        87,208          3
  European sales.................................            --         --            --         --        51,941          2
                                                   ------------        ---  ------------        ---  ------------        ---
                                                      1,518,163         50     1,395,163         49     1,317,494         47
                                                   ------------        ---  ------------        ---  ------------        ---
Supply operations................................        44,754          1        52,323          1        48,767          2
                                                   ------------        ---  ------------        ---  ------------        ---
                                                   $  3,050,567        100% $  2,874,426        100% $  2,809,277        100%
                                                   ------------        ---  ------------        ---  ------------        ---
                                                   ------------        ---  ------------        ---  ------------        ---

MANUFACTURED HOUSING

    Fleetwood has been the leading producer of HUD-Code manufactured housing in the United States since 1981, and distributes its products primarily through a network of approximately 1,400 independent retailers in 49 states. Fleetwood's share of the manufactured housing market, based upon shipments to retailers, was
18.1 percent in calendar year 1997. A manufactured home is a single-family house constructed entirely in a factory environment, rather than at the home site, and is constructed in accordance with HUD construction and safety standards. There are two basic categories of manufactured housing-- single-section and multi-section--and Fleetwood is a leading producer of both types. Fleetwood produces manufactured housing using efficient, assembly-line techniques and generally the same materials as are found in site-built homes.

    About 68 percent of the manufactured homes produced in the United States are placed on individually owned lots; the balance are located on leased sites in manufactured housing communities. Most manufactured housing is sold in rural regions and towns outside of major urban areas.

    The quality of manufactured homes has increased significantly over the past 20 years. Today's manufactured homes offer customers similar quality to many site-built homes at a much more affordable price. Manufactured homes are constructed in a factory environment utilizing assembly line techniques, which allow for volume purchases of materials and components and more efficient use of labor. Manufactured home producers offer most of the amenities of site-built housing and generally build homes with the same materials as used in site-built homes. Standard features typically included in manufactured homes are central heating, name brand appliances, carpeting, cabinets, walk-in closets, vaulted ceilings, wall coverings and porches. In addition, optional features include such amenities as fireplaces, wet bars, spa tubs and garages, as well as retailer-installed options such as central air conditioning and furniture packages.

    The manufactured housing industry has grown significantly since 1991. According to the Manufactured Housing Institute, domestic shipments increased from 170,173 homes in 1991 to 353,676 homes in 1997, while total retail sales increased from approximately $4.7 billion to over $14.0 billion over the same period. In addition, the manufactured housing industry's share of new single-family housing has increased significantly in recent years, from about 17 percent in 1991 to nearly 25 percent in 1997. The Company believes that these increases have resulted from increasing consumer acceptance of and preference for manufactured housing, which has been driven by the following: (i) improved product quality and design and enhanced features; (ii) the significant disparity in the average price per square foot between site-built housing and manufactured housing; (iii) favorable demographic and regional economic trends; (iv) improving business practices in the manufactured home retail industry; and (v) increased attractiveness of financing terms available to manufactured housing retailers and consumers. As acceptance of manufactured housing has increased among higher income buyers, demand has shifted toward larger, multi-section homes, which accounted for 58 percent of industry shipments in 1997, up from 47 percent in 1991.

    Fleetwood held a 19.4 percent share of the single-section manufactured housing market in calendar 1997, as measured by shipments to retailers. Fleetwood's single-section homes range in size from 460 square feet to 1,230 square feet. Fleetwood's average single-section home retailed for approximately $24,000 (excluding land costs) in fiscal 1998. Single-section homes represented approximately 44 percent of Fleetwood's manufactured housing unit shipments and approximately 30 percent of manufactured housing sales in its fiscal year ended April 1998. A majority of Fleetwood's single-section homes retail for under $28,000 (excluding land costs) and are designed for the affordable housing market which includes first-time, retiree and value-oriented buyers.

    Fleetwood held a 17.1 percent share of the multi-section manufactured housing market in calendar 1997, as measured by shipments to retailers. Fleetwood's multi-section homes range in size from 940 square feet to 2,550 square feet, and sold for an average retail price of approximately $43,000 (excluding land costs) in fiscal 1998. Multi-section homes represented approximately 56 percent of Fleetwood's manufactured housing unit shipments and approximately 70 percent of manufactured housing sales in fiscal 1998.

MANUFACTURED HOUSING--RETAIL

    With the exception of several vertically integrated entities, most companies in the manufactured housing industry, including Fleetwood, have traditionally marketed their homes through independent retailers. Recently, however, certain manufactured housing producers have begun to acquire retailers. These acquisitions have occurred for a variety of reasons, including manufacturers' desire to (i) control retail distribution; (ii) upgrade marketing and merchandising efforts, including brand name development; and (iii) provide an exit vehicle for family-owned retail businesses. Additionally, a number of financial consolidators and residential developers have entered the manufactured housing industry by acquiring retailers. In the first half of calendar 1998, certain competing manufacturers announced acquisitions of several important Fleetwood retailers, which collectively accounted for approximately $277 million in purchases from Fleetwood. These developments have created a risk that independent distribution channels for Fleetwood homes may not be as readily available as they have been in the past, which has prompted the Company to modify the way it will market its homes in the future.

    In order to protect its distribution channels and to take advantage of the business opportunities in the manufactured housing retail industry, Fleetwood has agreed to acquire HomeUSA, Inc. ("HomeUSA"), the nation's largest independent retailer of manufactured homes. This entity has 65 retail locations and calendar 1997 pro-forma sales of $205 million. The HomeUSA acquisition is expected to close in August 1998. Concurrent with the announcement of the HomeUSA acquisition, Fleetwood acquired the remaining interest in Expression Homes, Inc. ("Expression Homes") that it did not already own. Expression Homes was jointly formed with Pulte Corporation in 1997 for the purpose of entering the manufactured housing retail business, initially through selected acquisitions and later through new startup operations. Fleetwood has continued with these acquisition efforts, and has begun closing several key acquisitions of independent retailers early in fiscal 1999. Also in fiscal 1999, Fleetwood plans to expand its Company-owned retail network through the development of new "greenfield" locations. This latter strategy will be Fleetwood's primary focus in future years.

RECREATIONAL VEHICLES

    Fleetwood has been the leading producer of recreational vehicles in the United States since 1973 and distributes its products through a network of approximately 1,200 independent retailers in 49 states. Recreational vehicles are either driven or towed and are primarily used for vacations, camping trips and other leisure activities. The general categories of recreational vehicles are motor homes, travel trailers and folding trailers.

    Fleetwood manufactures motor homes under the brand names Bounder, Southwind, Southwind Storm, Pace Arrow, Pace Arrow Vision, Flair, Discovery, American Eagle, American Dream, American Tradition, Tioga and Jamboree. A motor home consists of a truck or bus chassis with a living unit built onto it. The interior typically includes a driver area and kitchen, bathroom, dining and sleeping areas. Fleetwood's conventional ("Class A") motor homes are fully self-contained, having sleeping accommodations for four to eight people and such optional features as air conditioning, an auxiliary power generator and home electronics such as a stereo, television and VCR. Fleetwood's Class A motor homes are available in a variety of models ranging in length from 27 to 40 feet and retail for an average price of approximately $85,000. Fleetwood also manufactures more compact ("Class C") motor homes built on a cut-away van chassis with basically the same features and options as Class A products. These units are available in various models ranging in length from 19 to 31 feet and retail for an average price of approximately $50,000. Five of the industry's ten top-selling Class A motor homes are manufactured by Fleetwood, as well as two of the top five Class C motor homes.

    Fleetwood manufactures a variety of travel trailers under the Prowler, Terry, Wilderness, Mallard, Savanna, Avion and Westport brand names. Fleetwood's travel trailers are designed to be towed by pickup trucks, vans or other tow vehicles, and are similar to motor homes in use and features. All of Fleetwood's travel trailers include sleeping, eating and bathroom facilities and are self-contained units with their own lighting, heating, refrigeration, fresh water storage tanks and sewage holding tanks so that they can be used for short periods without being attached to utilities. Most of Fleetwood's travel trailers are 8 feet wide, vary in length from 20 to 39 feet (including trailer hitch) and retail for an average price of approximately $18,000. Four of the industry's ten top-selling travel trailers are manufactured by Fleetwood.

    Fleetwood is the largest manufacturer of folding trailers under the industry-leading Coleman-Registered Trademark- brand. Folding trailers are a lower cost alternative to travel trailers and are lighter and easier to tow. Fleetwood's folding trailers have eating and sleeping facilities, range in length from 17 to 25 feet and retail for an average price of approximately $6,800.

SUPPLY OPERATIONS AND OTHER BUSINESSES

    Fleetwood's supply operations include two fiberglass manufacturing companies and a lumber milling operation. These operations provide a reliable source of quality components for Fleetwood's principal manufacturing businesses, while also generating outside sales. In the fiscal year ended April 1998, approximately 46 percent of the product volume of these operations was used by Fleetwood internally, and the remaining 54 percent was sold to third parties. The supply operations also include a lumber brokerage and a component import business, each of which provides Fleetwood's manufactured housing and recreational vehicle businesses with reliable sources of quality raw materials and components.

DISCONTINUED OPERATIONS

    In May 1996, the Company completed the sale of its wholly owned RV finance subsidiary, Fleetwood Credit Corp., to Associates First Capital Corporation. The sale was a cash transaction for $156.6 million, resulting in an after-tax gain of $33.9 million, which was recognized in the first quarter of fiscal 1997. In addition, net income of $887,000 from FCC's operations through the date of sale was recorded in the first quarter of fiscal 1997 as income from discontinued operations. In connection with the sale, an agreement was signed to assure continuing cooperation between the Company and Associates.

SALES AND DISTRIBUTION

    Fleetwood sells its manufactured housing and recreational vehicles to retailers operating approximately 2,600 locations in 49 states and Canada. Fleetwood currently distributes its manufactured homes primarily through a network of approximately 1,400 independent retailers in 49 states. In 1997, approximately 74 percent of Fleetwood's manufactured homes were shipped to retailers in the 15 states with the highest retail sales, including Texas, North Carolina, South Carolina and Georgia. In addition, Fleetwood was the market share leader in terms of units shipped in 1997 in 12 of the 15 largest manufactured housing states. Fleetwood distributes its recreational vehicles through a network of approximately 1,200 independent retailers in 49 states and Canada. In the model year ended July 1997, approximately 77 percent of Fleetwood's recreational vehicles were shipped to retailers in the 25 states with the highest retail sales, including California, Texas, Michigan, Florida and Oregon. In the same period, Fleetwood was the market share leader in terms of units sold in each of the top 25 recreational vehicle states.

    Consistent with industry practice, Fleetwood has historically marketed its products through many independent retailers, none of which individually accounted for a material part of Fleetwood's total sales. Fleetwood expects this industry practice to continue with respect to recreational vehicles; however, the recent acquisition activity in the retail sector of the manufactured housing industry has prompted Fleetwood to modify its manufactured housing sales and distribution strategies. The Company has responded to this industry trend by upgrading its manufactured home retail distribution network, developing alternatives to replace retailers purchased by competitors, and promoting and expanding Fleetwood brand name recognition through exclusive "Fleetwood Home Centers" and through its own retail strategies, including the acquisition of HomeUSA, the Expression Homes initiative and the opening of Company-owned stores.

    As part of the sales process, Fleetwood offers most purchasers of its manufactured homes and recreational vehicles comprehensive one-year warranties against defects in materials and workmanship, excluding only certain components separately warranted by a supplier. With respect to manufactured homes, Fleetwood's warranty is extended to five years for structural, plumbing, heating and electrical system failures. The warranty period for motor homes is one year or until the unit has been driven 15,000 miles, whichever occurs first, except for structural items, which are covered for three years. Annual expenses under such warranties were approximately $109.4 million in fiscal year 1998 and $104.6 million in fiscal year 1997. Fleetwood believes that its warranty program is an investment that enhances its reputation for quality.

    Although the businesses in which Fleetwood operates are highly competitive, Fleetwood believes that it has certain advantages over its competitors, as described below.

    COMMITMENT TO QUALITY AND CUSTOMER SATISFACTION. In its fiscal year ended April 1992, Fleetwood formalized its quality improvement program, focusing on increasing customer satisfaction by improving the quality and design of Fleetwood's products and enhancing the customer's shopping experience. In implementing its quality program, Fleetwood has developed a number of ongoing processes, including (i) designing its products with materials that frequently exceed government requirements and industry standards, (ii) training both its employees and its retailers' employees in customer satisfaction techniques and quality improvement procedures, (iii) providing additional services, such as comprehensive training of its retailers' employees and contractors regarding proper installation techniques for manufactured homes, (iv) offering some of the most extensive warranties in the manufactured housing and recreational vehicle industries and (v) responding quickly and effectively to customer inquiries and concerns.

    Fleetwood's quality improvement process is facilitated by the use of independent consumer surveys to determine whether retail customers are satisfied with the quality of their Fleetwood product and the level of service provided by Fleetwood and the retailer. An independent consumer research firm conducts telephone surveys and communicates customer responses to Fleetwood's manufacturing entities and retailers to reinforce quality performance and eliminate customer problems. Each year, specific customer satisfaction goals are established for Fleetwood's manufacturing operations and independent retailers. Retailers who meet these performance standards are recognized with Fleetwood's Circle of Excellence Award, and Fleetwood manufacturing centers are similarly honored for meeting targeted levels of customer satisfaction. Fleetwood believes that these efforts have resulted in increased awareness by Fleetwood employees and retailers of the importance of product quality and service, which in turn has significantly improved Fleetwood's customer satisfaction ratings.

    PROVIDE THE BEST PRODUCT VALUE TO THE CUSTOMER. Fleetwood is committed to offering the best product value in each of its market segments. Fleetwood intends to achieve this by providing competitively-priced products which meet high standards of quality and product performance. Fleetwood is also committed to being the low-cost producer in each market segment. To accomplish this, Fleetwood (i) continuously improves its manufacturing processes, (ii) generates economies of scale through high volume levels that reduce the impact of fixed costs, and (iii) purchases materials and components in large quantities to obtain volume discounts.

    UPGRADE AND EXPAND FLEETWOOD'S RETAIL DISTRIBUTION NETWORKS. Since 1991, Fleetwood has reduced the number of retail distribution centers approved to sell Fleetwood manufactured housing products from approximately 1,800 to approximately 1,400. Fleetwood believes that this action has allowed it to focus its efforts on larger retailers that share Fleetwood's approach to merchandising homes and customer satisfaction. Historically, Fleetwood had not focused on exclusive retailer arrangements and most retailers sold competitive lines; however, in recent years, Fleetwood has begun to develop exclusive retailer arrangements. Currently, approximately 40 percent of Fleetwood's manufactured housing retailers are exclusive, up from approximately 30 percent two years ago. Fleetwood has increased its efforts to develop and implement retail "best practices" for its retailers through Fleetwood sponsored training programs and manuals. Topics of recent training seminars have included professional selling techniques and proper home installation procedures. Fleetwood actively seeks to expand its manufactured housing retail network by adding retailers that meet Fleetwood's criteria.

    With respect to recreational vehicles, Fleetwood is actively implementing "best practices" across its retail network and developing programs to increase the proportion of Fleetwood products sold by its independent retailers. This last initiative also includes increasing the number of exclusive Fleetwood recreational vehicle retailers. In addition, Fleetwood is developing private label recreational vehicle programs to expand retail sales through distribution channels that traditionally have not sold recreational vehicles.

    PROMOTE AND EXPAND "FLEETWOOD" BRAND NAME RECOGNITION. Fleetwood seeks to expand consumer awareness of the "Fleetwood" name in both its manufactured housing and recreational vehicle operations. Beginning in its fiscal year ended April 1997, Fleetwood began working with selected manufactured housing retailers to develop "Fleetwood Home Centers," which exclusively carry Fleetwood products, have consistent signage identifying the location as a Fleetwood Home Center and meet Fleetwood's highest standards for home presentation and customer satisfaction. Fleetwood facilitated the opening of 58 Fleetwood Home Centers through the end of fiscal 1998. Current plans call for the opening of additional centers in 1999, some of which will be independent and some Company-owned. In addition, the Company initiated in April 1998 a $20 million national advertising campaign for manufactured homes. The Fleetwood Homes "Quality for Life" theme is being promoted through television, radio, direct marketing, print advertising and billboards/outdoor advertising. In the recreational vehicle group, Fleetwood has leading brand names in each segment; however, Fleetwood seeks to promote each individual brand as a part of the Fleetwood family of recreational vehicles. As an example, Fleetwood is sponsoring a NASCAR driver and team, Dale Jarrett and the Robert Yates Racing Team. As part of the sponsorship arrangement, Fleetwood has its logo on Dale Jarrett's race car and equipment. Fleetwood believes that the NASCAR racing circuit has a large audience, estimated at 90 million, that aligns with Fleetwood's targeted customer categories for recreational vehicles.

PRODUCT FINANCING

    Sales of recreational vehicles and manufactured housing are generally made to retailers under commitments by financial institutions which have agreed to finance retailer purchases. Product financing is currently readily available from a variety of sources including commercial banks, savings and loan institutions, credit unions and consumer finance companies. With respect to manufactured housing, Associates First Capital Corporation ("Associates"), Green Tree Financial Corp. ("Green Tree") and BankAmerica Housing Services provide a substantial portion of the financing available for wholesale and retail purchases of manufactured homes.

    Since 1991, Fleetwood has had an alliance with Associates, which has provided special wholesale and retail finance programs for Fleetwood manufactured housing retailers under the name "Fleetwood Finance by the Associates." From time to time, when necessary to enhance sales or financing terms, Fleetwood has subsidized the offering of below-market interest rates by Associates and other lenders. Fleetwood currently has cooperative relationships with Associates and Green Tree, but no such subsidies are being paid by Fleetwood to either organization.

    Until May 1996, Fleetwood owned Fleetwood Credit Corp., which provided a substantial portion of the wholesale and retail financing for sales of Fleetwood's recreational vehicles. Fleetwood sold Fleetwood Credit Corp. to Associates in May 1996. In connection with the sale, an agreement was signed to assure continuing cooperation between Fleetwood and Associates and to facilitate wholesale and retail financing for Fleetwood retailers and customers. Under the agreement, Fleetwood agreed not to promote any other finance company's recreational vehicle financing programs so long as Fleetwood Credit Corp. remains competitive. Fleetwood also agreed to continue subsidizing Fleetwood Credit Corp.'s wholesale financing for Fleetwood's recreational vehicle retailers until the end of fiscal 1998, although at gradually reduced rates. The aggregate cost of wholesale finance subsidies was $1.5 million in fiscal 1998 and $3.8 million in fiscal 1997.

ENGINEERING AND PRODUCT DEVELOPMENT

    Fleetwood develops new products and product enhancements through an integrated product development process that involves cross-functional teams including engineering, manufacturing and marketing personnel. Fleetwood also integrates feedback received through its customer surveys into its product development process. As a result, Fleetwood believes that it is able to proactively design and manufacture products that address both industry trends and specific customer requirements in an efficient cost-effective and timely manner. Product development with respect to recreational vehicles is done on a national basis while manufactured housing is done on a regional basis in order to reflect regional preferences and trends. Amounts spent on engineering and product development totaled $16.8 million in fiscal year 1998 and $17.2 million in fiscal year 1997.

REGULATORY MATTERS

    The Company's manufactured housing operations are subject to provisions of the Housing and Community Development Act of 1974, under which the U.S. Department of Housing and Urban Development establishes construction and safety standards for manufactured homes, and also may require manufactured housing producers to send notifications to customers of noncompliances with standards or to repair or replace manufactured homes that contain certain hazards or defects. The Company's recreational vehicle manufacturing operations are subject to a variety of Federal, state and local regulations, including the National Traffic and Motor Vehicle Safety Act, under which the National Highway Traffic Safety Administration may require manufacturers to recall recreational vehicles that contain safety-related defects, and numerous state consumer protection laws and regulations relating to the operation of motor vehicles, including so-called "Lemon Laws." Amendments to any of these regulations and the implementation of new regulations could significantly increase the costs of manufacturing, purchasing, operating or selling the Company's products and could have a material adverse effect on the Company's results of operations.

    The failure of the Company to comply with present or future regulations could result in fines being imposed on the Company, potential civil and criminal liability, suspension of sales or production, or cessation of operations. In addition, a major product recall could have a material adverse effect on the Company's results of operations.

    Certain U.S. tax laws currently afford favorable tax treatment for the purchase and sale of recreational vehicles that are financed through mortgage borrowings. These laws and regulations have historically been amended frequently, and it is likely that further amendments and additional regulations will be applicable to the Company and its products in the future. Amendments to these laws and regulations and the implementation of new regulations could have a material adverse effect on the Company's results of operations.

    The Company's operations are subject to a variety of Federal and state environmental regulations relating to the use, generation, storage, treatment, emission and disposal of hazardous materials and wastes and noise pollution. Although the Company believes that it is currently in material compliance with applicable environmental regulations, the failure of the Company to comply with present or future regulations could result in fines being imposed on the Company, potential civil and criminal liability, suspension of production or operations, alterations to the manufacturing process, or costly cleanup or capital expenditures.

EMPLOYEE RELATIONS

    As of April 26, 1998, the Company and its subsidiaries had approximately 19,000 employees. Most full-time employees are provided with paid annual vacations, group life insurance, medical and hospitalization benefits, a retirement plan and other fringe benefits. Approximately 600 of these employees hold management or supervisory positions and work pursuant to written contracts. Pursuant to these contracts, such employees may receive incentive compensation depending on the financial performance of the employer entity, which can represent a substantial part of their total compensation.

    As of April 26, 1998, collective bargaining agreements were in effect at two of Fleetwood's manufacturing locations covering a total of approximately 900 employees. Expiration dates for these agreements are in November 1999 and September 2000. Except for employees at these plants, no other Company employees are represented by a certified labor organization. The Company is currently experiencing labor union organizing activity at one other manufacturing location which employs approximately 500 people. An employee vote on union representation is scheduled for July 17, 1998.

COMPETITION AND BUSINESS RISKS

    CYCLICALITY OF THE COMPANY'S BUSINESSES; FLUCTUATIONS IN OPERATING
RESULTS. The industries in which the Company operates are highly cyclical. Companies within both the manufactured housing and recreational vehicle industries are subject to volatility in operating results due to external factors such as economic, demographic and political changes. Factors affecting the manufactured housing industry include availability of financing, interest rates, availability of manufactured home sites, employment trends, consumer confidence and general economic conditions. Factors affecting the recreational vehicle industry include general economic conditions, overall consumer confidence, the level of discretionary consumer spending, interest rates, employment trends, fuel availability and fuel prices. Because of these and other factors, there can be substantial fluctuations in the Company's operating results and the results for any prior period may not be indicative of results for any future period.

    COMPETITION IN THE COMPANY'S BUSINESSES. The manufactured housing industry is highly competitive. As of December 31, 1997, there were approximately 100 manufacturers and over 6,000 retail sales centers. The ten largest manufacturers accounted for approximately 75 percent of the wholesale manufactured housing market in 1997, including the Company's sales, which represented 18.1 percent of the market. The manufactured home retail market is much more fragmented, with the four largest companies accounting for only ten percent of the retail market in 1997. Manufactured homes compete with new and existing site-built homes, apartments, townhouses and condominiums. The supply of such housing has increased in recent years with the increased availability of construction financing. Competition exists on both the manufacturing and retail levels and is based primarily on price, product features, reputation for service and quality, retail inventory, sales promotions, merchandising and terms and availability of wholesale and retail customer financing. Recent growth in manufacturing capacity in the southern United States has increased competition at both the manufacturing and retail levels and has resulted in both regional and national competitors increasing their presence in the region. Overproduction of manufactured housing in this region could lead to greater competition and result in decreased margins, which could have a material adverse effect on the Company's results of operations.

    The market for recreational vehicles is also highly competitive, and the Company has numerous competitors and potential competitors in this industry. The five largest manufacturers represented approximately 68 percent of the market in 1997, including the Company's sales, which represented 26.6 percent of the market. There can be no assurance that either existing or new competitors will not develop products that are superior to the Company's recreational vehicles or achieve better consumer acceptance.

    FACTORS AFFECTING THE COMPANY'S MANUFACTURED HOUSING MARKET SHARE. The Company's market share in the manufactured housing market, based on unit shipments, declined from 21.6 percent in 1994 to 18.1 percent in 1997, in part because the Company reduced its retail distribution points from approximately 1,800 to 1,400 during the period from January 1994 through December 1997, in order to concentrate on larger dealers that share the Company's approach to merchandising and customer satisfaction. However, the Company has also, from time to time in the past, lost certain significant retailers to competitors. In addition, the recent acquisitions of manufactured housing retailers by the Company's competitors may reduce the Company's retail distribution network and market share, as these retail outlets may choose not to sell the Company's products. There can be no assurance that the Company will be able to adequately replace retailers purchased by competitors if they cease selling the Company's manufactured homes or that the Company will be able to maintain its sales volume or market share in these competitive markets.

    RISKS RELATED TO ENTRY INTO RETAIL DISTRIBUTION. The Company has responded to the consolidation in the manufactured housing sector by agreeing to a merger with HomeUSA in order to bolster its retail distribution network. In addition, the Company has purchased a 100 percent interest in Expression Homes and commenced building a number of new retail outlets directly. However, the Company has no prior direct experience running retail operations and will rely significantly on HomeUSA and Expression Homes personnel to evaluate retail acquisitions and administer its retail operations. There can be no assurance that the merger with HomeUSA will be completed or that the Company will be able to successfully integrate HomeUSA's retail distribution network. Even if the Company is able to successfully integrate HomeUSA's retail distribution network, there can be no assurance that such successful integration combined with the Company's other retail initiatives will enable the combined company to capture an adequate portion of the retail distribution market.

    MANUFACTURED HOUSING GEOGRAPHIC MARKET CONCENTRATION. The market for the Company's manufactured homes is geographically concentrated, with the top 15 states accounting for approximately 70 percent of the industry's total shipments in 1997. The southern United States accounts for a significant portion of the Company's manufactured housing sales. A downturn in this region's economic conditions could have a material adverse effect on the Company's results of operations. There can be no assurance that the demand for manufactured homes will not decline in the southern United States or other areas in which the Company experiences high product sales and any such decline could have a material adverse effect on the Company's results of operations.

    SEASONALITY OF THE COMPANY'S BUSINESSES. The Company has experienced and expects to continue to experience significant variability in sales, production and net income as a result of seasonality in the Company's businesses. Demand in both the manufactured housing and recreational vehicle industries generally declines during the winter season, while sales and profits are generally highest during the spring and summer months. In addition, unusually severe weather conditions in certain markets may delay the timing of purchases and shipments from one quarter to another.

    POTENTIAL CHANGES IN CONSUMER PREFERENCES; NEW PRODUCT INTRODUCTIONS. There can be no assurance that historical consumer preferences for the Company's products in general, and recreational vehicles in particular, will remain unchanged. The Company believes that, with respect to its recreational vehicle operations, the introduction of new features and new models will be critical to its future success. Delays in the introduction of new models or product features, or a lack of market acceptance of new models or features, could have a material adverse effect on the Company's business. There also can be no assurance that new product introductions will not reduce revenues from existing models and adversely affect results of operations.

    WARRANTY CLAIMS AND PRODUCTS LIABILITY. The Company is subject to warranty claims in the ordinary course of its business. Although the Company maintains reserves for such claims, which to date have been adequate, there can be no assurance that warranty expense levels will remain at current levels or that such reserves will continue to be adequate. A large number of warranty claims exceeding the Company's current warranty expense levels could have a material adverse effect on the Company's results of operations.

    The Company partially self-insures its products liability claims and purchases excess products liability insurance in the commercial insurance market. Although the Company believes that its products liability insurance coverage is adequate, there can be no assurance that such coverage will be sufficient to cover all future products liability claims. Successful assertion against the Company of one or a series of claims exceeding the Company's insurance could have a material adverse effect on the Company's results of operations.

    CONTINGENT REPURCHASE OBLIGATIONS. In accordance with customary practice in the manufactured housing and recreational vehicle industries, the Company enters into repurchase agreements with various financial institutions pursuant to which the Company agrees, under certain circumstances, to repurchase manufactured homes and recreational vehicles sold to independent retailers in the event of a default by an independent retailer in its obligation to such credit sources. Under the terms of such repurchase agreements, the Company agrees to repurchase manufactured homes and recreational vehicles at declining prices over the period of the agreements (which generally range from 12 to 18 months). Although losses with respect to these contingent repurchase obligations have not been significant, if the Company were obligated to repurchase a substantial number of manufactured homes or recreational vehicles in the future, this could have a material adverse effect on the Company's results of operations.

    AVAILABILITY OF WHOLESALE AND RETAIL FINANCING. The Company's retailers, as well as retail buyers of the Company's products, generally secure financing from third party lenders. Reduced availability of such financing, or increased interest rates and other costs, could have an adverse impact on the Company's sales. These factors are dependent on the lending practices of financial institutions, governmental policies and economic conditions, all of which are beyond the control of the Company. With respect to the Company's housing business, most states classify manufactured homes as personal property rather than real property for purposes of taxation, lien perfection and length of loan terms. Interest rates for manufactured homes are generally higher and the terms of the loans shorter than for site-built homes. At times, financing for the purchase of manufactured homes is more difficult to obtain than conventional home mortgages. There can be no assurance that affordable wholesale or retail financing for either manufactured homes or recreational vehicles will continue to be available on a widespread basis. If such financing were to become unavailable, this could have a material adverse effect on the Company's results of operations.

    AVAILABILITY AND PRICING OF MANUFACTURING COMPONENTS AND LABOR. The Company's results of operations may be significantly affected by the availability and pricing of manufacturing components and labor. Although the Company attempts to offset the effect of any escalation in components and labor costs by increasing the sales prices of its products, there can be no assurance that the Company will be able to do so without adversely impacting demand for its products. Even if the Company were able to offset higher manufacturing costs by increasing the sales prices of its products, the realization of any such increases often lags the rise in manufacturing costs--especially in its manufactured housing operations--due in part to the Company's commitment to price-protect its retailers with respect to previously placed customer orders. The inability of the Company to successfully offset increases in manufacturing costs could have a material adverse effect on the Company's results of operations.

    IMPORTANCE OF CERTAIN SUPPLIERS. Most recreational vehicle and manufactured home components are readily available from a variety of sources. However, certain components are produced by only a small group of quality suppliers which have the capacity to supply large quantities on a national basis. This is especially true in the case of motor home chassis, where Ford Motor Company and General Motors Corporation are the dominant suppliers. Shortages, production delays or work stoppages by the employees of such suppliers could have a material adverse effect on Fleetwood's businesses. The inability of the Company to obtain an adequate chassis supply could have a material adverse effect on the Company's results of operations.

    ZONING; PLACEMENT AND AVAILABILITY OF MANUFACTURED HOUSING SITES. Any limitation on the growth of the number of sites available for manufactured homes or on the operation of manufactured housing communities could adversely affect the Company's manufactured housing business. Manufactured housing communities and individual home placements are subject to local zoning ordinances and other local regulations relating to utility service and construction of roadways. In the past, there has been resistance by property owners to the adoption of zoning ordinances permitting the location of manufactured homes in residential areas, which resistance the Company believes has adversely affected the growth of the industry. There can be no assurance that manufactured homes will receive widespread acceptance or that localities will adopt zoning ordinances permitting the location of manufactured home areas. The inability of the manufactured home industry to gain such acceptance and zoning ordinances could have a material adverse effect on the Company's results of operations.

    AVAILABILITY AND PRICE OF GASOLINE AND DIESEL FUEL. Gasoline or diesel fuel is required for the operation of motor homes and most vehicles used to tow travel trailers and folding trailers. There can be no assurance that the supply of these petroleum products will continue uninterrupted, that rationing will not be imposed or that the price of or tax on these petroleum products will not significantly increase in the future.

ITEM 2. PROPERTIES

    The Company owns its executive offices which are located at 3125 Myers Street in Riverside, California. The administrative offices, which occupy 173,500 square feet, are situated on Company-owned parcels of land totaling approximately 18.1 acres. The following table describes additional property and buildings utilized for manufacturing, research and development, administrative purposes and retail distribution as of April 26, 1998. For the most part, these properties and buildings are owned by the Company except as noted below.

                                                                                        APPROXIMATE     APPROXIMATE
FACILITY AND LOCATION                                                                     ACREAGE      SQUARE FOOTAGE
------------------------------------------------------------------------------------  ---------------  --------------
Plants Producing Manufactured Housing:
        Glendale, Arizona...........................................................          41.5          120,900
        Riverside, California.......................................................          18.8           97,600
        Woodland, California........................................................          15.8          143,500
        Auburndale, Florida.........................................................          13.7           97,200
        Plant City, Florida(1)......................................................          11.5           85,800
        Alma, Georgia...............................................................          43.6          221,700
        Broxton, Georgia............................................................          20.0          129,200
        Douglas, Georgia............................................................          25.7          273,600
        Douglas, Georgia............................................................          20.7          134,100
        Fitzgerald, Georgia.........................................................          18.6          120,900
        Pearson, Georgia............................................................          13.3          133,200
        Pearson, Georgia............................................................          16.2          141,700
        Willacoochee, Georgia.......................................................          33.2          131,500

                                                                                        APPROXIMATE     APPROXIMATE
FACILITY AND LOCATION                                                                     ACREAGE      SQUARE FOOTAGE
------------------------------------------------------------------------------------  ---------------  --------------
        Nampa, Idaho................................................................          19.8          153,500
        Nampa, Idaho................................................................          11.4           75,700
        Garrett, Indiana............................................................          22.1          120,800
        Garrett, Indiana............................................................          20.4          104,900
        Lexington, Mississippi......................................................          51.6          270,000
        Lexington, Mississippi......................................................          30.5          109,000
        Lumberton, North Carolina...................................................          52.0          115,100
        Mooresville, North Carolina.................................................          21.8          119,300
        Pembroke, North Carolina....................................................          32.4          208,900
        Roxboro, North Carolina.....................................................          20.0           94,700
        Woodburn, Oregon............................................................          22.4          197,300
        Woodburn, Oregon............................................................          29.2           56,500
        Elizabethtown, Pennsylvania.................................................          19.7          112,400
        Gallatin, Tennessee.........................................................          18.2          194,100
        Lafayette, Tennessee........................................................          43.3          133,000
        Westmoreland, Tennessee.....................................................          38.6          146,900
        Westmoreland, Tennessee.....................................................          20.6          114,800
        Belton, Texas...............................................................          53.1          283,600
        Waco, Texas.................................................................          18.1          120,000
        Waco, Texas.................................................................           8.6           78,700
        Waco, Texas.................................................................          19.4           97,200
        Waco, Texas.................................................................          13.0          114,600
        Wichita Falls, Texas........................................................          31.5          118,900
        Rocky Mount, Virginia.......................................................          13.8           83,400
        Rocky Mount, Virginia.......................................................          26.3          135,000
        Woodland, Washington........................................................          18.0          156,500
Plants Producing Recreational Vehicles:
    Motor Homes:
        Chico, California...........................................................          28.6          153,300
        Riverside, California.......................................................          24.5          163,800
        Decatur, Indiana............................................................          90.0          340,000
        Decatur, Indiana............................................................          25.3          179,300
        Paxinos, Pennsylvania.......................................................          71.6          206,200
    Motor Home Service Facilities:
        Riverside, California.......................................................           9.5           66,000
        Decatur, Indiana............................................................          34.8          176,600
    Travel Trailers:
        Rialto, California(2).......................................................          18.8          115,700
        Riverside, California.......................................................          18.5           68,400
        Crawfordsville, Indiana.....................................................          15.0          131,500
        Hancock, Maryland...........................................................          20.5          102,900
        Williamsport, Maryland(3)...................................................          45.1           78,500
        Omaha, Nebraska.............................................................          22.3          112,100
        Edgerton, Ohio..............................................................          16.6           92,700
        LaGrande, Oregon............................................................          32.0           98,000
        Pendleton, Oregon...........................................................          20.8          198,700
        Longview, Texas(4)..........................................................          46.7          313,100
        Winchester, Virginia........................................................          20.6          122,700
        Lindsay, Ontario, Canada....................................................           9.2          140,800

                                                                                        APPROXIMATE     APPROXIMATE
FACILITY AND LOCATION                                                                     ACREAGE      SQUARE FOOTAGE
------------------------------------------------------------------------------------  ---------------  --------------
    Folding Trailers:
        Somerset, Pennsylvania......................................................          42.6          392,500
Plants Producing Components:
        Fontana, California.........................................................          11.9           83,000
        Riverside, California.......................................................          10.0          111,000
        Hauser Lake, Idaho..........................................................          28.0           81,000
        Decatur, Indiana............................................................          32.1          216,500
Division Offices and Research and Development Facilities:
        Riverside, California.......................................................          21.9          234,300
Retail Distribution Centers for Manufactured Housing:
        Las Vegas, Nevada(5)........................................................           2.8              700
        Pahrump, Nevada(5)..........................................................           2.3            1,800
        Raleigh, North Carolina(5)..................................................           3.3            3,800

IDLE FACILITIES

    There were six idle manufacturing facilities at the end of fiscal 1998 and four at the end of fiscal 1997. During fiscal 1998, the idle travel trailer facility in Williamsport, Maryland was activated due to the need for additional capacity. The idle manufactured housing facility in Haines City, Florida and the idle travel trailer facility in Benton Harbor, Michigan were sold. One of two existing motor home manufacturing facilities in Riverside, California was closed as two operations were consolidated into one facility. The existing travel trailer facility in Longview, Texas was closed because the existing manufacturing operation was moved into a newly-acquired larger facility. One of the two existing manufactured housing facilities in Elizabethtown, Pennsylvania was closed as the operations were combined into one facility. A manufactured housing facility in Hamilton, Alabama was also closed. The construction of a second facility in Roxboro, North Carolina was completed during fiscal 1998, but it has not yet been opened.

    The following Company-owned manufacturing facilities (and one service facility) were not in operation as of April 26, 1998.

                                                                                        APPROXIMATE     APPROXIMATE
FACILITY AND LOCATION                                                                     ACREAGE      SQUARE FOOTAGE
------------------------------------------------------------------------------------  ---------------  --------------
Hamilton, Alabama(6)................................................................          10.2          128,500
Riverside, California(6)............................................................          12.3          162,100
Roxboro, North Carolina(7)..........................................................          31.8          114,500
Elizabethtown, Pennsylvania(6)......................................................          17.5          101,000
Paxinos, Pennsylvania(8)............................................................           7.1           39,600
Longview, Texas(6)..................................................................          42.8          157,700
Lindsay, Ontario, Canada............................................................          20.0           72,000

---------

(1) Facility closed subsequent to year end.

(2) Includes 4.0 acres and 27,100 square foot building leased from unaffiliated outside party.

(3) Manufacturing facility activated in fiscal 1998.

(4) Existing operation moved into newly acquired facility in fiscal 1998.

(5) Land is leased from third parties and buildings and improvements are owned by the Company.

(6) Manufacturing facility deactivated in fiscal 1998.

(7) New manufacturing facility completed in fiscal 1998 was not opened as planned.

(8) Service facility closed in fiscal 1997.

ITEM 3. LEGAL PROCEEDINGS

    The Company is involved in various legal proceedings, most of which are routine litigation incident to its business, and some of which are covered in whole or in part by insurance. In the opinion of management, none of the uninsured cases involve realistic claims which are material in amount.

    The Company, one of its subsidiaries and the manufacturer of Cladwood-Registered Trademark- siding currently are defendants in the case of SECHLER V. SMURFIT NEWSPRINT CORPORATION ET AL. in Georgia. The complaint purports to establish a class of Georgia owners of manufactured homes that contain Cladwood-Registered Trademark- siding, alleges that such siding is defective, and requests damages and attorneys' fees. No class has been certified and motions to dismiss are pending. A similar complaint against the siding manufacturer, which does not name the Company or any of its subsidiaries as a defendant, has been certified as a class action of Oregon and Washington homeowners by a state court judge in King County, Washington.

    The Company is also subject to other litigation from time to time in the ordinary course of business, certain of which is covered in whole or in part by insurance. Although the amount of any liability with respect to any of the above litigation cannot presently be determined, in the opinion of management such liability is not expected to have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the shareholders of the Company during the fourth quarter of fiscal year 1998.

MANAGEMENT

    The executive officers of the Company are set forth below:

      NAME                                 TITLE                            AGE
--------------------------------------------------------------------------  ---
Glenn F. Kummer  Chairman of the Board and Chief Executive Officer          64

Nelson W. Potter President, Chief Operating Officer and Director            55

Paul M. Bingham  Senior Vice President-Finance and Chief Financial Officer  56

Mallory S. Smith Senior Vice President-Housing Group                        56

Richard E. Parks Senior Vice President-Recreational Vehicle Group           51

William H. Lear  Senior Vice President-General Counsel and Secretary        58

John G. Pollis   Senior Vice President-Retail Housing Division              58

Carl D. Betcher  Vice President-Travel Trailers                             51

John R. Weiss    Vice President-Motor Homes                                 46

Larry L. Mace    Vice President-Supply Subsidiaries and Administration      55

Lyle N. Larkin   Treasurer and Assistant Secretary                          53

    GLENN F. KUMMER has been with the Company since 1965. He was appointed to his current position on January 12, 1998 and served as the Company's President and Chief Operating Officer since 1982.

    NELSON W. POTTER was appointed to his current position on January 12, 1998. Previously, he served as the Company's Executive Vice President-Operations since February 1997 and Vice President-Planning and Corporate Development since 1992. He has been employed by the Company since 1978.

    PAUL M. BINGHAM has been employed by the Company since 1970 and was appointed Chief Financial Officer in 1987. He was appointed to his current position as Senior Vice President in February 1997. Previously, he served as Financial Vice President.

    MALLORY S. SMITH has been with the Company since 1967 and was appointed to his current position in May 1997. Previously, he served as Vice
President-Housing Group Operations from February 1988 until January 1996 when he was appointed Vice President-Housing Group Eastern Region.

    RICHARD E. PARKS has been with the Company since 1983 and was appointed to his current position in April 1997. Previously, he was General Manager of a Company motor home manufacturing plant until he was promoted to the position of Vice President-Motor Homes in April 1995.

    WILLIAM H. LEAR joined the Company in 1971 as Secretary and General Counsel. He became a Vice President in 1978 and was appointed to his current position in March 1998.

    JOHN G. POLLIS joined the Company in 1981 as Director-Marketing in the Company's Housing Group. In May 1996 he was appointed Vice President-Marketing and he received his current assignment in February 1998.

    CARL D. BETCHER has been with the Company since 1973 and was appointed to his current position in August 1997. Previously, he served as General Manager of two different Company manufacturing centers from 1992 until 1997.

    JOHN R. WEISS was appointed to his current position in April 1997. He has been employed by the Company since 1975. He previously served as General Manager of a motor home manufacturing operation from 1993 to 1995 when he became Director-Product Planning and Sales in the motor home division.

    LARRY L. MACE joined the Company in 1973 and was appointed to his current position in January 1998. Previously he served as Vice President-Supply Subsidiaries from 1989.

    LYLE N. LARKIN has served in his current capacity since 1990. He joined the Company in 1979.

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

                                                                      DIVIDENDS
     QUARTER                                     HIGH        LOW        PAID
---------------------------------------------   -------    -------    --------
Fiscal 1998
    First....................................   $31        $25 1/8     $.16
    Second...................................    35 1/8     29 5/8      .17
    Third....................................    42 13/16   28 1/8      .17
    Fourth...................................    48         39 3/8      .17
Fiscal 1997
    First....................................   $31 1/2    $24 1/8     $.15
    Second...................................    34 3/4     27 1/8      .16
    Third....................................    37 1/4     24 3/4      .16
    Fourth...................................    27 3/4     24 3/8      .16

    On April 26, 1998, there were approximately 1,500 shareholders of record of the Company's Common stock.

    The declaration and payment of dividends on Fleetwood Common stock is at the discretion of the Fleetwood Board and depends on Fleetwood's results of operations, financial condition, capital requirements and such other factors as the Fleetwood Board deems relevant. On June 9, 1998, the Fleetwood Board declared a dividend of $.18 per share to stockholders of record on July 7, 1998, payable to stockholders on August 12, 1998.

ITEM 6.  SELECTED FINANCIAL DATA

                  FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA
                               YEARS ENDED APRIL

                                                    1998         1997         1996         1995         1994
                                                 -----------  -----------  -----------  -----------  -----------
                                                          (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
Sales..........................................  $ 3,050,567  $ 2,874,426  $ 2,809,277  $ 2,807,862  $ 2,332,184
                                                 -----------  -----------  -----------  -----------  -----------
                                                 -----------  -----------  -----------  -----------  -----------
Income from continuing operations before income
  taxes........................................  $   174,949  $   147,050  $   110,993  $   127,447  $    99,516
Provision for income taxes.....................      (66,404)     (56,998)     (41,543)     (52,254)     (40,717)
Minority interest in net loss of subsidiary....           --           --          451          805        1,254
                                                 -----------  -----------  -----------  -----------  -----------
Income from continuing operations..............      108,545       90,052       69,901       75,998       58,553*
Income from discontinued operations:
  Income from operations of finance
    subsidiary.................................           --          887        9,708        8,635        7,375
    Gain on sale of finance subsidiary.........           --       33,891           --           --           --
                                                 -----------  -----------  -----------  -----------  -----------
                                                          --       34,778        9,708        8,635        7,375
                                                 -----------  -----------  -----------  -----------  -----------
Net income for basic earnings per share........      108,545      124,830       79,609       84,633       65,928
                                                 -----------  -----------  -----------  -----------  -----------
Distributions on convertible preferred stock,
  net of income taxes..........................        2,499           --           --           --           --
                                                 -----------  -----------  -----------  -----------  -----------
Net income for diluted earnings per share......  $   111,044  $   124,830  $    79,609  $    84,633  $    65,928
                                                 -----------  -----------  -----------  -----------  -----------
                                                 -----------  -----------  -----------  -----------  -----------
Earnings per shared--diluted:
  Continuing operations........................  $      3.01  $      2.30  $      1.50  $      1.63  $      1.27*
  Discontinued operations:
    Income from operations of finance
      subsidiary...............................           --          .02          .21          .19          .16
    Gain on sale of finance subsidiary.........           --          .87           --           --           --
                                                 -----------  -----------  -----------  -----------  -----------
                                                 $      3.01  $      3.19  $      1.71  $      1.82  $      1.43
                                                 -----------  -----------  -----------  -----------  -----------
                                                 -----------  -----------  -----------  -----------  -----------
Weighted average Common shares--diluted........       36,933       39,162       46,469       46,531       46,207
                                                 -----------  -----------  -----------  -----------  -----------
                                                 -----------  -----------  -----------  -----------  -----------
BALANCE SHEET DATA:
Cash and investments...........................  $   305,722  $   110,434  $   287,930  $   102,866  $    98,093
Property, plant and equipment..................      277,211      278,331      266,587      262,640      220,154
Total assets...................................    1,129,480      871,547    1,108,932      940,374      845,219
Long-term debt.................................       55,000       55,000       80,000           --           --
Capital Trust preferred securities.............      287,500           --           --           --           --
Shareholders' equity...........................      376,026      443,095      649,137      608,143      546,466

OTHER DATA:
Gross profit margin............................         19.5%        18.8%        19.0%        18.5%        18.3%
Operating income margin........................          5.6          4.9          4.7          4.4          3.9
Depreciation and amortization..................  $    27,799  $    27,579  $    27,084  $    23,797  $    20,083
Capital expenditures...........................       37,809       56,184       32,916       67,864       72,543
EBITDA**.......................................      197,994      167,138      158,616      146,026      111,932

----------

* After deduction of $1.5 million or three cents per share for change in accounting for income taxes.

** EBITDA is defined as operating income plus depreciation and amortization expense. While EBITDA should not be considered as a substitute for net income, cash flows from operating activities, or other income statement data or cash flow statement data prepared in accordance with GAAP, or as a measure of profitability or liquidity, management understands that EBITDA is customarily used as a measurement in evaluating companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                             SELECTED SEGMENT DATA
                             (Dollars in thousands)

                                                                   FISCAL YEARS ENDED APRIL
                                             --------------------------------------------------------------------
                                                 1998          1997          1996          1995          1994
                                             ------------  ------------  ------------  ------------  ------------
OPERATING REVENUES:
Manufactured housing.......................  $  1,487,650  $  1,426,940  $  1,443,016  $  1,370,293  $  1,054,267
Recreational vehicles......................     1,518,163     1,395,163     1,317,494     1,387,919     1,241,416
Supply operations..........................        44,754        52,323        48,767        49,650        36,501
                                             ------------  ------------  ------------  ------------  ------------
                                             $  3,050,567  $  2,874,426  $  2,809,277  $  2,807,862  $  2,332,184
                                             ------------  ------------  ------------  ------------  ------------
                                             ------------  ------------  ------------  ------------  ------------
OPERATING INCOME:
Manufactured housing.......................  $     75,896  $     72,980  $    106,433  $     81,204  $     56,860
Recreational vehicles......................        76,809        77,641        34,086        45,542        43,883
Supply operations..........................        15,437         2,170         2,971         5,855         4,969
Corporate and other........................         2,053       (13,232)      (11,958)      (10,372)      (13,863)
                                             ------------  ------------  ------------  ------------  ------------
                                             $    170,195  $    139,559  $    131,532  $    122,229  $     91,849
                                             ------------  ------------  ------------  ------------  ------------
                                             ------------  ------------  ------------  ------------  ------------
UNITS SHIPPED:
Manufactured housing.......................        65,544        65,354        68,990        68,847        56,753
                                             ------------  ------------  ------------  ------------  ------------
                                             ------------  ------------  ------------  ------------  ------------
Recreational vehicles--
  Motor homes..............................        13,525        14,345        13,412        15,370        15,062
  Travel trailers..........................        33,758        31,190        32,387        35,804        33,218
  Folding trailers.........................        20,960        18,524        20,407        19,571        18,421
  Slide-in truck campers...................         1,251         1,184         1,928         1,645         1,765
  European shipments.......................            --            --           557           626           301
                                             ------------  ------------  ------------  ------------  ------------
                                                   69,494        65,243        68,691        73,016        68,767
                                             ------------  ------------  ------------  ------------  ------------
                                             ------------  ------------  ------------  ------------  ------------

1998 COMPARED TO 1997

  CONSOLIDATED RESULTS:

    Earnings from continuing operations reached an all-time high in fiscal 1998, rising 21 percent to $108.5 million compared to $90.1 million last year. Diluted earnings per share from continuing operations improved an even greater 31 percent to $3.01 compared to $2.30 in the prior year, due to significant share repurchases over the past two years. The current year per share amount gives effect to the dilutive impact of convertible preferred stock issued by the Company in February 1998.

    Current year earnings include a non-recurring after-tax gain of $10.4 million or 28 cents per share recognized in the first quarter from a significant insurance transaction as explained below (see Change in Estimate of Insurance Reserves). Earnings in the prior year totaled $124.8 million or $3.19 per share on a diluted basis, and included a gain of $33.9 million or 87 cents per share on the sale of the Company's RV finance subsidiary.

    Sales for fiscal 1998 reached a record $3.05 billion, a six percent gain over last year's $2.87 billion, due to a four percent rise in manufactured housing sales and a nine percent increase in recreational vehicle volume.

    Gross profit margin for fiscal 1998 rose to 19.5 percent from 18.8 percent last year. Improved housing margins more than offset the effect of lower RV margins, which were impacted by higher motor home production costs.

    Operating expenses, which included the effect of the change in estimate of insurance reserves, rose six percent to $424.1 million, but was unchanged from the prior year as a percentage of sales at 13.9 percent. As a percentage of sales, selling expenses were up from 6.3 percent a year ago to 6.9 percent, while general and administrative expenses fell from 7.6 percent to 7.0 percent this year. Selling expenses increased 16 percent to $210.2 million, primarily reflecting higher advertising expenses as well as increases for sales promotion and product warranty costs. General and administrative expenses were down two percent to $213.9 million largely due to the change in estimate of insurance reserves, which more than offset the effect of higher management incentive compensation stemming from improved profits.

    Non-operating income of $4.8 million in fiscal 1998 was off 37 percent from the prior year due to the accrual of the quarterly distribution on convertible preferred securities, payable on May 15, 1998. Investment income totaled $12.5 million in fiscal 1998, two percent ahead of the prior year, primarily reflecting higher invested balances in the second half of the year.

  MANUFACTURED HOUSING:

    Manufactured housing revenues reached an all-time high of $1.49 billion in fiscal 1998, up four percent from the prior year. Although unit shipments of 65,544 were up less than one percent from the prior year, the number of sections increased four percent to 103,369, reflecting the continuing shift toward greater sales of multi-section homes. Consistent with industry trends, Company sales of multi-section homes rose from 50 percent of home sales in 1997 to 56 percent in 1998.

    Housing group operating income increased four percent to $75.9 million in fiscal 1998, primarily due to higher sales volume and lower raw material costs as a percentage of sales. Operating margin in 1998 was unchanged from the prior year at 5.1 percent of sales. Selling price increases, part of which were implemented to cover a national advertising program, and more efficient use of raw materials led to higher gross margins. Housing group operating profits in fiscal 1998 would have been approximately $5.4 million higher were it not for a change in the method of allocating intercompany supply group profits as explained below.

  RECREATIONAL VEHICLES:

    Total RV sales for fiscal 1998 rose nine percent to a new high of $1.52 billion, up from $1.40 billion in fiscal 1997. The Company's motor home division generated a six percent sales increase to a record $905 million on the strength of healthy demand for Fleetwood's popular Class A products. The shift in product mix toward higher-priced and more fully-featured Class A motor homes more than offset the effect of lower unit volume, which fell six percent to 13,525 units. Towable products fared well in fiscal 1998 as both travel trailer and folding trailer divisions achieved record sales. Travel trailer revenues increased 11 percent to nearly $504 million as shipments rose eight percent to 35,009 units. Folding trailer sales jumped 27 percent to $110 million on a 13 percent rise in unit shipments to 20,960. The average selling price of folding trailer units rose 12 percent, reflecting a move toward larger, more fully-featured models.

    RV operating income was $76.8 million in fiscal 1998, off one percent from the prior year. As a percentage of sales, operating income fell from 5.6 percent to 5.1 percent this year. Despite the rise in RV sales volume, margins decreased because of a decline in profitability in the Company's motor home division. Motor home profits in fiscal 1998 were impacted by higher production costs due to a major initiative designed to realign factory production and increase capacity for the manufacture of popular upscale Class A models. RV group operating income was reduced approximately $3.9 million in fiscal 1998 by a change in the method of allocating intercompany supply group profits as explained below.

  SUPPLY OPERATIONS:

    The Company's supply group contributed revenues of nearly $45 million for fiscal 1998 compared to $52 million last year. Operating income, however, increased over seven-fold to $15.4 million. Approximately 70 percent of this increase was due to a change in the method of allocating intercompany profits from the supply group to the housing and RV businesses. Prior to fiscal 1998, income from lumber brokerage and import operations was allocated back to the Company's core businesses that use these supply group services. Beginning in fiscal 1998, the lumber and import operations were set up as separate profit centers. Prior year profits by segment were not restated to reflect this change.

  CHANGE IN ESTIMATE OF INSURANCE RESERVES:

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

1997 COMPARED TO 1996

  CONSOLIDATED RESULTS:

    A strong recovery in RV profits and a gain on the sale of the Company's RV finance subsidiary led to record earnings in fiscal 1997. Net income increased 57 percent to $124.8 million from $79.6 million a year ago. Earnings per share increased 87 percent to $3.19 from $1.71 due to substantial share repurchases made during fiscal 1997. Included in net income was a one-time gain of $33.9 million or 87 cents per share on the sale of Fleetwood Credit Corp. in May 1996. The gain from this transaction and earnings from one month of operations prior to the sale were classified as discontinued operations.

    Income from continuing operations rose 29 percent to $90.1 million from $69.9 million, and earnings per share rose 53 percent to $2.30 in fiscal 1997 from $1.50 in fiscal 1996. Fiscal 1996 earnings were reduced by a loss on the divestiture of the Company's German RV operation and a revaluation of an investment in Southern California real estate. Excluding these unusual items, earnings per share from continuing operations increased 24 percent.

    Total revenues for fiscal 1997 increased two percent to a record $2.87 billion on the strength of higher recreational vehicle sales.

    Gross profit declined to 18.8 percent of sales, down from 19.0 percent in the prior fiscal year. RV margins were higher in fiscal 1997 due to increased operating efficiencies and a sales mix that favored higher-margin motor home products. However, this margin improvement was more than offset by lower manufactured housing profit margins that were affected by more competitive pricing and new plant start-up costs.

    Operating expenses in fiscal 1997 declined slightly to $400.0 million and dropped as a percentage of sales from 14.3 to 13.9 percent. Selling expenses of $181.7 million in 1997 were down five percent, and were also lower as a percentage of sales, declining to 6.3 percent from 6.8 percent. Virtually all of the reduction in selling costs came in the RV group, largely due to lower product financing and sales promotion costs. The RV reductions were substantially offset by higher costs in the manufactured housing group, mainly attributable to increases in product warranty and sales promotion expenses. General and administrative expenses rose three percent to $218.3 million, and increased as a percentage of sales to 7.6 percent from 7.4 percent. Most of the increase occurred in the RV group which experienced higher management incentive compensation costs due to substantially improved profits. Cost increases in the manufactured housing group were attributable to organizational changes and start-up costs at new plants.

    Non-operating income was $7.5 million compared to a loss of $20.5 million in the prior year. The loss on the divestiture of the German RV operation and the real estate revaluation adjustment resulted in special charges totaling $16.4 million or 35 cents per share after taxes in fiscal 1996. Investment income of $12.3 million in 1997 was off 12 percent from $14.0 million in the prior year as funds available for investment were substantially reduced due to share repurchases. Interest expense rose to $4.0 million from $1.4 million last year as a result of the assumption of $80.0 million of long-term debt from Fleetwood Credit Corp.

    The combined Federal and state income tax rate was 38.8 percent in fiscal 1997 compared to 37.4 percent in fiscal 1996. The lower fiscal 1996 tax rate reflects cumulative tax benefits related to the loss on disposition of the German RV operation.

  MANUFACTURED HOUSING:

    Manufactured housing sales were $1.43 billion in fiscal 1997, off one percent from the record sales of $1.44 billion achieved in fiscal 1996. Although housing shipments in 1997 dropped five percent to 65,354 homes, the volume of floors shipped fell only one percent to 99,378, reflecting a shift to greater sales of multi-section homes.

    Fiscal 1997 operating profit for the manufactured housing group declined $33.4 million or 31 percent to $73.0 million from $106.4 million in fiscal 1996. In addition to lower sales, profits were impacted by lower gross margins, reflecting an increasingly competitive pricing environment. Higher operating expenses also contributed to the lower profits. Influencing these costs were the addition of four new manufacturing plants, administrative expenses associated with the restructuring of the sales and marketing and regional management organizations, as well as costs incurred for a sales promotion program designed to boost sales and reduce slow-moving retailer inventories.

  RECREATIONAL VEHICLES:

    RV sales increased six percent to $1.40 billion compared to $1.32 billion in the prior year, driven by a 19 percent rise in motor home sales. Fiscal 1996 RV sales included $52 million from the Company's German RV subsidiary, which was sold in May 1996. Excluding European sales from the comparison, RV revenues grew ten percent in fiscal 1997. Motor home sales increased to a record $855 million as unit volume rose seven percent to 14,345, and sales mix shifted to larger, higher-priced products. Travel trailer sales of $453 million were off one percent from the prior fiscal year with unit volume slipping six percent to 32,374. The Company's folding trailer division generated sales of nearly $87 million, off one percent due to a nine percent decline in shipments to 18,524 units, which was consistent with industry trends.

    Fiscal 1997 operating income for the RV group rose $43.5 million or 128 percent compared to the prior fiscal year. Increased revenues and a favorable mix of products with a higher percentage of more profitable motor home shipments were largely responsible for the improved results. Lower financing subsidies, resulting from the sale of Fleetwood Credit Corp., also enhanced profitability.

  SUPPLY OPERATIONS:

    Supply revenues in fiscal 1997 increased seven percent to $52 million due primarily to higher sales of lumber products. Operating profit for the same period, however, was down 27 percent to $2.2 million from $3.0 million, primarily as a result of losses related to discontinuation of certain products and lower margins related to higher tariffs on raw lumber supplies imported from Canada.

LIQUIDITY AND CAPITAL RESOURCES

    The Company generally relies upon internally generated cash flows to satisfy working capital needs and to fund capital expenditures. Positive cash flows were generated from internal sources in fiscal years 1998 and 1997 to support manufacturing operations and to fund capital expenditures and shareholder dividends. Cash generated from operations improved to $118.2 million compared to $85.1 million last year. The Company maintained a strong cash position in both years, with cash and investments totaling $305.7 million in 1998 and $110.4 million in 1997. Cash equivalents received a boost late in fiscal 1998 from the proceeds of a $287.5 million convertible preferred securities offering.

    Fiscal 1997 cash flows included $132.2 million, net of income taxes, received from the sale of Fleetwood Credit Corp. These proceeds, along with cash from the sale of investment securities, were used to make significant share repurchases as explained below.

    Cash outflows in fiscal 1998 included $177.2 million for the purchase of 5.2 million shares of Common stock from the Company's founder and former Chairman of the Board. Other cash uses included capital expenditures of $37.8 million and dividends to Common shareholders of $23.7 million.

    Cash outflows in fiscal 1997 included $311.7 million for the purchase of 23 percent of the Company's outstanding Common stock. During the first quarter of fiscal 1997, the Company completed a Dutch Auction tender offer that resulted in the purchase of 7.7 million shares at a cost of $240.5 million. In the second quarter, the Company acquired an additional 2.6 million shares at a cost of $71.2 million, which included 2.4 million shares from the Company's founder. Cash outflows in fiscal 1997 also included capital expenditures of $56.2 million, dividends to stockholders of $24.4 million and a long-term debt repayment of $25.0 million.

    Capital expenditures in fiscal 1998 and fiscal 1997 included the addition of new manufactured housing plants and the normal replacement of machinery and equipment. In 1998, a new travel trailer factory was added to replace an older existing facility. During fiscal 1997, four new manufactured housing plants were added and two were substantially completed, one of which became operational early in fiscal 1998.

    Capital expenditures for manufacturing capacity in fiscal 1999 are expected to be below the levels experienced in recent years because, with few exceptions, the Company believes it now has ample manufacturing capacity to satisfy expected levels of consumer demand for its products. Such expenditures are expected to be in the range of $25 to $35 million, and will include modifications at several existing locations along with the normal replacement of machinery and equipment.

    In February 1998, the Company announced its intention to acquire HomeUSA, the nation's largest independent retailer of manufactured housing. A combination of cash and Common stock will be used to fund this acquisition, which is scheduled for completion in August 1998. The Company estimates that approximately 49 percent or $80 million of the purchase price will be satisfied in cash. Additionally, the Company is in the process of completing a number of smaller retailer acquisitions which will be partially paid for in cash. Part of the Company's housing retail strategy includes the development of new Company-owned Fleetwood Home Centers, which will also require cash outlays. Although a definitive capital budget for these various retail initiatives has not yet been finalized, it is the opinion of management that these capital expenditures can be funded with a combination of existing resources and expected future cash flows.

    During the seasonally slow winter months (typically November through February), the Company has historically built inventories of RV's in order to meet the peak demand for these products in the spring. This is usually accomplished without the use of debt financing; however, there have been occasions when the Company has required the use of bank credit lines. This situation occurred in the third quarter of fiscal 1997, during the month of January when the Company used uncommitted bank credit lines to borrow $21.0 million for several days to meet working capital needs. All borrowings were repaid during the fourth quarter. The Company has uncommitted credit lines with its principal bank and another bank which are currently being used only to support letters of credit. The Company anticipates that a combination of cash flow from operating activities, existing financial resources and a portion of the proceeds from the aforementioned preferred stock offering will be adequate to satisfy its currently foreseeable liquidity requirements, including its capital expenditure requirements for manufacturing and the housing retail business.

OTHER

    In 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 130, "Reporting Comprehensive Income." This statement, which must be adopted by the Company in fiscal 1999, establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. Also in 1997, the FASB issued Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information," which establishes standards for the way that companies report information about operating segments in annual financial statements, and requires that those companies report selected information about operating segments in interim financial reports issued to shareholders. This statement must also be adopted in fiscal 1999. The Company believes that the adoption of these two new standards will not have a material impact on its reported results of operations.

    The Company is dependent on a cluster of centralized computers to provide data in support of vital company-wide operational and accounting functions. Many of the computer processes used to generate this data were programmed in-house, following the common practice of using only two digits to designate a year. As a consequence, as the year 2000 approaches, programs with date-related logic will not be able to distinguish between the years 1900 and 2000, potentially causing software and hardware to fail, generate erroneous calculations or present information in an unusable form. In recognition of this potential, the Company launched a "Year 2000" conversion project in February 1996 to correct and fully test all offending computer code by mid-1998. At this date, the project is progressing as planned and is expected to be completed on schedule. Given these efforts, management does not anticipate any appreciable impact on Company operations related to the use of the Company's computer systems in the new millennium. The estimated amount the Company plans to spend on the year 2000 project will not have a material effect on results of operations, liquidity or capital resources.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of

Fleetwood Enterprises, Inc.:

    We have audited the accompanying consolidated balance sheets of FLEETWOOD ENTERPRISES, INC., (a Delaware Corporation) and subsidiaries as of April 26, 1998 and April 27, 1997, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended April 26, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fleetwood Enterprises, Inc. and subsidiaries as of April 26, 1998 and April 27, 1997, and the results of their operations and their cash flows for each of the three years in the period ended April 26, 1998 in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Orange County, California
June 22, 1998

                          FLEETWOOD ENTERPRISES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                                  YEARS ENDED APRIL
                                                                       ----------------------------------------
                                                                          1998           1997           1996
                                                                       ----------     ----------     ----------
Sales.............................................................     $3,050,567     $2,874,426     $2,809,277
Cost of products sold.............................................      2,456,288      2,334,840      2,276,595
                                                                       ----------     ----------     ----------
    Gross profit..................................................        594,279        539,586        532,682

Operating expenses................................................        424,084        400,027        401,150
                                                                       ----------     ----------     ----------
    Operating income..............................................        170,195        139,559        131,532

Other income (expense):
    Loss on disposition of European subsidiary                                 --             --        (28,000)
    Investment income.............................................         12,542         12,298         14,032
    Interest expense..............................................         (3,567)        (4,035)        (1,429)
    Distribution on preferred securities of Fleetwood Capital
      Trust.......................................................         (3,936)            --             --
    Other.........................................................           (285)          (772)        (5,142)
                                                                       ----------     ----------     ----------
                                                                            4,754          7,491        (20,539)
                                                                       ----------     ----------     ----------
Income from continuing operations before provision for income
  taxes and minority interest.....................................        174,949        147,050        110,993
Provision for income taxes........................................        (66,404)       (56,998)       (41,543)
Minority interest in net loss of subsidiary.......................             --             --            451
                                                                       ----------     ----------     ----------
Income from continuing operations.................................        108,545         90,052         69,901
Income from discontinued operations, net of income taxes:
    Income from operations of finance subsidiary..................             --            887          9,708
    Gain on sale of finance subsidiary............................             --         33,891             --
                                                                       ----------     ----------     ----------
      Net income..................................................     $  108,545     $  124,830     $   79,609
                                                                       ----------     ----------     ----------
                                                                       ----------     ----------     ----------

Earnings per share:

                                                                    BASIC  DILUTED   BASIC  DILUTED   BASIC  DILUTED
                                                                    -----  -------   -----  -------   -----  -------
    Continuing operations.........................................  $3.09   $3.01    $2.36   $2.30    $1.52   $1.50
    Discontinued operations:
      Income from operations of finance subsidiary................     --      --      .02     .02      .22     .21
      Gain on sale of finance subsidiary..........................     --      --      .88     .87       --      --
                                                                    --------------   --------------   --------------
    Total.........................................................  $3.09   $3.01    $3.26   $3.19    $1.74   $1.71
                                                                    --------------   --------------   --------------
                                                                    --------------   --------------   --------------

Weighted average Common shares--basic.............................          35,090           38,238           45,856
                                                                    --------------   --------------   --------------
                                                                    --------------   --------------   --------------
Weighted average Common shares--diluted...........................          36,933           39,162           46,469
                                                                    --------------   --------------   --------------
                                                                    --------------   --------------   --------------

        The accompanying notes are an integral part of these statements.

                          FLEETWOOD ENTERPRISES, INC.

                          CONSOLIDATED BALANCE SHEETS

                             (AMOUNTS IN THOUSANDS)

                                                                                           APRIL 26,    APRIL 27,
                                                                                              1998         1997
                                                                                          ------------  ----------
                                         ASSETS
Cash....................................................................................  $     28,143  $   37,890
Marketable investments..................................................................       255,919      45,503
Receivables.............................................................................       195,388     181,085
Inventories:
    Raw materials.......................................................................       111,875     101,794
    Work in process and finished products...............................................        41,871      43,719
Deferred tax benefits--current..........................................................        30,212      26,580
Other current assets....................................................................        19,443      21,704
                                                                                          ------------  ----------
      Total current assets..............................................................       682,851     458,275

Marketable investments maturing after one year..........................................        21,660      27,041
Property, plant and equipment...........................................................       277,211     278,331
Deferred tax benefits--non-current......................................................        45,042      44,705
Cash value of Company-owned life insurance..............................................        63,355      46,834
Other assets............................................................................        39,361      16,361
                                                                                          ------------  ----------
                                                                                          $  1,129,480  $  871,547
                                                                                          ------------  ----------
                                                                                          ------------  ----------
                          LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable........................................................................  $    118,481  $  106,749
Employee compensation and benefits......................................................        74,435      63,079
Federal and state income taxes..........................................................         8,800       4,046
Other current liabilities...............................................................       124,086     103,293
                                                                                          ------------  ----------
      Total current liabilities.........................................................       325,802     277,167

Deferred compensation and retirement benefits...........................................        58,272      51,904
Insurance reserves......................................................................        26,880      44,381
Long-term debt..........................................................................        55,000      55,000
                                                                                          ------------  ----------
      Total liabilities.................................................................       465,954     428,452
                                                                                          ------------  ----------

Contingent liabilities

Company-obligated manditorily redeemable convertible preferred securities of Fleetwood
  Capital Trust holding solely 6% convertible subordinated debentures of the Company....       287,500          --

Shareholders' equity:
    Preferred stock, $1 par value, authorized 10,000,000 shares, none outstanding.......            --          --
    Common stock, $1 par value, authorized 75,000,000 shares, outstanding 31,451,000 at
      April 26, 1998 and 35,747,000 at April 27, 1997...................................        31,451      35,747
    Capital surplus.....................................................................        54,340      37,684
    Retained earnings...................................................................       291,696     370,653
    Foreign currency translation adjustment.............................................        (1,759)     (1,163)
    Investment securities valuation adjustment..........................................           298         174
                                                                                          ------------  ----------
                                                                                               376,026     443,095
                                                                                          ------------  ----------
                                                                                          $  1,129,480  $  871,547
                                                                                          ------------  ----------
                                                                                          ------------  ----------

      The accompanying notes are an integral part of these balance sheets.

                          FLEETWOOD ENTERPRISES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                     YEARS ENDED APRIL
                                          ---------------------------------------
                                             1998          1997          1996
                                          -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income............................  $   108,545   $   124,830   $    79,609
  Adjustments to reconcile net income to
    net cash provided by operating
    activities:
    Depreciation expense................       27,538        25,581        25,857
    Amortization of intangibles and
      goodwill..........................          261         1,998         1,227
    Losses on sales of property, plant
      and equipment.....................          284           772         1,036
    Gain on sale of finance
      subsidiary........................           --       (33,891)           --
    Loss on disposition of European
      subsidiary........................           --            --        28,000
    Revaluation of real estate..........           --            --         4,106
    Changes in assets and liabilities-
      Increase in receivables...........      (14,303)       (7,705)      (21,170)
      (Increase) decrease in
        inventories.....................       (8,233)       (7,614)       77,394
      Increase in deferred tax
        benefits........................       (3,969)       (6,061)       (4,376)
      Increase in cash value of
        Company-owned life insurance....      (16,521)      (15,881)      (27,253)
      (Increase) decrease in other
        assets..........................      (12,952)        9,452           271
      Increase in accounts payable......       11,732         1,899         8,422
      Increase (decrease) in other
        liabilities.....................       25,770        (8,242)       11,142
                                          -----------   -----------   -----------
  Net cash provided by operating
    activities..........................      118,152        85,138       184,265
                                          -----------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of investment securities:
    Held-to-maturity....................   (6,785,086)   (4,666,426)   (4,148,530)
    Available-for-sale..................      (68,384)   (1,540,292)     (537,364)
  Proceeds from maturity of investment
    securities:
    Held-to-maturity....................    6,578,453     4,681,526     4,131,823
    Available-for-sale..................       15,480     1,461,573       201,425
  Proceeds from sale of
    available-for-sale investment
    securities..........................       54,626       263,202       173,799
  Purchases of property, plant and
    equipment...........................      (37,809)      (56,184)      (32,916)
  Proceeds from sales of property, plant
    and equipment.......................       11,107        18,087         2,076
  Investment in land held for sale......           --            --           (38)
  Change in net assets of discontinued
    operation...........................           --          (887)       (9,708)
  Proceeds from sale of finance
    subsidiary..........................           --       132,222            --
                                          -----------   -----------   -----------
  Net cash provided by (used in)
    investing activities................     (231,613)      292,821      (219,433)
                                          -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of Trust
    preferred securities................      287,500            --            --
  Cost of issuance of Trust preferred
    securities..........................       (8,048)           --            --
  Assumption of long-term debt..........           --            --        80,000
  Repayment of long-term debt...........           --       (25,000)           --
  Dividends to Common shareholders......      (23,744)      (24,408)      (27,551)
  Proceeds from exercise of stock
    options.............................       25,770         5,502         1,781
  Purchase of Common stock..............     (177,168)     (311,738)      (11,505)
                                          -----------   -----------   -----------
  Net cash provided by (used in)
    financing activities................      104,310      (355,644)       42,725
                                          -----------   -----------   -----------
Foreign currency translation
  adjustment............................         (596)         (217)       (1,175)
                                          -----------   -----------   -----------
Increase (decrease) in cash.............       (9,747)       22,098         6,382
Cash at beginning of year...............       37,890        15,792         9,410
                                          -----------   -----------   -----------
Cash at end of year.....................  $    28,143   $    37,890   $    15,792
                                          -----------   -----------   -----------
                                          -----------   -----------   -----------
Supplementary disclosures:
  Income taxes paid.....................  $    56,813   $    67,330   $    51,670
  Interest paid.........................        3,084         4,039         1,222
                                          -----------   -----------   -----------
                                          -----------   -----------   -----------

        The accompanying notes are an integral part of these statements.

                          FLEETWOOD ENTERPRISES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                             (AMOUNTS IN THOUSANDS)

                                        COMMON STOCK                                  FOREIGN     INVESTMENT
                                   ----------------------                            CURRENCY     SECURITIES        TOTAL
                                     NUMBER                 CAPITAL     RETAINED    TRANSLATION    VALUATION    SHAREHOLDERS'
                                   OF SHARES     AMOUNT     SURPLUS     EARNINGS    ADJUSTMENT    ADJUSTMENT       EQUITY
                                   ----------  ----------  ----------  -----------  -----------  -------------  -------------
BALANCE APRIL 30, 1995...........      46,062  $   46,062  $   41,561  $   519,941   $     229     $     350     $   608,143
ADD (DEDUCT)--
    Net income...................          --          --          --       79,609          --            --          79,609
    Cash dividends declared on
      Common stock...............          --          --          --      (27,551)         --            --         (27,551)
    Stock options exercised
      (including related tax
      benefits)..................         105         105       1,676           --          --            --           1,781
    Stock repurchased............        (527)       (527)       (479)     (10,499)         --            --         (11,505)
    Net adjustment from foreign
      currency translation.......          --          --          --           --      (1,175)           --          (1,175)
    Investment securities
      valuation adjustment.......          --          --          --           --          --          (165)           (165)
                                   ----------  ----------  ----------  -----------  -----------        -----    -------------
BALANCE APRIL 28, 1996...........      45,640      45,640      42,758      561,500        (946)          185         649,137
ADD (DEDUCT)--
    Net income...................          --          --          --      124,830          --            --         124,830
    Cash dividends declared on
      Common stock...............          --          --          --      (24,408)         --            --         (24,408)
    Stock options exercised
      (including related tax
      benefits)..................         393         393       5,109           --          --            --           5,502
    Stock repurchased............     (10,286)    (10,286)    (10,183)    (291,269)         --            --        (311,738)
    Net adjustment from foreign
      currency translation.......          --          --          --           --        (217)           --            (217)
    Investment securities
      valuation adjustment.......          --          --          --           --          --           (11)            (11)
                                   ----------  ----------  ----------  -----------  -----------        -----    -------------
BALANCE APRIL 27, 1997...........      35,747      35,747      37,684      370,653      (1,163)          174         443,095
ADD (DEDUCT)--
    Net income...................          --          --          --      108,545          --            --         108,545
    Cash dividends declared on
      Common stock...............          --          --          --      (23,744)         --            --         (23,744)
    Stock options exercised
      (including related tax
      benefits)..................         907         907      24,863           --          --            --          25,770
    Stock repurchased............      (5,203)     (5,203)     (8,207)    (163,758)         --            --        (177,168)
    Net adjustment from foreign
      currency translation.......          --          --          --           --        (596)           --            (596)
    Investment securities
      valuation adjustment.......          --          --          --           --          --           124             124
                                   ----------  ----------  ----------  -----------  -----------        -----    -------------
BALANCE APRIL 26, 1998...........      31,451  $   31,451  $   54,340  $   291,696   $  (1,759)    $     298     $   376,026
                                   ----------  ----------  ----------  -----------  -----------        -----    -------------
                                   ----------  ----------  ----------  -----------  -----------        -----    -------------

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

  (C) FOREIGN CURRENCY TRANSLATION:

    Exchange adjustments resulting from foreign currency transactions are recognized currently in income, whereas adjustments resulting from the translation of financial statements are reflected as a separate component of shareholders' equity. The assets and liabilities of the Canadian operation (which are not material) are translated to U.S. dollars at current exchange rates. Revenues and expenses are translated at the average exchange rates for the year. Gains or losses on foreign currency transactions in fiscal years 1998, 1997 and 1996 were not material.

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

  (F) DEPRECIATION:

    Depreciation is provided using straight-line or accelerated methods based on the following estimated useful lives:

    - Buildings and improvements--10-40 years

    - Machinery and equipment--3-15 years

  (G) WARRANTY COSTS AND DEALER VOLUME REBATES:

    Estimated costs related to product warranties and dealer volume rebates are accrued at the time products are sold.

                          FLEETWOOD ENTERPRISES, INC.

  (H) RESEARCH AND DEVELOPMENT COSTS AND ADVERTISING EXPENSE:

    The Company follows the policy of charging research and development costs against income in the periods incurred. Expenditures for product research and development activities were $16.8 million in 1998, $17.2 million in 1997 and $19.2 million in 1996. Advertising expenditures, which were not material in any of the periods presented, were also charged against income in the periods incurred.

  (I) EARNINGS PER SHARE:

    The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," in fiscal year 1998. The Consolidated Statements of Income reflect both basic and diluted earnings per share as required by SFAS
128. See additional information in Note 14.

  (J) ACCOUNTING PERIOD:

    The Company's fiscal year ends on the last Sunday in April. The year-ending dates for the past three fiscal years were April 26, 1998, April 27, 1997 and April 28, 1996, respectively.

  (K) CASH FLOW STATEMENTS:

    For purposes of these statements, cash includes cash on hand and cash in banks in demand deposit accounts.

  (L) INSURANCE RESERVES:

    Insurance reserves primarily represent estimated liabilities for products liability and workers' compensation claims. Workers' compensation reserves mainly consist of estimated case reserves on known claims, as well as a factor for incurred, but not reported claims. Products liability reserves include both case reserves on known claims as well as estimated liabilities for claims which have not been reported. Products reserves include estimated amounts for unpaid claims and claim adjustment expenses, which are based on historical experience and independent actuarial calculations.

  (M) USE OF ESTIMATES:

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

(2) SUPPLEMENTAL INFORMATION ON INSURANCE AND REAL ESTATE SUBSIDIARIES

    The insurance subsidiary was formed primarily for the purpose of insuring products liability risks of the parent company and its subsidiaries. The real estate subsidiaries were formed for the purposes of participating in site-built housing construction or in the development of planned communities using manufactured housing. As of April 26, 1998, the investment in real estate consisted of raw land, and there

                          FLEETWOOD ENTERPRISES, INC.

were no real estate development activities in process. Condensed financial information for these subsidiaries, excluding intercompany eliminations, is as follows:

                                                     1998     1997     1996
                                                    -------  -------  -------
                                                     (AMOUNTS IN THOUSANDS)
Insurance subsidiary:
    Investments...................................  $51,482  $53,620  $73,488
    Other assets..................................   10,197    3,429    6,023
    Reserves for losses...........................   26,339   43,332   46,839
    Other liabilities.............................   12,919    9,137    8,821
    Net premiums..................................    2,524    8,384   10,813
    Underwriting income...........................   23,780    8,603    5,844
    Investment income.............................    3,610    5,458    6,336
    Net income....................................   17,468    9,929    7,688
Real estate subsidiaries:
    Land..........................................  $ 2,800  $ 2,800  $ 2,800
    Other assets..................................    1,078    1,082    2,860
    Notes payable-parent company..................       --       --      795
    Loss on revaluation of land...................       --       --   (4,106)
    Net loss......................................       (5)     (22)  (2,421)

(3) INVESTMENTS

    The Company has a cash management program which provides for the investment of excess cash balances primarily in short-term money market instruments and intermediate-term debt instruments. Investments consist of time deposits, U.S. Treasury obligations, tax-exempt instruments and other non-equity type investments stated at cost, which approximates market.

    FAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," requires that all applicable investments be classified as trading securities, available-for-sale securities or held-to-maturity securities. The Company did not have any investments classified as trading securities during the periods presented. The statement further requires that held-to-maturity securities be reported at amortized cost and available-for-sale securities be reported at fair value, with unrealized gains and losses excluded from earnings but reported in a separate component of shareholders' equity (net of the effect of income taxes) until they are sold. At the time of sale, any gains or losses, calculated by the specific identification method, will be recognized as a component of operating results.

                          FLEETWOOD ENTERPRISES, INC.

    The following is a summary of investment securities as of April 26, 1998 and April 27, 1997:

                                                                            GROSS        GROSS      ESTIMATED
                                                              AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                                                                COST        GAINS        LOSSES       VALUE
                                                              ---------   ----------   ----------   ---------
                                                                          (AMOUNTS IN THOUSANDS)
APRIL 26, 1998
AVAILABLE-FOR-SALE SECURITIES:
U.S. Treasury securities and obligations of U.S. government
  agencies..................................................  $ 13,671       $ 82         $  5      $ 13,748
U.S. corporate securities...................................    41,244        229           71        41,402
Foreign government obligations..............................     3,136         10            1         3,145
Other debt securities.......................................     2,221         54           --         2,275
                                                              ---------     -----        -----      ---------
                                                              $ 60,272       $375         $ 77      $ 60,570
                                                              ---------     -----        -----      ---------
                                                              ---------     -----        -----      ---------
APRIL 27, 1997
AVAILABLE-FOR-SALE SECURITIES:
U.S. Treasury securities and obligations of U.S. government
  agencies..................................................  $ 26,092       $  3         $367      $ 25,728
Foreign government obligations..............................     1,846         27           --         1,873
Other debt securities.......................................    34,056        551           40        34,567
                                                              ---------     -----        -----      ---------
                                                              $ 61,994       $581         $407      $ 62,168
                                                              ---------     -----        -----      ---------
                                                              ---------     -----        -----      ---------

    The amortized cost and estimated fair value of the securities at April 26, 1998, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

                                                                          FAIR
                                                                COST     VALUE
                                                              --------  --------
                                                                 (AMOUNTS IN
                                                                  THOUSANDS)
APRIL 26, 1998
AVAILABLE-FOR-SALE:
Due in one year or less.....................................  $ 38,946  $ 38,910
Due after one year through five years.......................    13,377    13,549
Due after five years through ten years......................     7,949     8,111
                                                              --------  --------
                                                              $ 60,272  $ 60,570
                                                              --------  --------
                                                              --------  --------
HELD-TO-MATURITY:
All due in one year or less.................................  $217,009  $217,009
                                                              --------  --------
                                                              --------  --------

    Investment income for fiscal years 1998, 1997 and 1996 consisted of the following (amounts in thousands):

                                                                          1998        1997        1996
                                                                        --------    --------    --------
Interest income......................................................   $ 12,407    $ 11,939    $ 11,824
Gross realized gains.................................................        284       1,077       2,476
Gross realized losses................................................         (4)       (461)         (8)
Investment management fees...........................................       (145)       (257)       (260)
                                                                        --------    --------    --------
                                                                        $ 12,542    $ 12,298    $ 14,032
                                                                        --------    --------    --------
                                                                        --------    --------    --------

                          FLEETWOOD ENTERPRISES, INC.

(4) DISCONTINUED OPERATIONS

    In May 1996, the Company completed the sale of Fleetwood Credit Corp., a wholly owned RV finance subsidiary, to Associates First Capital Corporation. Under the terms of the agreement, Associates acquired all of the outstanding stock of Fleetwood Credit Corp. for $156.6 million (before income taxes) in cash. As part of the transaction, Fleetwood and Associates entered into an agreement to assure long-term cooperation between the parties and to facilitate wholesale and retail financing for Fleetwood dealers and customers.

    Income from the discontinued operation of the finance company was $887,000 in 1997 and $9,708,000 in 1996, net of income taxes of $511,000 and $6,786,000, respectively. The gain on the sale of the finance subsidiary recorded in 1997 was $33,891,000, which is net of $19,607,000 for income taxes.

(5) PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment is stated at cost and consists of the following:

                                                            1998          1997
                                                         ----------    ----------
                                                          (AMOUNTS IN THOUSANDS)
Land..................................................   $   17,304    $   18,464
Buildings and improvements............................      291,075       301,354
Machinery and equipment...............................      132,428       125,889
Idle facilities, net of accumulated depreciation......       20,784         5,886
                                                         ----------    ----------
                                                            461,591       451,593
Less accumulated depreciation.........................     (184,380)     (173,262)
                                                         ----------    ----------
                                                         $  277,211    $  278,331
                                                         ----------    ----------
                                                         ----------    ----------

    Idle facilities include closed plants and certain other properties which are not in current use by the Company. There were six idle plant facilities at the end of 1998 and four idle plant facilities at the end of 1997. During the year, one idle facility was activated, two others were sold and four existing facilities were inactivated. Also, one new facility was constructed and was not opened as planned.

    The carrying value of idle facilities was $20,784,000 at April 26, 1998 and $5,886,000 at April 27, 1997, net of accumulated depreciation of $8,881,000 and $2,716,000, respectively. In the opinion of management, the carrying values of idle facilities are not in excess of net realizable value.

(6) LONG-TERM DEBT

    On April 22, 1996, the Company assumed from the discontinued finance subsidiary $80,000,000 in notes payable to The Prudential Insurance Company of America. The debt is subject to certain financial covenants as defined in the loan agreement. One $25,000,000 note matured and was paid off on schedule in August 1996. The other two notes have floating interest rates and mature in November 2001 and June 2005. The floating rates are based on the three-month LIBOR rate. Interest expense on these notes totaled $3.6 million for fiscal 1998, $4.0 million in fiscal 1997 and $89,000 in fiscal 1996.

                                                 AMOUNTS          CURRENT
                  MATURITY                    (IN THOUSANDS)   INTEREST RATE
--------------------------------------------  --------------   -------------
Due in 2001.................................     $30,000          6.246%
Due in 2005.................................      25,000          6.226
                                                 -------
                                                 $55,000
                                                 -------
                                                 -------

                          FLEETWOOD ENTERPRISES, INC.

(7) CONVERTIBLE TRUST PREFERRED SECURITIES

    On February 10, 1998, Fleetwood Capital Trust, a Delaware business trust wholly owned by the Company (the Trust), completed a $287.5 million private placement of 5,750,000 shares of 6% Convertible Trust Preferred Securities (the Securities) with a liquidation value of $50 per security. The combined proceeds from the issuance of the Securities and the purchase by the Company of the common securities of the Trust were invested by the Trust in 6% convertible subordinated debentures in the aggregate principal amount of $296.4 million, due February 15, 2028 (the Debentures), issued by the Company. The Debentures are the sole assets of the Trust and eliminate in consolidation.

    Distributions on the Securities are cumulative and will be paid quarterly in arrears at an annual rate of 6%. The Company has guaranteed, on a subordinated basis, distributions and other payments on the Securities. The Company has the option to defer payment of the distributions for an extended period of up to 20 consecutive quarters, so long as the Company is not in default in the payment of interest on the Debentures.

    The Securities are convertible, at the option of the holder, at any time at the rate of 1.02627 shares of Fleetwood Common stock (i.e., a conversion price of $48.72 per Common share), subject to adjustment in certain circumstances. The Debentures will be redeemable in whole or in part, at the option of the Company, on or after February 15, 2001, at a price equal to 103.75 percent of the principal amount plus accrued and unpaid interest, declining annually to par if redeemed on or after February 15, 2006. The Securities are subject to mandatory redemption to the extent of any early redemption of the Debentures and upon maturity of the Debentures on February 15, 2028.

(8) RETIREMENT AND DEFERRED COMPENSATION PLANS

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

                                             QUALIFIED   NON-QUALIFIED
                                               PLANS         PLANS        TOTAL
                                             ---------   -------------   -------
                                                   (AMOUNTS IN THOUSANDS)
1998.......................................   $ 20,400      $3,045       $23,445
1997.......................................     21,244       2,081        23,325
1996.......................................     18,756       1,984        20,740

    In addition to non-qualified retirement plans, the Company has a deferred compensation plan that allows for the voluntary deferral of a portion of managers' compensation. Participant balances in the various non-qualified plans are credited with interest at a rate set at the discretion of the Company which, for the three years ended April 1998, was the prime rate as published by a major U.S. bank. To enhance security for the benefits payable under these plans, the Company has established a "Rabbi Trust," funded with Company-owned life insurance (COLI) policies on the lives of participants. The assets of the trust are not generally available to the Company or its creditors except in the event of the Company's insolvency. COLI premium payments to the trust were $15.8 million in 1998, $15.8 million in 1997 and $27.6 million in 1996. The total liability for benefits accrued under the non-qualified plans at the end of 1998 and 1997 totaled $58.3 million and $51.9 million, respectively. The cash values of the related trust assets reflected in the accompanying balance sheets were $63.4 million and $46.8 million, respectively, at those same dates.

                          FLEETWOOD ENTERPRISES, INC.

(9) INCOME TAXES

    The provision for income taxes for each of the three years in the period ended April 26, 1998 is summarized below:

                                                      1998     1997     1996
                                                    --------  -------  -------
                                                      (AMOUNTS IN THOUSANDS)
Current:
  U.S. Federal....................................  $ 55,982  $51,729  $36,779
  Foreign.........................................     1,888    1,020    1,034
  State...........................................    12,503   10,310    8,106
                                                    --------  -------  -------
                                                      70,373   63,059   45,919
                                                    --------  -------  -------
Deferred, principally Federal:
  Insurance reserves..............................    (7,182)   3,053   (2,561)
  Other...........................................     3,213   (9,114)  (1,815)
                                                    --------  -------  -------
                                                      (3,969)  (6,061)  (4,376)
                                                    --------  -------  -------
                                                    $ 66,404  $56,998  $41,543
                                                    --------  -------  -------
                                                    --------  -------  -------

    The provision for income taxes computed by applying the Federal statutory rate to income before taxes is reconciled to the actual provisions for fiscal years 1998, 1997 and 1996 as follows:

                                                                   1998             1997             1996
                                                              ---------------  ---------------  ---------------
                                                               AMOUNT     %     AMOUNT     %     AMOUNT     %
                                                              --------  -----  --------  -----  --------  -----
                                                                           (AMOUNTS IN THOUSANDS)
Income before provision for income taxes:
    U.S. Federal............................................  $171,938   98.3% $144,813   98.5% $114,400  103.1%
    Foreign.................................................     3,011    1.7     2,237    1.5    (3,407)  (3.1)
                                                              --------  -----  --------  -----  --------  -----
                                                              $174,949  100.0% $147,050  100.0% $110,993  100.0%
                                                              --------  -----  --------  -----  --------  -----
                                                              --------  -----  --------  -----  --------  -----
Computed statutory tax......................................  $ 61,232   35.0% $ 51,468   35.0% $ 38,848   35.0%
State income taxes, net.....................................     7,468    4.3     6,209    4.2     5,755    5.2
Tax-exempt income...........................................        --     --      (240)   (.1)     (333)   (.3)
Other items, net............................................    (2,296)  (1.3)     (439)   (.3)   (2,727)  (2.5)
                                                              --------  -----  --------  -----  --------  -----
                                                              $ 66,404   38.0% $ 56,998   38.8% $ 41,543   37.4%
                                                              --------  -----  --------  -----  --------  -----
                                                              --------  -----  --------  -----  --------  -----

    The components of the Company's deferred income tax benefits (liabilities) as of April 26, 1998 and April 27, 1997 were as follows:

                                                               1998     1997
                                                              -------  -------
                                                                (AMOUNTS IN
                                                                 THOUSANDS)
Insurance reserves..........................................  $16,063  $23,245
Deferred compensation.......................................   22,437   20,243
Product warranty reserves...................................   20,237   18,781
Dealer volume rebates.......................................    5,741    5,238
Depreciation................................................   (2,336)  (3,075)
Other financial accruals....................................   13,112    6,853
                                                              -------  -------
                                                              $75,254  $71,285
                                                              -------  -------
                                                              -------  -------

    The net deferred tax asset summarized above is considered realizable; however, the amount could be reduced if tax rates are reduced in the future.

                          FLEETWOOD ENTERPRISES, INC.

(10) OTHER CURRENT LIABILITIES

    Other current liabilities consist of the following:

                                                                         1998        1997
                                                                      ----------  ----------
                                                                      (AMOUNTS IN THOUSANDS)
Dividends payable to shareholders...................................  $    5,335  $    5,716
Dealer volume rebates...............................................      25,630      21,322
Product warranty reserves...........................................      52,232      48,291
Other...............................................................      40,889      27,964
                                                                      ----------  ----------
                                                                      $  124,086  $  103,293
                                                                      ----------  ----------
                                                                      ----------  ----------

(11) FAIR VALUE OF FINANCIAL INSTRUMENTS

    The Company has estimated the fair value of its financial instruments in compliance with Financial Accounting Standard No. 107, "Disclosure About Fair Value of Financial Instruments." The estimates were made as of April 26, 1998 based on relevant market information. Financial instruments include cash, investments, debt and convertible preferred securities. See Note 3 regarding discussion on investments. The estimated fair value of financial instruments and the valuation techniques used to estimate the fair value were as follows (amounts in thousands):

                                                                           APRIL 26, 1998
                                                                       -----------------------
                                                                                    ESTIMATED
                                                                       BOOK VALUE   FAIR VALUE
                                                                       -----------  ----------
Cash.................................................................   $  28,143   $   28,143
Long-term debt.......................................................      55,000       55,000
Convertible preferred securities.....................................     287,500      287,500

    CASH:  The fair value approximates book value.

    TERM DEBT AND CONVERTIBLE PREFERRED SECURITIES: The fair values of term debt and convertible preferred securities were estimated based on a present value discounted cash flow analysis using rates the Company would have to pay currently to acquire similar financing for similar remaining terms.

(12) CONTINGENT LIABILITIES

    As is customary in the manufactured housing and recreational vehicle industries, the Company is contingently liable at April 26, 1998 under the terms of repurchase agreements with many financial institutions providing inventory financing for retailers of the Company's products. The contingent liability under these agreements approximates the amount financed, reduced by the resale value of any products which may be repurchased, and the risk of loss is spread over numerous retailers and financial institutions. Losses under these agreements have not been significant in the past.

                          FLEETWOOD ENTERPRISES, INC.

(13) RESULTS BY QUARTER (UNAUDITED)

    The unaudited results by quarter for fiscal years 1998 and 1997 are shown below:

                                                                     FIRST       SECOND      THIRD       FOURTH
FISCAL YEAR ENDED APRIL 1998:                                       QUARTER     QUARTER     QUARTER     QUARTER
-----------------------------------------------------------------  ----------  ----------  ----------  ----------
                                                                    (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
Revenues.........................................................  $  728,454  $  769,089  $  710,620  $  842,404
Operating income.................................................      49,074      44,450      32,073      44,598
Income before taxes..............................................      50,344      45,862      34,664      44,079
Net income for basic earnings per share..........................      30,942      28,124      21,149      28,330
Net income for diluted earnings per share........................      30,942      28,124      21,149      30,829
Earnings per share:
  Basic..........................................................  $      .86  $      .78  $      .58  $      .88
  Diluted........................................................         .84         .77         .57         .81
Weighted average Common shares:
  Basic..........................................................      35,843      35,948      36,256      32,313
  Diluted........................................................      36,668      36,514      36,884      37,859

                                                                     FIRST       SECOND      THIRD       FOURTH
FISCAL YEAR ENDED APRIL 1997:                                       QUARTER     QUARTER     QUARTER     QUARTER
-----------------------------------------------------------------  ----------  ----------  ----------  ----------
                                                                    (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
Revenues.........................................................  $  751,245  $  748,780  $  627,961  $  746,440
Operating income.................................................      44,678      40,927      21,265      32,689
Income before taxes..............................................      48,602      42,376      22,681      33,391
Income from continuing operations................................      29,332      25,772      13,779      21,169
Income from discontinued operations..............................      34,778          --          --          --
Net income.......................................................      64,110      25,772      13,779      21,169
Earnings per share from continuing operations:
  Basic..........................................................  $      .65  $      .70  $      .39  $      .59
  Diluted........................................................         .64         .68         .38         .58
Earnings per share from discontinued operations (Note):
  Basic..........................................................  $      .78          --          --          --
  Diluted........................................................         .76          --          --          --
Total earnings per share:
  Basic..........................................................  $     1.43  $      .70  $      .39  $      .59
  Diluted........................................................        1.40         .68         .38         .58
Weighted average Common shares:
  Basic..........................................................      44,854      36,606      35,562      35,675
  Diluted........................................................      45,916      37,837      36,556      36,357

Note: The first quarter amount is different from the total for the fiscal year because of the accretive effect of approximately 13 cents per share due to share repurchases in the first half of fiscal 1997.

(14) EARNINGS PER SHARE

    Basic earnings per share is computed by dividing income available to Common stockholders by the weighted average number of Common shares outstanding. Diluted earnings per share includes the effect of potential shares outstanding from dilutive stock options and dilutive preferred securities. After-tax distributions on preferred securities are added to net income to arrive at earnings used in the diluted

                          FLEETWOOD ENTERPRISES, INC.

earnings per share calculation. The table below shows the calculation components of earnings per share from continuing operations for both basic and diluted earnings per share.

                                                        1998                   1997                  1996
                                                ---------------------  --------------------  --------------------
                                                            WEIGHTED              WEIGHTED              WEIGHTED
                                                             AVERAGE               AVERAGE               AVERAGE
                                                  INCOME     SHARES     INCOME     SHARES     INCOME     SHARES
                                                ----------  ---------  ---------  ---------  ---------  ---------
                                                                     (AMOUNTS IN THOUSANDS)
Basic earnings per share......................  $  108,545     35,090  $  90,052     38,238  $  69,901     45,856
Effect of dilutive securities:
  Stock options...............................          --        627         --        924         --        613
  Preferred securities........................       2,499      1,216         --         --         --         --
                                                ----------  ---------  ---------  ---------  ---------  ---------
Diluted earnings per share....................  $  111,044     36,933  $  90,052     39,162  $  69,901     46,469
                                                ----------  ---------  ---------  ---------  ---------  ---------
                                                ----------  ---------  ---------  ---------  ---------  ---------

(15) STOCK-BASED INCENTIVE COMPENSATION PLANS

    Under the Company's 1992 Stock-Based Incentive Compensation Plan, stock options may be granted to officers and other key employees of the Company for the purchase of up to 4,900,000 shares of the Company's Common stock. Expiration dates for the options may not exceed ten years from the date of grant. A similar plan adopted in 1982 expired in June 1992; however, exercisable options representing 122,800 shares still remain outstanding at April 26, 1998. Under a separate plan for non-employee directors adopted during fiscal 1993, up to 100,000 shares have been authorized for distribution of options. Automatic grants are made annually under this plan. The Company accounts for these plans under the provisions of APB Opinion 25, under which no compensation cost is recognized for stock option grants as the options are granted at fair market value at date of grant.

    Had compensation costs for these plans been determined consistent with Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                                      1998        1997       1996
                                                                   ----------  ----------  ---------
                                                                         (AMOUNTS IN THOUSANDS
                                                                        EXCEPT PER SHARE DATA)
Net income:                     As reported......................  $  108,545  $  124,830  $  79,609
                                Pro forma........................     106,014     122,241     78,301

Diluted earnings per share:     As reported......................  $     3.01  $     3.19  $    1.71
                                Pro forma........................        2.87        3.12       1.69

    Because the SFAS No. 123 method of accounting has not been applied to options granted prior to May 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

                          FLEETWOOD ENTERPRISES, INC.

    The following is a summary of the stock option activity (including those from the expired plan) for employees and non-employee directors for fiscal years 1998, 1997 and 1996.

                                                    1998                     1997                     1996
                                           -----------------------  -----------------------  -----------------------
                                                        WTD. AVG.                WTD. AVG.                WTD. AVG.
                                                        EXERCISE                 EXERCISE                 EXERCISE
                                             SHARES       PRICE       SHARES       PRICE       SHARES       PRICE
                                           ----------  -----------  ----------  -----------  ----------  -----------
Outstanding at beginning of year.........   2,606,524   $   19.95    2,531,224   $   17.47    2,293,366   $   16.20
Granted..................................     481,300       28.10      476,400       28.27      343,658       25.72
Exercised................................    (907,400)      18.72     (392,600)      14.45     (105,800)      18.43
Forfeited................................     (17,000)      27.46       (8,500)      28.38           --          --
                                           ----------  -----------  ----------  -----------  ----------  -----------
Outstanding at end of year...............   2,163,424   $   22.19    2,606,524   $   19.95    2,531,224   $   17.47
                                           ----------  -----------  ----------  -----------  ----------  -----------
                                           ----------  -----------  ----------  -----------  ----------  -----------
Exercisable at end of year...............   1,976,224   $   21.62    2,523,624   $   19.65    2,148,224   $   16.18
                                           ----------  -----------  ----------  -----------  ----------  -----------
                                           ----------  -----------  ----------  -----------  ----------  -----------
Weighted average fair value of options
  granted................................               $    9.01                $    9.30                $    8.10
                                                       -----------              -----------              -----------
                                                       -----------              -----------              -----------

    The 2,163,424 options outstanding at April 26, 1998 have exercise prices ranging from $8.06 to $32.94, with an average exercise price of $22.19 and a weighted average remaining contractual life of 6.8 years.

    The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in fiscal years 1998, 1997 and 1996, respectively: risk-free interest rates of 6.0 percent, 6.0 percent and 5.6 percent; an expected dividend yield of 3.0 percent, 2.5 percent and 2.5 percent; expected lives of six, seven and five years; and, expected volatility of 34 percent, 35 percent and 31 percent.

(16) STOCKHOLDER RIGHTS PLAN

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

(17) CHANGE IN ESTIMATE OF INSURANCE RESERVES

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

                          FLEETWOOD ENTERPRISES, INC.

(18) INDUSTRY SEGMENT INFORMATION

    The Company conducts manufacturing operations principally in two industries--manufactured housing and recreational vehicles. On a smaller scale, the Company operates supply companies which provide fiberglass parts, lumber and other wood components to its primary businesses, while also generating outside sales. Manufacturing operations are conducted in the United States and to a much lesser extent in Canada. The operations of the Company's wholly owned insurance and real estate subsidiaries have been included in the "Corporate and Other" category because the impact on consolidated operating income is not material. Operating profit is total revenue less cost of sales and operating expenses. None of the following items have been included in the computation of operating profit for the individual operating segments: corporate expenses, non-operating income and expenses and income taxes. Identifiable assets are those assets used in the operation of each industry segment. Corporate assets primarily consist of cash, investments, deferred tax benefits, cash value of Company-owned life insurance, other assets and idle facilities. Information with respect to industry segments as of April 26, 1998, April 27, 1997 and April 28, 1996, and for each of the years then ended is set forth as follows:

                                                                                          ADJUSTMENTS
                                    MANUFACTURED   RECREATIONAL    SUPPLY     CORPORATE       AND
                                       HOUSING       VEHICLES    OPERATIONS   AND OTHER   ELIMINATIONS     TOTAL
                                    -------------  ------------  -----------  ----------  ------------  ------------
                                                                 (AMOUNTS IN THOUSANDS)
1998
Operating revenues................   $ 1,487,650   $  1,518,163   $  44,754   $    2,524   $   (2,524)  $  3,050,567
Operating profit (loss)...........        75,896         76,809      15,437        2,053           --        170,195
Identifiable assets...............       286,308        308,420      35,985      498,767           --      1,129,480
Depreciation......................        14,195          9,029       2,134        2,180           --         27,538
Capital expenditures..............        12,127         18,968       1,338        5,376           --         37,809

1997
Operating revenues................   $ 1,426,940   $  1,395,163   $  52,323   $    8,384   $   (8,384)  $  2,874,426
Operating profit (loss)...........        72,980         77,641       2,170      (13,232)          --        139,559
Identifiable assets...............       286,081        280,345      39,551      265,570           --        871,547
Depreciation......................        12,628          8,774       2,070        2,109           --         25,581
Capital expenditures..............        40,444          8,868       2,156        4,716           --         56,184

1996
Operating revenues................   $ 1,443,016   $  1,317,494   $  48,767   $   10,811   $  (10,811)  $  2,809,277
Operating profit (loss)...........       106,433         34,086       2,971      (11,958)          --        131,532
Identifiable assets...............       249,734        269,804      42,862      546,754         (222)     1,108,932
Depreciation......................        11,370         10,132       1,905        2,450           --         25,857
Capital expenditures..............        19,161         10,732       1,185        1,838           --         32,916

ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE MATTERS

    None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information regarding directors and executive officers as required by
Item 401 of Regulation S-K is set forth in Part I of this report under the caption "Executive Officers of the Company" and on page three of the Company's proxy statement which will be filed with the Securities and Exchange Commission not later than 120 days after April 26, 1998, and by this reference is incorporated herein.

ITEM 11. MANAGEMENT REMUNERATION AND TRANSACTIONS

    The information required by Item 402 of Regulation S-K is set forth under the caption "Executive Compensation" in the Company's proxy statement which will be filed with the Securities and Exchange Commission not later than 120 days after April 26, 1998, and by this reference is incorporated herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by Item 403 of Regulation S-K is set forth under the captions "Director and Officer Stock Ownership" and "Stock Ownership of Certain Beneficial Owners" in the Company's proxy statement which will be filed with the Securities and Exchange Commission not later than 120 days after April 26, 1998, and by this reference is incorporated herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information regarding certain relationships and related transactions as required by Item 404 of Regulation S-K, if any, is set forth in the Company's proxy statement which will be filed with the Securities and Exchange Commission not later than 120 days after April 26, 1998, and by this reference is incorporated herein.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                        PAGE
                                                                      REFERENCE
                                                                      ---------
(a)  Financial Statements
     (1)  Financial Statements included in Part II of this report:
          Report of Independent Public Accountants                         24
          Consolidated Statements of Income for each of the three
            years in the period ended April 26, 1998                       25
          Consolidated Balance Sheets at April 26, 1998 and April          26
            27, 1997
          Consolidated Statements of Cash Flows for each of the
            three years in the period ended April 26, 1998                 27
          Consolidated Statements of Changes in Shareholders' Equity
            for each of the three years in the period ended April          28
            26, 1998
          Notes to Consolidated Financial Statements                       29
     (2)  Financial Statement Schedules
          Financial statement schedules not filed have been omitted for the reason that the required information is shown in the financial statements or notes thereto, the amounts involved are not significant, or the required matter is not present.
     (3)  Exhibits and Index to Exhibits*:
           3.  (a)  Restated Certificate of Incorporation.
               (b)  Amendment to Restated Certificate of
                    Incorporation.
               (c)  Restated Bylaws of the Company.
           4. (a) Rights Agreement dated November 10, 1988, between the Company and the First National Bank of Boston used in connection with a stockholder rights plan.
               (b)  Certificate of Designation, Preferences and
                    Rights of Series A Junior Participating
                    Preferred Stock filed November 23, 1988.
               (c)  Amended and Restated Declaration of Trust of
                    Fleetwood Capital Trust dated as of February 10,
                    1998, by and among Fleetwood and individual trustees of the Trust.
               (d) Indenture dated as of February 10, 1998, by and between Fleetwood and The Bank of New York, as
                    Trustee, used in connection with Fleetwood's 6%
                    Convertible Subordinated Debentures due 2028.
               (e)  Registration Rights Agreement dated February 10,
                    1998, by and among Fleetwood Capital Trust,
                    Fleetwood and PaineWebber Incorporated.
               (f)  Preferred Securities Guarantee Agreement dated
                    as of February 10, 1998, by and between
                    Fleetwood and The Bank of New York, as preferred guarantee trustee.
           9.  Not applicable.
          10.  Material Contracts.
               (a) Form of employment agreement between the Company and each of its officers.
               (b)  Amended and Restated Deferred Compensation Plan.
               (c)  Amended and Restated Supplemental Benefit Plan.
               (d)  Amended and Restated Long-Term Incentive
                    Compensation Plan.
               (e)  1982 Stock Option Plan.

                                                                        PAGE
                                                                      REFERENCE
                                                                      ---------
               (f)  Amended and Restated Benefit Restoration Plan.
               (g)  Dividend Equivalent Plan.
               (h) Amended and Restated 1992 Stock-Based Incentive Compensation Plan.
               (i)  The 1992 Non-Employee Director Stock Option
                    Plan.
               (j)  Senior Executive Incentive Compensation Plan.
               (k)  Operating Agreement between Fleetwood
                    Enterprises, Inc. and Fleetwood Credit Corp.
          11.  Not applicable.
          12.  Not applicable.
          13.  Not applicable.
          18.  Not applicable.
          19.  Not applicable.
          21.  Subsidiaries of the Registrant.
          22.  Not applicable.
          23.  Consent of independent public accountants.
          24.  Not applicable.
          27.  Not applicable.
(b)  Reports on Form 8-K
     On February 19, 1998, the Company filed a report on Form 8-K regarding two public announcements. The first related to completion of a $287.5 million private placement of convertible preferred securities. The second announcement covered the Company's plan to acquire HomeUSA, Inc. and the modification of its retail venture with Pulte Corporation.

---------

   *These documents were included with previous filings as shown below and are hereby incorporated by reference:

Item 3(a):     Filed with the Company's 10-K Annual Report for the year ended
               April 28, 1985.
Items 3(b)
 and 3(c):     Filed with the Company's 10-K Annual Report for the year ended
               April 26, 1987.
Items 4(a)
 and 4(b):     Filed with the Company's report on Form 8-K on November 10, 1988.
Items 4(c),
 4(d), 4(e)
 and 4(f):     Incorporated by reference to Exhibits 4.2, 4.3, 4.4 and 4.5 to the Company's Registration Statement on Form S-3, Commission File
               No. 333-51873
Item 10(a):    Filed with the Company's 10-K Annual Report for the year ended
               April 26, 1992.
Items 10(b),
 10(c),
 10(d),
 10(f) and
 10(h):        Filed with the Company's 10-K Annual Report for the year ended
               April 28, 1996.
Item 10(e):    Filed with the Company's 10-K Annual Report for the year ended
               April 26, 1987.
Item 10(g):    Filed with the Company's 10-K Annual Report for the year ended
               April 29, 1990.
Item 10(i):    Filed with the Company's 10-K Annual Report for the year ended
               April 26, 1992.
Item 10(j):    Filed with the Company's 10-K Annual Report for the year ended
               April 24, 1994.
Item 10(k):    Filed with the Company's report on Form 8-K on June 7, 1996.

                                   SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                               FLEETWOOD ENTERPRISES, INC.
                                                        REGISTRANT

                                          BY        /S/ PAUL M. BINGHAM

                                           -------------------------------------
                                                      PAUL M. BINGHAM
                                               SENIOR VICE PRESIDENT-FINANCE

Date: July 16, 1998

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

          SIGNATURE                         TITLE                     DATE
------------------------------  ------------------------------  ----------------

     /s/ GLENN F. KUMMER        Chairman of the Board and          July 16, 1998
------------------------------    Chief Executive Officer
       GLENN F. KUMMER

     /s/ NELSON W. POTTER       President, Chief Operating         July 16, 1998
------------------------------    Officer and Director
       NELSON W. POTTER

     /s/ PAUL M. BINGHAM        Chief Financial Officer and        July 16, 1998
------------------------------    Principal Accounting Officer
       PAUL M. BINGHAM

    /s/ DOUGLAS M. LAWSON       Director                           July 16, 1998
------------------------------
      DOUGLAS M. LAWSON

     /s/ WALTER F. BERAN        Director                           July 16, 1998
------------------------------
       WALTER F. BERAN

    /s/ THOMAS A. FUENTES       Director                           July 16, 1998
------------------------------
      THOMAS A. FUENTES

      /s/ JAMES L. DOTI         Director                           July 16, 1998
------------------------------
        JAMES L. DOTI