Form 10-Q
period 1998-07-26
FLEETWOOD ENTERPRISES INC/DE/
filed 1998-08-31
CIK 314132

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, DC   20549


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

     X              OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended July 26, 1998


                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)


______              OF THE SECURITIES EXCHANGE ACT OF 1934


       For the transition period from ___________ to ___________


                       Commission File Number 1-7699


                       FLEETWOOD ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)

     Delaware                           95-1948322
_______________________           ___________________________________
(State or other jurisdiction of (I.R.S. Employer Identification Number) incorporation or organization)

3125 Myers Street, Riverside, California 	92503-5527
_____________________________________________________________________
(Address of principal executive offices)		(Zip code)


Registrant's telephone number, including area code (909)  351-3500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


	Yes	   X   	No _____

Indicate the number of shares outstanding of each of the issuer's classes of Common stock as of the close of the period covered by this report.

       Class                         Outstanding at July 26, 1998
_________________________           ______________________________

Common stock, $1 par value          32,034,309   shares

Preferred share purchase rights         --

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

     Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. In the Company's opinion, the statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the periods ending July 26, 1998 and July 27, 1997, and the balances as of July 26, 1998 and April 26, 1998. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the board of directors and shareholders of Fleetwood Enterprises, Inc.:


     We have reviewed the accompanying condensed consolidated balance sheet of FLEETWOOD ENTERPRISES, INC. (a Delaware Corporation) and subsidiaries as of July 26, 1998, and the related condensed consolidated statements of income for the thirteen-week periods ended July 26, 1998 and July 27, 1997, respectively, the condensed consolidated statements of cash flows for the thirteen-week periods ended July 26, 1998 and July 27, 1997, and the condensed statement of changes in shareholders' equity for the thirteen-week period ended July 26, 1998 in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Fleetwood Enterprises, Inc. and subsidiaries.

     A review of interim financial information consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Fleetwood Enterprises, Inc. and subsidiaries as of April 26, 1998, and the related consolidated statements of income, cash flows and changes in shareholders' equity for the year then ended (not presented herein), and, in our report dated June 22, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of April 26, 1998, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                          ARTHUR ANDERSEN LLP



Orange County, California
August 25, 1998

              FLEETWOOD ENTERPRISES  INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF INCOME (CONDENSED)
              (Amounts in thousands except per share data)
                            (UNAUDITED)

                                      13 Weeks Ended    13 Weeks Ended
                                      July 26, 1998     July 27, 1997
Net sales:
  Manufacturing                            $839,761        $728,454
  Retail                                      1,878              --
  Less:  intercompany                        (1,484)             --
                                            -------        --------
                                            840,155         728,454

Cost of products sold                       666,365         594,785
                                            -------        --------
  Gross profit                              173,790         133,669

Operating expenses                          123,539          84,595
                                            -------        --------
  Operating income                           50,251          49,074

Other income (expense):
  Investment income                           5,095           2,293
  Interest expense                             (868)           (879)
  Distribution on preferred securities       (4,380)             --
  Other                                        (125)           (144)
                                             ------          ------
                                               (278)          1,270
                                             -------         ------

Income before provision for income taxes     49,973          50,344

Provision for income taxes                  (19,748)        (19,402)
                                           --------        --------
Net income                                 $ 30,225        $ 30,942
                                           ========        ========
Net income per Common share:
  Basic EPS                                    $.96            $.86
  Diluted EPS                                   .86             .84
                                           ========        ========

Dividends declared per share of Common
  stock outstanding                            $.18            $.17
                                           ========        ========
Weighted average Common shares:
  Basic                                      31,621          35,843
  Diluted                                    38,242          36,668
                                           ========        ========


See accompanying notes to financial statements.

              FLEETWOOD ENTERPRISES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                             JULY 26,1998
                             (UNAUDITED)
                         (Amounts in thousands)



Net income                                          $30,225
                                                    -------

Other comprehensive income, net of tax:
  Foreign currency translation adjustments, net
    of income taxes of $631                           ( 756)
  Unrealized loss on securities, net of income
    taxes of $64                                       (110)
                                                    -------

Other comprehensive income                             (866)
                                                    -------
Comprehensive income                                $29,384
                                                    =======



See accompanying notes to financial statements.


            FLEETWOOD ENTERPRISES  INC. AND SUBSIDIARIES
              CONSOLIDATED BALANCE SHEETS (CONDENSED)

                     ASSETS                 (Amounts in thousands)
                                        July 26, 1998   April 26, 1998
Current assets:                                (Unaudited)
  Cash                                    $   30,306     $   28,143
  Marketable investments                     303,764        255,919
  Receivables                                196,882        195,388
  Inventories                                178,668        153,746
  Deferred tax benefits - current             32,441         30,212
  Other current assets                        26,544         19,443
                                            --------      ---------
    Total current assets                     768,605        682,851

Property, plant and equipment                277,255        277,211
Marketable investments maturing after
  one year                                    20,429         21,660
Deferred tax benefits                         47,322         45,042
Cash value of Company-owned life insurance    63,827         63,355
Goodwill and intangible assets                63,156         13,745
Other assets                                  21,257         25,616
                                             -------      ---------
                                          $1,261,851     $1,129,480
                                          ==========     ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                       $   123,653    $   118,481
  Employee compensation and benefits          74,090         74,435
  Federal and state taxes on income           31,952          8,800
  Other liabilities                          180,086        124,086
                                          ----------     ----------
    Total current liabilities                409,781        325,802

Deferred compensation and benefits            62,752         58,272
Insurance reserves                            27,276         26,880
Long-term debt                                55,000         55,000

Company-obligated mandatorily redeemable convertible preferred securities of Fleetwood Capital Trust holding solely 6% convertible
subordinated debentures of the Company       287,500        287,500

Contingent liabilities

Shareholders' equity:
  Preferred stock, $1 par value, authorized 10,000,000 shares, none outstanding
  Common stock, $1 par value, authorized
    75,000,000 shares, outstanding 32,034,000 at July 26, 1998
    and 31,451,000 at April 26, 1998          32,034        31,451
  Capital surplus                             73,680        54,340
  Retained earnings                          316,155       291,696
  Accumulated other comprehensive
    income (loss)                             (2,327)       (1,461)
                                            --------      --------
                                             419,542       376,026
                                            --------      --------
                                          $1,261,851    $1,129,480
                                          ==========    ==========
           See accompanying notes to financial statements.
[/TABLE]

                   FLEETWOOD ENTERPRISES  INC.
            CONSOLIDATED STATEMENTS OF CASH FLOWS (CONDENSED)
                      (UNAUDITED)
                  (Amounts in thousands)

                                                 13 Weeks      13 Weeks
                                                  Ended         Ended
                                                 July 26,      July 27,
                                                  1998          1997
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                       $30,225       $30,942
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation expense                             6,703        6,761
  Amortization of intangibles and goodwill            65           65
  Losses on sales of property, plant and equipment   125          144
  Non-recurring insurance gain                        --      (16,180)
  Changes in assets and liabilities:
    (Increase) decrease in receivables             1,948       (3,552)
    (Increase) decrease in inventories             5,707      (15,439)
    (Increase) decrease in deferred tax benefits  (4,509)       2,947
    Increase in cash value of Company-owned
      life insurance                                (472)        (143)
    Increase in goodwill and intangible assets    (8,919)          --
    Decrease in other assets                      (2,180)      (3,962)
    Increase in accounts payable                   2,127        2,358
    Increase in employee compensation and benefits 4,135        1,892
    Increase in Federal and state income taxes    23,152       12,297
    Increase in other liabilities                 23,308       10,773
                                                 -------      -------
Net cash provided by operating activities         81,415       28,903
                                                 -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities:
  Held-to-maturity                            (1,600,835)  (1,550,024)
  Available-for-sale                             (24,578)      (3,839)
Proceeds from maturity of investment securities:
  Held-to-maturity                             1,554,921    1,507,950
  Available-for-sale                              12,990          --
Proceeds from sale of available-for-sale
  investment securities                           10,778        2,716
Acquisition of retail companies, net of $1,262
  cash acquired                                  (22,218)          --
Purchases of property, plant and equipment        (3,831)      (8,403)
                                                 -------       ------
Net cash used in investing activities            (72,773)     (51,600)
                                                 -------      -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends to shareholders                         (5,766)      (6,101)
Proceeds from exercise of stock options               43        6,534
                                                 -------      -------
Net cash provided by (used in)
  financing activities                            (5,723)         433
                                                 -------      -------
Foreign currency translation adjustment             (756)         406
                                                 -------      -------
Increase (decrease) in cash                        2,163      (21,858)
Cash at beginning of period                       28,143       37,890
                                                  ------       ------
Cash at end of period                            $30,306      $16,032
                                                 =======      ======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:

  Cash paid during the period for -
  Interest                                        $5,349         $884
  Income taxes                                     2,130        1,094
                                                ========        =====
DETAILS OF ACQUISITIONS:
  Fair value of assets                           $79,493          --
  Liabilities assumed                             36,133          --
                                                --------        ------
  Acquisitions price                              43,360          --
  Less cash acquired                              (1,262)         --
  Less Common stock issued for acquisitions      (19,880)         --
                                                 -------        ------
  Net cash paid for acquisitions                 $22,218          --
                                                 =======        ======
NON-CASH FINANCING ACTIVITIES:
  Common stock issued for acquisitions           $19,880          --
                                                 =======       =======

See accompanying notes to financial statements.

          FLEETWOOD ENTERPRISES  INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF CHANGES
            IN SHAREHOLDERS' EQUITY (CONDENSED)
                   (UNAUDITED)
                 (Amounts in thousands)



                                                    Accumulated
                                                     Other
               Common Stock                          Compre-    Total
             Number              Capital  Retained  hensive Shareholders'
              of Shares  Amount  Surplus  Earnings  Income    Equity

Balance April 26,
 1998         31,451    $31,451   $54,340  $291,696  $(1,461)  $376,026

 Add (deduct) -

 Net income      --        --        --      30,225      --      30,225

  Other comprehensive
    income       --        --        --         --      (866)      (866)

  Cash dividends
   declared on
   Common stock  --        --        --     (5,766)       --     (5,766)

  Stock options exercised
   (including related tax
    benefits)     1         1        42        --         --         43

  Stock issued for
   acquisitions 582       582    19,298        --         --     19,880
               ----      ----    ------     ------      -----    ------
Balance July 26,
   1998      32,034   $32,034   $73,680   $316,155   $(2,327)  $419,542
             ======   =======   =======   ========   =======   ========

See accompanying notes to financial statements



            FLEETWOOD ENTERPRISES, INC. AND SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     JULY 26, 1998


1)  Reference to Annual Report

    Reference is made to the Notes to Consolidated Financial Statements included in the Company's Form 10-K annual report for the year ended April 26, 1998.

2)  Industry Segment Information

    Information with respect to industry segments for the periods ending July 26, 1998 and July 27, 1997 is shown below (amounts in thousands):

                                          13 Weeks Ended    13 Weeks Ended
                                           July 26, 1998     July 27, 1997
OPERATING REVENUES:

Manufactured housing -
  Manufacturing                             $400,412           $366,649
  Less:  intercompany                         (1,484)                --
                                            --------             ------
                                             398,928            366,649
  Retail                                       1,878                 --
                                            --------            -------
                                             400,806            366,649

Recreational vehicles                        428,766            350,693
Supply operations                             10,583             11,112

                                            $840,155           $728,454
                                            ========           ========

OPERATING INCOME:

Manufactured housing                         $25,496           $ 15,830
Housing - retail                              (1,094)                --
Recreational vehicles                         26,637             16,113
Supply operations                              3,583              3,392
Corporate and other*                          (4,371)            13,739**
                                              ------           --------
                                             $50,251           $ 49,074
                                             =======           ========

*   Including adjustments and eliminations.
**  Includes non-recurring insurance gain of $16.2 million.

3)  Earnings Per Share

    Basic earnings per share is computed by dividing income available to Common stockholders by the weighted average number of Common shares outstanding. Diluted earnings per share includes the effect of potential shares outstanding from dilutive stock options and dilutive preferred securities. After-tax distributions on preferred securities are added to net income to arrive at earnings used in the diluted earnings per share calculation. The table below shows the calculation components of earnings per share for both basic and diluted earnings per share (amounts in thousands):

                                 13 Weeks Ended    13 Weeks Ended
                                  July 26, 1998     July 27, 1997

                                        Weighted             Weighted
                                        Average              Average
                                Income   Shares     Income   Shares
    Basic earnings per share	$30,225	  31,621    $30,942  35,843
    Effect of dilutive securities:
      Stock options                  --      720         --     825
      Preferred securities	  2,781	    5,90         --	--
    Diluted earnings per share	$33,006   38,242    $30,942  36,668
                                =======  ======     =======  ======

4)   Accumulated Other Comprehensive Income Balances

    The Company has adopted SFAS 130 "Reporting Comprehensive Income" which establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. The following reflects the activity in the accumulated other comprehensive income balance for the period (amounts in thousands):

                             Foreign        Unrealized  Accumulated Other
                             Currency        Gains on    Comprehensive
                              Items         Securities      Income
    Beginning balance       $(1,759)           $298        $(1,461)
    Current period change      (756)           (110)          (866)

    Ending balance          $(2,515)           $188        $(2,327)
                            =======            ====        =======


FLEETWOOD ENTERPRISES  INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Amounts in thousands)

The following is an analysis of changes in key items included in the consolidated statements of income for the 13-week period ended July 26, 1998 compared to the 13-week period ended July 27, 1997.

                                               Thirteen Weeks Ended
                                                  July 26, 1998

                                                 Increase      %
                                                (Decrease)    Change

Sales                                            $111,701     15.3%
Cost of products sold                              71,580     12.0

  Gross profit                                     40,121     30.0

Selling expenses                                   16,089     34.3
General and administrative expenses                22,855*    60.7

Operating expenses                                 38,944*    46.0

  Operating income                                  1,177*     2.4

Other income (expense)                             (1,548)  (121.9)

Income before taxes                                  (371)     (.7)

Provision for income taxes                            346      1.8

Net income                                       $    (717)    (2.3)%
                                                 =========    =====

 [/TABLE]

* Prior year included $16.2 million non-recurring insurance gain which reduced operating costs and increased operating income. Excluding the insurance gain from prior year results, percentage increases would have been 12.4% for general and administrative expenses 22.6% for operating expenses and 52.8% for operating income.


Current Quarter Compared to Same Quarter Last Year

Consolidated Results:

Net income for the first quarter of fiscal 1999 was $30.2 million or 86 cents per share on a diluted basis compared to $30.9 million or 84 cents per diluted share a year ago. Prior year earnings included a non-recurring gain of $10.4 million or 28 cents per share from certain insurance transactions. Excluding the insurance gain from prior year results, earnings per share improved 54% as a result of operating gains from both manufactured housing and recreational vehicles.

In last year's first quarter, the Company recorded a change in estimate of products liability insurance reserves and concurrently lowered its self-insured retention (i.e. deductible) by placing a portion of its insurance risk in the commercial insurance market. The net effect of these actions was an increase in operating income of $16.2 million and an improvement to net earnings of $10.4 million or 28 cents per share.

Higher sales of both manufactured housing and recreational vehicles led to a 15% increase in consolidated revenues to a record $840.2 million from $728.5 million in last year's first quarter.

Both of the Company's core manufacturing businesses posted strong earnings gains for the quarter primarily as a result of record sales and improved operating efficiencies. Gross profit margin for fiscal 1999 rose to 20.7% from 18.4% last year as both housing and recreational vehicles experienced margin improvements.

Operating expenses rose 46.0% to $123.5 million, and also increased as a percentage of sales from 11.6% to 14.7%. Excluding the effect of the non-recurring $16.2 million insurance gain from prior year results, operating expenses were up 23% from an adjusted $100.8 million and 13.8% of sales last year. As a percentage of sales, selling expenses were up from 6.4% a year ago to 7.5%, while general and administrative expenses, adjusted to exclude the insurance gain, declined from 7.4% to 7.2% this year. Selling expenses increased 34% to $63.0 million, primarily reflecting higher costs for advertising, sales compensation and product warranty and service. General and administrative expenses, as adjusted, were up 12% to $60.5 million, reflecting higher management incentive compensation stemming from improved profits.

Non-operating items totaled a loss of $278,000 in the July quarter compared to income of $1.3 million a year ago. The loss resulted from the $4.4 million distribution on convertible preferred securities, which included amortization of related underwriting costs. Income from investments of $5.1 million was more than double last year's $2.3 million, largely due to the significantly higher cash balances that were available for investment this year. The large balance of invested funds this year mainly resulted from a combination of cash flow from operations, proceeds from the convertible preferred securities offering and the exercise of stock options.

The effective income tax rate rose to 39.5% in the first quarter compared to 38.5% a year ago due to an increase in state tax accruals. Last year, the reinsurance gain was taxed at a lower rate for state tax purposes versus a typically higher rate for manufacturing income.

Manufactured Housing:

Manufactured housing revenues rose nine percent to a record $398.9 million on a five percent gain in unit sales to 17,158 homes. A higher mix of multi-section homes, which rose from 55% to 56% of sales, resulted in a six percent increase in sections and a higher realization per home sold.

First quarter operating income increased 61% from $15.8 million to $25.5 million, and also rose as a percentage of sales from 4.3% to 6.4%. The higher profits resulted from higher sales volume, along with improved gross profit margins due to selling price increases and lower material costs.

Recreational Vehicles:

Recreational Vehicle sales in the first quarter surged 22% to a record $428.8 million compared to $350.7 million in last year's first period. A rising RV market and Fleetwood market share gains led to the strong sales
performance.   Motor home sales increased 25% to $259.4 million, which
represented the highest first quarter revenues ever recorded by the motor home division. This reflects a 14% increase in motor home shipments to 3,780 units. Both towable divisions produced record first quarter sales with travel trailer sales rising 17% to $139.9 million and folding trailer revenues increasing 23% to $29.5 million. Healthy unit volume gains were posted by both towable divisions, with travel trailers rising 19% to 10,153 and folding trailers up 13% to 5,324.

RV operating income climbed 65% to $26.6 million as a result of the
increase in sales and higher gross margins.   As a percentage of sales,
operating income rose to 6.2% from 4.6% a year ago. RV results were particularly driven by improved profitability from the Company's motor home division which made a significant recovery from operational difficulties encountered last year in connection with a plant production realignment initiative. All three RV divisions, however, produced better margins than were experienced last year, primarily as a result of productivity gains and raw material cost reductions.

Supply Operations:

The Company's supply group recorded sales of $10.6 million in the July quarter compared to $11.1 million in last year's similar period.
Operating income increased six percent to $3.6 million, despite the decline in outside sales.

Retail Housing Operations:

The Company's retail housing division posted first quarter sales of $1.9 million generated from three sales centers owned and operated during the quarter. Fleetwood's previously announced acquisition of HomeUSA, Inc., the nation's largest independent retailer of manufactured homes, was completed on August 10, 1998, and thus, didn't have an impact on first quarter results. This acquisition, combined with five smaller acquisitions completed since June 1998, resulted in the Company having a total of 116 retail sales centers nationwide as of August 31, 1998 and an estimated full-year sales volume of more than $380 million. Some portion of future manufactured housing revenues will be eliminated in consolidation because homes sold by Fleetwood manufacturing centers to Company-owned retailers cannot be recognized as sales on a consolidated basis until homes are sold at retail. Based on the fact that the majority of retail sales are expected to be Fleetwood product, the Company estimates that approximately 50% of incremental retail volume will be eliminated in consolidation against future manufacturing revenues. For financial reporting purposes, the retail division is on a calendar quarter basis. Accordingly, none of the five smaller acquisitions had any income statement impact in the Company's first quarter, despite the fact that the investment was included in the July 1998 balance sheet.

Liquidity and Capital Resources

The Company generally relies upon internally generated cash flows to satisfy working capital needs and to fund capital expenditures. Cash generated from operations improved to $81.4 million compared to $28.9 million last year as a result of profitable operations and a reduction in working capital investment.

Cash totaling $22.2 million was used for the acquisition of five retail housing companies during the first quarter. This was in addition to $19.9 million in Common stock issued as part of the consideration. The retail acquisitions resulted in some significant changes in assets and liabilities as of July 26, 1998, which included $30.6 million for inventories, $40.5 million for goodwill and $28.7 million for floor plan financing liability.

Cash outlays in the current year included $5.8 million in dividends to shareholders and $3.8 million for capital expenditures. This compares with $6.1 million and $8.4 million, respectively, last year.

Year 2000 Compliance

The Company is dependent on a cluster of centralized computers to provide data in support of vital company-wide operational and accounting functions. Many of the computer routines used to generate this data were programmed in-house, following the common practice of using only two digits to designate a year. As a consequence, as we approach the year 2000, programs with date-related logic would not be able to distinguish between the years 1900 and 2000, potentially causing software and hardware to fail, generate erroneous calculations or present information in an unusable form. In recognition of this potential, the Company launched a "Year 2000" conversion project in February 1996 to correct and fully test all offending computer code by mid-1998. At this date, the project is substantially complete and in a testing phase. It is expected that all systems will be Year 2000 compliant and operational by the early part of calendar 1999. Given these efforts, management does not anticipate any appreciable impact on company operations consequent to the use of the Company's computer systems in the new millennium. The estimated amount the Company plans to spend on the year 2000 project will not have a material effect on results of operations, liquidity and capital resources.

Other

The Financial Accounting Standards Board ("FASB") Statement No. 130, "Reporting Comprehensive Income," was adopted by the Company in the first quarter. This statement establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. FASB Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information," was also adopted this quarter. This statement establishes standards for the way that companies report information about operating segments in annual financial statements, and requires that companies report selected information about operating segments in interim financial reports issued to shareholders.


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

August 31, 1998

FLEETWOOD ENTERPRISES, INC.
CONSOLIDATED FINANCIAL INFORMATION
FINANCIAL DATA SCHEDULE

[SROS]        NYSE
[SROS]        PCX