Form 10-Q
period 1998-10-25
FLEETWOOD ENTERPRISES INC/DE/
filed 1998-12-01
CIK 314132

FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, DC   20549


                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

     X              OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 25, 1998


                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)


______            OF THE SECURITIES EXCHANGE ACT OF 1934


            For the transition period from ___________ to ___________


                     Commission File Number 1-7699


                 FLEETWOOD ENTERPRISES, INC.
             (Exact name of registrant as specified in its charter)

    Delaware                        95-1948322
_______________________________     _________________________________
(State or other jurisdiction of    (I.R.S. Employer Identification Number)
incorporation or organization)

3125 Myers Street, Riverside, California        92503-5527
______________________________________________________________________
(Address of principal executive offices)         (Zip code)


Registrant's telephone number, including area code   (909) 351-3500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


	Yes	   X   	No _____

Indicate the number of shares outstanding of each of the issuer's classes of Common stock as of the close of the period covered by this report.

         Class                      Outstanding at October 25, 1998
_______________________             _____________________________

Common stock, $1 par value          34,709,980  shares

Preferred share purchase rights           --


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

    Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. In the Company's opinion, the statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the periods ending October 25, 1998 and October 26, 1997, and the balances as of October 25, 1998 and April 26, 1998. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the board of directors and shareholders of Fleetwood Enterprises, Inc.:


    We have reviewed the accompanying condensed consolidated balance sheet of FLEETWOOD ENTERPRISES, INC. (a Delaware Corporation) and subsidiaries as of October 25, 1998, and the related condensed consolidated statements of income for the thirteen and twenty-six week periods ended October 25, 1998 and October 26, 1997, respectively, the condensed consolidated statements of cash flows for the twenty-six week periods ended October 25, 1998 and October 26, 1997, and the condensed consolidated statement of changes in shareholders' equity for the twenty-six week period ended October 25, 1998. These financial statements are the responsibility of the company's management.

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


                                     ARTHUR ANDERSEN LLP



Orange County, California
November 23, 1998

               FLEETWOOD ENTERPRISES  INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF INCOME (CONDENSED)
              (Amounts in thousands except per share data)
                            (UNAUDITED)

                           13 Weeks   13 Weeks    26 Weeks    26 Weeks
                           Ended      Ended       Ended       Ended
                           Oct. 25,   Oct. 26,    Oct. 25,    Oct. 26,
                           1998       1997        1998        1997
Net sales:
  Manufacturing           $853,481    $769,089    $1,693,242  $1,497,543
  Retail                    87,001          --        88,879          --
  Less:  intercompany      (42,642)         --       (44,126)         --
                          --------    --------    ----------  ----------
                           897,840     769,089     1,737,995   1,497,543

Cost of products sold      702,942     617,909     1,369,307   1,212,694
                          --------     -------     ---------   ---------

  Gross profit             194,898     151,180       368,688     284,849

Operating expenses         140,037     106,730       263,576     191,325
                           -------    --------      --------   ---------
  Operating income          54,861      44,450       105,112      93,524

Other income (expense):
  Investment income          4,111       2,580         9,206       4,873
  Interest on long-term
    debt                      (924)       (895)       (1,792)     (1,774)
  Interest on inventory
    floor plan financing    (1,642)         --        (1,642)         --
  Distribution on preferred
    securities              (4,380)         --        (8,760)         --
  Other                        (77)       (273)         (202)       (417)
                            -------     -------       -------    -------
                            (2,912)      1,412        (3,190)      2,682
                            -------     -------       -------    -------
Income before provision for
  income taxes              51,949      45,862       101,922      96,206

Provision for income taxes (20,838)    (17,738)      (40,586)    (37,140)
                           -------    --------       --------   --------

Net income                 $31,111     $28,124       $61,336     $59,066
                           =======     =======       =======     =======

Net income per Common share:
  Basic EPS                   $.92        $.78         $1.87       $1.65
  Diluted EPS                  .84         .77          1.70        1.61
                           =======     =======       =======     =======

Weighted average Common shares:
  Basic                     33,896      35,948        32,759      35,896
  Diluted                   40,257      36,514        39,274      36,584
                           =======     =======       =======     =======

Dividends declared per share of
  Common stock outstanding    $.18        $.17          $.36        $.34
                           =======     =======       =======     =======



See accompanying notes to financial statements.

              FLEETWOOD ENTERPRISES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                               (UNAUDITED)
                         (Amounts in thousands)


                         13 Weeks   13 Weeks     26 Weeks   26 Weeks
                          Ended      Ended       Ended      Ended
                         Oct. 25,   Oct. 26,     Oct. 25,   Oct. 26,
                         1998       1997         1998       1997

Net income               $31,111    $28,124      $61,336    $59,066
                         -------    -------      -------    -------

Other comprehensive income (loss):
  Foreign currency translation adjustment-
    Amount before income
     taxes                (1,020)     (172)       (2,357)       547
    Income taxes             444        75         1,025       (238)
                         -------    ------        ------    -------
    Net of income taxes     (576)      (97)       (1,332)       309
                         -------    ------        ------    --------

  Unrealized loss on securities-
    Amount before income
     taxes                (1,316)      (52)       (1,498)       655
    Income taxes             480        19           553       (239)
                         -------    ------        ------     -------
    Net of income taxes     (836)      (33)         (945)       416
                         -------   -------        ------     -------
                          (1,412)     (130)       (2,277)       725
                         -------   -------        ------     -------
Comprehensive income     $29,699   $27,994       $59,059     $59,791
                         =======   =======       =======     =======

See accompanying notes to financial statements.

FLEETWOOD ENTERPRISES  INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS (CONDENSED)
                                (Unaudited)

                     ASSETS                 (Amounts in thousands)
                                          October 25,     April 26,
                                            1998              1998
Current assets:
  Cash                                    $   35,226     $   28,143
  Marketable investments                     219,298        255,919
  Receivables                                219,118        195,388
  Inventories                                232,985        153,746
  Deferred tax benefits - current             33,281         30,212
  Other current assets                        29,712         19,443
                                            --------      ---------
    Total current assets                     769,620        682,851

Property, plant and equipment                287,135        277,211
Marketable investments maturing after
  one year                                    21,055         21,660
Deferred tax benefits                         50,865         45,042
Cash value of Company-owned life insurance    64,299         63,355
Goodwill and intangible assets               225,227         13,745
Other assets                                  36,576         25,616
                                             -------      ---------
                                          $1,454,777     $1,129,480
                                          ==========     ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                        $  134,168     $  118,481
  Employee compensation and benefits          81,920         74,435
  Federal and state taxes on income           10,723          8,800
  Retail flooring liability                   84,870             --
  Other current liabilities                  169,911        124,086
                                          ----------     ----------
    Total current liabilities                481,592        325,802

Deferred compensation and
  retirement benefits                         66,764         58,272
Insurance reserves                            27,861         26,880
Long-term debt                                55,000         55,000

Company-obligated mandatorily redeemable
  convertible preferred securities of
  Fleetwood Capital Trust holding solely
  6% convertible subordinated debentures
  of the Company                             287,500        287,500

Contingent liabilities

Shareholders' equity:
  Preferred stock, $1 par value, authorized 10,000,000 shares,
    none outstanding                              --            --
  Common stock, $1 par value, authorized
    75,000,000 shares, outstanding 34,710,000 at
    October 25, 1998 and 31,451,000 at
    April 26, 1998                            34,710         31,451
  Capital surplus                            185,526         54,340
  Retained earnings                          319,562        291,696
  Accumulated other comprehensive
    income (loss)                             (3,738)        (1,461)
                                            --------       --------
                                             536,060        376,026
                                            --------       --------
                                          $1,454,777     $1,129,480
                                          ==========     ==========
           See accompanying notes to financial statements.

                FLEETWOOD ENTERPRISES  INC.
            CONSOLIDATED STATEMENTS OF CASH FLOWS (CONDENSED)
                      (UNAUDITED)
                  (Amounts in thousands)

                                                 26 Weeks      26 Weeks
                                                  Ended         Ended
                                                 October 25,  October 26,
                                                  1998          1997
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                       $61,336       $59,066
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation expense                            13,237        13,581
  Amortization of intangibles and goodwill           998           130
  Losses on sales of property, plant and equipment   202           417
  Non-recurring insurance gain                        --       (16,180)
  Changes in assets and liabilities:
    (Increase) decrease in receivables            (8,459)        5,602
    (Increase) decrease in inventories             7,709        (2,564)
    (Increase) decrease in deferred tax benefits (10,215)        1,504
    Increase in cash value of Company-owned
      life insurance                                (944)         (286)
    Increase in goodwill and intangible assets    (9,044)         (479)
    Increase in other assets                      (5,065)       (4,183)
    Increase (decrease) in accounts payable       (2,752)       10,868
    Increase in employee compensation
      and benefits                                15,977        10,068
    Increase in Federal and state income taxes     1,923           614
    Increase in other liabilities                 43,624        13,744
                                                 -------      --------
Net cash provided by operating activities        108,527        91,902
                                                 -------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities:
  Held-to-maturity                            (3,040,240)   (3,533,322)
  Available-for-sale                             (49,090)      (10,443)
Proceeds from maturity of investment securities:
  Held-to-maturity                             3,068,084     3,444,498
  Available-for-sale                              36,888         2,853
Proceeds from sale of available-for-sale
  investment securities                           20,639         7,492
Acquisition of retail companies, net of $7,630
  cash acquired                                 (107,782)          --
Purchases of property, plant and equipment, net   (9,727)      (13,675)
                                                 -------       -------
Net cash used in investing activities            (81,228)     (102,597)
                                                 -------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends to shareholders                        (12,027)      (12,212)
Proceeds from exercise of stock options           16,831         7,431
Repurchase of Common stock                       (23,688)           --
                                                 -------      --------
Net cash used in financing activities            (18,884)       (4,781)
                                                 -------      --------
Foreign currency translation adjustment           (1,332)          309
                                                 -------      --------
Increase (decrease) in cash                        7,083       (15,167)
Cash at beginning of period                       28,143        37,890
                                                  ------       -------
Cash at end of period                            $35,226       $22,723
                                                 =======      ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:

  Cash paid during the period for -
  Interest                                        $7,998        $1,776
  Income taxes                                    46,952        31,673
                                                ========        ======
DETAILS OF ACQUISITIONS:
  Fair value of assets                          $341,762          --
  Liabilities assumed                            106,491          --
                                                --------        ------
  Acquisitions price                             235,271          --
  Less cash acquired                              (7,630)         --
  Less Common stock issued for acquisitions     (119,859)         --
                                                 -------        ------
  Net cash paid for acquisitions                $107,782          --
                                                 =======        ======
NON-CASH FINANCING ACTIVITIES:
  Common stock issued for acquisitions          $119,859          --
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

               FLEETWOOD ENTERPRISES  INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF CHANGES
            IN SHAREHOLDERS' EQUITY (CONDENSED)
                   (UNAUDITED)
                 (Amounts in thousands)

                                                  Accumulated
                                                     Other
               Common Stock                          Compre-    Total
             Number              Capital  Retained  hensive Shareholders'
              of Shares  Amount  Surplus  Earnings  Income    Equity

Balance April 26,
 1998          31,451   $31,451   $54,340  $291,696  $(1,461)  $376,026

 Add (deduct) -

 Net income       --        --        --     61,336      --      61,336

 Other comprehensive
    income        --        --        --         --   (2,277)    (2,277)

 Cash dividends
   declared on
   Common stock   --        --        --    (12,027)      --    (12,027)

 Stock options exercised
   (including related tax
    benefits)     873       873    15,958      --         --     16,831

 Stock
   repurchased   (718)     (718)   (1,527)  (21,443)      --    (23,688)

 Stock issued for
   acquisitions 3,104     3,104   116,755       --         --   119,859
               ------     -----   -------    ------     -----    -------
Balance October 25,
   1998        34,710   $34,710  $185,526   $319,562  $(3,738) $536,060
               ======   =======   =======   ========  =======  ========

See accompanying notes to financial statements



            FLEETWOOD ENTERPRISES, INC. AND SUBSIDIARIES

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                OCTOBER 25, 1998


1)  Reference to Annual Report

    Reference is made to the Notes to Consolidated Financial Statements included in the Company's Form 10-K annual report for the year ended April 26, 1998.

2)  Industry Segment Information

    Information with respect to industry segments for the periods ending October 25, 1998 and October 26, 1997 is shown below:

                           13 Weeks    13 Weeks     26 Weeks   26 Weeks
                            Ended        Ended       Ended     Ended
                           Oct. 25,    Oct. 26,     Oct. 25,   Oct. 26,
                           1998        1997         1998       1997
                           --------    ---------    ---------  --------
    OPERATING REVENUES:

    Manufactured housing -
     Manufacturing         $409,608     $390,652    $  810,020  $  757,301
     Retail                  87,001           --        88,879         --
     Less:  intercompany    (42,642)          --       (44,126)        --
                           --------     --------      ---------  --------
                            453,967      390,652       854,773     757,301
                           --------     --------      --------    --------

    Recreational vehicles   432,709      366,654       861,475     717,347
    Supply operations        11,164       11,783        21,747      22,895
                           --------     --------     --------    ---------
                           $897,840     $769,089    $1,737,995  $1,497,543
                           ========     ========    ==========  ==========

    OPERATING INCOME:

    Manufactured housing    $20,834*     $25,309       $46,330*    $41,139
    Housing - retail          2,960           --         1,866          --
    Recreational vehicles    30,253       17,944        56,890      34,057
    Supply operations         4,113        3,860         7,696       7,252
    Corporate and other      (3,299)      (2,663)       (7,670)     11,076**
                            -------      -------       -------     -------
                            $54,861      $44,450      $105,112     $93,524
                            =======      =======      ========     =======

    *     After $5,173 deduction for intercompany profit in inventory elimination.
    **    Includes non-recurring insurance gain of $16.2 million.

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

                             13 Weeks Ended         13 Weeks Ended
                             October 25, 1998       October 26, 1997

                                     Weighted               Weighted
                                      Average                Average
                             Income   Shares         Income  Shares
    Basic earnings per
     share                   $31,111   33,896       $28,124  35,948
    Effect of dilutive securities:
     Stock options                --      460            --     566
     Preferred securities      2,780    5,901            --      --
                             -------   ------       -------  ------
    Diluted earnings per
     share                   $33,891   40,257       $28,124  36,514
                             =======   ======       =======  ======

                             26 Weeks Ended         26 Weeks Ended
                             October 25, 1998       October 26, 1997

                                      Weighted               Weighted
                                      Average                Average
                             Income   Shares         Income  Shares
    Basic earnings per
     share                   $61,336   32,759       $59,066  35,896
    Effect of dilutive securities:
     Stock options                --      614            --     688
     Preferred securities      5,561    5,901            --      --
                             -------   ------       -------  ------
    Diluted earnings per
     share                   $66,897   39,274       $59,066  36,584
                             =======   ======       =======  ======

4)  Accumulated Other Comprehensive Income Balances

    The Company has adopted SFAS 130 "Reporting Comprehensive Income" which establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. The following reflects the activity in the accumulated other comprehensive income balance for the period (amounts in thousands):

                           Foreign         Unrealized   Accumulated Other
                           Currency        Gains on      Comprehensive
                            Items          Securities   Income (loss)

    Beginning balance      $(1,759)        $ 298          $(1,461)
    Current period change   (1,332)         (945)          (2,277)
                           -------         -----          -------

    Ending balance         $(3,091)        $(647)         $(3,738)
                           =======         =====          =======


5)  Accounting Period

   The Company's fiscal quarters end in July, October, January and April. Although the second fiscal quarter ended on October 25, 1998, the Company has included in its consolidated financial statements the results of Fleetwood Retail Corp. (FRC), its wholly owned housing retail subsidiary, through September 30, 1998. FCR follows a calendar quarter accounting period.

FLEETWOOD ENTERPRISES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Amounts in thousands)

The following is an analysis of changes in key items included in the consolidated statements of income for the 13-week and 26-week periods ended October 25, 1998.

                                   13 Weeks Ended         26 Weeks Ended
                                  October 25, 1998       October 25, 1998

                                  Increase      %       Increase      %
                                 (Decrease)   Change   (Decrease)   Change

Sales                            $128,751      16.7%    $240,452     16.1%
Cost of products sold              85,033      13.8      156,613     12.9
                                 --------      ----     --------     ----
  Gross profit                     43,718      28.9       83,839     29.4

Selling expenses                   20,959      41.9       37,048     38.2
General and administrative
  expenses                         12,348      21.8       35,203     37.3
                                 --------      ----     --------     ----

Operating expenses                 33,307      31.2       75,251     37.8
                                 --------      ----     --------     ----

  Operating income                 10,411      23.4       11,588     12.4

Other income (expense)             (4,324)   (306.2)      (5,872)  (218.9)

Income before taxes                 6,087      13.3        5,716      5.9

Provision for income taxes          3,100      17.5        3,446      9.3

Net income                         $2,987      10.6%      $2,270      3.8%
                                 ========      ====      =======      ===


* Prior year's first quarter included $16.2 million non-recurring insurance gain which reduced operating costs and increased operating income. Excluding the insurance gain from prior year results, percentage increases would have been 17.2% for general and administrative expenses, 27.0% for operating expenses and 35.9% for operating income.

Current Quarter Compared to Same Quarter Last Year

Consolidated Results:

Net income for the second quarter increased 11% to $31.1 million compared to $28.1 million last year, and diluted earnings per share rose 9% to 84 cents from 77 cents a year ago. The earnings gain primarily reflects higher recreational vehicle profits, mainly driven by improved motor home results.

Record second quarter revenues for both manufactured housing and recreational vehicles, along with the addition of retail housing sales, led to a 17% increase in revenues to $897.8 million from $769.1 million last year.

Manufacturing operating margin was significantly higher because of a 69% gain in RV group operating profit. A strong performance by the Company's motor home division, which was struggling a year ago with a plant production realignment initiative, led to the favorable results.

Operating expenses climbed 31 % to $140.0 million, and also increased as a
percentage of sales from 13.9 % to 15.6%.   Selling expenses increased 42%
to $71.0 million, primarily as a result of higher costs for advertising, sales compensation, product warranty and service, as well as the addition of the retail housing operation. The retail business, which did not exist a year ago, accounted for about one-third of the rise in selling costs. As a percentage of sales, selling expenses increased from 6.5% to 7.9%. General and administrative expenses increased 22% to $69.0 million, and also rose as a percentage of sales from 7.4% to 7.7%. Higher costs were incurred for incentive compensation, which is tied to profitability, and the addition of the newly-formed housing retail division added approximately $9 million to costs.

Non-operating items totaled a net expense of $2.9 million compared to income of $1.4 million a year ago. The $4.3 million swing primarily resulted from a $4.4 million distribution on convertible preferred securities and $1.6 million of interest expense on retail inventory floor plan financing, neither of which existed a year ago. These items were partially offset by a $1.5 million increase in investment income resulting from higher invested balances.

The effective tax rate rose to 40.1% compared to 38.7% last year. The increase primarily reflects the impact of goodwill amortization, which is not deductible for tax purposes.

Manufactured Housing:

Factory sales of manufactured homes, including sales of $42.6 million to the Company's retail housing division, rose 5% in the second quarter to nearly $410 million. Factory shipments of 17,235 homes were virtually identical to last year's volume.

The manufactured housing group generated operating income of $20.8 million, net of a $5.2 million reduction for intercompany profit in homes sold to the Company's retail operations that were still in inventory at the end of the quarter. Excluding the impact of the intercompany profit elimination, operating margin was 6.3% of sales versus 6.5% last year.

Recreational Vehicles:

Paced by the motor home division, recreational vehicle sales increased 18% to $433 million. Motor home revenues jumped 23% to $266 million, an all-time high for the second quarter, primarily on the strength of sales of Fleetwood's large Class A products. Motor home unit volume rose 15% to 3,617 units, with Class A models outselling Class C's by a margin of five to one. The Company also posted record second quarter sales of towable RV products, with travel trailers rising 10% to $135 million and folding trailers up 12% to $32 million. Unit volume increased 13% for travel trailers and 8% for folding trailers to 9,428 and 5,899, respectively.

Operating income for the recreational vehicle group rose 69% to $30.3 million, reflecting the 18% sales increase and higher margins generated from improved operating performance. Gross profit margins, which were impacted by motor home inefficiencies a year ago, improved from 17.2% to 19.8%. RV group operating margin was up from 4.9% to 7.0% of sales.

Supply Operations:

The Company's supply group generated second quarter revenues of just over $11 million compared to nearly $12 million in last year's second quarter. Operating income of $4.1 million was 7% ahead of the prior year.

Housing Retail Operations:

Fleetwood's new housing retail division, which was not in operation a year ago, contributed $87.0 million in revenues on sales of 2,260 homes in the second quarter. Sales of Fleetwood manufactured homes represented approximately 80% of the retail dollar volume. Operating income, excluding inventory floor plan interest expense, amounted to $3.0 million or 3.4% of sales.

Current Year-To-Date Compared To Same Period Last Year

Consolidated Results:

Earnings for the first six months of fiscal 1999 increased 4% to $61.3 million compared to $59.1 million for the similar period last year. Diluted earnings per share rose 6% to $1.70 versus $1.61 last year. Last year's first half included a non-recurring insurance gain of $10.4 million or 28 cents per share attributable to a change in estimate of products liability insurance reserves. Without this gain, earnings last year would have been $48.7 million or $1.33 per share for the first half.

Sales for the six months rose 16% to an all-time high of $1.74 billion compared to $1.50 billion in last year's first half. This resulted from a 20% rise in RV sales, a 7% gain in housing volume and the added sales volume from the newly-formed retail division.

All of Fleetwood's manufacturing segments generated higher profits in the first half which, excluding last year's insurance gain, led to a 26% improvement in comparable earnings per share. Despite the strong profit performance, the ramping up of the housing retail operations restrained overall operating margin and earnings per share in both the second quarter and first half. In addition, first half operating income for the manufactured housing group was reduced $5.2 million due to the elimination of intercompany profit on homes sold to Fleetwood retail stores that were in retail inventory at the end of the reporting period.

Operating expenses of $263.6 million were up 38% from the same period a year ago, and also increased as a percentage of sales from 12.8% to 15.2%. Selling expenses rose 38% to $134.0 million for the reasons discussed previously, which included the addition of the retail business and higher costs for advertising, sales compensation and product warranty and service. As a percentage of sales, selling expenses increased from 6.5% to 7.7%. General and administrative expenses increased 37% to $129.6 million, and rose from 6.3% to 7.5% of sales. The increase was primarily caused by higher incentive compensation, related to the increase in profits, and costs from the new retail operations as mentioned earlier.

Non-operating items totaled a net expense of $3.2 million compared to income of $2.7 million a year ago. The change is due to expenses which did not exist a year ago, specifically an $8.8 million distribution on convertible preferred securities and $1.6 million of interest expense on retail inventory floor plan financing. These items were partially offset by a $4.3 million increase in investment income generated from higher invested balances.

The effective tax rate rose to 39.8% compared to 38.6% last year. The increase primarily reflects higher state income tax accruals and the impact of goodwill amortization, which is not deductible for tax purposes.

Manufactured Housing:

For the first six months of fiscal 1999, factory sales of manufactured housing, including sales of $44.1 million to the Company's retail housing division, rose 7% to $810 million. Unit shipments were up 2% to 34,433 homes.

Housing group operating income of $46.3 million excludes $5.2 million for intercompany profit in ending inventory as discussed previously. Excluding the impact of the intercompany profit elimination, housing group operating profit rose 26% for the first half, and operating margin increased from 5.4% to 6.4% of sales. This improvement mainly resulted from higher sales volume, along with higher gross margins due to selling price increases and lower raw material costs.

Recreational Vehicles:

RV revenues for the first six months of fiscal 1999 were up 20% to $862 million with all three RV divisions posting record first half sales. Motor home sales increased 24% to $525 million on a 14% rise in unit volume to 7,397 units. Travel trailer sales rose 13% to $275 million and folding trailer sales of $62 million were 17% ahead of the prior year. Travel trailer shipments rose 16% to 19,581 units and folding trailer shipments increased 10% to 11,223 units.

On the significantly higher volume, operating income for the RV group was up a strong 67% over the prior year to $56.9 million, and operating margin improved from 4.7% to 6.6% of sales. RV results were particularly driven by improved profitability from the Company's motor home division, which made a significant recovery from operational difficulties encountered last year in connection with a plant production realignment initiative. All three RV divisions, however, produced better margins than were experienced last year, primarily as a result of productivity gains and raw material cost reductions.

Supply:

The Company's supply group generated first half revenues of nearly $22 million compared to $23 million for the similar period last year. Operating income rose 6% to $7.7 million, despite the decline in outside sales.

Housing Retail Operations:

The Company's newly-formed housing retail division posted first half sales of $89 million and operating income of $1.9 million (excluding interest expense of $1.6 million on inventory floor plan financing). Housing retail shipments totaled 2,300 units. Fleetwood's previously announced acquisition of HomeUSA, Inc., the nation's largest independent retailer of manufactured homes, was completed on August 10, 1998, and thus did not have a full three months impact on second quarter results. This acquisition, combined with eight smaller acquisitions completed since June 1998, resulted in the Company having a total of 134 retail sales centers nationwide as of October 25, 1998 and an estimated full-year sales volume approaching $500 million.
A portion of manufactured housing revenues is eliminated in consolidation because homes sold by Fleetwood manufacturing centers to Company-owned retailers cannot be recognized as sales on a consolidated basis until homes are sold at retail. For financial reporting purposes, the retail division is on a calendar quarter basis. Accordingly, consolidated results include the effect of retail operations through September 30, 1998.

Liquidity and Capital Resources

The Company generally relies upon internally generated cash flows to satisfy working capital needs and to fund capital expenditures. Cash generated from operations improved to $108.5 million compared to $91.9 million last year.

Cash totaling $107.8 million was used for the acquisition of retail housing companies, the largest of which was HomeUSA. This was in addition to $119.9 million in Common stock issued as part of the consideration for the acquisitions. The acquisitions resulted in several significant changes in assets and liabilities as of October 25, 1998, including $85.2 million for inventories, $223.2 million for goodwill and $84.9 million for inventory floor plan financing liability.

Cash outlays in the current year included $12.0 million in dividends to shareholders, $9.7 million for capital expenditures and $23.7 million for
repurchases of the Company's Common stock.   Dividends last year totaled
$12.2 million and capital expenditures were $13.7 million. There were no repurchases of Common stock in last year's similar period.

Year 2000 Compliance

Fleetwood is dependent on a cluster of centralized computers to provide data in support of vital company-wide operational and accounting functions. Many of the computer processes used to generate this data were programmed in-house following the common practice of using only two digits to designate a year. Other software purchased by the Company was written using the same convention. As the year 2000 approaches, programs with such date-related logic will not be able to distinguish between the years 1900 and 2000, potentially causing software and hardware to fail, generate erroneous calculations or present information in an unusable form. In recognition of this potential, the Company launched a year 2000 project in February 1996 to identify and correct all offending computer code that was written internally and to upgrade or replace any purchased software that was non-compliant. At this date, the project, including thorough testing and certification, is substantially complete. The tasks remaining relate to the implementation of vendor upgrades and replacements of purchased software and are expected to be completed by mid-1999.

The Company has relationships with various third parties on whom it relies to provide goods and services necessary for the manufacture and distribution of its products. These include suppliers, vendors and financial institutions. As part of its determination of year 2000 readiness, the Company has identified material relationships with third party vendors and is in the process of assessing the status of their compliance through the use of questionnaires. We expect this process will be complete by the first quarter of 1999.

The Company sells its products mostly through numerous independent retailers, none of which account for a material part of the Company's total sales. Due to the broad diversification of these retailers, the risk associated with potential business interruptions as a result of year 2000 non-compliance is not considered significant.

The total cost of the Company's year 2000 efforts, including hardware, software, related consulting costs and assessment of third party compliance is estimated to be about $1.2 million, and is not material to the Company's financial statements.

Senior management has been active in the oversight of the year 2000 project, with the objective of minimizing the potential impact on the Company's operations. As part of this effort the Company has begun the process of assessing potential year 2000 failures and designing contingency plans to mitigate the effect of such occurrences. This effort is expected to be complete by mid-1999.

It is anticipated that the Company's year 2000 project will reduce the risk of significant business interruptions, but there is no assurance that this outcome will be achieved. Failure to detect and correct all internal instances of non-compliance or the inability of third parties to achieve timely compliance could result in the interruption of normal business operations which could, depending on its duration, have a material adverse effect on the Company's financial statements.

Other

The Financial Accounting Standards Board ("FASB") Statement No. 130, "Reporting Comprehensive Income," was adopted by the Company in fiscal 1999. This statement establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. FASB Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information," was also adopted during the first half of fiscal 1999. This statement establishes standards for the way that companies report information about operating segments in annual financial statements, and requires that companies report selected information about operating segments in interim financial reports issued to shareholders.


	PART II         OTHER  INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

At Fleetwood's Annual Meeting of Shareholders held on September 15, 1998, the following directors were elected to three-year terms to Fleetwood's Board of
Directors: Nelson W. Potter and Thomas B. Pitcher. The following directors continued in office after the meeting, but were not elected at the meeting:
Glenn F. Kummer, Dr. Douglas M. Lawson, Walter F. Beran Thomas A. Fuentes, Dr. James L. Doti and Andrew Crean.

The shareholder votes on the elections were as follows:

	                            For	       Withheld Vote

	Nelson W. Potter	27,606,458	512,460

	Thomas B. Pitcher	27,313,709	805,209

In addition, the shareholders approved amendments to the Company's 1992 Non-Employee Director Stock Option Plan, adopted by the Board of Directors on June 9, 1998, to (i) increase the number of authorized shares and (ii) increase the annual automatic award to each non-employee director. The vote on this proposal was as follows:

	          For:	25,787,845

	      Against:	2,143,953

	Withheld Vote:	187,120


Item 6(b).  Reports on Form 8-K

During the second fiscal quarter, the Company filed the following Form 8-K reports:

	Date	                   Subject

	August 4, 1998	      Class action lawsuits and acquisition
		              of manufactured housing retailers.

	August 11, 1998	      Completion of HomeUSA acquisition.

	September 24, 1998    Adoption of Stockholder Rights Plan,
		              share repurchase authorization and
		              declaration of regular dividend.



	SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


	FLEETWOOD ENTERPRISES, INC.



	_____________________
	Paul M. Bingham
	Senior Vice President - Finance
	and Chief Financial Officer

December 1, 1998


FLEETWOOD ENTERPRISES, INC.
CONSOLIDATED FINANCIAL INFORMATION
FINANCIAL DATA SCHEDULE

[SROS]        NYSE
[SROS]        PSE