Form 10-Q
period 1999-01-24
FLEETWOOD ENTERPRISES INC/DE/
filed 1999-02-24
CIK 314132

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC   20549


                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

    X                OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 24, 1999


                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)


______                OF THE SECURITIES EXCHANGE ACT OF 1934


          For the transition period from ___________ to ___________


                       Commission File Number 1-7699

                         FLEETWOOD ENTERPRISES, INC.____
         (Exact name of registrant as specified in its charter)

        Delaware                         95-1948322
_______________________             ______________________________________
(State or other jurisdiction of     (I.R.S. Employer Identification Number)
incorporation or organization)

3125 Myers Street, Riverside, California    92503-5527
_________________________________________________________________________
(Address of principal executive offices)    (Zip code)


Registrant's telephone number, including area code  (909) 351-3500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                              Yes    X       No _____

Indicate the number of shares outstanding of each of the issuer's classes of Common stock as of the close of the period covered by this report.

Class	                              Outstanding at January 24, 1999
_________________________          ______________________________________

Common stock, $1 par value          34,867,392 shares

Preferred share purchase rights          --


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

     Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. In the Company's opinion, the statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the periods ending January 24, 1999 and January 25, 1998 and the balances as of January 24, 1999 and April 26, 1998. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

                REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the board of directors and shareholders of Fleetwood Enterprises, Inc.:


     We have reviewed the accompanying condensed consolidated balance sheet of FLEETWOOD ENTERPRISES, INC. (a Delaware Corporation) and subsidiaries as of January 24, 1999, and the related condensed consolidated statements of income and comprehensive income for the thirteen and thirty-nine week periods ended January 24, 1999 and January 25, 1998, respectively, the condensed consolidated statements of cash flows for the thirty-nine week periods ended January 24, 1999 and January 25, 1998, and the condensed consolidated statement of changes in shareholders' equity for the thirty-nine week period ended January 24, 1999. These financial statements are the responsibility of the company's management.

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


                                             ARTHUR ANDERSEN LLP



Orange County, California
February 23, 1999

                FLEETWOOD ENTERPRISES  INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF INCOME (CONDENSED)
              (Amounts in thousands except per share data)
                            (UNAUDITED)

                           13 Weeks   13 Weeks    39 Weeks    39 Weeks
                           Ended      Ended       Ended       Ended
                           Jan. 24,   Jan. 25,    Jan. 24,    Jan. 25,
                           1999       1998        1999        1998
Net sales:
  Manufacturing           $749,953    $710,620    $2,443,195  $2,208,163
  Retail                   116,384          --       205,263          --
  Less:  intercompany      (61,926)         --      (106,052)         --
                          --------    --------    ----------  ----------
                           804,411     710,620     2,542,406   2,208,163

Cost of products sold      625,849     571,940     1,995,156   1,784,634
                          --------     -------     ---------   ---------

  Gross profit             178,562     138,680       547,250     423,529

Operating expenses         139,029     106,607       402,605     297,932
                           -------    --------      --------   ---------
  Operating income          39,533      32,073       144,645     125,597

Other income (expense):
  Investment income          3,940       3,425        13,146       8,298
  Interest on long-term
    debt                      (837)       (903)       (2,629)     (2,677)
  Interest on inventory
    floor plan financing    (2,247)         --        (3,889)         --
  Distribution on preferred
    securities              (4,382)         --       (13,142)         --
  Other                        (94)         69          (296)       (348)
                            -------     -------       -------    -------
                            (3,620)      2,591        (6,810)      5,273
                            -------     -------       -------    -------
Income before provision for
  income taxes              35,913      34,664       137,835     130,870

Provision for income taxes (14,652)    (13,515)       55,238      50,655
                           -------    --------       --------   --------

Net income                 $21,261     $21,149       $82,597     $80,215
                           =======     =======       =======     =======

Net income per Common share:
  Basic                       $.61        $.58         $2.47       $2.23
  Diluted                      .59         .57          2.29        2.19
                           =======     =======       =======     =======

Weighted average Common shares:
  Basic                     34,806      36,256        33,441      36,016
  Diluted                   41,019      36,884        39,796      36,587
                           =======     =======       =======     =======

Dividends declared per share of
  Common stock outstanding    $.18        $.17          $.54        $.51
                           =======     =======       =======     =======



See accompanying notes to financial statements.

              FLEETWOOD ENTERPRISES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                               (UNAUDITED)
                         (Amounts in thousands)


                         13 Weeks   13 Weeks     39 Weeks   39 Weeks
                          Ended      Ended       Ended      Ended
                         Jan. 24,   Jan. 25,     Jan. 24,   Jan. 25,
                         1999       1998         1999       1998

Net income               $21,261    $21,149      $82,597    $80,215
                         -------    -------      -------    -------

Other comprehensive income (loss):
  Foreign currency translation adjustment-
    Amount before income
     taxes                   535    (2,145)       (1,822)    (1,595)
    Income taxes            (233)      935           792        694
                         -------    ------        ------    -------
    Net of income taxes      302    (1,210)       (1,030)      (901)
                         -------    ------        ------    --------

  Unrealized loss on securities-
    Amount before income
     taxes                   (47)     (474)       (1,545)       181
    Income taxes              17       173           570        (66)
                         -------    ------        ------     -------
    Net of income taxes      (30)     (301)         (975)       115
                         -------   -------        ------     -------
                             272    (1,511)       (2,005)      (786)
                         -------   -------        ------     -------
Comprehensive income     $21,533   $19,638       $80,592     $79,429
                         =======   =======       =======     =======

See accompanying notes to financial statements.

                   FLEETWOOD ENTERPRISES  INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS (CONDENSED)
                                (Unaudited)

                     ASSETS                 (Amounts in thousands)
                                          January 24,     April 26,
                                            1999              1998
Current assets:
  Cash                                    $   31,592     $   28,143
  Marketable investments                     184,691        255,919
  Receivables                                226,658        195,388
  Inventories                                261,141        153,746
  Deferred tax benefits - current             32,773         30,212
  Other current assets                        35,297         19,443
                                            --------      ---------
    Total current assets                     772,152        682,851

Property, plant and equipment                298,690        277,211
Marketable investments maturing after
  one year                                    21,123         21,660
Deferred tax benefits                         54,415         45,042
Cash value of Company-owned life insurance    64,771         63,355
Goodwill and intangible assets               238,197         13,745
Other assets                                  31,803         25,616
                                             -------      ---------
                                          $1,481,151     $1,129,480
                                          ==========     ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                        $  119,909     $  118,481
  Employee compensation and benefits          81,073         74,435
  Federal and state taxes on income           10,964          8,800
  Retail flooring liability                  109,333             --
  Other current liabilities                  178,210        124,086
                                          ----------     ----------
    Total current liabilities                499,489        325,802

Deferred compensation and
  retirement benefits                         58,149         58,272
Insurance reserves                            25,148         26,880
Long-term debt                                55,000         55,000

Company-obligated mandatorily redeemable
  convertible preferred securities of
  Fleetwood Capital Trust holding solely
  6% convertible subordinated debentures
  of the Company                             287,500        287,500

Contingent liabilities

Shareholders' equity:
  Preferred stock, $1 par value, authorized 10,000,000 shares,
    none outstanding                              --            --
  Common stock, $1 par value, authorized
    75,000,000 shares, outstanding 34,867,000 at
    January 24, 1999 and 31,451,000 at
    April 26, 1998                            34,867         31,451
  Capital surplus                            189,942         54,340
  Retained earnings                          334,522        291,696
  Accumulated other comprehensive
    income (loss)                             (3,466)        (1,461)
                                            --------       --------
                                             555,865        376,026
                                            --------       --------
                                          $1,481,151     $1,129,480
                                          ==========     ==========
           See accompanying notes to financial statements.

                FLEETWOOD ENTERPRISES  INC.
            CONSOLIDATED STATEMENTS OF CASH FLOWS (CONDENSED)
                      (UNAUDITED)
                  (Amounts in thousands)

                                                 39 Weeks      39 Weeks
                                                  Ended         Ended
                                                January 24,   January 25,
                                                  1999          1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                       $82,597       $80,215
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation expense                            20,666        20,586
  Amortization of intangibles and goodwill         2,396           197
  Losses on sales of property, plant and equipment   296           348
  Changes in assets and liabilities:
    Increase in receivables                      (13,848)       (9,007)
    Increase in inventories                       (9,567)      (16,999)
    (Increase) decrease in deferred tax benefits (13,257)        1,195
    Increase in cash value of Company-owned
      life insurance                              (1,416)         (429)
    Increase in other assets                     (20,019)       (3,744)
    Decrease in accounts payable                 (17,658)       (3,056)
    Increase in other liabilities                 70,038         6,247
                                                 -------      --------
Net cash provided by operating activities        100,228        75,553
                                                 -------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities:
  Held-to-maturity                            (4,239,394)   (5,130,353)
  Available-for-sale                             (54,513)      (41,996)
Proceeds from maturity of investment securities:
  Held-to-maturity                             4,303,390     5,053,096
  Available-for-sale                              38,728        15,480
Proceeds from sale of available-for-sale
  investment securities                           22,579        30,312
Acquisition of retail companies, net of $9,514
  cash acquired                                 (120,129)          --
Purchases of property, plant and equipment, net  (26,905)      (19,449)
                                                 -------       -------
Net cash used in investing activities            (76,244)      (92,910)
                                                 -------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends to shareholders                        (18,328)      (18,410)
Proceeds from exercise of stock options           22,511        20,583
Repurchase of Common stock                       (23,688)           --
                                                 -------      --------
Net cash provided by (used in)
  financing activities                           (19,505)        2,173
                                                 -------      --------
Foreign currency translation adjustment           (1,030)         (901)
                                                 -------      --------
Increase (decrease) in cash                        3,449       (16,085)
Cash at beginning of period                       28,143        37,890
                                                  ------       -------
Cash at end of period                            $31,592       $21,805
                                                 =======      ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:

  Cash paid during the period for -
  Interest                                       $22,378        $2,829
  Income taxes                                    64,233        42,069
                                                ========        ======
DETAILS OF ACQUISITIONS:
  Fair value of assets acquired                 $367,847          --
  Liabilities assumed                            119,452          --
                                                --------        ------
  Acquisitions price                             248,395          --
  Less cash acquired                              (9,514)         --
  Less Common stock issued for acquisitions     (118,752)         --
                                                 -------        ------
  Net cash paid for acquisitions                $120,129          --
                                                 =======        ======
NON-CASH FINANCING ACTIVITIES:
  Common stock issued for acquisitions          $118,752          --
                                                 =======       =======

See accompanying notes to financial statements.

               FLEETWOOD ENTERPRISES  INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF CHANGES
            IN SHAREHOLDERS' EQUITY (CONDENSED)
                   (UNAUDITED)
                 (Amounts in thousands)

                                                  Accumulated
                                                     Other
                                                     Compre-
               Common Stock                         hensive    Total
             Number              Capital  Retained  Income Shareholders'
              of Shares  Amount  Surplus  Earnings  (Loss)    Equity

Balance April 26,
 1998          31,451   $31,451   $54,340  $291,696  $(1,461)  $376,026

 Add (deduct) -

 Net income       --        --        --     82,597      --      82,597

 Other comprehensive
    income (loss)  --        --        --         --  (2,005)    (2,005)

 Cash dividends
   declared on
   Common stock   --        --        --    (18,328)      --    (18,328)

 Stock options exercised
   (including related tax
    benefits)     941       941    21,570      --         --     22,511

 Stock
   repurchased   (718)     (718)   (1,527)  (21,443)      --    (23,688)

 Stock issued for
   acquisitions 3,193     3,193   115,559       --         --   118,752
               ------     -----   -------    ------     -----    -------
Balance January 24,
   1999        34,867   $34,867  $189,942   $334,522  $(3,466) $555,865
               ======   =======   =======   ========  =======  ========

See accompanying notes to financial statements



            FLEETWOOD ENTERPRISES, INC. AND SUBSIDIARIES

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                JANUARY 24, 1999


1)  Reference to Annual Report

    Reference is made to the Notes to Consolidated Financial Statements included in the Company's Form 10-K annual report for the year ended April 26, 1998.

2)  Industry Segment Information

    Information with respect to industry segments for the periods ending January 24, 1999 and January 25, 1998 is shown below (amounts in thousands):

                           13 Weeks    13 Weeks     39 Weeks   39 Weeks
                            Ended        Ended       Ended     Ended
                           Jan. 24,    Jan. 25,     Jan. 24,   Jan. 25,
                           1999        1998         1999       1998
                           --------    ---------    ---------  --------
    OPERATING REVENUES:

    Manufactured housing -
     Manufacturing         $372,371     $354,872    $1,182,391  $1,112,173
     Retail                 116,384           --       205,263         --
     Less:  intercompany    (61,926)          --      (106,052)        --
                           --------     --------      ---------  --------
                            426,829      354,872     1,281,602   1,112,173
                           --------     --------      --------    --------

    Recreational vehicles   367,638      345,293     1,229,113  1,062,640
    Supply operations         9,944       10,455        31,691     33,350
                           --------     --------     --------    ---------
                           $804,411     $710,620    $2,542,406  $2,208,163
                           ========     ========    ==========  ==========

    OPERATING INCOME:

    Manufactured housing    $22,216*     $18,159       $68,546*    $59,298
    Housing - retail            809**         --         2,675**        --
    Recreational vehicles    18,292       13,519        75,182      47,576
    Supply operations         3,688        4,037        11,384      11,289
    Corporate and other      (5,472)      (3,642)      (13,142)     7,434***
                            -------      -------       -------     -------
                            $39,533      $32,073      $144,645    $125,597
                            =======      =======      ========     =======

    * After deduction for intercompany profit in inventory of $4,951 for the quarter and $10,124 year-to-date.
    ** Operating income before deduction of interest expense on inventory floor plan financing totaling $2,247 for the quarter and $3,889 year-to-date.
    ***   Includes non-recurring insurance gain of $16.2 million.

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

                             13 Weeks Ended         13 Weeks Ended
                             January 24, 1999       Janaury 25, 1998

                                     Weighted               Weighted
                                      Average                Average
                             Income   Shares         Income  Shares
    Basic earnings per
     share                   $21,261   34,806       $21,149  36,256
    Effect of dilutive securities:
     Stock options                --      312            --     628
     Preferred securities      2,781    5,901            --      --
                             -------   ------       -------  ------
    Diluted earnings per
     share                   $24,042   41,019       $21,149  36,884
                             =======   ======       =======  ======

                             39 Weeks Ended         39 Weeks Ended
                             January 24, 1999       January 25, 1998

                                      Weighted               Weighted
                                      Average                Average
                             Income   Shares         Income  Shares
    Basic earnings per
     share                   $82,597   33,441       $80,215  36,016
    Effect of dilutive securities:
     Stock options                --      454            --     571
     Preferred securities      8,342    5,901            --      --
                             -------   ------       -------  ------
    Diluted earnings per
     share                   $90,939   39,796       $80,215  36,587
                             =======   ======       =======  ======

4)  Accumulated Other Comprehensive Income Balances

    The Company has adopted SFAS 130 "Reporting Comprehensive Income"
    which 	establishes standards for reporting and displaying
    comprehensive income and its components in a full set of general purpose financial statements. The following reflects the activity in the accumulated other comprehensive income balance for the period (amounts in thousands):

                           Foreign         Unrealized   Accumulated Other
                           Currency        Gains on      Comprehensive
                            Items          Securities   Income (loss)

    Beginning balance      $(1,759)        $ 298          $(1,461)
    Current period change   (1,030)         (975)          (2,005)
                           -------         -----          -------

    Ending balance         $(2,789)        $(677)         $(3,466)
                           =======         =====          =======


5)  Accounting Period

   The Company's fiscal quarters end in July, October, January and April. Although the third fiscal quarter ended on January 24, 1999, the Company has included in its consolidated financial statements the results of Fleetwood Retail Corp. (FRC), its wholly owned housing retail subsidiary, through December 31, 1998. FCR follows a calendar quarter accounting period.

FLEETWOOD ENTERPRISES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Amounts in thousands)

The following is an analysis of changes in key items included in the consolidated statements of income for the 13-week and 39-week periods ended January 24, 1999.

                                   13 Weeks Ended         39 Weeks Ended
                                  January 24, 1999       January 24, 1999*

                                  Increase      %       Increase      %
                                 (Decrease)   Change   (Decrease)   Change

Sales                            $ 93,791      13.2%    $334,243     15.1%
Cost of products sold              53,909       9.4      210,522     11.8
                                 --------      ----     --------     ----
  Gross profit                     39,882      28.8      123,721     29.2

Selling expenses                   15,119      29.6       52,167     35.2
General and administrative
  expenses                         17,303      31.2       52,506     35.0
                                 --------      ----     --------     ----

Operating expenses                 32,422      30.4      104,673     35.1
                                 --------      ----     --------     ----

  Operating income                  7,460      23.3       19,048     15.2

Other income (expense)             (6,211)   (239.7)     (12,083)  (229.1)

Income before taxes                 1,249       3.6        6,965      5.3

Provision for income taxes          1,137       8.4        4,583      9.0

Net income                           $112       0.5%      $2,382      3.0%
                                 ========      ====      =======      ===

* Prior year's nine-month period included $16.2 million non-recurring insurance gain which reduced operating costs and increased operating income. Excluding the insurance gain from prior year results, percentage increases would have been 21.9% for general and administrative expenses, 28.2% for operating expenses and 32.2% for operating income.

Current Quarter Compared to Same Quarter Last Year

Consolidated Results:

Net income for the third quarter reached a new high of $21.3 million or 59 cents per diluted share compared to $21.1 million and 57 cents per share a year ago. The earnings gain resulted from sharply higher profits from both of the Company's core manufacturing businesses. Operating margins rose sharply for both manufactured housing and recreational vehicle segments, but manufacturing gains were substantially offset by the quarterly distribution on convertible preferred securities and a $1.4 million operating loss from the Company's newly formed housing retail business. Neither of these offsetting factors existed a year ago.

Record third quarter revenues for both manufactured housing and recreational vehicles, along with the addition of retail housing sales, led to a 13% increase in revenues to $804.4 million from $710.6 million last year.

The combination of higher manufacturing revenues and improved gross profit margins led to a 23% gain in operating income to $39.5 million.

Operating expenses climbed 30% to $139.0 million, and also increased as a percentage of sales from 15.0% to 17.3%. About 75% of the increase stems from the addition of the new housing retail business. Selling expenses rose 30% to $66.2 million with retail accounting for about two-thirds of the increase. Within the manufacturing sector, higher costs were incurred for advertising, sales compensation and product warranty and service. As a percentage of sales, selling costs rose from 7.2% to 8.2%. General and administrative expenses were up 31% to $72.8 million primarily due to the addition of $14 million in retail costs. Manufacturing costs were moderately higher as a result of additional management incentive compensation related to higher profits. General and administrative expenses rose as a percentage of sales from 7.8% to 9.1%.

Non-operating items amounted to a loss of $3.6 million compared to income of $2.6 million last year. The $6.2 million swing primarily resulted from the introduction of two factors that did not exist a year ago: $4.4 million for the distribution on convertible preferred securities and $2.2 million of interest expense on retail inventory floor plan financing. Investment income rose from $3.4 million to $3.9 million due to higher invested balances.

The Company's effective tax rate moved from 39.0% last year to 40.8% in the current quarter primarily due to the effect of goodwill amortization, which is not deductible for tax purposes. The higher tax rate had the effect of reducing earnings per share by about two cents.

Manufactured Housing

Factory sales of manufactured homes increased 5% in the third quarter to $372.4 million compared to $354.9 million a year ago. Current quarter revenues included $62 million in intercompany sales to the Company's housing retail business. Factory shipments rose 1% to 15,536 homes, which included sales of 2,905 homes to Company-owned retail stores.

The housing group recorded operating income of $22.2 million compared to $18.2 million in last year's third quarter. Current year profit reflects a $5.0 million reduction for intercompany profit on homes sold to Fleetwood retail operations that were still in retail inventory at the end of the quarter. Operating income was 6.0% of sales compared to 5.1% in the prior year. The primary drivers of the profit gain were higher sales volume and better gross margins achieved through lower raw material costs and improved pricing.

Recreational Vehicles:

Recreational vehicle sales increased 6% in the third quarter to a record $367.6 million. Motor home revenues rose 7% to $225.7 million, an all-time high for the third quarter, as unit volume rose 1% to 3,075 units. The higher sales revenue realization reflects a shift in product mix in favor of larger, more fully-featured Class A models. The Company also posted record travel trailer sales of $117.3 million, 9% ahead of last year's third quarter, on a 10% rise in unit volume to 8,096. Folding trailer sales of $24.6 million were off 5% from last year's record pace as unit shipments fell 5% to 4,756.

Operating income for the recreational vehicle group rose 35% to $18.3 million, primarily as a result of the increase in volume and improved gross
profit margins.   As a percentage of sales, operating income was up from
3.9% to 5.0%. The margin improvement mainly reflects lower raw material costs and more efficient motor home operations. Last year, the motor home division was not operating at peak efficiency due to difficulties encountered with a plant production realignment initiative.

Supply Operations:

The Company's supply group generated third quarter revenues of $10.0 million compared to $10.5 million in the similar period last year. Operating income totaled $3.7 million compared to last year's $4.0 million.

Retail Housing Operations

Fleetwood's new retail housing division, which was not in operation a year ago, contributed $116.4 million to consolidated sales in the third quarter. Operating income, before $2.2 million of interest expense on inventory floor plan financing, was $809,000.

Current Year-To-Date Compared To Same Period Last Year

Consolidated Results

Earnings for the first nine months of fiscal 1999 increased to $82.6 million or $2.29 per diluted share compared to $80.2 million and $2.19 per share last year. Last year's earnings included a non-recurring insurance gain of $10.4 million or 28 cents per share attributable to a change in estimate of products liability insurance reserves. Without this gain, earnings per share would have been $69.8 million or $1.91 per share for last year's comparable period.

Both manufacturing segments produced higher profits in the first nine months, which led to a 20% improvement in comparable earnings per share after excluding last year's insurance gain. Despite the strong manufacturing performance, the ramping up of the manufactured housing retail operations restrained the overall operating margin and earnings per share. In addition, the nine month operating income for the manufactured housing group was reduced $10.1 million due to the elimination of intercompany profit on homes sold to Fleetwood retail stores that were in retail inventory at the end of the period.

Sales for the first nine months of fiscal 1999 rose 15% to an all-time high of $2.54 billion compared to $2.21 billion for last year's similar period. This revenue increase resulted from higher manufacturing sales for both housing and recreational vehicles, as well as the addition of retail sales.

Operating expenses rose 35% to $402.6 million, and also increased as a percentage of sales from 13.5% to 15.8%. The new housing retail business accounted for about 41% of the increase. Selling expenses also rose 35% to $200.2 million with the housing retail operation accounting for a third of the increase. Higher costs were incurred in the manufacturing operations for advertising, sales compensation and product warranty and service. General and administrative expenses of $202.4 million were up 35%, primarily due to the addition of $25 million in retail costs which represented nearly half of the increase. The increase for manufacturing was primarily due to higher management incentive compensation as a result of higher profits. As a percentage of sales, selling expenses increased from 6.7% to 7.9% and general and administrative expenses rose from 6.8% to 8.0%.

Non-operating items totaled a net expense of $6.8 million compared to income of $5.3 million a year ago. This $12.1 million change was caused by expenses which did not exist a year ago: a $13.1 million distribution on convertible preferred securities and $3.9 million of interest expense on retail inventory floor plan financing. These items were partially offset by a $4.8 million increase in investment income.

The effective tax rate rose to 40.1% compared to 38.7% last year. The increase primarily reflects the impact of goodwill amortization which is not deductible for tax purposes.

Manufactured Housing

For the nine months, factory sales of manufactured housing were up 6% to $1.18 billion. This included intercompany sales of $106.1 million to the Company's retail housing division. Shipments were up 2% to 49,969 units.

Operating income for the housing group rose 16% to $68.5 million due to higher gross margins and the rise in sales volume. The margin improvement mainly resulted from raw material cost reductions and increases in product selling prices. Operating profit in the current year is net of $10.1 million of intercompany profit eliminated in consolidation as discussed previously. As a percentage of sales, operating income was 5.8% compared to 5.3% a year ago.

Recreational Vehicles:

RV revenues for the first nine months of fiscal 1999 were up 16% to $1.23 billion with all three RV divisions posting record sales. Motor home sales increased 18% to a new nine-month high of $750.9 million as shipments were up 10% to 10,472 units. Both towable segments reached record levels with travel trailer sales rising 12% to $391.9 million and folding trailer sales increasing 10% to $86.3 million. Travel trailer shipments were up 14% to 27,677 units while folding trailer unit volume increased 5% to 15,979.

Operating income for the RV group surged 58% over the prior year to $75.2 million as a result of higher sales volume and improved gross margins. The margin improvement primarily stems from a turnaround in motor home operations which were not operating at efficient levels last year. RV operating margin rose from 4.5% to 6.1% of sales.

Supply

Revenue for the Company's supply group was $31.7 million, down from $33.4 million for the similar period a year ago. Operating income of $11.4 million in fiscal 1999 was virtually unchanged from the prior year.

Retail Housing Operations

Fleetwood's new retail housing division recorded $205.3 million in sales in the first nine months of fiscal 1999. Operating income, before $3.9 million of interest expense on inventory floor plan financing, was $2.7 million or 1.3% of sales.

Liquidity and Capital Resources

The Company generally relies upon internally generated cash flows to satisfy working capital needs and to fund capital expenditures. Cash generated from operations improved to $100.2 million compared to $75.6 million last year as a result of profitable operations and a reduction in working capital investment.

Cash totaling $120.1 million was used for the acquisition of retail housing companies, the largest of which was Home USA. This was in addition to $118.8 million in Common stock issued as part of the consideration for the acquisitions. The acquisition of retail businesses resulted in several significant changes in assets and liabilities as of January 24, 1999 when compared to balances at the end of the prior fiscal year. These changes included $111.8 million for retail inventories, $232.2 million for goodwill and $109.3 million for inventory floor plan financing liability.

Cash outlays in the current year included $18.3 million in dividends to shareholders, $26.9 million for capital expenditures and $23.7 million for
repurchase of the Company's Common stock.   Dividends last year totaled
$18.4 million and capital expenditures were $19.4 million. There was no repurchase of Common stock in last year's similar period.

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

The Company has relationships with various third parties on whom it relies to provide goods and services necessary for the manufacture and distribution of its products. These include suppliers, vendors and financial institutions. As part of its determination of year 2000 readiness, the Company has identified material relationships with third party vendors and is in the process of assessing the status of their compliance through the use of questionnaires. We expect this process will be complete by the end of the first quarter of calendar 1999.

The Company sells its products mostly through numerous independent retailers, none of which account for a material part of the Company's total sales. Due to the broad diversification of these retailers, the risk associated with potential business interruptions as a result of year 2000 non-compliance is not considered significant.

The total cost of the Company's year 2000 efforts, including hardware, software, related consulting costs and assessment of third party compliance is estimated to be about $1.2 million, which is not material to the Company's financial statements.

Senior management has been active in the oversight of the year 2000 project, with the objective of minimizing the potential impact on the Company's operations. As part of this effort the Company has begun the process of assessing potential year 2000 failures and designing contingency plans to mitigate the effect of such occurrences. This effort is expected to be complete by mid-1999.

It is anticipated that the Company's year 2000 project will reduce the risk of significant business interruptions, but there is no assurance that this outcome will be achieved. Failure to detect and correct all internal instances of non-compliance or the inability of third parties to achieve timely compliance could result in the interruption of normal business operations which, depending on its duration, could have a material adverse effect on the Company's financial statements.

Other

The Financial Accounting Standards Board ("FASB") Statement No. 130, "Reporting Comprehensive Income," was adopted by the Company in fiscal 1999. This statement establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. FASB Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information," was also adopted in fiscal 1999. This statement establishes standards for the way that companies report information about operating segments in annual financial statements, and requires that companies report selected information about operating segments in interim financial reports issues to shareholders.


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

February 23, 1999

FLEETWOOD ENTERPRISES, INC.
CONSOLIDATED FINANCIAL INFORMATION
FINANCIAL DATA SCHEDULE

[SROS]        NYSE
[SROS]        PCX