Form 10-K405
period 1999-04-25
FLEETWOOD ENTERPRISES INC/DE/
filed 1999-07-08
CIK 314132

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K

(MARK ONE)       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
   /X/               OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended April 25, 1999

                                       OR
   / /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the transition period from to

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

    INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION 8-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. /X/

    AGGREGATE MARKET VALUE OF COMMON STOCK HELD BY NON-AFFILIATES ON JUNE 21, 1999: $850,421,000 (33,349,859 SHARES AT CLOSING PRICE ON NEW YORK STOCK EXCHANGE OF $25.50). FOR THIS PURPOSE ALL SHARES HELD BY OFFICERS AND DIRECTORS ARE CONSIDERED TO BE HELD BY AFFILIATES, BUT NEITHER THE REGISTRANT NOR SUCH PERSONS CONCEDE THAT THEY ARE AFFILIATES OF THE REGISTRANT.

          COMMON STOCK OUTSTANDING ON JUNE 21, 1999: 33,390,775 SHARES

                      DOCUMENTS INCORPORATED BY REFERENCE:

    INFORMATION REQUIRED BY PART III IS INCORPORATED BY REFERENCE TO PORTIONS OF THE REGISTRANT'S PROXY STATEMENT WITH RESPECT TO ITS 1999 ANNUAL MEETING, WHICH WILL BE FILED NO LATER THAN 120 DAYS AFTER THE CLOSE OF THE REGISTRANT'S FISCAL YEAR ENDED APRIL 25, 1999.

                          FLEETWOOD ENTERPRISES, INC.
                                     PART I

ITEM 1. BUSINESS
  GENERAL

    Fleetwood Enterprises, Inc. is the nation's largest manufacturer of recreational vehicles (motor homes, travel trailers, folding trailers and slide-in truck campers) and one of the nation's largest producers and retailers of manufactured housing. Fleetwood had a 4.0 percent share of the single-family housing market in 1998 and a 17.7 percent share of the manufactured housing market. In its fiscal year ended April 1999, Fleetwood sold 65,877 manufactured homes and was the second largest producer of HUD-Code homes in the United States in terms of units sold. In 1998, Fleetwood had a 26.1 percent share of the overall recreational vehicle market, a 26.3 percent share of the motor home market, a 21.6 percent share of the travel trailer market and a 37.0 percent share of the folding trailer market. In its fiscal year ended April 1999, Fleetwood sold 74,722 recreational vehicles and held the leading market share in each of these three product categories.

    The Company's principal manufacturing activities are primarily conducted in 18 states within the U.S., and to a much lesser extent in Canada. In addition, the Company operates four supply companies which supply components for its primary manufacturing operations, while also generating outside sales.

    During fiscal 1999, the Company entered the manufactured housing retail business through a combination of key acquisitions and internal development of new retail sales centers. At the end of fiscal 1999, the Company was operating 167 retail sales locations in 24 states, and was the fourth largest retailer of manufactured homes in the U.S.

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

                                                                               YEARS ENDED APRIL
                                                   -------------------------------------------------------------------------
                                                       1999          %          1998          %          1997          %

                                                   -------------------------------------------------------------------------
                                                                            (DOLLARS IN THOUSANDS)
Manufactured housing:
  Manufacturing..................................  $  1,563,966         45% $  1,487,650         49% $  1,426,940         50%
  Retail.........................................       332,309          9            --         --            --         --
  Less intercompany..............................      (178,764)        (5)           --         --            --         --
                                                   ------------        ---  ------------        ---  ------------        ---
                                                      1,717,511         49     1,487,650         49     1,426,940         50
Recreational vehicles:
  Motor homes....................................     1,064,465         31       904,574         30       855,214         30
  Travel trailers................................       548,910         16       503,762         16       453,274         16
  Folding trailers...............................       115,659          3       109,827          4        86,675          3
                                                   ------------        ---  ------------        ---  ------------        ---
                                                      1,729,034         50     1,518,163         50     1,395,163         49
                                                   ------------        ---  ------------        ---  ------------        ---
  Supply operations..............................        43,618          1        44,754          1        52,323          1
                                                   ------------        ---  ------------        ---  ------------        ---
                                                   $  3,490,163        100% $  3,050,567        100% $  2,874,426        100%
                                                   ------------        ---  ------------        ---  ------------        ---
                                                   ------------        ---  ------------        ---  ------------        ---

MANUFACTURED HOUSING

    Fleetwood is the second largest producer of HUD-Code manufactured housing in the United States, and distributes its products through a network of approximately 1,470 retailers in 48 states. Approximately 1,300 of the Company's retailers are independent and 167 at fiscal year end were Company-owned stores. Fleetwood's share of the manufactured housing market, based upon shipments to retailers, was 17.7 percent in calendar year 1998. A manufactured home is a single-family house constructed entirely in a factory environment rather than at the home site, and is constructed in accordance with HUD construction and safety standards. There are two basic categories of manufactured housing--single-section and multi-section--and Fleetwood is a leading producer of both types. Fleetwood produces manufactured housing using efficient, assembly-line techniques and generally the same materials as are found in site-built homes.

    About 67 percent of the manufactured homes produced in the United States are placed on individually owned lots; the balance are located on leased sites in manufactured housing communities. Most manufactured housing is sold in rural regions and towns outside of major urban areas.

    Today's manufactured homes offer customers similar quality to many site-built homes at a much more affordable price. Manufactured homes are constructed in a factory environment utilizing assembly line techniques, which allows for volume purchases of materials and components and more efficient use of labor. The quality of manufactured homes has increased significantly over the past 20 years, as manufactured home producers offer most of the amenities of site-built housing and generally build homes with the same materials as site-built homes. Many features associated with new site-built homes are included in manufactured homes, such as central heating, name brand appliances, carpeting, cabinets, walk-in closets, vaulted ceilings, wall coverings and porches. In addition, optional features include such amenities as fireplaces, wet bars, spa tubs and garages, as well as retailer-installed options such as central air conditioning and furniture packages.

    The manufactured housing industry has grown significantly since 1991. According to the Manufactured Housing Institute, domestic shipments increased from 170,713 homes in 1991 to 373,143 homes in 1998, while total retail sales increased from approximately $4.7 billion to more than $14.0 billion over the same period. In addition, the manufactured housing industry's share of new single-family housing has increased significantly in recent years, from about 17 percent in 1991 to 23 percent in 1998. The Company believes that these increases have resulted from increasing consumer acceptance of and preference for manufactured housing, which has been driven by the following: (i) improved product quality and design and enhanced features; (ii) the significant disparity in the average price per square foot between site-built housing and manufactured housing; (iii) favorable demographic and regional economic trends; (iv) improving business practices in the manufactured home retail industry; and (v) increased attractiveness of financing terms available to manufactured housing retailers and consumers. As acceptance of manufactured housing has increased among higher income buyers, demand has shifted toward larger, multi-section homes, which accounted for 61 percent of industry shipments in 1998, up from 47 percent in 1991.

    Fleetwood held a 20.0 percent share of the single-section manufactured housing market in calendar 1998, as measured by shipments to retailers. Fleetwood's single-section homes range in size from 550 square feet to 1,290 square feet. Fleetwood's average single-section home retailed for approximately $23,000 (excluding land costs) in fiscal 1999. Single-section homes represented approximately 42 percent of Fleetwood's manufactured housing unit shipments and approximately 30 percent of manufactured housing sales in its fiscal year ended April 1999. Fleetwood's single-section homes are designed for the affordable housing market which includes first-time, retiree and value-oriented buyers.

    Fleetwood held a 16.3 percent share of the multi-section manufactured housing market in calendar 1998, as measured by shipments to retailers. Fleetwood's multi-section homes range in size from 930 square feet to 2,340 square feet, and sold for an average retail price of approximately $43,000 (excluding land costs) in fiscal 1999. Multi-section homes represented approximately 58 percent of

Fleetwood's manufactured housing unit shipments and approximately 70 percent of manufactured housing sales in fiscal 1999.

MANUFACTURED HOUSING--RETAIL

    With the exception of several vertically integrated entities, most companies in the manufactured housing industry, including Fleetwood, have traditionally marketed their homes through independent retailers. Recently, however, certain manufactured housing producers have begun to acquire retailers. These acquisitions have occurred for a variety of reasons, including manufacturers' desire to (i) control retail distribution; (ii) upgrade marketing and merchandising efforts, including brand name development; and (iii) provide an exit vehicle for family-owned retail businesses. Additionally, a number of financial consolidators and residential developers have entered the manufactured housing industry by acquiring retailers. In the first half of calendar 1998, certain competing manufacturers announced acquisitions of several important Fleetwood retailers, which collectively accounted for approximately $277 million in purchases from Fleetwood. These developments created a risk that independent distribution channels for Fleetwood homes may not be as readily available as they have been in the past, which prompted the Company to modify the way it markets its homes.

    In order to protect its distribution channels and to take advantage of the business opportunities in the manufactured housing retail industry, Fleetwood acquired HomeUSA, Inc. ("HomeUSA"), the nation's largest independent retailer of manufactured homes. This entity had 65 retail locations and calendar 1997 pro-forma sales of $205 million. The HomeUSA acquisition was completed on August 10, 1998. Concurrent with the announcement of the HomeUSA acquisition, Fleetwood acquired the remaining interest in Expression Homes, Inc. ("Expression Homes") that it did not already own. Expression Homes was jointly formed with Pulte Corporation in 1997 for the purpose of entering the manufactured housing retail business, initially through selected acquisitions and later through new startup operations. Fleetwood continued with these acquisition efforts, and completed several key acquisitions of independent retailers during fiscal 1999. Also in fiscal 1999, Fleetwood expanded its Company-owned retail network through the development of new "greenfield" locations. This latter strategy will be Fleetwood's primary focus in future years.

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

    Fleetwood manufactures motor homes under the brand names Bounder, Southwind, Southwind Storm, Pace Arrow, Pace Arrow Vision, Flair, Discovery, American Eagle, American Dream, American Tradition, American Heritage, Tioga and Jamboree. A motor home consists of a truck or bus chassis with a living unit built onto it. The interior typically includes a driver area and kitchen, bathroom, dining and sleeping areas. Fleetwood's conventional ("Class A") motor homes are fully self-contained, having sleeping accommodations for four to eight people and such optional features as air conditioning, an auxiliary power generator and home electronics such as a stereo, television and VCR. Fleetwood's Class A motor homes are available in a variety of models ranging in length from 27 to 45 feet and retail for an average price of approximately $85,000. Fleetwood also manufactures more compact ("Class C") motor homes built on a cut-away van chassis with basically the same features and options as Class A products. These units are available in various models ranging in length from 19 to 31 feet and retail for an average price of approximately $50,000. Six of the industry's ten top-selling Class A motor homes are manufactured by Fleetwood, as well as two of the top five Class C motor homes.

    Fleetwood manufactures a variety of travel trailers under the Prowler, Terry, Wilderness, Mallard, Savanna, Avion and Westport brand names. Fleetwood's travel trailers are designed to be towed by pickup trucks, vans or other tow vehicles, and are similar to motor homes in use and features. All of Fleetwood's travel trailers include sleeping, eating and bathroom facilities and are self-contained units with their own lighting, heating, refrigeration, fresh water storage tanks and sewage holding tanks so that they can be used for short periods without being attached to utilities. Most of Fleetwood's travel trailers are 8 feet wide, vary in length from 15 to 39 feet (including trailer hitch) and retail for an average price of approximately $18,000. Four of the industry's ten top-selling travel trailers are manufactured by Fleetwood.

    Fleetwood is the largest manufacturer of folding trailers under the industry-leading Coleman-Registered Trademark- brand. Folding trailers are a lower cost alternative to travel trailers and are lighter and easier to tow. Fleetwood's folding trailers have eating and sleeping facilities, range in length from 17 to 25 feet and retail for an average price of approximately $6,800.

SUPPLY OPERATIONS AND OTHER BUSINESSES

    Fleetwood's supply operations include two fiberglass manufacturing companies, a drapery operation and a lumber milling operation. These operations provide a reliable source of quality components for Fleetwood's principal manufacturing businesses, while also generating outside sales. In the fiscal year ended April 1999, approximately 51 percent of the product volume of these manufacturing operations was used by Fleetwood internally, and the remaining 49 percent was sold to third parties. The supply operations also include a lumber brokerage and a component import business, each of which provides Fleetwood's manufactured housing and recreational vehicle businesses with reliable sources of quality raw materials and components.

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

SALES AND DISTRIBUTION

    Fleetwood distributes its manufactured homes primarily through a network of approximately 1,300 independent retailers located in 48 states and 167 Company-owned stores in 24 states. In 1998, approximately 87 percent of Fleetwood's manufactured homes were shipped to retailers in the 20 states with the highest retail sales, including Texas, North Carolina, Georgia and Florida. Fleetwood sells its recreational vehicles through a network of approximately 1,200 independent retailers located in 49 states and Canada. In the calendar year ended 1998, approximately 80 percent of Fleetwood's recreational vehicles were shipped to retailers in the 25 states with the highest retail sales, including California, Texas, Michigan, Florida and Ohio. In the same period, Fleetwood was the market share leader in terms of units sold in all but one of the top 25 recreational vehicle states.

    Consistent with industry practice, Fleetwood has historically marketed its products through many independent retailers, none of which individually accounted for a material part of Fleetwood's total sales. Fleetwood expects this industry practice to continue with respect to recreational vehicles; however, the recent acquisition activity in the retail sector of the manufactured housing industry has prompted Fleetwood to modify its manufactured housing sales and distribution strategies. The Company has responded to this industry trend by upgrading its manufactured home retail distribution network, developing alternatives to replace retailers purchased by competitors, and promoting and expanding Fleetwood brand name recognition through exclusive "Fleetwood Home Centers" and through its own retail strategies, including the acquisition of HomeUSA, the Expression Homes initiative and the opening of

Company-owned stores. The Company's entry into the manufactured housing retail business in fiscal 1999 now requires that the Company maintain an inventory of finished homes for purposes of display and immediate sale to retail homebuyers. This is a distinct departure from the Company's manufacturing policy of building homes to order and not maintaining factory inventories of completed homes. As a result, inventories increased sharply during fiscal 1999, rising from $153.7 million in April 1998 to $257.0 million in April 1999.

    As part of the sales process, Fleetwood offers most purchasers of its manufactured homes and recreational vehicles comprehensive one-year warranties against defects in materials and workmanship, excluding only certain components separately warranted by a supplier. With respect to manufactured homes, Fleetwood's warranty is extended to five years for structural, plumbing, heating and electrical system failures. The warranty period for motor homes is one year or until the unit has been driven 15,000 miles, whichever occurs first, except for structural items, which are covered for three years. Annual expenses under such warranties were approximately $137.8 million in fiscal year 1999 and $109.4 million in fiscal year 1998. Approximately 55 percent of the increase in such costs in fiscal 1999 was the result of a change in accounting classification for RV service costs. Fleetwood believes that its warranty program is an investment that enhances its reputation for quality.

    As part of its overall business strategy, Fleetwood has emphasized and focused on the following items.

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

    PROVIDE THE BEST PRODUCT VALUE TO THE CUSTOMER. Fleetwood is committed to offering the best product value in each of its market segments. Fleetwood intends to achieve this by competitively pricing its products and by supplying products superior to those of its competitors by maintaining high quality control and product performance standards. Fleetwood is also committed to being the low-cost producer in each market segment. To accomplish this, Fleetwood (i) continuously improves its manufacturing processes, (ii) generates economies of scale through high volume levels that reduce the impact of fixed costs and (iii) purchases materials and components in large quantities to obtain volume discounts.

    UPGRADE AND EXPAND FLEETWOOD'S RETAIL DISTRIBUTION NETWORKS. Since 1991, Fleetwood reduced the number of independent retail distribution centers approved to sell Fleetwood manufactured housing products from approximately 1,800 to approximately 1,300. Fleetwood believes that this action allowed it to focus its efforts on larger retailers that share Fleetwood's approach to merchandising homes and customer satisfaction. Historically, Fleetwood had not focused on exclusive retailer arrangements and most retailers sold competitive lines; however, in recent years, Fleetwood has developed exclusive retailer arrangements. Currently, approximately 40 percent of Fleetwood's manufactured housing retailers are exclusive, up from approximately 30 percent three years ago. Fleetwood has increased its efforts to develop and implement retail "best practices" for its retailers through Fleetwood sponsored training programs and manuals. Topics of recent training seminars have included professional selling techniques and proper home installation procedures. Fleetwood actively seeks to expand its manufactured housing retail network by adding retailers that meet Fleetwood's criteria.

    With respect to recreational vehicles, Fleetwood is actively implementing "best practices" across its retail network and developing programs to increase the proportion of Fleetwood products sold by its independent retailers. This last initiative also includes increasing the number of exclusive Fleetwood recreational vehicle retailers. In addition, Fleetwood has developed private label recreational vehicle programs to expand retail sales through distribution channels that traditionally have not sold recreational vehicles.

    PROMOTE AND EXPAND "FLEETWOOD" BRAND NAME RECOGNITION. Fleetwood seeks to expand consumer awareness of the "Fleetwood" name in both its manufactured housing and recreational vehicle operations. Beginning in its fiscal year ended April 1997, Fleetwood began working with selected manufactured housing retailers to develop "Fleetwood Home Centers," which exclusively carry Fleetwood products, have consistent signage identifying the location as a Fleetwood Home Center and meet Fleetwood's highest standards for home presentation and customer satisfaction. Fleetwood facilitated the opening of 130 Fleetwood Home Centers, including 40 which are Company-owned, through the end of fiscal 1999. Current plans call for the opening of additional centers in fiscal 2000, some of which will be independent and some Company-owned. In addition, the Company initiated in April 1998 a $20 million national advertising campaign for manufactured homes. The Fleetwood Homes "Quality for Life" theme is being promoted through television, radio, direct marketing, print advertising and billboards/outdoor advertising. In the recreational vehicle group, Fleetwood has leading brand names in each segment; however, Fleetwood seeks to promote each individual brand as a part of the Fleetwood family of recreational vehicles. As an example, Fleetwood is sponsoring a NASCAR driver and team, Dale Jarrett and the Robert Yates Racing Team. As part of the sponsorship arrangement, Fleetwood has its logo on Dale Jarrett's race car and equipment. Fleetwood believes that the NASCAR racing circuit has a large audience, estimated at 90 million, that aligns with Fleetwood's targeted customer categories for recreational vehicles.

PRODUCT FINANCING

    Sales of recreational vehicles and manufactured housing are generally made to retailers under commitments by financial institutions which have agreed to finance retailer purchases. Product financing is currently readily available from a variety of sources including commercial banks, savings and loan institutions, credit unions and consumer finance companies. With respect to manufactured housing, Associates First Capital Corporation ("Associates"), Green Tree Financial Corp. ("Green Tree") and GreenPoint Financial Corp. provide a substantial portion of the financing available for wholesale and retail purchases of manufactured homes.

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

    Until May 1996, Fleetwood owned Fleetwood Credit Corp., which provided a substantial portion of the wholesale and retail financing for sales of Fleetwood's recreational vehicles. Fleetwood sold Fleetwood Credit Corp. to Associates in May 1996. In connection with the sale, an agreement was signed to assure continuing cooperation between Fleetwood and Associates and to facilitate wholesale and retail financing for Fleetwood retailers and customers. In early 1999, Fleetwood Credit Corp. was sold by Associates to NationsBank/Bank of America. Fleetwood agreed to an assignment of the operating agreement to the new owner. Under the agreement, Fleetwood agreed not to promote any other finance company's recreational vehicle financing programs so long as Fleetwood Credit Corp. remains competitive. Fleetwood also agreed to continue subsidizing Fleetwood Credit Corp.'s wholesale financing for Fleetwood's recreational vehicle retailers until the end of fiscal 1998, although at gradually reduced rates. The aggregate cost of wholesale finance subsidies was $1.5 million in fiscal 1998 and $3.8 million in fiscal 1997.

ENGINEERING AND PRODUCT DEVELOPMENT

    Fleetwood develops new products and product enhancements through an integrated product development process that involves cross-functional teams including engineering, manufacturing and marketing personnel. Fleetwood also integrates feedback received through its customer surveys into its product development process. As a result, Fleetwood believes that it is able to proactively design and manufacture products that address both industry trends and specific customer requirements in an efficient cost-effective and timely manner. Product development with respect to recreational vehicles is done on a national basis while manufactured housing is done on a regional basis in order to reflect regional preferences and trends. Amounts spent on engineering and product development totaled $19.2 million in fiscal year 1999 and $16.8 million in fiscal year 1998.

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

EMPLOYEE RELATIONS

    As of April 25, 1999, the Company and its subsidiaries had approximately 21,000 employees. Most full-time employees are provided with paid annual vacations, group life insurance, medical and hospitalization benefits, a retirement plan and other fringe benefits. Approximately 600 of these employees hold management or supervisory positions and work pursuant to written contracts. Pursuant to these contracts, such employees may receive incentive compensation depending on the financial performance of the employer entity, which can represent a substantial part of their total compensation.

    As of April 25, 1999, collective bargaining agreements were in effect at two of Fleetwood's manufacturing locations covering a total of approximately 900 employees. Expiration dates for these agreements are in November 1999 and September 2000. Except for employees at these plants, no other Company employees are represented by a certified labor organization. During fiscal 1999, the Company experienced labor union organizing activity at two other manufacturing locations, but employees at both locations voted against union representation.

COMPETITION AND BUSINESS RISKS

    CYCLICALITY OF THE COMPANY'S BUSINESSES; FLUCTUATIONS IN OPERATING
RESULTS. The industries in which the Company operates are highly cyclical. Companies within both the manufactured housing and recreational vehicle industries are subject to volatility in operating results due to external factors such as economic, demographic and political changes. Factors affecting the manufactured housing industry include availability of financing, interest rates, availability of manufactured home sites, employment trends, consumer confidence and general economic conditions. Factors affecting the recreational vehicle industry include general economic conditions, overall consumer confidence, the level of discretionary consumer spending, interest rates, employment trends, fuel availability and fuel prices. In addition to the preceding factors, the movement of manufactured housing and recreational vehicle retail inventories, either up or down, can have a significant impact on manufacturing operating results. Because of these and other factors, there can be substantial fluctuations in the Company's operating results and the results for any prior period may not be indicative of results for any future period.

    COMPETITION IN THE COMPANY'S BUSINESSES. The manufactured housing industry is highly competitive. As of December 31, 1998, there were approximately 90 manufacturers and approximately 8,000 retail sales centers. The ten largest manufacturers accounted for approximately 78 percent of the wholesale manufactured housing market in 1998, including the Company's sales, which represented 17.7 percent of the market. The manufactured housing retail market is much more fragmented, with the six largest companies accounting for only 29 percent of the retail market in 1998. Manufactured homes compete with new and existing site-built homes, apartments, townhouses and condominiums. The supply of such housing has increased in recent years with the increased availability of construction financing. Competition exists on both the manufacturing and retail levels and is based primarily on price, product features, reputation for service and quality, retail inventory, sales promotions, merchandising and terms and availability of wholesale and retail customer financing. Recent growth in manufacturing capacity in the southern United States has increased competition at both the manufacturing and retail levels and has resulted in both regional and national competitors increasing their presence in the region. Overproduction of manufactured housing in this region could lead to greater competition and result in decreased margins, which could have a material adverse effect on the Company's results of operations.

    The market for recreational vehicles is also highly competitive, and the Company has numerous competitors and potential competitors in this industry. The five largest manufacturers represented approximately 70 percent of the market in 1998, including the Company's sales, which represented 26.1 percent of the market. There can be no assurance that either existing or new competitors will not develop products that are superior to the Company's recreational vehicles or achieve better consumer acceptance.

    FACTORS AFFECTING THE COMPANY'S MANUFACTURED HOUSING MARKET SHARE. The Company's market share in the manufactured housing market, based on unit shipments, declined from 21.6 percent in 1994 to 17.7 percent in 1998, in part because the Company reduced its retail distribution points from approximately 1,800 to 1,470 during the period from January 1994 through December 1998, in order to concentrate on larger dealers that share the Company's approach to merchandising and customer satisfaction. However, the Company has also, from time to time in the past, lost certain significant retailers to competitors. In addition, the recent acquisitions of manufactured housing retailers by the Company's competitors may reduce the Company's retail distribution network and market share, as these retail outlets may choose not to sell the Company's products. There can be no assurance that the Company will be able to adequately replace retailers purchased by competitors if they cease selling the Company's manufactured homes or that the Company will be able to maintain its sales volume or market share in these competitive markets.

    RISKS RELATED TO ENTRY INTO RETAIL DISTRIBUTION. The Company responded to the consolidation in the manufactured housing sector, beginning in early fiscal 1999, by forming its own retail business and establishing a network of Company-owned stores to replace distribution points lost to competitors. The Company has made 16 acquisitions, the first closing in June 1998, and has also opened internally developed greenfield locations. See the discussion in the
BUSINESS: MANUFACTURED HOUSING--RETAIL section on page three. The Company had no prior direct experience in running retail operations before entering into this business. The management of the Company's retail business consists of a mixture of managers from the Company's housing manufacturing business and acquired retail organizations and newly hired individuals from outside the Company. The Company has also utilized the assistance of consultants who are experienced in the retail business in integrating the retail organizations into a cohesive entity. There can be no assurance that the Company's retail management team will be able to successfully integrate its retail network into a successful and profitable business. During the start-up phase, this new business operated at a loss as acquisitions were completed and integrated into the system, the business infrastructure was being established, and new stores were opened. Many of the initial start-up costs are expected to continue as expansion continues in fiscal year 2000.

    CHANGES IN INDUSTRY RETAIL INVENTORIES. Changes in the level of retail inventories in the manufactured housing and recreational vehicle industries, either up or down, can have a significant impact on the Company's operating results. For example, due to the recent rapid expansion of the retail distribution network in the manufactured housing industry, there appears to be an imbalance between industry retail inventories and consumer demand for manufactured homes. Considering current retail demand, it is estimated that there may be a five to six month supply of manufactured homes in retailer inventories industry-wide. If these trends were to continue or if retail demand were to significantly weaken, the inventory overhang could result in intense price competition and pressure on profit margins within the industry. The Company believes that inventories of Fleetwood homes at Company-owned retail stores and at independent retail locations are at appropriate levels relative to retail demand, due in part to the Company's emphasis on reasonable stocking levels, high inventory turn rates and retail sell-through. In spite of these efforts, significant unfavorable developments within the industry would undoubtedly have an adverse impact on Company operating results.

    MANUFACTURED HOUSING GEOGRAPHIC MARKET CONCENTRATION. The market for the Company's manufactured homes is geographically concentrated, with the top 15 states accounting for approximately 69 percent of the industry's total shipments in 1998. The southern United States accounts for a significant portion of the Company's manufactured housing sales. A downturn in this region's economic conditions could have a material adverse effect on the Company's results of operations. There can be no assurance that the demand for manufactured homes will not decline in the southern United States or other areas in which the Company experiences high product sales and any such decline could have a material adverse effect on the Company's results of operations.

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

    CONTINGENT REPURCHASE OBLIGATIONS. In accordance with customary practice in the manufactured housing and recreational vehicle industries, the Company enters into repurchase agreements with various financial institutions pursuant to which the Company agrees, under certain circumstances, to repurchase manufactured homes and recreational vehicles sold to independent retailers in the event of a default by an independent retailer in its obligation to such credit sources. Under the terms of such repurchase agreements, the Company agrees to repurchase manufactured homes and recreational vehicles at declining prices over the period of the agreements (which generally range from 12 to 15 months). Although losses with respect to these contingent repurchase obligations have not been significant, if the Company were obligated to repurchase a substantial number of manufactured homes or recreational vehicles in the future, this could have a material adverse effect on the Company's results of operations.

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

    IMPORTANCE OF CERTAIN SUPPLIERS. Most recreational vehicle and manufactured home components are readily available from a variety of sources. However, certain components are produced by only a small group of quality suppliers which have the capacity to supply large quantities on a national basis. This is especially true in the case of motor home chassis, where Ford Motor Company is the dominant supplier. Shortages, production delays or work stoppages by the employees of such suppliers could have a material adverse effect on Fleetwood's businesses. The inability of the Company to obtain an adequate chassis supply could have a material adverse effect on the Company's results of operations.

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

ITEM 2. PROPERTIES

    The Company owns its executive offices which are located at 3125 Myers Street in Riverside, California. The corporate administrative offices, which occupy 173,500 square feet, are situated on Company-owned parcels of land totaling approximately 18.1 acres. The manufactured housing regional offices are located in California, Florida and Texas and occupy a total of 16,400 square feet of leased office space. The following table describes additional property and buildings utilized for manufacturing, research and development and administrative purposes as of April 25, 1999. For the most part, these properties and buildings are owned by the Company except as noted below.

                                                                                        APPROXIMATE     APPROXIMATE
FACILITY AND LOCATION                                                                     ACREAGE      SQUARE FOOTAGE
------------------------------------------------------------------------------------  ---------------  --------------
Plants Producing Manufactured Housing:
        Glendale, Arizona...........................................................          41.5          120,900
        Riverside, California.......................................................          18.8           97,600
        Woodland, California........................................................          15.8          143,500
        Auburndale, Florida.........................................................          13.7          102,700
        Alma, Georgia...............................................................          43.6          230,000
        Broxton, Georgia............................................................          20.0          132,600
        Douglas, Georgia............................................................          21.9          245,600
        Douglas, Georgia............................................................          20.7          134,100
        Fitzgerald, Georgia.........................................................          18.6          120,900
        Pearson, Georgia............................................................          13.3          133,200
        Pearson, Georgia............................................................          16.2          141,700
        Willacoochee, Georgia.......................................................          33.2          131,500
        Nampa, Idaho................................................................          19.8          156,600
        Nampa, Idaho................................................................          11.4           75,700
        Garrett, Indiana............................................................          22.1          120,800
        Garrett, Indiana............................................................          20.4          104,900
        Benton, Kentucky(1).........................................................          22.4          105,300
        Lexington, Mississippi......................................................          51.6          270,000
        Lumberton, North Carolina...................................................          52.0          115,100
        Mooresville, North Carolina.................................................          21.8          119,300
        Pembroke, North Carolina....................................................          32.4          208,900
        Roxboro, North Carolina.....................................................          20.0           94,700
        Woodburn, Oregon............................................................          22.4          197,300
        Woodburn, Oregon............................................................          29.2           56,500
        Elizabethtown, Pennsylvania.................................................          19.7          116,800
        Gallatin, Tennessee.........................................................          18.2          194,100
        Lafayette, Tennessee........................................................          43.3          133,000
        Westmoreland, Tennessee.....................................................          38.6          146,900
        Westmoreland, Tennessee.....................................................          20.6          114,800
        Belton, Texas...............................................................          53.1          283,600
        Waco, Texas.................................................................          18.1          120,000
        Waco, Texas.................................................................           8.6           78,700
        Waco, Texas.................................................................          19.4           97,200
        Waco, Texas.................................................................          13.0          120,600
        Wichita Falls, Texas........................................................          31.5          126,800
        Rocky Mount, Virginia.......................................................          13.8           83,400
        Rocky Mount, Virginia.......................................................          26.3          135,000
        Woodland, Washington........................................................          18.0          156,500

                                                                                        APPROXIMATE     APPROXIMATE
FACILITY AND LOCATION                                                                     ACREAGE      SQUARE FOOTAGE
------------------------------------------------------------------------------------  ---------------  --------------
Plants Producing Recreational Vehicles:
    Motor Homes:
        Chico, California...........................................................          28.6          153,300
        Riverside, California.......................................................          24.5          163,800
        Decatur, Indiana............................................................          90.0          345,500
        Decatur, Indiana............................................................          25.3          184,700
        Paxinos, Pennsylvania.......................................................          71.6          206,200
    Motor Home Service Facilities:
        Riverside, California.......................................................           9.5           66,000
        Decatur, Indiana............................................................          34.8          176,600
    Travel Trailers:
        Rialto, California(2).......................................................          18.8          115,700
        Riverside, California.......................................................          18.5           68,400
        Crawfordsville, Indiana.....................................................          15.0          131,500
        Hancock, Maryland...........................................................          20.5          107,400
        Williamsport, Maryland......................................................          45.1           82,500
        Omaha, Nebraska.............................................................          22.3          112,100
        Edgerton, Ohio..............................................................          16.6           92,700
        LaGrande, Oregon............................................................          32.0           98,000
        Pendleton, Oregon...........................................................          20.8          198,700
        Longview, Texas.............................................................          46.7          313,100
        Winchester, Virginia........................................................          20.6          122,700
        Lindsay, Ontario, Canada....................................................           9.2          140,800
        Lindsay, Ontario, Canada(3).................................................          20.0           73,200
    Folding Trailers:
        Somerset, Pennsylvania......................................................          42.6          392,500
Plants Producing Components:
        Fontana, California.........................................................          11.9           83,000
        Riverside, California.......................................................          10.0          111,000
        Douglas, Georgia............................................................           3.8           28,000
        Hauser Lake, Idaho..........................................................          28.0           81,000
        Decatur, Indiana............................................................          32.1          216,500
Division Offices and Research and Development Facilities:
        Riverside, California.......................................................          21.9          234,300

RETAIL PROPERTIES

    At the end of fiscal 1999, the Company had 167 retail sales locations in 24 states, of which ten are owned and 157 are leased from third parties. The current annual lease expense related to these properties is approximately $5,700,000.

IDLE FACILITIES

    There were seven idle manufacturing facilities at the end of fiscal 1999 and six at the end of fiscal 1998. During fiscal 1999, the idle travel trailer facility in Lindsay, Ontario, Canada was activated due to the need for additional capacity. The manufactured housing facility in Plant City, Florida and one of the manufactured housing facilities in Lexington, Mississippi were closed.

    The following Company-owned manufacturing facilities (and one service facility) were not in operation as of April 25, 1999.

                                                                                        APPROXIMATE     APPROXIMATE
FACILITY AND LOCATION                                                                     ACREAGE      SQUARE FOOTAGE
------------------------------------------------------------------------------------  ---------------  --------------
Hamilton, Alabama...................................................................          10.2          128,500
Riverside, California...............................................................          12.3          162,100
Plant City, Florida(4)..............................................................          11.5           85,800
Lexington, Mississippi(4)...........................................................          30.5          109,000
Roxboro, North Carolina.............................................................          31.8          114,500
Elizabethtown, Pennsylvania.........................................................          17.5          101,000
Paxinos, Pennsylvania(5)............................................................           7.1           39,600
Longview, Texas.....................................................................          42.8          157,700

---------

(1) New manufacturing facility opened in fiscal 1999.

(2) Includes 4.0 acres and 27,100 square foot building leased from unaffiliated outside party.

(3) Manufacturing facility activated in fiscal 1999.

(4) Manufacturing facility deactivated in fiscal 1999.

(5) Deactivated service facility.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is involved in various legal proceedings, most of which are routine litigation incident to its business, and some of which are covered in whole or in part by insurance. In the opinion of management, none of the uninsured cases involve realistic claims which are material in amount.

    On April 21, 1999, the Company was served with a class action complaint in the case of McManus v. Fleetwood Enterprises, Inc. and General Motors Corporation, which was filed in the District Court of Bexar County, Texas. The Company removed the case to the U.S. District Court for the Western District of Texas, San Antonio Division. The complaint purports to establish a class of purchasers of Fleetwood Class A motor homes with General Motors chassis, and makes claims with respect to the alleged breach of express and implied warranties, negligent misrepresentation and breach of the Texas Deceptive Trade Practices Act and similar statutes from other jurisdictions, and alleges that the Company misrepresented the motor homes' ability to tow an automobile or other vehicle or cargo. No class has been certified, no discovery has been completed as yet and it is not possible at this time to properly assess the risk of an adverse verdict or the magnitude of possible exposure. The case is related, however, to a case in Bexar County District Court, Legnon v. Fleetwood Motor Homes of Pennsylvania, Inc. et al, brought by one of the law firms representing the plaintiffs in McManus, which involves the death of the owner-operator of a 1993 Bounder motor home that was towing a Saturn automobile produced by General Motors. The Company's exposure in the Legnon case, which requests multi-million dollar actual and punitive damages, is covered by insurance.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the shareholders of the Company during the fourth quarter of fiscal year 1999.

EXECUTIVE OFFICERS OF THE COMPANY

    The executive officers of the Company are set forth below:

      NAME                                 TITLE                            AGE
--------------------------------------------------------------------------  ---
Glenn F.         Chairman of the Board and Chief Executive Officer          65
  Kummer.........
Nelson W.        President, Chief Operating Officer and Director            56
  Potter.........
Paul M.          Senior Vice President--Finance and Chief Financial         57
  Bingham........ Officer
Mallory S.       Senior Vice President--Housing Group                       57
  Smith..........
Richard E.       Senior Vice President--Recreational Vehicle Group          52
  Parks..........
William H.       Senior Vice President--General Counsel and Secretary       59
  Lear...........
John G. Pollis... Senior Vice President--Retail Housing Division            59
Carl D.          Vice President--Travel Trailers                            52
  Betcher........
John R. Weiss.... Vice President--Motor Homes                               47
Larry L. Mace.... Vice President--Administration and Supply Subsidiaries    56
Lyle N. Larkin... Vice President--Treasurer and Assistant Secretary         54

    GLENN F. KUMMER has been with the Company since 1965. He was appointed to his current position on January 12, 1998 and served as the Company's President and Chief Operating Officer since 1982.

    NELSON W. POTTER was appointed to his current position on January 12, 1998. Previously, he served as the Company's Executive Vice President--Operations since February 1997 and Vice President--Planning and Corporate Development since 1992. He has been employed by the Company since 1978.

    PAUL M. BINGHAM has been employed by the Company since 1970 and was appointed Chief Financial Officer in 1987. He was appointed to his current position as Senior Vice President in February 1997. Previously, he served as Financial Vice President.

    MALLORY S. SMITH has been with the Company since 1967 and was appointed to his current position in May 1997. Previously, he served as Vice
President--Housing Group Operations from February 1988 until January 1996 when he was appointed Vice President--Housing Group Eastern Region.

    RICHARD E. PARKS has been with the Company since 1983 and was appointed to his current position in April 1997. Previously, he was General Manager of a Company motor home manufacturing plant until he was promoted to the position of Vice President--Motor Homes in April 1995.

    WILLIAM H. LEAR joined the Company in 1971 as Secretary and General Counsel. He became a Vice President in 1978 and was appointed to his current position in March 1998.

    JOHN G. POLLIS joined the Company in 1981 as Director--Marketing in the Company's Housing Group. In May 1996 he was appointed Vice President--Marketing and he received his current assignment in February 1998.

    CARL D. BETCHER has been with the Company since 1973 and was appointed to his current position in August 1997. Previously, he served as General Manager of two different Company manufacturing centers from 1992 until 1997.

    JOHN R. WEISS was appointed to his current position in April 1997. He has been employed by the Company since 1975. He previously served as General Manager of a motor home manufacturing operation from 1993 to 1995 when he became Director--Product Planning and Sales in the motor home division.

    LARRY L. MACE joined the Company in 1973 and was appointed to his current position in January 1998. Previously he served as Vice President--Supply Subsidiaries from 1989.

    LYLE N. LARKIN joined the Company in 1979 and has served as Treasurer since 1990. He was promoted to Vice President in July 1998.

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

                                                                      DIVIDENDS
QUARTER                                          HIGH        LOW        PAID
---------------------------------------------   -------    -------    --------
Fiscal 1999
    First....................................   $46 7/16   $35 7/8     $.17
    Second...................................    37         25          .18
    Third....................................    39 13/16   30 7/8      .18
    Fourth...................................    37 7/16    25          .18
Fiscal 1998
    First....................................   $31        $25 1/8     $.16
    Second...................................    35 1/8     29 5/8      .17
    Third....................................    42 13/16   28 1/8      .17
    Fourth...................................    48         39 3/8      .17

    On April 25, 1999, there were approximately 1,500 shareholders of record of the Company's Common stock.

    The declaration and payment of dividends on Fleetwood Common stock is at the discretion of the Fleetwood Board and depends on Fleetwood's results of operations, financial condition, capital requirements and such other factors as the Fleetwood Board deems relevant. On June 8, 1999, the Fleetwood Board declared a dividend of $.19 per share to stockholders of record on July 2, 1999, payable to stockholders on August 11, 1999.

ITEM 6.  SELECTED FINANCIAL DATA

                  FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA

                                                                  YEARS ENDED APRIL
                                           ---------------------------------------------------------------
                                              1999         1998         1997         1996         1995
                                           -----------  -----------  -----------  -----------  -----------
                                                    (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

Sales....................................  $ 3,490,163  $ 3,050,567  $ 2,874,426  $ 2,809,277  $ 2,807,862
                                           -----------  -----------  -----------  -----------  -----------
                                           -----------  -----------  -----------  -----------  -----------
Income from continuing operations before
  income taxes...........................  $   178,892  $   174,949  $   147,050  $   110,993  $   127,447
Provision for income taxes...............      (71,771)     (66,404)     (56,998)     (41,543)     (52,254)
Minority interest in net loss of
  subsidiary.............................           --           --           --          451          805
                                           -----------  -----------  -----------  -----------  -----------
Income from continuing operations........      107,121      108,545       90,052       69,901       75,998

Income from discontinued operations:
  Income from operations of finance
    subsidiary...........................           --           --          887        9,708        8,635
  Gain on sale of finance subsidiary.....           --           --       33,891           --           --
                                           -----------  -----------  -----------  -----------  -----------
                                                    --           --       34,778        9,708        8,635
                                           -----------  -----------  -----------  -----------  -----------
Net income for basic earnings per
  share..................................      107,121      108,545      124,830       79,609       84,633
                                           -----------  -----------  -----------  -----------  -----------
Distributions on convertible preferred
  stock, net of income taxes.............       11,148        2,499           --           --           --
                                           -----------  -----------  -----------  -----------  -----------
Net income for diluted earnings per
  share..................................  $   118,269  $   111,044  $   124,830  $    79,609  $    84,633
                                           -----------  -----------  -----------  -----------  -----------
                                           -----------  -----------  -----------  -----------  -----------
  Earnings per share--diluted:
  Continuing operations..................  $      2.94  $      3.01  $      2.30  $      1.50  $      1.63
  Discontinued operations:
    Income from operations of finance
      subsidiary.........................           --           --          .02          .21          .19
    Gain on sale of finance subsidiary...           --           --          .87           --           --
                                           -----------  -----------  -----------  -----------  -----------
                                           $      2.94  $      3.01  $      3.19  $      1.71  $      1.82
                                           -----------  -----------  -----------  -----------  -----------
                                           -----------  -----------  -----------  -----------  -----------
Weighted average Common shares--
  diluted................................       40,171       36,933       39,162       46,469       46,531
                                           -----------  -----------  -----------  -----------  -----------
                                           -----------  -----------  -----------  -----------  -----------
BALANCE SHEET DATA:
Cash and investments.....................  $   267,133  $   305,722  $   110,434  $   287,930  $   102,866
Property, plant and equipment, net.......      303,934      277,211      278,331      266,587      262,640
Total assets.............................    1,531,184    1,129,480      871,547    1,108,932      940,374
Long-term debt...........................       55,000       55,000       55,000       80,000           --
Capital Trust preferred securities.......      287,500      287,500           --           --           --
Shareholders' equity.....................      586,703      376,026      443,095      649,137      608,143

OTHER DATA:
Gross profit margin......................         21.6%        19.5%        18.8%        19.0%        18.5%
Operating income margin..................          5.5          5.6          4.9          4.7          4.4
Depreciation and amortization............  $    31,841  $    27,799  $    27,579  $    27,084  $    23,797
Capital expenditures.....................       49,757       37,809       56,184       32,916       67,864
EBITDA*..................................      222,152      197,994      167,138      158,616      146,026

----------

* EBITDA is defined as operating income plus depreciation and amortization expense. While EBITDA should not be considered as a substitute for net income, cash flows from operating activities, or other income statement data or cash flow statement data prepared in accordance with GAAP, or as a measure of profitability or liquidity, management understands that EBITDA is customarily used as a measurement in evaluating companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                             SELECTED SEGMENT DATA
                             (Dollars in thousands)

                                                                   FISCAL YEARS ENDED APRIL
                                             --------------------------------------------------------------------
                                                 1999          1998          1997          1996          1995
                                             ------------  ------------  ------------  ------------  ------------
OPERATING REVENUES:
Manufactured housing--
  Manufacturing............................  $  1,563,966  $  1,487,650  $  1,426,940  $  1,443,016  $  1,370,293
  Retail...................................       332,309            --            --            --            --
  Less intercompany........................      (178,764)           --            --            --            --
                                             ------------  ------------  ------------  ------------  ------------
                                                1,717,511     1,487,650     1,426,940     1,443,016     1,370,293
Recreational vehicles......................     1,729,034     1,518,163     1,395,163     1,317,494     1,387,919
Supply operations..........................        43,618        44,754        52,323        48,767        49,650
                                             ------------  ------------  ------------  ------------  ------------
                                             $  3,490,163  $  3,050,567  $  2,874,426  $  2,809,277  $  2,807,862
                                             ------------  ------------  ------------  ------------  ------------
                                             ------------  ------------  ------------  ------------  ------------
OPERATING INCOME:
Manufactured housing.......................  $     83,933  $     75,896  $     72,980  $    106,433  $     81,204
Housing retail.............................         1,159            --            --            --            --
Recreational vehicles......................       109,667        76,809        77,641        34,086        45,542
Supply operations..........................        16,255        15,437         2,170         2,971         5,855
Corporate and other........................       (20,703)        2,053       (13,232)      (11,958)      (10,372)
                                             ------------  ------------  ------------  ------------  ------------
                                             $    190,311  $    170,195  $    139,559  $    131,532  $    122,229
                                             ------------  ------------  ------------  ------------  ------------
                                             ------------  ------------  ------------  ------------  ------------
UNITS SHIPPED:
Manufactured housing--
  Factory shipments........................        65,877        65,544        65,354        68,990        68,847
  Retail sales.............................         8,255            --            --            --            --
  Less intercompany........................        (7,674)           --            --            --            --
                                             ------------  ------------  ------------  ------------  ------------
                                                   66,458        65,544        65,354        68,990        68,847
                                             ------------  ------------  ------------  ------------  ------------
                                             ------------  ------------  ------------  ------------  ------------
Recreational vehicles--
  Motor homes..............................        14,923        13,525        14,345        13,412        15,370
  Travel trailers..........................        37,208        33,758        31,190        32,387        35,804
  Folding trailers.........................        21,171        20,960        18,524        20,407        19,571
  Slide-in truck campers...................         1,420         1,251         1,184         1,928         1,645
  European shipments.......................            --            --            --           557           626
                                             ------------  ------------  ------------  ------------  ------------
                                                   74,722        69,494        65,243        68,691        73,016
                                             ------------  ------------  ------------  ------------  ------------
                                             ------------  ------------  ------------  ------------  ------------

1999 COMPARED TO 1998

  CONSOLIDATED RESULTS:

    Net income for fiscal year 1999 was $107.1 million or $2.94 per diluted share compared to $108.5 million and $3.01 per share for the prior year. Last year's earnings included a non-recurring after-tax insurance gain of $10.4 million or 28 cents per share attributable to a change in estimate of products liability insurance reserves. Without this gain, earnings for fiscal 1998 would have been $98.1 million or $2.73 per share.

    Higher profits from the Company's core manufacturing businesses led to an eight percent improvement in comparable earnings per share, after excluding last year's insurance gain. The strong manufacturing performance, however, was largely offset by several factors: 1) a $5.2 million pre-tax operating loss from the Company's new and rapidly expanding manufactured housing retail business; 2) the elimination of $16.0 million of intercompany profit on homes sold to Fleetwood-owned retail stores that were in retail inventory at the end of the year; and, 3) a higher effective income tax rate which reduced net earnings approximately $3.9 million or 10 cents per share. Additionally, earnings per share in fiscal 1999 were reduced by a higher number of shares outstanding as a result of retailer acquisitions made during the year.

    Sales for fiscal 1999 rose 14 percent to an all-time high of $ 3.49 billion compared to $3.05 billion for the prior year. This revenue increase resulted from higher manufacturing sales for both housing and recreational vehicles, as well as the addition of $332 million of retail sales.

    Gross profit margin for fiscal 1999 rose to 21.6 percent from 19.5 percent last year, reflecting more efficient recreational vehicle operations and, with respect to manufactured housing, more favorable pricing and lower material costs.

    Operating expenses rose 33 percent to $563.5 million, and also increased as a percentage of sales from 13.9 percent to 16.1 percent. Last year's operating costs were reduced by the non-recurring insurance gain of $16.2 million before taxes. Excluding this unusual item from the comparison, operating costs in 1999 actually increased $123.2 million or 28 percent. The new housing retail business accounted for about $68 million of the increase in operating costs in fiscal 1999. Selling expenses rose 32 percent to $278.0 million, with the housing retail operation accounting for 40 percent of the increase. Higher selling costs were incurred in manufacturing operations for advertising, sales compensation and product warranty and service. General and administrative expenses of $285.5 million, including the effect of the aforementioned insurance gain, were up 33 percent, primarily due to the addition of $43 million in retail costs, which represented over half of the increase. The increase attributable to manufacturing was primarily due to higher management incentive compensation as a result of higher manufacturing profits. As a percentage of sales, selling expenses increased from 6.9 percent to 8.0 percent and general and administrative expenses rose from 7.0 percent to 8.2 percent.

    Non-operating items totaled a net expense of $11.4 million compared to income of $4.8 million a year ago. This $16.2 million change was mainly caused by a $17.5 million distribution on convertible preferred securities and $6.3 million of interest expense on retail inventory floor plan financing. The convertible preferred securities were issued during the fourth quarter of the prior fiscal year, and since the retail business is new, there was no retail inventory financing expense last year. These items were partially offset by a $4.0 million increase in investment income that originated from higher invested balances.

    The effective tax rate rose to 40.1 percent compared to 38.0 percent last year. The increase primarily reflects the impact of the amortization of goodwill recorded in conjunction with retail acquisitions, which is not deductible for tax purposes.

  MANUFACTURED HOUSING:

    Factory sales of manufactured housing increased five percent to a record $1.56 billion in fiscal 1999. This included intercompany sales of $179 million to the Company's retail housing division. Shipments for the year were up less than one percent to 65,877 homes.

    Operating income for the housing group rose 11 percent in fiscal 1999 to $83.9 million due to higher gross margins and the rise in sales volume. The margin improvement mainly resulted from raw material cost reductions and increases in product selling prices. Operating income in the current year is net of $16.0 million of intercompany profit eliminated in consolidation, as discussed previously. As a percentage of sales, operating income in fiscal 1999 was 5.4 percent compared to 5.1 percent in the prior year.

  RECREATIONAL VEHICLES:

    RV revenues for fiscal 1999 were up 14 percent to $1.73 billion, with all three RV divisions posting record sales. Motor home sales surpassed the billion dollar mark for the first time, climbing 18 percent to a new high of $1.06 billion, as shipments rose 10 percent to 14,923 units. Both towable segments reached record levels in fiscal 1999, with travel trailer sales rising nine percent to $549 million and folding trailer sales increasing five percent to nearly $116 million. Travel trailer shipments were up 10 percent to 38,628 units, while folding trailer unit volume increased one percent to 21,171.

    Fiscal 1999 operating income for the RV group surged 43 percent over the prior year to $109.7 million as a result of higher sales volume and improved gross margins. The margin improvement primarily stems from a turnaround in motor home operations which were not producing at efficient levels last year. RV operating margin in fiscal 1999 rose to 6.3 percent of sales from 5.1 percent in the prior year.

  SUPPLY OPERATIONS:

    Revenue for the Company's supply group was $44 million in fiscal 1999, down from $45 million in fiscal 1998, mostly due to a slightly reduced emphasis on outside lumber sales. Operating income of $16.3 million in fiscal 1999 was up five percent from the prior year as a result of higher sales of imported parts and components.

  RETAIL HOUSING OPERATIONS:

    Fleetwood's housing retail division recorded revenues of $332 million in fiscal 1999 on the sale of 8,255 homes. Operating income, before $6.3 million of interest expense on inventory floor plan financing, was $1.2 million or less than one percent of sales.

1998 COMPARED TO 1997

  CONSOLIDATED RESULTS:

    Earnings from continuing operations reached an all-time high in fiscal 1998, rising 21 percent to $108.5 million compared to $90.1 million last year. Diluted earnings per share from continuing operations improved an even greater 31 percent to $3.01 compared to $2.30 in the prior year, due to significant share repurchases over the past two years. The fiscal 1998 per share amount gives effect to the dilutive impact of convertible preferred stock issued by the Company in February 1998.

    Fiscal 1998 earnings included a non-recurring after-tax gain of $10.4 million or 28 cents per share recognized in the first quarter from a significant insurance transaction as explained below (see Change in Estimate of Insurance Reserves). Earnings in fiscal 1997 totaled $124.8 million or $3.19 per share on a diluted basis, and included a gain of $33.9 million or 87 cents per share on the sale of the Company's RV finance subsidiary.

    Sales for fiscal 1998 reached a record $3.05 billion, a six percent gain over last year's $2.87 billion, due to a four percent rise in manufactured housing sales and a nine percent increase in recreational vehicle volume.

    Gross profit margin for fiscal 1998 rose to 19.5 percent from 18.8 percent in fiscal 1997. Improved housing margins in fiscal 1998 more than offset the effect of lower RV margins, which were impacted by higher motor home production costs.

    Operating expenses in fiscal 1998, which included the effect of the change in estimate of insurance reserves, rose six percent to $424.1 million, but remained the same as a percentage of sales at 13.9 percent. As a percentage of sales, selling expenses were up from 6.3 percent in fiscal 1997 to 6.9 percent in fiscal 1998, while general and administrative expenses fell from 7.6 percent to 7.0 percent in fiscal 1998. Selling expenses increased 16 percent to $210.2 million, primarily reflecting higher advertising expenses as well as increases for sales promotion and product warranty costs. General and administrative expenses were down two percent to $213.9 million largely due to the change in estimate of insurance reserves, which more than offset the effect of higher management incentive compensation stemming from improved profits.

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

    RV operating income was $76.8 million in fiscal 1998, off one percent from the prior year. As a percentage of sales, operating income fell from 5.6 percent to 5.1 percent in fiscal 1998. Despite the rise in RV sales volume, margins decreased because of a decline in profitability of the Company's motor home division. Motor home profits in fiscal 1998 were impacted by higher production costs due to a major initiative designed to realign factory production and increase capacity for the manufacture of popular upscale Class A models. RV group operating income was reduced approximately $3.9 million in fiscal 1998 by a change in the method of allocating intercompany supply group profits as explained below.

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

  CHANGE IN ESTIMATE OF INSURANCE RESERVES:

    The Company self insures its primary layer of products liability risk. Products liability reserves are based upon claims projections from an independent actuarial study. There can be significant variability in claims experience from year to year, and there is typically a long loss development period for products cases. Accordingly, actuarial projections are updated annually to reflect current loss development trends, which results in frequent adjustments to reserves for prior years' cases. Because of the variability and long loss development of products liability claims, the Company actuary has consistently followed conservative reserving practices. In July 1997, after several years of favorable claims experience, the Company was able to lower its self-insured retention (i.e., deductible) from $47.5 million to $18.7 million (of which losses of $9.3 million have been paid) for a five-year underwriting period between 1991 and 1995 by entering into a commercial insurance contract. Prior to entering into the insurance contract, the Company carefully reviewed the economics of the transaction and its implications as to current reserve levels. The Company concluded that, based upon recent favorable loss development trends (a factor that was clearly confirmed by the proposed insurance arrangement), a change in estimate of reserves was appropriate. The outcome was a $19.3 million adjustment to estimated reserves, offset by a $3.1 million premium for the outside insurance. This resulted in an addition to fiscal 1998 operating income of $16.2 million before taxes, and an increase to after-tax earnings of $10.4 million or 28 cents per share.

LIQUIDITY AND CAPITAL RESOURCES

    The Company generally relies upon internally generated cash flows to satisfy working capital needs and to fund capital expenditures. Positive internal cash flows were generated in fiscal years 1999 and 1998 to support manufacturing operations and to fund capital expenditures and shareholder dividends. Cash generated from operations in fiscal 1999 improved to $146.4 million compared to $118.2 million last year, mainly as a result of a reduction in working capital used in manufacturing operations. The Company maintained a strong cash position in both years, with cash and investments totaling $267.1 million in 1999 and $305.7 million in 1998. Cash received a boost late in fiscal 1998 from the proceeds of a $287.5 million convertible preferred securities offering.

    Cash outflows in fiscal 1999 included $118.0 million disbursed for the acquisition of retail housing companies, the largest of which was HomeUSA. This was in addition to $131.4 million in Common stock issued as part of the consideration for the acquisitions. The acquisition of retail businesses during the year resulted in several significant changes in the composition of assets and liabilities as reflected in fiscal 1999 year-end balances. Major balance sheet changes in fiscal 1999 included increases of $126.2 million for retail inventories, $233.9 million for goodwill and $125.3 million for inventory floor plan financing liability. Cash outflows in 1999 also included capital expenditures of $49.8 million, Common stock repurchases of $24.9 million and dividends to Common shareholders of $24.7 million.

    Cash outflows in fiscal 1998 included $177.2 million for the purchase of 5.2 million shares of Common stock from the Company's founder and former Chairman of the Board. Other cash uses included capital expenditures of $37.8 million and dividends to Common shareholders of $23.7 million.

    Capital expenditures in fiscal 1999 and 1998 included additions to manufacturing and retail capacity and the normal replacement of machinery and equipment. The Company added one new manufactured housing plant in fiscal 1999 that became operational in the second fiscal quarter, and a new travel trailer factory was added in fiscal 1998 to replace an older existing facility. With respect to retail operations, the Company built 30 new sales centers and acquired 137 locations during fiscal 1999.

    Capital expenditures for manufacturing capacity in fiscal 2000 are expected to be on a par with the relatively modest levels of the past two years, reflecting the Company's belief that, with few exceptions, current capacity is ample to satisfy expected near-term levels of consumer demand for its products. The Company's housing retail strategy during fiscal 2000 will primarily involve the development of Company-owned sales centers. Including retail store development, total capital expenditures for the year are expected to range from $60 million to $70 million. This includes the normal replacement of existing machinery and equipment, but excludes any expenditures for potential acquisitions. Management anticipates that capital expenditures will be funded with a combination of existing resources and expected cash flows.

    During the seasonally slow winter months (typically November through February), the Company has historically built inventories of RV's in order to meet peak demand for these products in the spring. This is usually accomplished without the use of debt financing; however, there have been occasions when the Company has required the short-term use of uncommitted bank credit lines. No such borrowings were necessary in fiscal 1998 or 1999. The Company has uncommitted credit lines with its principal bank and another bank which are used only to support standby letters of credit. With respect to the Company's retail operation, the Company has arrangements with several financial institutions to provide retail inventory floor plan financing, which totaled $125.3 million at the end of fiscal 1999. It is expected that as new retail stores are added in fiscal 2000, additional borrowings will be necessary to fund higher levels of retail inventories.

    The Company anticipates that a combination of cash flow from operating activities and existing financial resources, along with available lines of credit for retail inventory financing, will be adequate to satisfy its currently foreseeable liquidity needs, including capital expenditure requirements.

YEAR 2000

    Fleetwood is dependent on a cluster of centralized computers to provide data in support of vital company-wide operational and accounting functions. Many of the computer processes used to generate this data were programmed in-house following the common practice of using only two digits to designate a year. Other software purchased by the Company was written using the same convention. As the year 2000 approaches, programs with such date-related logic will not be able to distinguish between the years 1900 and 2000, potentially causing software and hardware to fail, generate erroneous calculations or present information in an unusable form. In recognition of this potential, the Company launched a year 2000 project in February 1996 to identify and correct all offending computer code that was written internally and to upgrade or replace any purchased software that was non-compliant. At this date, the project, including thorough testing and certification, is substantially complete. A few tasks remaining relate to the implementation of vendor upgrades and replacements of purchased software and are expected to be completed by the third quarter of calendar 1999.

    The Company's dependence on non-information technology which utilizes embedded chip controllers is minimal. Nevertheless, as part of the year 2000 project, an inventory of all such equipment has been conducted, disclosing that most is not calendar-date sensitive. In isolated cases where remediation is required, repair or replacement will be completed by the end of the third calendar quarter.

    The Company has relationships with various third parties on whom it relies to provide goods and services necessary for the manufacture and distribution of its products. These include vendors, suppliers and financial institutions. As part of its determination of year 2000 readiness, the Company has identified material relationships with third party vendors and suppliers and has completed a survey intended to assess the status of their year 2000 compliance. Responses from the survey indicate that key suppliers to the Company, including financial institutions, plan to be compliant by year end.

    The Company sells its products mostly through numerous independent retailers, none of which account for a material part of the Company's total sales. Due to the broad diversification of these retailers, the risk associated with potential business interruptions as a result of year 2000 non-compliance is not considered significant.

    The Company believes that the worst case scenario relative to year 2000 issues would be a significant disruption of production due to wide-spread failures of vendors and suppliers to provide critical materials and services, including utilities. Because of the broad geographical disbursement of the Company's manufacturing facilities and the diversification of vendors for most materials and components, the Company believes that such a disruption is unlikely. Where the Company is dependent on a few or sole source suppliers to provide a crucial product or component, measures have been taken, where possible, to identify alternate vendors who can supply the required material and provide assurance of year 2000 readiness. The Company's most significant exposure in this area is with a few manufacturers which supply most of the chassis used in the production of motor homes. All such suppliers have provided the Company with specific assurances of year 2000 compliance.

    It is anticipated that the Company's year 2000 project will substantially reduce the risk of significant business interruptions, but there is no assurance that all material risks can be eliminated. Failure to detect and correct all internal instances of non-compliance or the inability of third parties to achieve timely compliance could result in the interruption of normal business operations which could, depending on its duration, have a material adverse effect on the Company's financial statements. The Company has begun the process of assessing potential year 2000 failures and designing contingency plans to mitigate the effect of such occurrences. This effort is expected to be completed during the third calendar quarter of 1999.

    The total cost of the Company's year 2000 efforts, including hardware, software, related consulting costs and assessment of third party compliance is estimated to be about $1.2 million, which is not material to the Company's financial statements.

MARKET RISK

    The Company is exposed to market risks related to fluctuations in interest rates on its marketable investments and variable rate debt, which consists of notes payable to an insurance company and the liability for flooring of manufactured housing retail inventories. The Company does not use interest rate swaps, futures contracts or options on futures, or other types of derivative financial instruments.

    The vast majority of the Company's marketable investments are in fixed rate securities with average original maturity dates of approximately two weeks, minimizing the effect of interest rate fluctuations on their fair value.

    For fixed rate debt, changes in interest rates generally affect the fair market value, but not earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not influence fair market value, but do affect future earnings and cash flows. The Company does not have an obligation to prepay fixed rate debt prior to maturity, and as a result, interest rate risk and changes in fair market value should not have a significant impact on such debt until the Company would be required to refinance it. Holding the variable rate debt balance constant, each one percentage point increase in interest rates occurring on the first day of the year would result in an increase in interest expense for the coming year of approximately $1.8 million.

    The Company does not believe that future market interest rate risks related to its marketable investments or debt obligations will have a material impact on the Company or the results of its future operations.

OTHER

    In 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) No. 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This Statement provides guidance on accounting for the costs of computer software developed or obtained for internal use and provides guidance for determining whether computer software is for internal use. Also in 1998, the AICPA issued SOP No. 98-5 "Reporting on the Costs of Start-Up Activities." This Statement provides guidance on the accounting for start-up costs and organization costs. Management plans to adopt these Statements in fiscal 2000 and believes that their adoption will not have a material impact on the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Fleetwood Enterprises, Inc.

    We have audited the accompanying consolidated balance sheets of FLEETWOOD ENTERPRISES, INC. (a Delaware Corporation) and subsidiaries as of April 25, 1999 and April 26, 1998, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended April 25, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fleetwood Enterprises, Inc. and subsidiaries as of April 25, 1999 and April 26, 1998, and the results of their operations and their cash flows for each of the three years in the period ended April 25, 1999 in conformity with generally accepted accounting principles.

Orange County, California

June 21, 1999

                          FLEETWOOD ENTERPRISES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                                  YEARS ENDED APRIL
                                                                       ----------------------------------------
                                                                          1999           1998           1997
                                                                       ----------     ----------     ----------
Net sales:
  Manufacturing...................................................     $3,336,618     $3,050,567     $2,874,426
  Retail..........................................................        332,309             --             --
  Less intercompany...............................................       (178,764)            --             --
                                                                       ----------     ----------     ----------
                                                                        3,490,163      3,050,567      2,874,426

Cost of products sold.............................................      2,736,324      2,456,288      2,334,840
                                                                       ----------     ----------     ----------
  Gross profit....................................................        753,839        594,279        539,586

Operating expenses................................................        563,528        424,084        400,027
                                                                       ----------     ----------     ----------
  Operating income................................................        190,311        170,195        139,559

Other income (expense):
  Investment income...............................................         16,590         12,542         12,298
  Interest on long-term debt......................................         (3,523)        (3,567)        (4,035)
  Interest on inventory floor plan financing......................         (6,314)            --             --
  Distribution on preferred securities of Fleetwood
    Capital Trust.................................................        (17,523)        (3,936)            --
  Other...........................................................           (649)          (285)          (772)
                                                                       ----------     ----------     ----------
                                                                          (11,419)         4,754          7,491
                                                                       ----------     ----------     ----------
Income from continuing operations before provision for income
  taxes...........................................................        178,892        174,949        147,050
Provision for income taxes........................................        (71,771)       (66,404)       (56,998)
                                                                       ----------     ----------     ----------
Income from continuing operations.................................        107,121        108,545         90,052

Income from discontinued operations, net of income taxes:
  Income from operations of finance subsidiary....................             --             --            887
  Gain on sale of finance subsidiary..............................             --             --         33,891
                                                                       ----------     ----------     ----------
Net income........................................................     $  107,121     $  108,545     $  124,830
                                                                       ----------     ----------     ----------
                                                                       ----------     ----------     ----------

Earnings per share:                                                 BASIC  DILUTED   BASIC  DILUTED   BASIC  DILUTED
                                                                    -----  -------   -----  -------   -----  -------
  Continuing operations...........................................  $3.16   $2.94    $3.09   $3.01    $2.36   $2.30
  Discontinued operations:
    Income from operations of finance subsidiary..................     --      --       --      --      .02     .02
    Gain on sale of finance subsidiary............................     --      --       --      --      .88     .87
                                                                    --------------   --------------   --------------
  Total...........................................................  $3.16   $2.94    $3.09   $3.01    $3.26   $3.19
                                                                    --------------   --------------   --------------
                                                                    --------------   --------------   --------------
Weighted average Common shares--basic.............................          33,880           35,090           38,238
                                                                    --------------   --------------   --------------
                                                                    --------------   --------------   --------------
Weighted average Common shares--diluted...........................          40,171           36,933           39,162
                                                                    --------------   --------------   --------------
                                                                    --------------   --------------   --------------

        The accompanying notes are an integral part of these statements.

                          FLEETWOOD ENTERPRISES, INC.

                          CONSOLIDATED BALANCE SHEETS

                             (AMOUNTS IN THOUSANDS)

                                                                                          APRIL 25,    APRIL 26,
                                                                                            1999         1998
                                                                                         -----------  -----------
                                        ASSETS

Cash...................................................................................  $    25,602  $    28,143
Marketable investments.................................................................      231,672      255,919
Receivables............................................................................      245,847      195,388
Inventories............................................................................      257,034      153,746
Deferred tax benefits--current.........................................................       33,637       30,212
Other current assets...................................................................       26,397       19,443
                                                                                         -----------  -----------
    Total current assets...............................................................      820,189      682,851

Property, plant and equipment..........................................................      303,934      277,211
Marketable investments maturing after one year.........................................        9,859       21,660
Deferred tax benefits--non-current.....................................................       47,932       45,042
Cash value of Company-owned life insurance.............................................       64,880       63,355
Goodwill...............................................................................      247,681       13,745
Other assets...........................................................................       36,709       25,616
                                                                                         -----------  -----------
                                                                                         $ 1,531,184  $ 1,129,480
                                                                                         -----------  -----------
                                                                                         -----------  -----------
                         LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable.......................................................................  $   138,261  $   118,481
Employee compensation and benefits.....................................................       90,266       74,435
Federal and state income taxes.........................................................        4,759        8,800
Retail flooring liability..............................................................      125,275           --
Other current liabilities..............................................................      156,159      124,086
                                                                                         -----------  -----------
    Total current liabilities..........................................................      514,720      325,802

Deferred compensation and retirement benefits..........................................       60,832       58,272
Insurance reserves.....................................................................       26,429       26,880
Long-term debt.........................................................................       55,000       55,000
                                                                                         -----------  -----------
    Total liabilities..................................................................      656,981      465,954
                                                                                         -----------  -----------
Contingent liabilities

Company-obligated manditorily redeemable convertible preferred securities of Fleetwood
  Capital Trust holding solely 6% convertible subordinated debentures of the Company...      287,500      287,500

Shareholders' equity:
  Preferred stock, $1 par value, authorized 10,000,000 shares, none outstanding........           --           --
  Common stock, $1 par value, authorized 75,000,000 shares, outstanding 35,198,000 at
    April 25, 1999 and 31,451,000 at April 26, 1998....................................       35,198       31,451
  Capital surplus......................................................................      202,244       54,340
  Retained earnings....................................................................      351,769      291,696
  Accumulated other comprehensive income (loss)........................................       (2,508)      (1,461)
                                                                                         -----------  -----------
                                                                                             586,703      376,026
                                                                                         -----------  -----------
                                                                                         $ 1,531,184  $ 1,129,480
                                                                                         -----------  -----------
                                                                                         -----------  -----------

      The accompanying notes are an integral part of these balance sheets.

                          FLEETWOOD ENTERPRISES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                     YEARS ENDED APRIL
                                          ---------------------------------------
                                             1999          1998          1997
                                          -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income............................  $   107,121   $   108,545   $   124,830
  Adjustments to reconcile net income to
    net cash provided by operating
    activities:
    Depreciation expense................       27,615        27,538        25,581
    Amortization of intangibles and
      goodwill..........................        4,226           261         1,998
    Losses on sales of property, plant
      and equipment.....................          649           284           772
    Gain on sale of finance
      subsidiary........................           --            --       (33,891)
    Changes in assets and liabilities--
      Increase in receivables...........      (32,794)      (14,303)       (7,705)
      Increase in inventories...........       (3,124)       (8,233)       (7,614)
      Increase in deferred tax
        benefits........................       (7,638)       (3,969)       (6,061)
      Increase in cash value of
        Company-owned life insurance....       (1,525)      (16,521)      (15,881)
      (Increase) decrease in other
        assets..........................      (17,195)      (12,952)        9,452
      Increase in accounts payable......          694        11,732         1,899
      Increase in retail flooring
        liability.......................       31,889            --            --
      Increase (decrease) in other
        liabilities.....................       36,493        25,770        (8,242)
                                          -----------   -----------   -----------
  Net cash provided by operating
    activities..........................      146,411       118,152        85,138
                                          -----------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of investment securities:
    Held-to-maturity....................   (5,217,764)   (6,785,086)   (4,666,426)
    Available-for-sale..................      (75,902)      (68,384)   (1,540,292)
  Proceeds from maturity of investment
    securities:
    Held-to-maturity....................    5,237,570     6,578,453     4,681,526
    Available-for-sale..................       50,459        15,480     1,461,573
  Proceeds from sale of
    available-for-sale investment
    securities..........................       41,044        54,626       263,202
  Purchases of property, plant and
    equipment...........................      (49,757)      (37,809)      (56,184)
  Proceeds from sales of property, plant
    and equipment.......................       10,558        11,107        18,087
  Acquisition of retail companies net of
    $10,141 cash acquired...............     (117,975)           --            --
  Change in net assets of discontinued
    operation...........................           --            --          (887)
  Proceeds from sale of finance
    subsidiary..........................           --            --       132,222
                                          -----------   -----------   -----------
  Net cash provided by (used in)
    investing activities................     (121,767)     (231,613)      292,821
                                          -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of Trust
    preferred securities................           --       287,500            --
  Cost of issuance of Trust preferred
    securities..........................           --        (8,048)           --
  Repayment of long-term debt...........           --            --       (25,000)
  Dividends to Common shareholders......      (24,672)      (23,744)      (24,408)
  Proceeds from exercise of stock
    options.............................       22,826        25,770         5,502
  Purchase of Common stock..............      (24,933)     (177,168)     (311,738)
                                          -----------   -----------   -----------
  Net cash provided by (used in)
    financing activities................      (26,779)      104,310      (355,644)
                                          -----------   -----------   -----------
Foreign currency translation
  adjustment............................         (406)         (596)         (217)
                                          -----------   -----------   -----------
Increase (decrease) in cash.............       (2,541)       (9,747)       22,098
Cash at beginning of year...............       28,143        37,890        15,792
                                          -----------   -----------   -----------
Cash at end of year.....................  $    25,602   $    28,143   $    37,890
                                          -----------   -----------   -----------
                                          -----------   -----------   -----------
Supplementary disclosures:
  Interest paid.........................  $     9,749   $     3,084   $     4,039
  Income taxes paid.....................       84,456        56,813        67,330
                                          -----------   -----------   -----------
                                          -----------   -----------   -----------

        The accompanying notes are an integral part of these statements.

                          FLEETWOOD ENTERPRISES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                             (AMOUNTS IN THOUSANDS)

                                                   COMMON STOCK                               ACCUMULATED
                                              ----------------------                             OTHER           TOTAL
                                                NUMBER                 CAPITAL    RETAINED   COMPREHENSIVE   SHAREHOLDERS'
                                               OF SHARES    AMOUNT     SURPLUS    EARNINGS   INCOME (LOSS)      EQUITY
                                              -----------  ---------  ---------  ----------  --------------  -------------
BALANCE APRIL 28, 1996......................      45,640   $  45,640  $  42,758  $  561,500    $     (761)    $   649,137
                                              -----------  ---------  ---------  ----------       -------    -------------
Comprehensive income:
  Net income................................          --          --         --     124,830            --         124,830
  Other comprehensive income:
    Foreign currency translation, net of
      taxes of $145.........................          --          --         --          --          (217)           (217)
    Investment securities, net of taxes of
      $7....................................          --          --         --          --           (11)            (11)
                                                                                                             -------------
Comprehensive income........................          --          --         --          --            --         124,602
Cash dividends declared on Common stock.....          --          --         --     (24,408)           --         (24,408)
Stock options exercised (including related
  tax benefits).............................         393         393      5,109          --            --           5,502
Purchase of Common stock....................     (10,286)    (10,286)   (10,183)   (291,269)           --        (311,738)
                                              -----------  ---------  ---------  ----------       -------    -------------
BALANCE APRIL 27, 1997......................      35,747      35,747     37,684     370,653          (989)        443,095
                                              -----------  ---------  ---------  ----------       -------    -------------
Comprehensive income:
  Net income................................          --          --         --     108,545            --         108,545
  Other comprehensive income:
    Foreign currency translation, net of
      taxes of $459.........................          --          --         --          --          (596)           (596)
    Investment securities, net of taxes of
      $71...................................          --          --         --          --           124             124
                                                                                                             -------------
Comprehensive income........................          --          --         --          --            --         108,073
Cash dividends declared on Common stock.....          --          --         --     (23,744)           --         (23,744)
Stock options exercised (including related
  tax benefits).............................         907         907     24,863          --            --          25,770
Purchase of Common stock....................      (5,203)     (5,203)    (8,207)   (163,758)           --        (177,168)
                                              -----------  ---------  ---------  ----------       -------    -------------
BALANCE APRIL 26, 1998......................      31,451      31,451     54,340     291,696        (1,461)        376,026
                                              -----------  ---------  ---------  ----------       -------    -------------
Comprehensive income:
  Net income................................          --          --         --     107,121            --         107,121
  Other comprehensive income:
    Foreign currency translation, net of
      taxes of $312.........................          --          --         --          --          (406)           (406)
    Investment securities, net of taxes of
      $375..................................          --          --         --          --          (641)           (641)
                                                                                                             -------------
Comprehensive income........................          --          --         --          --            --         106,074
Cash dividends declared on Common stock.....          --          --         --     (24,672)           --         (24,672)
Stock options exercised (including related
  tax benefits).............................         952         952     21,874          --            --          22,826
Purchase of Common stock....................        (765)       (765)    (1,792)    (22,376)           --         (24,933)
Stock issued for acquisitions...............       3,560       3,560    127,822          --            --         131,382
                                              -----------  ---------  ---------  ----------       -------    -------------
BALANCE APRIL 25, 1999......................      35,198   $  35,198  $ 202,244  $  351,769    $   (2,508)    $   586,703
                                              -----------  ---------  ---------  ----------       -------    -------------
                                              -----------  ---------  ---------  ----------       -------    -------------

        The accompanying notes are an integral part of these statements.

                          FLEETWOOD ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (A) PRINCIPLES OF CONSOLIDATION:

    The consolidated financial statements include the accounts of Fleetwood Enterprises, Inc. and its wholly owned subsidiaries. The term "Company" used herein means Fleetwood Enterprises, Inc. and its subsidiaries, unless otherwise indicated by the context. All material intercompany accounts and transactions have been eliminated.

    The financial statements for fiscal 1997 have been restated to show the operations of Fleetwood Credit Corp., the Company's wholly owned finance subsidiary, as a discontinued operation. The subsidiary was sold in May 1996 as explained in Note 4.

  (B) REVENUE RECOGNITION:

    For manufacturing operations, sales are recorded when products are shipped from factories to the Company's dealers. Sales to Company-owned retail operations are eliminated in consolidation. The vast majority of manufacturing sales are made for cash, with most dealers financing their purchases under flooring arrangements with banks or finance companies. Products are not sold on consignment and dealers do not have the right to return products.

    Retail home sales consist of new and pre-owned manufactured homes as well as retailer-installed options and set-up and delivery. Retail home sales are recognized upon passage of title and, in the case of credit sales (which represent the majority of the Company's retail sales), upon the execution of the loan agreement and other required documentation and receipt of a designated minimum down payment. The Company also sells pre-owned manufactured homes on consignment from third parties for which the Company records a sales commission when sold to customers. Home sales exclude any sales and use taxes collected.

    The Company receives agent's commissions on insurance policies issued by unrelated insurance companies. Insurance commissions are recognized as part of retail revenues at the time the policies are written.

    The Company arranges financing for retail home buyers through various lending institutions for which the Company receives certain financing fees, which are recognized in retail revenues along with the sale of the related home.

  (C) FOREIGN CURRENCY TRANSLATION:

    Exchange adjustments resulting from foreign currency transactions are recognized currently in income, whereas adjustments resulting from the translation of financial statements are reflected in other comprehensive income as a separate component of shareholders' equity. The assets and liabilities of the Canadian operation (which are not material) are translated to U.S. dollars at current exchange rates. Revenues and expenses are translated at the average exchange rates for the year. Gains or losses on foreign currency transactions in fiscal years 1999, 1998 and 1997 were not material.

                          FLEETWOOD ENTERPRISES, INC.

  (D) INVENTORY VALUATION:

    Inventories are valued at the lower of cost (first-in, first-out) or market. Manufacturing cost includes materials, labor and manufacturing overhead. Retail finished goods are valued at cost less intercompany manufacturing profit. Inventories consist of the following:

                                                                        APRIL 25,   APRIL 26,
                                                                           1999        1998
                                                                        ----------  ----------
                                                                        (AMOUNTS IN THOUSANDS)
Manufacturing inventory--
  Raw materials.......................................................  $  108,813  $  111,875
  Work in process.....................................................      28,015      27,327
  Finished goods......................................................       9,973      14,544
                                                                        ----------  ----------
                                                                           146,801     153,746
                                                                        ----------  ----------
Retail inventory--
  Finished goods......................................................     126,239          --
  Less manufacturing profit...........................................     (16,006)         --
                                                                        ----------  ----------
                                                                           110,233          --
                                                                        ----------  ----------
                                                                        $  257,034  $  153,746
                                                                        ----------  ----------
                                                                        ----------  ----------

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

  (F) DEPRECIATION:

    Depreciation is provided using straight-line or accelerated methods based on the following estimated useful lives:

    - Buildings and improvements--10-40 years

    - Machinery and equipment--3-15 years

  (G) GOODWILL:

    Goodwill represents the excess of cost over the fair value of assets acquired and is amortized using the straight-line method over 40 years.

  (H) WARRANTY COSTS AND DEALER VOLUME REBATES:

    Estimated costs related to product warranties and dealer volume rebates are accrued at the time products are sold.

  (I) RESEARCH AND DEVELOPMENT COSTS AND ADVERTISING EXPENSE:

    The Company follows the policy of charging research and development costs against income in the periods incurred. Expenditures for product research and development activities were $19.2 million in 1999, $16.8 million in 1998 and $17.2 million in 1997. Advertising expenditures, which were also charged against

                          FLEETWOOD ENTERPRISES, INC.

income in the periods incurred, totaled $19.5 million in 1999 and $7.4 million in 1998. Advertising expenditures were not material in 1997.

  (J) EARNINGS PER SHARE:

    The Company adopted Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings Per Share," in fiscal year 1998. The Consolidated Statements of Income reflect both basic and diluted earnings per share as required by SFAS
128. See additional information in Note 16.

  (K) ACCOUNTING PERIOD:

    The Company's fiscal year ends on the last Sunday in April. The year-ending dates for the past three fiscal years were April 25, 1999, April 26, 1998 and April 27, 1997, respectively. Included in the consolidated financial statements are the results of Fleetwood Retail Corp. (FRC), the Company's wholly owned housing retail subsidiary, for the 12 months ended March 31, 1999. As is customary in the housing retail business, FRC follows a calendar year accounting period.

  (L) CASH FLOW STATEMENTS:

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

  (N) USE OF ESTIMATES:

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

(2) SUPPLEMENTAL INFORMATION ON INSURANCE AND REAL ESTATE SUBSIDIARIES

    The insurance subsidiary was formed primarily for the purpose of insuring products liability risks of the parent company and its subsidiaries. The real estate subsidiary was formed for the purpose of participating in site-built housing construction. As of April 25, 1999, the investment in real estate consisted

                          FLEETWOOD ENTERPRISES, INC.

of raw land, and there were no real estate development activities in process. Condensed financial information for these subsidiaries, excluding intercompany eliminations, is as follows:

                                                                                     1999       1998       1997
                                                                                   ---------  ---------  ---------
                                                                                       (AMOUNTS IN THOUSANDS)
Insurance subsidiary:
  Investments....................................................................  $  44,132  $  51,482  $  53,620
  Other assets...................................................................     13,936     10,197      3,429
  Reserves for losses............................................................     26,073     26,339     43,332
  Other liabilities..............................................................      5,758     12,919      9,137
  Net premiums...................................................................      4,327      2,524      8,384
  Underwriting income............................................................      4,569     23,780      8,603
  Investment income..............................................................      3,069      3,610      5,458
  Net income.....................................................................      4,834     17,468      9,929

Real estate subsidiary:
  Land...........................................................................  $   2,800  $   2,800  $   2,800
  Other assets...................................................................      1,056      1,078      1,082
  Net loss.......................................................................        (22)        (5)       (22)

(3) INVESTMENTS

    The Company has a cash management program which provides for the investment of excess cash balances primarily in short-term money market instruments and intermediate-term debt instruments. Investments consist of time deposits, U.S. Treasury obligations, tax-exempt instruments and other non-equity type investments stated at cost, which approximates market.

    Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities," requires that all applicable investments be classified as trading securities, available-for-sale securities or held-to-maturity securities. The Company did not have any investments classified as trading securities during the periods presented. The statement further requires that held-to-maturity securities be reported at amortized cost and available-for-sale securities be reported at fair value, with unrealized gains and losses excluded from earnings but reported in other comprehensive income as a separate component of shareholders' equity (net of the effect of income taxes) until they are sold. At the time of sale, any gains or losses, calculated by the specific identification method, will be recognized as a component of operating results.

                          FLEETWOOD ENTERPRISES, INC.

    The following is a summary of investment securities as of April 25, 1999 and April 26, 1998:

                                                                                     GROSS          GROSS
                                                                     AMORTIZED    UNREALIZED     UNREALIZED     ESTIMATED
                                                                       COST          GAINS         LOSSES      FAIR VALUE
                                                                    -----------  -------------  -------------  -----------
                                                                                    (AMOUNTS IN THOUSANDS)
APRIL 25, 1999
AVAILABLE-FOR-SALE SECURITIES:
U.S. Treasury securities and obligations of U.S. government
  agencies........................................................   $   8,907     $     129      $      24     $   9,012
U.S. corporate securities.........................................      17,631            21            444        17,208
Foreign government obligations....................................       2,322            16             --         2,338
Foreign corporate securities......................................      15,445            67            188        15,324
Other debt securities.............................................         366            80             --           446
                                                                    -----------        -----          -----    -----------
                                                                     $  44,671     $     313      $     656     $  44,328
                                                                    -----------        -----          -----    -----------
                                                                    -----------        -----          -----    -----------
APRIL 26, 1998
AVAILABLE-FOR-SALE SECURITIES:
U.S. Treasury securities and obligations of U.S. government
  agencies........................................................   $  13,671     $      82      $       5     $  13,748
U.S. corporate securities.........................................      41,244           229             71        41,402
Foreign government obligations....................................       3,136            10              1         3,145
Other debt securities.............................................       2,221            54             --         2,275
                                                                    -----------        -----          -----    -----------
                                                                     $  60,272     $     375      $      77     $  60,570
                                                                    -----------        -----          -----    -----------
                                                                    -----------        -----          -----    -----------

    The amortized cost and estimated fair value of the securities at April 25, 1999, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

                                                                           COST     FAIR VALUE
                                                                        ----------  ----------
                                                                        (AMOUNTS IN THOUSANDS)
APRIL 25, 1999
AVAILABLE-FOR-SALE:
  Due in one year or less.............................................  $   34,937  $   34,469
  Due after one year through five years...............................       5,556       5,672
  Due after five years through ten years..............................       4,178       4,187
                                                                        ----------  ----------
                                                                        $   44,671  $   44,328
                                                                        ----------  ----------
                                                                        ----------  ----------
HELD-TO-MATURITY:
  All due in one year or less.........................................  $  197,203  $  197,203
                                                                        ----------  ----------
                                                                        ----------  ----------

                          FLEETWOOD ENTERPRISES, INC.

    Investment income for fiscal years 1999, 1998 and 1997 consisted of the following (amounts in thousands):

                                                                 1999       1998       1997
                                                               ---------  ---------  ---------
Interest income..............................................  $  16,787  $  12,407  $  11,939
Gross realized gains.........................................          1        284      1,077
Gross realized losses........................................        (43)        (4)      (461)
Investment management fees...................................       (155)      (145)      (257)
                                                               ---------  ---------  ---------
                                                               $  16,590  $  12,542  $  12,298
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

(4) DISCONTINUED OPERATIONS

    In May 1996, the Company completed the sale of Fleetwood Credit Corp., a wholly owned RV finance subsidiary, to Associates First Capital Corporation. Under the terms of the agreement, Associates acquired all of the outstanding stock of Fleetwood Credit Corp. for $156.6 million (before income taxes) in cash.

    Income from the discontinued operation of the finance company was $887,000 in 1997, net of income taxes of $511,000. The gain on the sale of the finance subsidiary recorded in 1997 was $33,891,000, which is net of $19,607,000 for income taxes.

(5) PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment is stated at cost and consists of the following:

                                                                           1999        1998
                                                                        ----------  ----------
                                                                        (AMOUNTS IN THOUSANDS)
Land..................................................................  $   18,687  $   17,304
Buildings and improvements............................................     322,730     291,075
Machinery and equipment...............................................     148,651     132,428
Idle facilities, net of accumulated depreciation......................      23,529      20,784
                                                                        ----------  ----------
                                                                           513,597     461,591
Less accumulated depreciation.........................................    (209,663)   (184,380)
                                                                        ----------  ----------
                                                                        $  303,934  $  277,211
                                                                        ----------  ----------
                                                                        ----------  ----------

    Idle facilities include closed plants and certain other properties which are not in current use by the Company. There were seven idle plant facilities at the end of 1999 and six idle plant facilities at the end of 1998. During the year, one idle facility was activated and two existing facilities were deactivated.

    The carrying value of idle facilities was $23,529,000 at April 25, 1999 and $20,784,000 at April 26, 1998, net of accumulated depreciation of $9,951,000 and $8,881,000, respectively. In the opinion of management, the carrying values of idle facilities are not in excess of net realizable value.

(6) RETAIL ACQUISITIONS AND GOODWILL

    The goodwill amount presented on the financial statements primarily resulted from the acquisition of housing retail operations during fiscal year 1999. The acquisitions were accounted for as purchases and were valued based on the estimated fair value of the assets acquired and liabilities assumed with respect to each acquisition at the dates of acquisition. Preliminary purchase price allocations were made pending subsequent settlements and earnouts based on performance in periods subsequent to acquisition.

                          FLEETWOOD ENTERPRISES, INC.

    As of April 25, 1999, accumulated amortization totaled $5.4 million. Net goodwill from sources other than acquisitions of retail operations was $5.3 million, and almost entirely originated from the previous acquisition of a folding trailer operation.

    The Company periodically evaluates the recoverability of goodwill resulting from business acquisitions and measures the amount of impairment, if any, by assessing current and future levels of income and cash flows as well as other factors, such as business trends and prospects and market and economic conditions. In the opinion of management, there is no material impairment in the value of goodwill.

    Below is a summary of the details of housing retail acquisitions during fiscal 1999 (amounts in thousands).

DETAILS OF ACQUISITIONS:
  Fair value of assets acquired...................................................  $  381,449
  Liabilities assumed.............................................................     121,951
                                                                                    ----------
  Acquisition price...............................................................     259,498
  Less cash acquired..............................................................     (10,141)
  Less Common stock issued for acquisitions.......................................    (131,382)
                                                                                    ----------
  Net cash paid for acquisitions..................................................  $  117,975
                                                                                    ----------
                                                                                    ----------
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Common stock issued for acquisitions............................................  $  131,382
                                                                                    ----------
                                                                                    ----------

    Had the acquisitions occurred at the beginning of the prior fiscal year, the unaudited and pro forma net sales, net income, diluted earnings per share and diluted weighted average number of Common shares outstanding would be as follows:

                                                                        1999          1998
                                                                    ------------  ------------
                                                                      (AMOUNTS IN THOUSANDS
                                                                      EXCEPT PER SHARE DATA)
Net sales.........................................................  $  3,583,971  $  3,262,918
Net income........................................................       117,472       108,049
Diluted earnings per share........................................  $       2.83  $       2.64
Diluted weighted average shares outstanding.......................        41,501        40,950

(7) LONG-TERM DEBT

    On April 22, 1996, the Company assumed from the discontinued finance subsidiary $80,000,000 in notes payable to The Prudential Insurance Company of America. The debt is subject to certain financial covenants as defined in the loan agreement. One $25,000,000 note matured and was paid off on schedule in August 1996. The other two notes have floating interest rates and mature in November 2001 and June 2005. The floating rates are based on the three-month LIBOR rate. Interest expense on these notes totaled $3.5 million for fiscal 1999, $3.6 million in fiscal 1998 and $4.0 million in fiscal 1997.

                                                                                      CURRENT
MATURITY                                                                           INTEREST RATE
----------------------------------------------------------------     AMOUNTS      ---------------
                                                                  --------------
                                                                  (IN THOUSANDS)
Due in 2001.....................................................    $   30,000            5.59%
Due in 2005.....................................................        25,000            5.57
                                                                       -------
                                                                    $   55,000
                                                                       -------
                                                                       -------

                          FLEETWOOD ENTERPRISES, INC.

(8) CONVERTIBLE TRUST PREFERRED SECURITIES

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

    Distributions on the Securities are cumulative and will be paid quarterly in arrears at an annual rate of 6%. The Company has the option to defer payment of the distributions for an extended period of up to 20 consecutive quarters, so long as the Company is not in default in the payment of interest on the Debentures. Considered together, the undertakings under the Trust, the related Indentures and Guarantees and the convertible subordinated Debentures constitute a full and unconditional guarantee by the Company of the Trust's obligations under the Securities.

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

(9) RETIREMENT AND DEFERRED COMPENSATION PLANS

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

                                                           QUALIFIED  NON-QUALIFIED
                                                             PLANS        PLANS        TOTAL
                                                           ---------  -------------  ---------
                                                                 (AMOUNTS IN THOUSANDS)
1999.....................................................  $  22,944    $   3,828    $  26,772
1998.....................................................     20,400        3,045       23,445
1997.....................................................     21,244        2,081       23,325

    In addition to non-qualified retirement plans, the Company has a deferred compensation plan that allows for the voluntary deferral of a portion of managers' compensation. Participant balances in the various non-qualified plans are credited with interest at a rate set at the discretion of the Company which, for the three years ended April 1999, was the prime rate as published by a major U.S. bank. To enhance security for the benefits payable under these plans, the Company has established a "Rabbi Trust," funded with Company-owned life insurance (COLI) policies on the lives of participants. The assets of the trust are not generally available to the Company or its creditors except in the event of the Company's insolvency. COLI premium payments to the trust were $15.8 million in both 1998 and 1997. In March 1999, the Company effected an exchange under section 1035 of the Internal Revenue Code, in which most of the policies from the original insurance carrier were exchanged for policies with a new carrier. As a result, no premium payments were made in 1999. The total liability for benefits accrued under the non-qualified plans at the end of 1999 and 1998 totaled $60.8 million and $58.3 million, respectively. The cash values of the related trust assets reflected in the accompanying balance sheets were $64.9 million and $63.4 million, respectively, at those same dates.

                          FLEETWOOD ENTERPRISES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

(10) INCOME TAXES

    The provision for income taxes for each of the three years in the period ended April 25, 1999 is summarized below:

                                                                                     1999       1998       1997
                                                                                   ---------  ---------  ---------
                                                                                       (AMOUNTS IN THOUSANDS)
Current:
  U.S. Federal...................................................................  $  64,455  $  55,982  $  51,729
  Foreign........................................................................      1,545      1,888      1,020
  State..........................................................................     12,086     12,503     10,310
                                                                                   ---------  ---------  ---------
                                                                                      78,086     70,373     63,059
                                                                                   ---------  ---------  ---------
Deferred, principally Federal:
  Insurance reserves.............................................................     (1,768)    (7,182)     3,053
  Other..........................................................................     (4,547)     3,213     (9,114)
                                                                                   ---------  ---------  ---------
                                                                                      (6,315)    (3,969)    (6,061)
                                                                                   ---------  ---------  ---------
                                                                                   $  71,771  $  66,404  $  56,998
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

    The provisions for income taxes computed by applying the Federal statutory rate to income before taxes are reconciled to the actual provisions for fiscal years 1999, 1998 and 1997 as follows:

                                                          1999                   1998                   1997
                                                  ---------------------  ---------------------  ---------------------
                                                    AMOUNT        %        AMOUNT        %        AMOUNT        %
                                                  ----------  ---------  ----------  ---------  ----------  ---------
                                                                        (AMOUNTS IN THOUSANDS)
Income before provision for income taxes:
    U.S. Federal................................  $  173,895       97.2% $  171,938       98.3% $  144,813       98.5%
    Foreign.....................................       4,997        2.8       3,011        1.7       2,237        1.5
                                                  ----------  ---------  ----------  ---------  ----------  ---------
                                                  $  178,892      100.0% $  174,949      100.0% $  147,050      100.0%
                                                  ----------  ---------  ----------  ---------  ----------  ---------
                                                  ----------  ---------  ----------  ---------  ----------  ---------
Computed statutory tax..........................  $   62,612       35.0% $   61,232       35.0% $   51,468       35.0%
State income taxes, net.........................       8,554        4.8       7,468        4.3       6,209        4.2
Tax-exempt income...............................          --         --          --         --        (240)       (.1)
Other items, net................................         605         .3      (2,296)      (1.3)       (439)       (.3)
                                                  ----------  ---------  ----------  ---------  ----------  ---------
                                                  $   71,771       40.1% $   66,404       38.0% $   56,998       38.8%
                                                  ----------  ---------  ----------  ---------  ----------  ---------
                                                  ----------  ---------  ----------  ---------  ----------  ---------

    The components of the Company's deferred income tax benefits (liabilities) as of April 25, 1999 and April 26, 1998 were as follows:

                                                                         1999       1998
                                                                       ---------  ---------
                                                                           (AMOUNTS IN
                                                                            THOUSANDS)
Insurance reserves...................................................  $  17,831  $  16,063
Deferred compensation................................................     23,666     22,437
Product warranty reserves............................................     23,061     20,237
Dealer volume rebates................................................      7,014      5,741
Depreciation.........................................................       (117)    (2,336)
Other financial accruals.............................................     10,114     13,112
                                                                       ---------  ---------
                                                                       $  81,569  $  75,254
                                                                       ---------  ---------
                                                                       ---------  ---------

                          FLEETWOOD ENTERPRISES, INC.

    The net deferred tax asset summarized above is considered realizable; however, the amount could be reduced if tax rates are reduced in the future.

(11) RETAIL FLOORING LIABILITY

    Retail flooring liability represents amounts borrowed by Company-owned retail sales centers to finance inventory purchases of manufactured homes. All but a minor portion of the amount outstanding at April 25, 1999 was financed under agreements with two national floor plan lenders that provide for a security interest in the units financed and repayment at the time the units are sold. Substantially all amounts outstanding bear interest at the prime rate less one percent (approximately 6.75 percent at year end) or prime rate less one quarter percent (approximately 7.50 percent at year end).

(12) OTHER CURRENT LIABILITIES

    Other current liabilities consist of the following:

                                                                         1999        1998
                                                                      ----------  ----------
                                                                      (AMOUNTS IN THOUSANDS)
Dividends payable to shareholders...................................  $    6,344  $    5,335
Dealer volume rebates...............................................      23,639      25,630
Product warranty reserves...........................................      59,631      52,232
Other...............................................................      66,545      40,889
                                                                      ----------  ----------
                                                                      $  156,159  $  124,086
                                                                      ----------  ----------
                                                                      ----------  ----------

(13) FAIR VALUE OF FINANCIAL INSTRUMENTS

    The Company has estimated the fair value of its financial instruments in compliance with Statement of Financial Accounting Standard No. 107, "Disclosure About Fair Value of Financial Instruments." The estimates were made as of April 25, 1999 based on relevant market information. Financial instruments include cash, investments, retail flooring liability, debt and convertible preferred securities. See Note 3 regarding discussion on investments. The estimated fair value of financial instruments and the valuation techniques used to estimate the fair value were as follows (amounts in thousands):

                                                                           APRIL 25, 1999
                                                                       -----------------------
                                                                                    ESTIMATED
                                                                       BOOK VALUE   FAIR VALUE
                                                                       -----------  ----------
Cash.................................................................   $  25,602   $   25,602
Retail flooring liability............................................     125,275      125,275
Long-term debt.......................................................      55,000       55,000
Convertible preferred securities.....................................     287,500      287,500

    CASH:  The fair value approximates book value.

    RETAIL FLOORING, TERM DEBT AND CONVERTIBLE PREFERRED SECURITIES: The fair values of retail flooring liability, term debt and convertible preferred securities were estimated based on a present value discounted cash flow analysis using rates the Company would have to pay currently to acquire similar financing for similar remaining terms.

                          FLEETWOOD ENTERPRISES, INC.

(14) CONTINGENT LIABILITIES

    As is customary in the manufactured housing and recreational vehicle industries, the Company is contingently liable at April 25, 1999 under the terms of repurchase agreements with many financial institutions providing inventory financing for retailers of the Company's products. The contingent liability under these agreements approximates the amount financed, reduced by the resale value of any products which may be repurchased, and the risk of loss is spread over numerous retailers and financial institutions. Losses under these agreements have not been significant in the past.

(15) RESULTS BY QUARTER (UNAUDITED)

    The unaudited results by quarter for fiscal years 1999 and 1998 are shown below:

                                                                     FIRST       SECOND      THIRD       FOURTH
FISCAL YEAR ENDED APRIL 1999:                                       QUARTER     QUARTER     QUARTER     QUARTER
-----------------------------------------------------------------  ----------  ----------  ----------  ----------
                                                                    (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
Revenues.........................................................  $  840,155  $  897,840  $  804,411  $  947,757
Operating income.................................................      50,251      54,861      39,533      45,666
Income before taxes..............................................      49,973      51,949      35,913      41,057
Net income for basic earnings per share..........................      30,225      31,111      21,261      24,524
Net income for diluted earnings per share........................      33,006      33,891      24,042      27,330
Earnings per share:
  Basic..........................................................  $      .96  $      .92  $      .61  $      .70
  Diluted........................................................         .86         .84         .59         .66
Weighted average Common shares:
  Basic..........................................................      31,621      33,896      34,806      35,196
  Diluted........................................................      38,242      40,257      41,019      41,302


                                                                     FIRST       SECOND      THIRD       FOURTH
FISCAL YEAR ENDED APRIL 1998:                                       QUARTER     QUARTER     QUARTER     QUARTER
-----------------------------------------------------------------  ----------  ----------  ----------  ----------
                                                                    (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
Revenues.........................................................  $  728,454  $  769,089  $  710,620  $  842,404
Operating income.................................................      49,074      44,450      32,073      44,598
Income before taxes..............................................      50,344      45,862      34,664      44,079
Net income for basic earnings per share..........................      30,942      28,124      21,149      28,330
Net income for diluted earnings per share........................      30,942      28,124      21,149      30,829
Earnings per share:
  Basic..........................................................  $      .86  $      .78  $      .58  $      .88
  Diluted........................................................         .84         .77         .57         .81
Weighted average Common shares:
  Basic..........................................................      35,843      35,948      36,256      32,313
  Diluted........................................................      36,668      36,514      36,884      37,859

(16) EARNINGS PER SHARE

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

                                                       1999                   1998                   1997
                                               ---------------------  ---------------------  --------------------
                                                           WEIGHTED               WEIGHTED              WEIGHTED
                                                            AVERAGE                AVERAGE               AVERAGE
                                                 INCOME     SHARES      INCOME     SHARES     INCOME     SHARES
                                               ----------  ---------  ----------  ---------  ---------  ---------
                                                                     (AMOUNTS IN THOUSANDS)
Earnings used for basic EPS..................  $  107,121     33,880  $  108,545     35,090  $  90,052     38,238
Effect of dilutive securities:
  Stock options..............................          --        390          --        627         --        924
  Preferred securities.......................      11,148      5,901       2,499      1,216         --         --
                                               ----------  ---------  ----------  ---------  ---------  ---------
Earnings used for diluted EPS................  $  118,269     40,171  $  111,044     36,933  $  90,052     39,162
                                               ----------  ---------  ----------  ---------  ---------  ---------
                                               ----------  ---------  ----------  ---------  ---------  ---------

(17) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BALANCES

    The Company has adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. The following reflects the balances and activity, net of tax, for the components of accumulated other comprehensive income (loss) for the period:

                                                                                                        ACCUMULATED
                                                                           FOREIGN      UNREALIZED         OTHER
                                                                          CURRENCY    GAINS (LOSSES)   COMPREHENSIVE
                                                                            ITEMS      ON SECURITIES   INCOME (LOSS)
                                                                         -----------  ---------------  --------------
                                                                                    (AMOUNTS IN THOUSANDS)
Balance April 26, 1998.................................................   $  (1,759)     $     298       $   (1,461)
                                                                         -----------         -----          -------
  Foreign currency translation adjustment..............................        (406)            --             (406)
  Unrealized losses....................................................          --           (683)            (683)
  Reclassification adjustment for losses included in net income, net of
    taxes of $27.......................................................          --             42               42
                                                                         -----------         -----          -------
  Net..................................................................        (406)          (641)          (1,047)
                                                                         -----------         -----          -------
Balance April 25, 1999.................................................   $  (2,165)     $    (343)      $   (2,508)
                                                                         -----------         -----          -------
                                                                         -----------         -----          -------

(18) STOCK-BASED INCENTIVE COMPENSATION PLANS

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

                          FLEETWOOD ENTERPRISES, INC.

    Had compensation costs for these plans been determined consistent with Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                                        1999        1998        1997
                                                                     ----------  ----------  ----------
                                                                           (AMOUNTS IN THOUSANDS
                                                                           EXCEPT PER SHARE DATA)
Net income:                     As reported........................  $  107,121  $  108,545  $  124,830
                                Pro forma..........................     101,347     106,014     122,241

Diluted earnings per share:     As reported........................  $     2.94  $     3.01  $     3.19
                                Pro forma..........................        2.52        2.87        3.12

    Because the SFAS No. 123 method of accounting has not been applied to options granted prior to May 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

    The following is a summary of the stock option activity (including those from the expired plan) for employees and non-employee directors for fiscal years 1999, 1998 and 1997.

                                                    1999                     1998                     1997
                                           -----------------------  -----------------------  -----------------------
                                                        WTD. AVG.                WTD. AVG.                WTD. AVG.
                                                        EXERCISE                 EXERCISE                 EXERCISE
                                             SHARES       PRICE       SHARES       PRICE       SHARES       PRICE
                                           ----------  -----------  ----------  -----------  ----------  -----------
Outstanding at beginning of year.........   2,163,424   $   22.19    2,606,524   $   19.95    2,531,224   $   17.47
Granted..................................   1,452,452       32.03      481,300       28.10      476,400       28.27
Exercised................................    (951,851)      20.06     (907,400)      18.72     (392,600)      14.45
Forfeited................................     (53,232)      30.66      (17,000)      27.46       (8,500)      28.38
                                           ----------  -----------  ----------  -----------  ----------  -----------
Outstanding at end of year...............   2,610,793   $   28.29    2,163,424   $   22.19    2,606,524   $   19.95
                                           ----------  -----------  ----------  -----------  ----------  -----------
                                           ----------  -----------  ----------  -----------  ----------  -----------
Exercisable at end of year...............   1,663,316   $   27.32    1,976,224   $   21.62    2,523,624   $   19.65
                                           ----------  -----------  ----------  -----------  ----------  -----------
                                           ----------  -----------  ----------  -----------  ----------  -----------
Weighted average fair value of options
  granted................................               $   11.78                $    9.01                $    9.30
                                                       -----------              -----------              -----------
                                                       -----------              -----------              -----------

    The 2,610,793 options outstanding at April 25, 1999 have exercise prices ranging from $16.81 to $39.38 and a weighted average remaining contractual life of 8.1 years.

    The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in fiscal years 1999, 1998 and 1997, respectively: risk-free interest rates of 6.0 percent; expected dividend yields of 3.0 percent, 3.0 percent and 2.5 percent; expected lives of six, six and seven years; and, expected volatility of 35 percent, 34 percent and 35 percent.

(19) STOCKHOLDER RIGHTS PLAN

    On September 15, 1998, the Company's Board of Directors adopted a new stockholder rights agreement to replace the previous plan which expired on November 9, 1998, granting certain new rights to holders of the Company's Common stock. Under the new plan, which was effective November 10, 1998, one right was granted for each share of Common stock held as of November 9, 1998, and one right will be granted for each share subsequently issued. Each right entitles the holder, in an unfriendly takeover

                          FLEETWOOD ENTERPRISES, INC.

situation, and after paying the exercise price (currently $160), to purchase Fleetwood Common stock having a market value equal to two times the exercise price. Also, if the Company is merged into another corporation, or if 50 percent or more of the Company's assets are sold, then rightholders are entitled, upon payment of the exercise price, to buy common shares of the acquiring corporation at a 50 percent discount from their then-current market value. In either situation, these rights are not available to the acquiring party. However, these exercise features will not be activated if the acquiring party makes an offer to acquire all of the Company's outstanding shares at a price which is judged by the Board of Directors to be fair to all Fleetwood stockholders. The rights may be redeemed by the Company under certain circumstances at the rate of $.02 per right. The rights will expire on November 9, 2008.

(20) CHANGE IN ESTIMATE OF INSURANCE RESERVES

    In July 1997, the Company recorded a $19.3 million change in estimate in its products liability insurance reserves and concurrently paid a $3.1 million premium to an outside insurance company to lower its self-insured retention (i.e., deductible) on its products liability insurance. The net effect of these transactions was an addition to operating income of $16.2 million ($10.4 million after tax or 28 cents per share).

(21) INDUSTRY SEGMENT INFORMATION

    The Company conducts manufacturing operations principally in two industries, manufactured housing and recreational vehicles, as well as retail operations in the manufactured housing business. On a smaller scale, the Company operates supply companies which provide fiberglass parts, lumber and other wood components to its primary businesses, while also generating outside sales. Manufacturing operations are conducted in the United States and to a much lesser extent in Canada. Retail operations are conducted exclusively in the U.S. The operations of the Company's wholly owned insurance and real estate subsidiaries have been included in the "Corporate and Other" category because the impact on consolidated operating income is not material. Operating profit is total revenue less cost of sales and operating expenses. None of the following items have been included in the computation of operating profit for the individual operating segments: corporate expenses, non-operating income and expenses and income taxes. Identifiable assets are those assets used in the operation of each industry segment. Corporate assets primarily consist of cash, investments, deferred tax benefits, cash value of Company-owned life insurance, other assets and idle facilities. Information with respect to industry segments as of April 25, 1999, April 26, 1998 and April 27, 1997, and for each of the years then ended is set forth as follows:

                                                                                                  ADJUSTMENTS
                                MANUFACTURED   RECREATIONAL    SUPPLY                 CORPORATE       AND
                                   HOUSING       VEHICLES    OPERATIONS     RETAIL    AND OTHER   ELIMINATIONS     TOTAL
                                -------------  ------------  -----------  ----------  ----------  ------------  ------------
                                                                   (AMOUNTS IN THOUSANDS)
1999
Operating revenues............   $ 1,563,966   $  1,729,034   $  43,618   $  332,309  $    4,327   $ (183,091)  $  3,490,163
Operating profit (loss).......        83,933        109,667      16,255        1,159     (20,703)          --        190,311
Identifiable assets...........       282,896        300,821      41,344      420,512     485,611           --      1,531,184
Depreciation..................        13,487          8,088       2,148        1,552       2,340           --         27,615
Amortization..................            --            248          --        3,692         286           --          4,226
Capital expenditures..........        13,014         10,421       1,171       19,375       5,776           --         49,757

                          FLEETWOOD ENTERPRISES, INC.

                                                                                                  ADJUSTMENTS
                                MANUFACTURED   RECREATIONAL    SUPPLY                 CORPORATE       AND
                                   HOUSING       VEHICLES    OPERATIONS     RETAIL    AND OTHER   ELIMINATIONS     TOTAL
                                -------------  ------------  -----------  ----------  ----------  ------------  ------------
                                                                   (AMOUNTS IN THOUSANDS)
1998
Operating revenues............   $ 1,487,650   $  1,518,163   $  44,754           --  $    2,524   $   (2,524)  $  3,050,567
Operating profit (loss).......        75,896         76,809      15,437           --       2,053           --        170,195
Identifiable assets...........       286,308        308,420      35,985           --     498,767           --      1,129,480
Depreciation..................        14,195          9,029       2,134           --       2,180           --         27,538
Amortization..................            --            261          --           --          --           --            261
Capital expenditures..........        12,127         18,968       1,338           --       5,376           --         37,809

1997
Operating revenues............   $ 1,426,940   $  1,395,163   $  52,323           --  $    8,384   $   (8,384)  $  2,874,426
Operating profit (loss).......        72,980         77,641       2,170           --     (13,232)          --        139,559
Identifiable assets...........       286,081        280,345      39,551           --     265,570           --        871,547
Depreciation..................        12,628          8,774       2,070           --       2,109           --         25,581
Amortization..................            --          1,998          --           --          --           --          1,998
Capital expenditures..........        40,444          8,868       2,156           --       4,716           --         56,184

ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE MATTERS

    None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information regarding directors and executive officers as required by
Item 401 of Regulation S-K is set forth in Part I of this report under the caption "Executive Officers of the Company" and on pages two through four of the Company's proxy statement which will be filed with the Securities and Exchange Commission not later than 120 days after April 25, 1999, and by this reference is incorporated herein.

ITEM 11. MANAGEMENT REMUNERATION AND TRANSACTIONS

    The information required by Item 402 of Regulation S-K is set forth on pages eight through ten of the Company's proxy statement which will be filed with the Securities and Exchange Commission not later than 120 days after April 25, 1999, and by this reference is incorporated herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by Item 403 of Regulation S-K is set forth on pages six and seven of the Company's proxy statement which will be filed with the Securities and Exchange Commission not later than 120 days after April 25, 1999, and by this reference is incorporated herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information regarding certain relationships and related transactions as required by Item 404 of Regulation S-K, if any, is set forth in the Company's proxy statement which will be filed with the Securities and Exchange Commission not later than 120 days after April 25, 1999, and by this reference is incorporated herein.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a)  Financial Statements
                 (1)  Financial Statements included in Part II of this report:
                      Report of Independent Public Accountants
                      Consolidated Statements of Income for each of the three years in the period ended April 25, 1999
                      Consolidated Balance Sheets at April 25, 1999 and April 26, 1998
                      Consolidated Statements of Cash Flows for each of the three years in the period ended April 25,
                        1999
                      Consolidated Statements of Changes in Shareholders' Equity for each of the three years in the period ended April 25, 1999
                      Notes to Consolidated Financial Statements
                 (2)  Financial Statement Schedules
                      Financial statement schedules not filed have been omitted for the reason that the required information is shown in the financial statements or notes thereto, the amounts involved are not significant, or the required matter is not present.
                 (3)  Exhibits and Index to Exhibits*:
                             3.  (a)        Restated Certificate of Incorporation.
                                 (b)        Amendment to Restated Certificate of Incorporation.
                                 (c)        Restated Bylaws of the Company.
                             4.  (a)        Rights Agreement dated November 10, 1998, between the Company and the First
                                            National Bank of Boston used in connection with a stockholder rights plan.
                                 (b)        Amended Certificate of Designation, Preferences and Rights of Series A Junior
                                            Participating Preferred Stock filed September 17, 1998.
                             9.  Not applicable.
                            10.  Material Contracts.
                                 (a)        Form of employment agreement between the Company and each of its officers.
                                 (b)        Amended and Restated Deferred Compensation Plan.
                                 (c)        Amended and Restated Supplemental Benefit Plan.
                                 (d)        Amended and Restated Long-Term Incentive Compensation Plan.
                                 (e)        1982 Stock Option Plan.
                                 (f)        Amended and Restated Benefit Restoration Plan.
                                 (g)        Dividend Equivalent Plan.
                                 (h)        Amended and Restated 1992 Stock-Based Incentive Compensation Plan.
                                 (i)        The 1992 Non-Employee Director Stock Option Plan.
                                 (j)        Senior Executive Incentive Compensation Plan.
                                 (k)        Operating Agreement between Fleetwood Enterprises, Inc. and Fleetwood Credit
                                            Corp.

               PAGE
             REFERENCE
           -------------
      (a)
                    25
                    26
                    27
                    28
                    29
                    30

                            11.  Not applicable.
                            12.  Not applicable.
                            13.  Not applicable.
                            18.  Not applicable.
                            19.  Not applicable.
                            21.  Subsidiaries of the Registrant.
                            22.  Not applicable.
                            23.  Consent of independent public accountants.
                            24.  Not applicable.
                            27.  Not applicable.
      (b)  Reports on Form 8-K
           On February 2, 1999, the Company filed a report on Form 8-K regarding updated information on legal proceedings and announcements of acquisitions of manufactured housing retailers.

               PAGE
             REFERENCE
           -------------
      (b)

---------

   *These documents were included with previous filings as shown below and are hereby incorporated by reference:

Item 3(a):    Filed with the Company's 10-K Annual Report for the year ended April 28,
              1985.
Items 3(b)
 and 3(c):    Filed with the Company's 10-K Annual Report for the year ended April 26,
              1987.
Items 4(a)
 and 4(b):    Filed with the Company's report on Form 8-K on September 24, 1998.
Item 10(a):   Filed with the Company's 10-K Annual Report for the year ended April 26,
              1992.
Items 10(b),
 10(c),
 10(d),
 10(f) and
 10(h):       Filed with the Company's 10-K Annual Report for the year ended April 28,
              1996.
Item 10(e):   Filed with the Company's 10-K Annual Report for the year ended April 26,
              1987.
Item 10(g):   Filed with the Company's 10-K Annual Report for the year ended April 29,
              1990.
Item 10(i):   Filed with the Company's 10-K Annual Report for the year ended April 26,
              1992.
Item 10(j):   Filed with the Company's 10-K Annual Report for the year ended April 24,
              1994.
Item 10(k):   Filed with the Company's report on Form 8-K on June 7, 1996.

                                   SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                               FLEETWOOD ENTERPRISES, INC.
                                                        REGISTRANT

                                          BY         /S/ PAUL M. BINGHAM

                                          --------------------------------------
                                                     PAUL M. BINGHAM
                                              SENIOR VICE PRESIDENT--FINANCE

Date: July 8, 1999

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

          SIGNATURE                         TITLE                     DATE
------------------------------  ------------------------------  ----------------

     /s/ GLENN F. KUMMER        Chairman of the Board and           July 8, 1999
------------------------------    Chief Executive Officer
       GLENN F. KUMMER

     /s/ NELSON W. POTTER       President, Chief Operating          July 8, 1999
------------------------------    Officer and Director
       NELSON W. POTTER

     /s/ PAUL M. BINGHAM        Chief Financial Officer and         July 8, 1999
------------------------------    Principal Accounting Officer
       PAUL M. BINGHAM

    /s/ DOUGLAS M. LAWSON       Director                            July 8, 1999
------------------------------
      DOUGLAS M. LAWSON

     /s/ WALTER F. BERAN        Director                            July 8, 1999
------------------------------
       WALTER F. BERAN

    /s/ THOMAS B. PITCHER       Director                            July 8, 1999
------------------------------
      THOMAS B. PITCHER

     /s/ LOREN K. CARROLL       Director                            July 8, 1999
------------------------------
       LOREN K. CARROLL

    /s/ DAVID S. ENGELMAN       Director                            July 8, 1999
------------------------------
      DAVID S. ENGELMAN

                                                                      EXHIBIT 21

                         SUBSIDIARIES OF THE REGISTRANT

    At April 25, 1999, the Registrant had the following subsidiary companies, all of which are wholly owned unless otherwise indicated in the footnotes:

                                                                                                JURISDICTION OF
                  COMPANY                                                                        INCORPORATION
-------------------------------------------------------------------------------------------  ---------------------
Subsidiaries producing manufactured housing:
    Fleetwood Homes of Alabama, Inc.(1)....................................................  Alabama
    Fleetwood Homes of Arizona, Inc........................................................  Arizona
    Fleetwood Homes of California, Inc.....................................................  California
    Fleetwood Homes of Florida, Inc........................................................  Florida
    Fleetwood Homes of Georgia, Inc........................................................  Georgia
    Fleetwood Homes of Idaho, Inc..........................................................  Idaho
    Fleetwood Homes of Indiana, Inc........................................................  Indiana
    Fleetwood Homes of Kentucky, Inc.......................................................  Kentucky
    Fleetwood Homes of Mississippi, Inc....................................................  Mississippi
    Fleetwood Homes of North Carolina, Inc.................................................  North Carolina
    Fleetwood Homes of Oklahoma, Inc.(1)...................................................  Oklahoma
    Fleetwood Homes of Oregon, Inc.........................................................  Oregon
    Fleetwood Homes of Pennsylvania, Inc...................................................  Pennsylvania
    Fleetwood Homes of Tennessee, Inc......................................................  Tennessee
    Fleetwood Homes of Texas, Inc..........................................................  Texas
    Fleetwood Homes of Virginia, Inc.......................................................  Virginia
    Fleetwood Homes of Washington, Inc.....................................................  Washington
    North River Homes, Inc.(1)(2)..........................................................  Alabama

Subsidiaries producing motor homes:
    Fleetwood Motor Homes of California, Inc...............................................  California
    Fleetwood Motor Homes of Indiana, Inc..................................................  Indiana
    Fleetwood Motor Homes of Pennsylvania, Inc.............................................  Pennsylvania

Subsidiaries producing travel trailers:
    Fleetwood Travel Trailers of California, Inc...........................................  California
    Fleetwood Travel Trailers of Indiana, Inc..............................................  Indiana
    Fleetwood Travel Trailers of Maryland, Inc.............................................  Maryland
    Fleetwood Travel Trailers of Nebraska, Inc.............................................  Nebraska
    Fleetwood Travel Trailers of Ohio, Inc.................................................  Ohio
    Fleetwood Travel Trailers of Oregon, Inc...............................................  Oregon
    Fleetwood Travel Trailers of Texas, Inc................................................  Texas
    Fleetwood Travel Trailers of Virginia, Inc.............................................  Virginia
    Fleetwood Canada Ltd.(3)...............................................................  Ontario, Canada

Subsidiary producing folding trailers:
    Fleetwood Folding Trailers, Inc........................................................  Delaware

Supply subsidiaries:
    Gold Shield, Inc.......................................................................  California
    Gold Shield of Indiana, Inc............................................................  Indiana
    Hauser Lake Lumber Operation, Inc......................................................  Idaho

Subsidiaries involved in manufactured housing retail business:
    Expression Homes Corporation(4)........................................................  Delaware

                                                                                                JURISDICTION OF
                  COMPANY                                                                        INCORPORATION
-------------------------------------------------------------------------------------------  ---------------------
    Fleetwood Retail Corp..................................................................  Delaware
    Fleetwood Retail Investment Corp.......................................................  California
    Fleetwood Retail Corp. of Alabama......................................................  Delaware
    Fleetwood Retail Corp. of Arizona......................................................  Arizona
    Fleetwood Retail Corp. of Arkansas.....................................................  Arkansas
    Fleetwood Retail Corp. of California...................................................  California
    Fleetwood Retail Corp. of Colorado.....................................................  Colorado
    Fleetwood Retail Corp. of Florida......................................................  Florida
    Fleetwood Retail Corp. of Georgia......................................................  Delaware
    Fleetwood Retail Corp. of Idaho........................................................  Idaho
    Fleetwood Retail Corp. of Illinois.....................................................  Illinois
    Fleetwood Retail Corp. of Kansas.......................................................  Delaware
    Fleetwood Retail Corp. of Louisiana....................................................  Louisiana
    Fleetwood Retail Corp. of Missouri.....................................................  Missouri
    Fleetwood Retail Corp. of Mississippi..................................................  Mississippi
    Fleetwood Home Centers of Nevada, Inc..................................................  Nevada
    Fleetwood Retail Corp. of New Mexico...................................................  New Mexico
    Fleetwood Retail Corp. of North Carolina...............................................  North Carolina
    Fleetwood Retail Corp. of Oklahoma.....................................................  Oklahoma
    Fleetwood Retail Corp. of Oregon.......................................................  Oregon
    Fleetwood Retail Corp. of South Carolina...............................................  Delaware
    Fleetwood Retail Corp. of Tennessee....................................................  Tennessee
    Fleetwood Home Centers of Texas, Inc...................................................  Texas
    Fleetwood Retail Corp. of Washington...................................................  Delaware
    Fleetwood Retail Corp. of Virginia.....................................................  Virginia
    Fleetwood Retail Corp. of West Virginia................................................  West Virginia

Other subsidiaries:
    Buckingham Development Co..............................................................  California
    C.V. Aluminum, Inc.(1).................................................................  California
    Continental Lumber Products, Inc.......................................................  California
    Fleetwood Foreign Sales Corp...........................................................  U.S. Virgin Islands
    Fleetwood Holidays, Inc................................................................  Florida
    Fleetwood International, Inc...........................................................  California
    Fleetwood Recreational Vehicles of Michigan, Inc.(1)...................................  Michigan
    Gibraltar Insurance Company, Ltd.......................................................  Bermuda
    GSF Installation Co.(1)................................................................  California

---------

(1) Wholly owned subsidiary inactive at April 25, 1999.

(2) Wholly owned subsidiary of Fleetwood Homes of Alabama, Inc.

(3) Wholly owned subsidiary of Fleetwood International, Inc.

(4) Wholly owned subsidiary of Fleetwood Retail Investment Corp.