Form 10-Q
period 1999-07-25
FLEETWOOD ENTERPRISES INC/DE/
filed 1999-08-26
CIK 314132

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, DC   20549


                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

     X                OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 25, 1999


                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)


______                 OF THE SECURITIES EXCHANGE ACT OF 1934


            For the transition period from ___________ to ___________


                         Commission File Number 1-7699


                          FLEETWOOD ENTERPRISES, INC.
                (Exact name of registrant as specified in its charter)

      Delaware                            95-1948322
_______________________           ________________________________________
(State or other jurisdiction of   (I.R.S. Employer Identification Number)
incorporation or organization)

3125 Myers Street, Riverside, California     92503-5527
___________________________________________________________________________
(Address of principal executive offices)     (Zip code)


Registrant's telephone number, including area code    (909)  351-3500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes      X     No _____

Indicate the number of shares outstanding of each of the issuer's classes of Common stock as of the close of the period covered by this report.

         Class                      Outstanding at July 25, 1999
_________________________           _______________________________________

Common stock, $1 par value          33,339,075   shares

Preferred share purchase rights         --

Item 1.  Condensed Financial Statements

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

     Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. In the Company's opinion, the statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the periods ending July 25, 1999 and July 26, 1998, and the balances as of July 25, 1999 and April 25, 1999. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the board of directors and shareholders of Fleetwood Enterprises, Inc.:


     We have reviewed the accompanying condensed consolidated balance sheet of FLEETWOOD ENTERPRISES, INC. (a Delaware Corporation) and subsidiaries as of July 25, 1999, and the related condensed consolidated statements of income for the thirteen-week periods ended July 25, 1999 and July 26, 1998, respectively, the condensed consolidated statements of cash flows for the thirteen-week periods ended July 25, 1999 and July 26, 1998, and the condensed consolidated statement of changes in shareholders' equity for the thirteen-week period ended July 25, 1999. These financial statements are the responsibility of the Company's management.

     We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Fleetwood Enterprises, Inc. and subsidiaries as of April 25, 1999, and the related consolidated statements of income, cash flows and changes in shareholders' equity for the year then ended (not presented herein), and, in our report dated June 21, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of April 25, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                    ARTHUR ANDERSEN LLP



Orange County, California
August 24, 1999



FLEETWOOD ENTERPRISES  INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (CONDENSED)
(Amounts in thousands except per share data)
(Unaudited)

                                        13 Weeks Ended    13 Weeks Ended
                                        July 25, 1999     July 26, 1998
Net sales:
  Manufacturing                            $880,596           $839,761
  Retail                                    157,716              1,878
  Less intercompany                         (81,598)            (1,484)
                                           --------           --------
                                            956,714            840,155

Cost of products sold                       743,444            666,365
                                           --------           --------
  Gross profit                              213,270            173,790

Operating expenses                          163,314            123,539
                                           --------           --------
  Operating income                           49,956             50,251

Other income (expense):
  Investment income                           3,452              5,095
  Interest on long-term debt                   (813)              (868)
  Interest on inventory floor plan financing (2,837)               --
  Distribution on preferred securities       (4,381)            (4,380)
  Other                                        (168)              (125)
                                            -------            -------
                                             (4,747)              (278)
                                            -------            -------

Income before provision for income taxes     45,209             49,973

Provision for income taxes                  (18,849)           (19,748)
                                           --------           --------
Net income                                 $ 26,360           $ 30,225
                                           ========           ========
Net income per Common share:
  Basic EPS                                    $.77               $.96
  Diluted EPS                                   .72                .86
                                               ====               ====
Weighted average Common shares:
  Basic                                      34,383             31,621
  Diluted                                    40,364             38,242
                                             ======             ======
Dividends declared per share of Common
  stock outstanding                            $.19               $.18
                                             ======             ======

See accompanying notes to financial statements.



FLEETWOOD ENTERPRISES  INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONDENSED)
(Amounts in thousands)
        ASSETS

                                          July 25, 1999     April 25, 1999
Current assets:                                   (Unaudited)
  Cash                                       $   34,697     $   25,602
  Marketable investments                        207,835        231,672
  Receivables                                   248,373        245,847
  Inventories                                   290,764        257,034
  Deferred tax benefits - current                36,948         33,637
  Other current assets                           28,428         26,397
                                              ---------      ---------
    Total current assets                        847,045        820,189

Property  plant and equipment, net              309,250        303,934
Marketable investments maturing after one year    8,312          9,859
Deferred tax benefits                            50,129         47,932
Cash value of Company-owned life insurance       63,782         64,880
Goodwill and intangible assets                  257,056        247,681
Other assets                                     35,507         36,709
                                               --------       --------
                                             $1,571,081     $1,531,184
                                             ==========     ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                          $   151,422     $  138,261
  Employee compensation and benefits             84,537         90,266
  Federal and state taxes on income              21,725          4,759
  Retail flooring                               140,761        125,275
  Other current liabilities                     179,567        156,159
                                            -----------     ----------
    Total current liabilities                   578,012        514,720

Deferred compensation and benefits               65,079         60,832
Insurance reserves                               27,194         26,429
Long-term debt                                   55,000         55,000

Company-obligated mandatorily redeemable convertible preferred securities of
  Fleetwood Capital Trust holding solely 6% convertible subordinated
  debentures of the Company                     287,500        287,500

Contingent liabilities

Shareholders' equity:
  Preferred stock, $1 par value, authorized 10,000,000 shares
    none outstanding                               --              --
  Common stock, $1 par value, authorized
    75,000,000 shares, outstanding 33,339,000 at July 25, 1999
    and 35,198,000 at April 25, 1999             33,339         35,198
  Capital surplus                               194,793        202,244
  Retained earnings                             333,089        351,769
  Accumulated other comprehensive income (loss)  (2,925)        (2,508)
                                                -------        -------
                                                558,296        586,703
                                                -------        -------
                                             $1,571,081     $1,531,184
                                             ==========     ==========

           See accompanying notes to financial statements.


FLEETWOOD ENTERPRISES  INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONDENSED)
(Unaudited)
(Amounts in thousands)

                                          13 Weeks Ended    13 Weeks Ended
                                           July 25, 1999     July 26, 1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                      $26,360          $30,225
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation expense                            7,484            6,703
  Amortization of intangibles and goodwill        1,547               65
  Losses on sales of property  plant
    and equipment                                   168              125
  Changes in assets and liabilities:
    (Increase) decrease in receivables           (2,058)           1,948
    (Increase) decrease in inventories          (28,060)           5,707
    Increase in deferred tax benefits            (5,508)          (4,509)
    (Increase) decrease in cash value of Company-owned
      life insurance                              1,098             (472)
    Increase in goodwill and intangible assets   (4,298)          (8,919)
    Increase in other assets                       (798)          (2,180)
    Increase in accounts payable                 12,497            2,127
    (Increase) decrease in employee compensation
      and benefits                               (1,482)           4,135
    Increase in Federal and state income taxes   16,966           23,152
    Increase in retail flooring liability        10,193              --
    Increase in other liabilities                23,936           23,308
                                                -------          -------
Net cash provided by operating activities        58,045           81,415
                                                -------          -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities:
  Held-to-maturity                           (1,560,624)      (1,600,835)
  Available-for-sale                             (6,636)         (24,578)
Proceeds from maturity of investment securities:
  Held-to-maturity                            1,586,162        1,554,921
  Available-for-sale                                502           12,990
Proceeds from sale of available-for-sale
  investment securities                           5,942           10,778
Acquisition of retail companies                  (2,461)         (22,218)
Purchases of property  plant and equipment      (12,706)          (3,831)
                                               --------         ---------
Net cash provided by (used in) investing
  activities                                     10,179          (72,773)
                                               --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends to shareholders                        (6,334)          (5,766)
Proceeds from exercise of stock options              --               43
Purchase of Common stock                        (52,416)              --
                                                -------           -------
Net cash used in financing activities           (58,750)          (5,723)
                                                -------           -------
Foreign currency translation adjustment            (379)            (756)
Increase (decrease) in cash                       9,095            2,163
Cash at beginning of period                      25,602           28,143
                                                -------          --------
Cash at end of period                           $34,697          $30,306
                                                =======          =======

See accompanying notes to financial statements.



FLEETWOOD ENTERPRISES  INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONDENSED)
(Unaudited)
PAGE 2
(Amounts in thousands)

                                           13 Weeks Ended    13 Weeks Ended
                                            July 25, 1999     July 26, 1998
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:

  Cash paid during the period for -
  Interest                                         $3,649          $5,349
  Income taxes                                      2,267           2,130
                                                   ======          ======
DETAILS OF ACQUISITIONS:
  Fair value of assets                            $13,871         $79,493
  Liabilities assumed                               6,194          36,133
                                                  -------         -------
  Acquisitions price                                7,677          43,360
  Less cash acquired                                 (816)         (1,262)
  Less Common stock issued for acquisitions        (4,400)        (19,880)
                                                   ------          ------
  Net cash paid for acquisitions                   $2,461         $22,218
                                                   ======         ======
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Common stock issued for acquisitions             $4,400         $19,880
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



FLEETWOOD ENTERPRISES  INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES
IN SHAREHOLDERS' EQUITY (CONDENSED)
(Unaudited)
(Amounts in thousands)

                                                    Accumulated
                                                     Other
                                                    Compre-
               Common Stock                         hensive    Total
             Number              Capital  Retained  Income Shareholders'
              of Shares  Amount  Surplus  Earnings  (Loss)    Equity


Balance April 25,
  1999        35,198    $35,198   $202,244  $351,769 $(2 508)   $586 703

Comprehensive income:

  Net income     --        --          --     26 360      --      26 360

  Other comprehensive income:

   Foreign currency translation,
    net of taxes of
     $274        --        --          --         --    (379)       (379)

   Investment securities,
    net of taxes
     of $22      --        --          --         --     (38)        (38)
                                                                  ------
Comprehensive income                                              25,943

Cash dividends declared on
  Common stock    --       --          --    (6,334)       --     (6,334)

Purchase of Common
  stock      (2,040)   (2,040)    (11,670)  (38,706)       --    (52,416)

Stock issued for
 acquisitions   181       181       4,219       --         --      4,400
               ----       ----     ------      -----     -----    ------
Balance July 25,
  1999       33,339    $33,339   $194,793   $333,089   $(2,925) $558,296
             ======    =======   ========   ========    ======  ========

See accompanying notes to financial statements.





                FLEETWOOD ENTERPRISES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           JULY 25, 1999
                            (Unaudited)


1)   Reference to Annual Report

     Reference is made to the Notes to Consolidated Financial Statements included in the Company's Form 10-K annual report for the year ended April 25, 1999.

2)   Industry Segment Information

	Information with respect to industry segments for the periods ending July 25, 1999 and July 26, 1998 is shown below (amounts in thousands):

                                          13 Weeks Ended    13 Weeks Ended
                                           July 25, 1999    July 26, 1998
     OPERATING REVENUES:

     Manufactured housing -
      Manufacturing                             $385,803      $$400,412
      Less intercompany                          (81,598)	 (1,484)

                                                 304,205        398,928
      Retail                                     157,716	  1,878

                                                 461,921        400,806

     Recreational vehicles                       483,734        428,766
     Supply operations                         	  11,059         10,583

                                                $956,714       $840,155


     OPERATING INCOME:

     Manufactured housing                        $17,116*     $  25,496
     Housing - retail                              6,702**       (1,094)
     Recreational vehicles                     	  30,967         26,699
     Supply operations                             4,863          3,583
     Corporate and other***                       (9,692)        (4,433)

                                                 $49,956      $  50,251

    *    After deduction for intercompany profit in inventory of $3,555.
    **   Operating income before deduction of $2,837 of interest expense on inventory floor plan financing.
    ***  Including adjustments and eliminations.  The operating income
information for the 	period ended July 26, 1998 has been reclassified
to reflect all amortization of goodwill of $62 in "Corporate and other" rather than in the industry segments.

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

                                 13 Weeks Ended        13 Weeks Ended
                                 July 25, 1999         July 26, 1998

                                         Weighted               Weighted
                                         Average                Average
                               Income    Shares        Income    Shares
    Basic earnings per share   $26,360	 34,383        $30,225	  31,621

    Effect of dilutive securities:
      Stock options                 --       80             --      720
      Preferred securities   	 2,787	  5,901          2,781    5,901

    Diluted earnings per share $29,147   40,364        $33,006   38,242

4)  Inventory Valuation

	Inventories are valued at the lower of cost (first-in, first-out) or market. Manufacturing cost includes materials, labor and manufacturing overhead. Retail finished goods are valued at cost less intercompany manufacturing profit. Inventories consist of the following:

                                       July 25, 1999     April 25, 1999
                                           (Amounts in thousands)
    Manufacturing inventory-
      Raw materials                     $125,838            $108,813
      Work in process                     26,787              28,015
      Finished goods                      14,035               9,973

                                         166,660             146,801

    Retail inventory-
      Finished goods                     143,665             126,239
      Less manufacturing profit          (19,561)            (16,006)

                                         124,104	     110,233

                                        $290,764	    $257,034

5)   Convertible Trust Preferred Securities

	Reference is made to Note 8 in the notes to audited consolidated financial statements included in the Company's annual report on Form 10-K for the fiscal year ended April 25, 1999. During fiscal 1998, Fleetwood Capital Trust (the Trust), a Delaware business trust wholly owned by the Company, completed a $287.5 million private placement of 5,750,000 shares of 6% Convertible Trust Preferred Securities. The proceeds from the issuance were invested by the Trust in 6% convertible subordinated debentures (the Debentures) issued by the Company in the aggregate principal amount of $296.4 million, maturing on February 15, 2028. The Debentures are the sole assets of the Trust and eliminate in consolidation.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


The following is an analysis of changes in key items included in the consolidated statements of income for the 13-week period ended July 25, 1999 compared to the 13-week period ended July 26, 1998.


                                                Thirteen Weeks Ended
                                                   July 25,1999

                                                Increase          %
(Amounts in thousands)                         (Decrease)       Change
                                                --------        ------
Sales                                           $116,559         13.9 %
Cost of products sold                             77,079         11.6
                                                --------         -----
  Gross profit                                    39,480         22.7

Selling expenses                                  15,585         24.7
General and administrative expenses               24,190         40.0
                                                 -------         ----
Operating expenses                                39,775         32.2
                                                 -------         ----
  Operating income                                  (295)         (.6)

Other income (expense)                            (4,469)          --

Income before taxes                               (4,764)        (9.5)

Provision for income taxes                          (899)        (4.6)

Net income                                        $(3,865)      (12.8) %
                                                  =======       =====

Current Quarter Compared to Same Quarter Last Year

Consolidated Results:

Net income for the first quarter of fiscal 2000 declined 13% to $26.4 million or 72 cents per diluted share compared to $30.2 million and 86 cents per share for last year's similar period. The earnings decline mainly resulted from reduced housing profits, stemming from lower manufacturing sales and the effects of entering the housing retail business. The latter factor includes the impact of Fleetwood Retail Corp. (FRC) startup costs and goodwill amortization, as well as the elimination of intercompany profits on certain factory sales to FRC for homes that had not been sold to retail buyers. The retail operations were not significant a year ago because FRC was just commencing operation.

Higher recreational vehicle sales and the additional volume from the Company's new retail business led to record first quarter revenues of $956.7 million, a 14% increase over last year's $840.2 million.

Gross profit margin rose from 20.7% to 22.3% of sales, entirely due to the impact of the retail business. Retail gross margins are typically higher than manufacturing margins, and the combination of the added retail profit and the elimination of intercompany sales has the effect of boosting the consolidated gross margin percentages. Manufacturing gross margins were unchanged between the two periods at 20.6% of sales.

Operating expenses rose 32% to $163.3 million, and also increased as a percentage of sales from 14.7% to 17.1%. Approximately 70% of the dollar increase was related to the addition of housing retail operations. Selling expenses rose 25% to $78.6 million, with the retail operation accounting for about 65% of the increase. Within the manufacturing sector, higher costs were incurred for product warranty and service and sales promotion and advertising. As a percentage of sales, selling costs rose from 7.5% to 8.2%. General and administrative expenses were up 40% to $84.7 million primarily due to the addition of $18.0 million in retail costs. Manufacturing costs were up 12% reflecting increases in insurance costs, compensation and benefits and goodwill amortization. General and administrative expenses as a percentage of sales were 8.9% compared to 7.2% in last year's first quarter.

Non-operating items amounted to a net expense of $4.7 million compared to $278,000 a year ago largely as a result of $2.8 million of interest expense on retail inventory financing and a decrease in investment income. The combination of reduced rates of return and lower invested balances led to the decline in investment income.

The Company's effective income tax rate moved from 39.5% last year to 41.7% in the current quarter primarily due to the effect of goodwill amortization, which is not deductible for tax purposes. The higher tax rate had the effect of reducing earnings per share by about two cents.

Manufactured Housing:

Factory sales of manufactured homes, including intercompany sales to affiliates of $81.6 million, declined 4% from $400.4 million to $385.8 million on a similar decline in unit volume to 15,815 homes. The lower volume and the elimination of intercompany profit on certain sales to Company-owned retail stores led to a 33% decrease in operating income to $17.1 million. The latter factor, which amounted to $3.6 million for the quarter, is related to sales of homes which remain in retail inventories at the end of the reporting period. Profit recognition is delayed until such homes are sold to retail customers. Operating income for the housing group before intercompany profit elimination fell 19% to $20.7 million or 5.4% of sales, down from $25.5 million and 6.4% of sales in last year's first quarter. Gross profit margin as a percentage of sales was comparable to the prior year, but higher product warranty costs and the effect of lower volume pushed the operating margin below last year's percentage.

Recreational Vehicles:

Healthy consumer demand for recreational vehicles drove Fleetwood's RV sales to an all-time high for the first quarter. Company RV revenues rose 13% to $483.7 million, primarily on the strength of higher motor home sales. Robust sales of both Class A and Class C products pushed motor home revenues up 18% to $306 million, a record high for the July quarter, on a comparable increase in unit volume to 4,472 units. Travel trailer sales rose 6% to a first quarter record $148.5 million on a 9% rise in shipments to 11,019 units. Folding trailer revenues of $29.2 million were off slightly from last year's $29.5 million due to a 6% decline in unit volume to 5,019.

Operating income for the RV group increased 16% to $31.0 million in the first quarter, and operating margin improved from 6.2% to 6.4% of sales.

Supply Operations:

The Company's supply group generated first quarter revenues of $11.1 million compared to $10.6 million in last year's similar period. Operating income rose 36% to $4.9 million reflecting higher profits from import and lumber brokerage operations, as well as improved manufacturing results.

Housing Retail Operations:

Fleetwood's housing retail division, which was just commencing operation a year ago, contributed first quarter revenues of $157.7 million versus $1.9 million for the similar period last year. FRC operated 182 sales centers in the current quarter compared to two locations in last year's first quarter. Operating income improved to $6.7 million compared to a loss of $1.1 million last year. Pre-tax profits, after deducting interest expense of $2.8 million for inventory financing, improved to $3.9 million.

Liquidity and Capital Resources

The Company generally relies upon internally generated cash flows to satisfy working capital needs and to fund capital expenditures. Cash generated from operations in the first quarter of fiscal 2000 amounted to $58.0 million compared to $81.4 million for the similar period last year. Cash and cash equivalents declined from $267.1 million as of April 25, 1999 to $250.8 million at the end of July. The reduced cash flow from operations in the first quarter compared to the prior year and the lower level of cash and cash equivalents primarily reflect the expansion of the housing retail business and the related inventory requirements.

Cash totaling $2.5 million was used for the acquisition of a retail housing company. This was in addition to $4.4 million in Common stock issued as part of the consideration for the acquisition.

Cash outlays in the current quarter included $6.3 million in dividends to shareholders, $12.7 million for net capital expenditures and $52.4 million for repurchase of the Company's Common stock. Dividends last year totaled $5.8 million and net capital expenditures were $3.8 million. There was no repurchase of Common stock in last year's similar period.

In the opinion of management, the combination of existing cash resources, expected future cash flows from operations and available lines of credit will be sufficient to satisfy the Company's foreseeable cash requirements.

Year 2000 Compliance

Fleetwood is dependent on a cluster of centralized computers to provide data in support of vital company-wide operational and accounting functions. Many of the computer processes used to generate this data were programmed in-house following the common practice of using only two digits to designate a year. Other software purchased by the Company was written using the same convention. As the year 2000 approaches, programs with such date-related logic will not be able to distinguish between the years 1900 and 2000, potentially causing software and hardware to fail, generate erroneous calculations or present information in an unusable form. In recognition of this potential, the Company launched a year 2000 project in February 1996 to identify and correct all offending computer code that was written internally and to upgrade or replace any purchased software that was non-compliant. At this date, the project, including thorough testing and certification, is substantially complete. A few tasks remaining relate to the implementation of vendor upgrades and replacements of purchased software and are expected to be completed by the end of the third quarter of calendar 1999.

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

The total cost of the Company's year 2000 efforts, including hardware, software, related consulting costs and assessment of third party compliance is estimated to be about $1.2 million.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risks related to fluctuations in interest rates on its marketable investments, investments underlying a Company-owned life insurance program (COLI) and variable rate debt, which consists of notes payable to an insurance company and the liability for flooring of manufactured housing retail inventories. With respect to the COLI program, the underlying investments are subject to both interest rate risk and equity market risk.
The Company does not use interest rate swaps, futures contracts or options on futures, or other types of derivative financial instruments.

The vast majority of the Company's marketable investments are in fixed rate securities with average original maturity dates of approximately two weeks, minimizing the effect of interest rate fluctuations on their fair value.

For fixed rate debt, changes in interest rates generally affect the fair market value, but not earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not influence fair market value, but do affect future earnings and cash flows. The Company does not have an obligation to prepay fixed rate debt prior to maturity, and as a result, interest rate risk and changes in fair market value should not have a significant impact on such debt until the Company would be required to refinance it. Based upon the amount of variable rate debt outstanding at the end of the first quarter, and holding the variable rate debt balance constant, each one percentage point increase in interest rates occurring on the first day of an annual period would result in an increase in interest expense of approximately $2.0 million.

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

August 26, 1999


FLEETWOOD ENTERPRISES, INC.
CONSOLIDATED FINANCIAL INFORMATION
FINANCIAL DATA SCHEDULE

[SROS]        NYSE
[SROS]        PCX