Form 10-Q
period 1999-10-31
FLEETWOOD ENTERPRISES INC/DE/
filed 1999-12-01
CIK 314132

FORM 10-Q

	SECURITIES AND EXCHANGE COMMISSION

	WASHINGTON, DC   20549


	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

     X     	OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended October 31, 1999


	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)


______	OF THE SECURITIES EXCHANGE ACT OF 1934


	For the transition period from ___________ to ___________


	Commission File Number 1-7699


	FLEETWOOD ENTERPRISES, INC.
	(Exact name of registrant as specified in its charter)

	Delaware					95-1948322
_______________________
____________________________________
(State or other jurisdiction of  		(I.R.S. Employer Identification
Number)
incorporation or organization)

3125 Myers Street, Riverside, California	           92503-5527
______________________________________________________________________
(Address of principal executive offices)		(Zip code)


Registrant's telephone number, including area code	(909) 351-3500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


	Yes	   X   	No _____

Indicate the number of shares outstanding of each of the issuer's classes of Common stock as of the close of the period covered by this report.

	Class	Outstanding at October 31, 1999
_______________________	_____________________________

Common stock, $1 par value	32,653,108  shares

Preferred share purchase rights	--


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

	Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. In the Company's opinion, the statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the periods ending October 31, 1999 and October 25, 1998, and the balances as of October 31, 1999 and April 25, 1999. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the board of directors and shareholders of Fleetwood Enterprises, Inc.:


	We have reviewed the accompanying condensed consolidated balance sheet of FLEETWOOD ENTERPRISES, INC. (a Delaware Corporation) and subsidiaries as of October 31, 1999, and the related condensed consolidated statements of income for the fourteen and twenty-seven week periods ended October 31, 1999 and the thirteen and twenty-six week periods ended October 25, 1998, the condensed consolidated statements of cash flows for the twenty-seven week period ended October 31, 1999 and the twenty-six week period ended October
25, 1998, and the condensed consolidated statement of changes in shareholders' equity for the twenty-seven week period ended October 31, 1999. These financial statements are the responsibility of the Company's management.

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

	We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Fleetwood Enterprises, Inc. and subsidiaries as of April 25, 1999 (not presented herein), and, in our report dated June 21, 1999, we expressed an unqualified opinion on that consolidated balance sheet. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of April 25, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                     ARTHUR ANDERSEN LLP



Orange County, California
November 30, 1999

              FLEETWOOD ENTERPRISES  INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF INCOME (CONDENSED)
              (Amounts in thousands except per share data)
                            (UNAUDITED)

                           14 Weeks   13 Weeks    27 Weeks    26 Weeks
                           Ended      Ended       Ended       Ended
                           Oct. 31,   Oct. 25,    Oct. 31,    Oct. 25,
                           1999       1998        1999        1998
Net sales:
  Manufacturing           $922,686    $853,481    $1,803,282  $1,693,242
  Retail                   162,253      87,001       319,969      88,879
  Less intercompany        (74,836)    (42,642)     (156,434)    (44,126)
                          --------    --------    ----------  ----------
                         1,010,103     897,840     1,966,817   1,737,995

Cost of products sold      782,410     702,942     1,525,854   1,369,307
                          --------     -------     ---------   ---------

  Gross profit             227,693     194,898       440,963     368,688

Operating expenses         172,951     140,037       336,265     263,576
                           -------    --------      --------   ---------
  Operating income          54,742      54,861       104,698     105,112

Other income (expense):
  Investment income          3,125       4,111         6,577       9,206
  Interest on long-term
    debt                      (966)       (924)       (1,779)     (1,792)
  Interest on inventory
    floor plan financing    (2,851)     (1,642)       (5,688)     (1,642)
  Distribution on preferred
    securities              (4,381)     (4,380)        (8,762)    (8,760)
  Other                        677         (77)           509       (202)
                            -------     -------       -------    -------
                            (4,396)     (2,912)        (9,143)    (3,190)
                            -------     -------       -------    -------
Income before provision for
  income taxes              50,346      51,949         95,555    101,922

Provision for income taxes (20,554)    (20,838)       (39,403)   (40,586)
                           -------    --------       --------   --------

Net income                 $29,792     $31,111        $56,152    $61,336
                           =======     =======        =======    =======

Net income per Common share:
  Basic                       $.91        $.92         $1.67       $1.87
  Diluted                      .84         .84          1.56        1.70
                           =======     =======       =======     =======

Weighted average Common shares:
  Basic                     32,917      33,896        33,628      32,759
  Diluted                   38,851      40,257        39,587      39,274
                           =======     =======       =======     =======

Dividends declared per share of
  Common stock outstanding    $.19        $.18          $.38        $.36
                           =======     =======       =======     =======


            See accompanying notes to financial statements

                  FLEETWOOD ENTERPRISES  INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONDENSED)
                                (Unaudited)

                     ASSETS                 (Amounts in thousands)
                                          October 31,     April 25,
                                                1999          1999
Current assets:
  Cash                                    $   43,392     $   25,602
  Marketable investments                     134,602        231,672
  Receivables                                257,157        245,847
  Inventories                                288,687        257,034
  Deferred tax benefits - current             39,250         33,637
  Other current assets                        29,654         23,597
                                            --------      ---------
    Total current assets                     792,742        817,389

Property, plant and equipment                317,137        303,934
Marketable investments maturing after
  one year                                     8,449          9,859
Deferred tax benefits                         51,997         47,932
Cash value of Company-owned life insurance    64,306         64,880
Goodwill and intangible assets               257,050        247,681
Other assets                                  37,227         39,509
                                             -------      ---------
                                          $1,528,908     $1,531,184
                                          ==========     ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                        $  139,621     $  138,261
  Employee compensation and benefits          85,972         90,266
  Federal and state taxes on income            3,771          4,759
  Retail flooring liability                   97,936        125,275
  Other current liabilities                  194,459        156,159
                                          ----------     ----------
    Total current liabilities                521,759        514,720
Deferred compensation and
  retirement benefits                         68,917         60,832
Insurance reserves                            26,693         26,429
Long-term debt                                55,000         55,000

Company-obligated mandatorily redeemable
  convertible preferred securities of
  Fleetwood Capital Trust holding solely
  6% convertible subordinated debentures
  of the Company                             287,500        287,500

Contingent liabilities

Shareholders' equity:
  Preferred stock, $1 par value, authorized 10,000,000 shares,
    none outstanding                              --            --
  Common stock, $1 par value, authorized
    75,000,000 shares, outstanding 32,653,000 at
    October 31, 1999 and 35,198,000 at
    April 25, 1999                            32,653         35,198
  Capital surplus                            191,811        202,244
  Retained earnings                          346,341        351,769
  Accumulated other comprehensive
    income (loss)                             (1,766)        (2,508)
                                            --------       --------
                                             569,039        586,703
                                            --------       --------
                                          $1,528,908     $1,531,184
                                          ==========     ==========
           See accompanying notes to financial statements.

                FLEETWOOD ENTERPRISES  INC.
            CONSOLIDATED STATEMENTS OF CASH FLOWS (CONDENSED)
                      (UNAUDITED)
                  (Amounts in thousands)

                                                 27 Weeks      26 Weeks
                                                  Ended         Ended
                                                October 31,   October 25,
                                                   1999          1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                       $56,152       $61,336
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation expense                            14,207        13,237
  Amortization of intangibles and goodwill         3,151           998
  (Gains) losses on sales of property, plant
    and equipment                                   (509)          202
  Changes in assets and liabilities:
    Increase in receivables                      (10,842)       (8,459)
    (Increase) decrease in inventories           (25,983)        7,709
    Increase in deferred tax benefits             (9,678)      (10,215)
    (Increase) decrease in cash value of
      Company-owned life insurance                   574          (944)
    Increase in other assets                      (3,744)       (5,065)
    Increase (decrease) in accounts payable          696        (2,752)
    Increase in employee compensation
      and benefits                                 3,791        15,977
    Increase (decrease) in Federal and state
      income taxes                                  (988)        1,923
    Increase (decrease) in retail flooring
      liability                                  (32,632)        3,629
    Increase in other liabilities                 39,572        39,995
                                                 -------      --------
Net cash provided by operating activities         33,767       117,571
                                                 -------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities:
  Held-to-maturity                            (2,440,219)   (3,040,240)
  Available-for-sale                             (13,473)      (49,090)
Proceeds from maturity of investment securities:
  Held-to-maturity                             2,539,460     3,068,084
  Available-for-sale                               1,839        36,888
Proceeds from sale of available-for-sale
  investment securities                           10,803        20,639
Acquisition of retail companies                   (8,357)     (116,826)
Purchases of property, plant and equipment, net  (26,639)       (9,727)
                                                 -------       -------
Net cash provided by (used in) investing
  activities                                      63,414       (90,272)
                                                 -------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends to shareholders                        (12,535)      (12,027)
Proceeds from exercise of stock options               --        16,831
Repurchase of Common stock                       (67,668)      (23,688)
                                                 -------      --------
Net cash used in financing activities            (80,203)      (18,884)
                                                 -------       -------
Foreign currency translation adjustment              812        (1,332)
                                                 -------      --------
Increase in cash                                  17,790         7,083
Cash at beginning of period                       25,602        28,143
                                                  ------       -------
Cash at end of period                            $43,392       $35,226
                                                 =======      ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:

  Cash paid during the period for -
  Interest                                        $7,366        $7,998
  Income taxes                                    44,921        46,952
                                                ========       =======
DETAILS OF ACQUISITIONS:
  Fair value of assets acquired                  $19,767      $350,806
  Liabilities assumed                              6,194       106,491
                                                --------       -------
  Acquisitions price                              13,573       244,315
  Less cash acquired                                (816)       (7,630)
  Less Common stock issued for acquisitions       (4,400)     (119,859)
                                                 -------        ------
  Net cash paid for acquisitions                  $8,357      $116,826
                                                 =======      ========
NON-CASH FINANCING ACTIVITIES:
  Common stock issued for acquisitions            $4,400      $119,859
                                                 =======      ========

See accompanying notes to financial statements.

               FLEETWOOD ENTERPRISES  INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF CHANGES
            IN SHAREHOLDERS' EQUITY (CONDENSED)
                   (UNAUDITED)
                 (Amounts in thousands)

                                                  Accumulated
                                                     Other
                                                     Compre-
               Common Stock                         hensive    Total
               Number            Capital  Retained  Income Shareholders'
              of Shares  Amount  Surplus  Earnings  (Loss)    Equity

Balance April 25,
  1999        35,198    $35,198   $202,244  $351,769 $(2,508)   $586,703

Comprehensive income:

  Net income     --        --          --     56,152      --      56,152

  Other comprehensive income:

   Foreign currency translation,
    net of taxes of
     $519        --        --          --         --     812         812

   Investment securities,
    net of taxes
     of $45      --        --          --         --     (70)        (70)
                                                                  ------
Comprehensive income                                              56,894

Cash dividends declared on
  Common stock    --       --          --    (12,535)      --    (12,535)

Purchase of Common
  stock      (2,758)    (2,758)   (15,865)   (49,045)      --    (67,668)

Stock issued for
 acquisitions   213        213      5,432       --         --      5,645
               ----       ----     ------      -----    -----    ------
Balance October 31,
  1999       32,653    $32,653   $191,811   $346,341  $(1,766)  $569,039
             ======    =======   ========   ========   ======   ========

See accompanying notes to financial statements.

                FLEETWOOD ENTERPRISES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           OCTOBER 31, 1999
                              (Unaudited)


1)   Reference to Annual Report

Reference is made to the Notes to Consolidated Financial Statements included in the Company's Form 10-K annual report for the year ended April 25, 1999.

2)   Industry Segment Information

    Information with respect to industry segments for the periods ending October 31, 1999 and October 25, 1998 is shown below:

                          14 Weeks     13 Weeks     27 Weeks    26 Weeks
                             Ended        Ended      Ended      Ended
                           Oct. 31,     Oct. 25,    Oct. 31,    Oct. 25,
                           1999         1998         1999        1998
    OPERATING REVENUES:

    Manufactured housing -
     Manufacturing         $409,264     $409,608      $795,067    $810,020
     Retail                 162,253       87,001       319,969      88,879
     Less intercompany      (74,836)     (42,642)     (156,434)    (44,126)
                           --------     --------      ---------   --------
                            496,881      453,967       958,602     854,773
                           --------     --------      --------    --------

    Recreational vehicles   497,965      432,709       981,699     861,475
    Supply operations        15,457       11,164        26,516      21,747
                           --------     --------      --------   ---------
                         $1,010,103     $897,840    $1,966,817  $1,737,995
                         ==========     ========    ==========  ==========

    OPERATING INCOME:

    Manufactured housing*   $24,266      $20,834       $41,382     $46,330
    Housing - retail**        3,021        3,828         9,723       2,734
    Recreational vehicles    29,061       30,315        60,028      57,014
    Supply operations         6,506        4,113        11,369       7,696
    Corporate and other***   (8,112)      (4,229)      (17,804)     (8,662)
                            -------      -------       -------     -------
                            $54,742      $54,861      $104,698    $105,112
                            =======      =======      ========     =======

    * After deduction for elimination of intercompany profit in inventory as follows:

                             $2,463       $5,173        $6,018      $5,173
                             ======       ======        ======      ======
   **  Before deduction of interest expense on inventory floor plan financing as follows:

                             $2,851       $1,642        $5,688      $1,642
                             ======       ======        ======      ======

   *** Including adjustments and eliminations. The operating income information for the periods ended October 25, 1998 has been restated to reflect all amortization of goodwill in "Corporate and other" rather than in the industry segments.


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

                                    14 Weeks Ended      13 Weeks Ended
                                   October 31, 1999     October 25, 1998

                                             Weighted            Weighted
                                             Average              Average
                                     Income  Shares     Income     Shares
     Basic earnings per share       $29,792   32,917    $31,111     33,896
     Effect of dilutive securities:
       Stock options                    --        33         --        460
       Preferred securities          2,781     5,901      2,780      5,901
                                     ------    -------   ------    -------

     Diluted earnings per share     $32,573    38,851   $33,891     40,257
                                    =======   =======   =======    =======


                                     27 Weeks Ended     26 Weeks Ended
                                   October 31, 1999     October 25, 1998

                                             Weighted            Weighted
                                             Average              Average
                                     Income  Shares     Income     Shares
     Basic earnings per share        $56,152   33,628   $61,336     32,759
     Effect of dilutive securities:
       Stock options                     --       58        --        614
       Preferred securities           5,568    5,901     5,561      5,901
                                     -------   -------   ------    -------

     Diluted earnings per share      $61,720   39,587   $66,897     39,274
                                     =======  =======   =======    ======

4)   Inventory Valuation

	Inventories are valued at the lower of cost (first-in, first-out) or market. Manufacturing cost includes materials, labor and manufacturing overhead. Retail finished goods are valued at cost less intercompany manufacturing profit. Inventories consist of the following:

                                October 31, 1999      April 25, 1999
                                      (Amounts in thousands)
    Manufacturing inventory-
      Raw materials                     $125,006            $108,813
      Work in process                     28,374              28,015
      Finished goods                       8,942               9,973
                                        --------            --------
                                         162,322             146,801
                                        --------            --------

    Retail inventory-
      Finished goods                     148,389            126,239
      Less manufacturing profit          (22,024)           (16,006)
                                         -------            -------
                                         126,365            110,233
                                         -------            -------

                                        $288,687           $257,034
                                        ========           ========

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is an analysis of changes in key items included in the consolidated statements of income for the 14-week and 27-week periods ended October 31, 1999, compared to the 13-week and 26-week periods ended October 25, 1998.

                                  14 Weeks Ended       27 Weeks Ended
                                  October 31, 1999     October 31, 1999
                                    (Unaudited)          (Unaudited)
                                  Increase      %       Increase      %
(Amounts in thousands)           (Decrease)   Change   (Decrease)   Change

Sales                            $112,263      12.5%    $228,822     13.2%
Cost of products sold              79,468      11.3      156,547     11.4
                                 --------      ----     --------     ----
  Gross profit                     32,795      16.8       72,275     19.6

Selling expenses                   11,100      15.6       26,685     19.9
General and administrative
  expenses                         21,814      31.6       46,004     35.5
                                 --------      ----     --------     ----

Operating expenses                 32,914      23.5       72,689     27.6
                                 --------      ----     --------     ----

  Operating income                   (119)      (.2)        (414)     (.4)

Other income (expense)             (1,484)    (51.0)      (5,953)  (186.6)
                                 --------      ----     --------    -----

Income before taxes                (1,603)     (3.1)      (6,367)    (6.2)

Provision for income taxes           (284)     (1.4)      (1,183)    (2.9)
                                 --------      ----      -------      ---

Net income                        $(1,319)     (4.2)%    $(5,184)    (8.5)%
                                 ========      ====      =======      ===


Current Quarter Compared to Same Quarter Last Year

Consolidated Results:

Net income for the second quarter of fiscal 2000 declined 4% from $31.1 million to $29.8 million, but diluted earnings per share of 84 cents was identical to the prior year due to fewer outstanding shares. The current quarterly period included an extra week, consisting of 14 weeks compared to 13 weeks in last year's second quarter. This boosted sales volume and improved profitability in the current period. Higher manufacturing profits from the Company's housing and supply businesses were more than offset by other factors, including increases in goodwill amortization and interest expense on retail inventory financing. A 24% decline in investment earnings and a higher effective tax rate also contributed to the earnings decline.

Higher recreational vehicle sales and the additional volume from the Company's new retail business led to record second quarter revenues of $1.01 billion, a 13% increase over last year's $898 million.

Gross profit margin rose from 21.7% to 22.5% of sales due to improved housing manufacturing margins and the impact of the retail business. Retail gross margins are typically higher than manufacturing gross margins. Also, the combination of the added retail profit and the elimination of intercompany sales has the effect of boosting consolidated gross margin percentages. The combined gross margin for all of the Company's core manufacturing businesses declined slightly from 21.2% to 21.1% of sales.

Operating expenses rose 24% to $173 million, and also increased as a percentage of sales from 15.6% to 17.1%.  Approximately 52% of the dollar increase was related to the expansion of retail housing operations.  Selling expenses rose 16% to $82 million, with the retail operation accounting for about 29% of the increase.  Within the manufacturing sector, higher costs were incurred for product warranty and service, sales promotion and advertising.
Product warranty costs were partially influenced by RV product recall expenses.  As a percentage of sales, selling costs rose from 7.9% to 8.1%.
General and administrative expenses were up 32% to $91 million, primarily due to the addition of $14 million in retail costs.  Manufacturing costs were up
12%, largely due to increases in insurance, compensation and benefit costs.
Goodwill amortization rose from $933,000 to $1.6 million, which also contributed to the rise in G & A costs.  General and administrative expenses as a percentage of sales were 9.0% compared to 7.7% in last year's second quarter.
											.
Non-operating items amounted to a net expense of $4.4 million compared to net expense of $2.9 million a year ago, largely as a result of lower investment income and a $1.2 million rise in interest on retail inventory financing.  The combination of reduced rates of return and lower invested balances led to the decline in investment income.

The Company's effective income tax rate moved from 40.1% last year to 40.8% in the current quarter, mostly due to the effect of goodwill amortization, which is not deductible for tax purposes. The higher tax rate reduced earnings by about one cent per share.

Manufactured Housing:

Factory sales of manufactured homes, including intercompany sales to affiliates of $75 million, totaled $409 million compared to $410 million for the similar period last year. Unit volume declined 3% to 16,752 homes, but the number of sections shipped rose 1% to 27,760 due to the increasing importance of multi-section homes. Multi-section models represented 63% of sales versus 56% in the prior year. As a result of a higher gross profit margin, operating income before intercompany profit elimination increased 3% to $26.7 million. Gross margin as a percentage of sales rose from 22.2% to 22.8%, mainly due to improved pricing and relatively stable raw material costs. Operating margin improved to 6.5% of sales, up from 6.3% of sales in last year's second quarter.

Recent softness in the Company's factory sales of manufactured housing is mainly attributable to market factors, which have been negatively impacted by excess inventory at the retail level. In general, the Company believes that inventories carried by its own retail stores and by its independent retailers are reasonable relative to retail consumer demand. However, the overall industry inventory excess has had, and will continue to have, an unfavorable effect on wholesale shipments and pricing. The Company believes that it will take at least several months for the excess inventory to be absorbed at retail.

Recreational Vehicles:

Healthy consumer demand for recreational vehicles drove Fleetwood's RV sales to an all-time high for the second quarter. The Company attributes the strong consumer demand to the healthy economy, high levels of consumer confidence and favorable demographic trends. Company RV revenues rose 15% to $498 million with all three RV divisions posting record second quarter sales. Motor home revenues were up 17% to $311 million on a 9% increase in unit volume to 3,954 units. Motor home revenues rose at a faster rate than unit volume due to a shift in product mix toward larger and more fully-featured Class A models. Sales of Class A diesel models, which rank among the highest-priced products produced by the Company, represented 29% of Class A sales compared to 23% last year. Travel trailer sales rose 12% to $150 million on an 11% rise in shipments to 10,466 units. Folding trailer revenues of $37 million were up 14% primarily due to a 10% rise in unit volume to 6,507.

Despite the increase in sales, operating income for the RV group declined 4% to $29.1 million in the second quarter, and operating margin eased from 7.0% to 5.8% of sales. This mainly resulted from a decrease in gross profit margin from 19.8% to 19.1% of sales and unusual costs related to product recalls. Gross margins for motor homes and travel trailers were adversely affected by increased sales of competitively-priced entry level products, which have relatively low profit margins. In addition, two separate recall initiatives, one for motor homes and one for travel trailers, resulted in estimated costs of approximately $3.4 million. Exact costs of the recall actions will not be known for at least several months.

Supply Operations:

The Company's supply group generated second quarter revenues of $15 million compared to $11 million in last year's similar period. Operating income, which rose 58% to $6.5 million, primarily reflected higher profits from fiberglass manufacturing operations stemming from higher volume.

Retail Housing Operations:

Fleetwood's retail housing division, which commenced operations a little over a year ago, contributed second quarter revenues of $162 million versus $87 million for the similar period last year. There were 202 sales centers in operation at the end of the current quarter compared to 126 locations a year ago. Operating income of $3.0 million was off 21% from the prior year, despite the rise in sales volume. This was the result of operating costs rising at a faster rate than sales, which in turn was mainly caused by overhead costs associated with new sales locations and the building of infrastructure and support systems. A significant portion of the incremental general and administrative costs was related to new sales locations, many of which did not contribute materially to sales and profits because they were in a start-up phase. Interest expense on inventory financing rose from $1.6 million to $2.9 million. This mainly reflects the increase in inventories associated with new store openings.

The retail housing business is seasonal in nature, and sales are slowest during the winter months. This seasonal factor, combined with the current difficult market environment, will most likely result in operating losses for the retail division over the next two quarters. The continuing addition of new retail locations, which is consistent with the Company's longer-term growth strategy, will further add to operating costs in the near term.

Current Year-To-Date Compared To Same Period Last Year

Consolidated Results:

Net income for the first six months of fiscal 2000 declined 8% to $56.2 million or $1.56 per diluted share compared to $61.3 million and $1.70 per share for last year's similar period. The current period consisted of 27 weeks compared to 26 weeks in last year's first half. The earnings decline mainly resulted from non-operating items and the effects of entering the retail housing business. The latter factor includes the impact of Fleetwood Retail Corp. (FRC) start-up costs, goodwill amortization related to retail acquisitions, the elimination of intercompany profits (related to factory sales to FRC for homes that had not yet been sold to retail buyers) and a $4.0 million rise in interest expense on retail inventory financing due to the opening of new stores. Unfavorable variances related to non-operating factors included lower investment income and a higher income tax rate.

Higher recreational vehicle sales and the additional volume from the Company's new retail business led to record first half revenues of $1.97 billion, a 13% increase over last year's $1.74 billion.

Gross profit margin rose from 21.2% to 22.4% of sales, mainly due to the impact of the retail business. Retail gross margins are typically higher than manufacturing margins, and the combination of the added retail profit and the elimination of intercompany sales has the effect of boosting the consolidated gross margin percentages. Manufacturing gross margins were 20.8% of sales compared to 20.9% for the similar period last year.

Operating expenses rose 28% to $336 million, and also increased as a percentage of sales from 15.2% to 17.1%.  Approximately 62% of the dollar increase was related to the addition of retail housing operations.  Selling expenses rose 20% to $161 million, with the retail operation accounting for about 50% of the increase.  Within the manufacturing sector, higher costs were incurred for product warranty and service and sales promotion and advertising.
As a percentage of sales, selling costs rose from 7.7% to 8.2%.  General and administrative expenses were up 36% to $175 million, principally due to the addition of $31 million in retail costs.  Manufacturing costs were up 10%, reflecting increases in insurance, compensation and benefit costs.  Goodwill amortization rose from $998,000 to $3.2 million, which also contributed to the increase in G & A costs.  General and administrative expenses as a percentage of sales were 8.9% compared to 7.5% in last year's first half.
											.
Non-operating items amounted to a net expense of $9.1 million compared to net expense of $3.2 million a year ago, largely as a result of higher interest expense on retail inventory financing and a decrease in investment income.
The combination of lower invested balances and reduced rates of return led to the decline in investment income.

The Company's effective income tax rate moved from 39.8% last year to 41.2% in the current period, primarily due to the effect of goodwill amortization, which is not deductible for tax purposes. The higher tax rate reduced earnings by about three cents per share in the first half.

Manufactured Housing:

Factory sales of manufactured homes, including intercompany sales to affiliates of $156 million, declined 2% from $810 million to $795 million on a 5% decline in unit volume to 32,567 homes. The lower volume and the elimination of intercompany profit on certain sales to Company-owned retail stores led to an 11% decrease in operating income to $41.4 million. The latter factor, which amounted to $6.0 million for the first six months, is related to intercompany sales of homes which remain in retail inventories at the end of the reporting period. Profit recognition is delayed until such homes are sold to retail customers. Gross profit margin as a percentage of sales was slightly improved compared to the prior year, but higher product warranty costs and the effect of lower volume pushed the operating margin below last year's percentage. Operating income for the housing group, before intercompany profit elimination, fell 8% to $47.4 million or 6.0% of sales, down from $51.5 million and 6.4% of sales in last year's first half.

Recreational Vehicles:

Fleetwood's RV sales climbed to an all-time high for the first half, rising 14% to $982 million, mainly on the strength of higher motor home sales. All of the Company's RV divisions posted record sales for the first six months. Robust sales of both Class A and Class C products pushed motor home revenues up 17% to $617 million on a 14% increase in unit volume to 8,426 units.
Travel trailer sales rose 9% to $299 million on a 10% rise in shipments to 21,485 units. Folding trailer revenues of $66 million were up 7% on a 3% rise in unit volume to 11,526.

Operating income for the RV group increased 5% to $60.0 million in the first half, but operating margin declined from 6.6% to 6.1% of sales. The reduced operating margin mainly stems from product recall costs, mentioned previously, and the effect of increased sales of more competitively-priced products with lower profit margins.

Supply Operations:

The Company's supply group generated first half revenues of $26 million compared to $22 million in last year's similar period. Operating income rose 48% to $11.4 million, reflecting higher profits from fiberglass manufacturing as well as improved results from import and lumber brokerage operations. Most of this improvement was due to higher volume.

Retail Housing Operations:

Fleetwood's retail housing division, which commenced operations a little over a year ago, contributed first half revenues of $320 million versus $89 million for the similar period last year. Operating income increased to $9.7 million compared to $2.7 million last year, largely due to higher sales volume. Operating margin declined slightly from 3.1% to 3.0% of sales for the reasons cited previously in the discussion on quarterly results. Pre-tax profits, after deducting interest expense of $5.7 million for inventory financing, rose to $4.0 million compared to $1.1 million last year.

Liquidity and Capital Resources

The Company generally relies upon internally generated cash flows to satisfy working capital needs and to fund capital expenditures. Cash generated from operations in the first half of fiscal 2000 amounted to $33.8 million compared to $117.6 million for the similar period last year. The reduced cash flow from operations in the first six months compared to the prior year primarily reflects the expansion of the retail housing business and the related inventory requirements, as well as a significant reduction in the retail flooring liability. Cash and cash equivalents declined from $267.1 million as of April 25, 1999 to $186.4 million at the end of October. The lower level of cash and cash equivalents compared to the balance at April 25, 1999 was mainly due to the aforementioned reduction in flooring liability and significant share repurchases during the first half of fiscal 2000. The Company expects to continue its share repurchase program.

Cash outlays in the current period included $12.5 million in dividends to shareholders, $26.6 million for net capital expenditures and $67.7 million for repurchases of the Company's Common stock. Dividends last year totaled $12.0 million and net capital expenditures were $9.7 million. In the prior year, $116.8 million in cash was used for the acquisition of retail housing businesses and $23.7 million for share repurchases.

On November 5, 1999, the Company completed a $25 million financing arrangement with a large insurance company. The proceeds of this fixed rate, four-year loan will be used to pay down existing variable-rate debt.

In the opinion of management, the combination of existing cash resources, expected future cash flows from operations and available lines of credit will be sufficient to satisfy the Company's foreseeable cash requirements.

Year 2000 Compliance

Fleetwood is dependent on a cluster of centralized computers to provide data in support of vital company-wide operational and accounting functions. Many of the computer processes used to generate this data were programmed in-house following the common practice of using only two digits to designate a year. Other software purchased by the Company was written using the same convention. As the year 2000 approaches, programs with such date-related logic will not be able to distinguish between the years 1900 and 2000, potentially causing software and hardware to fail, generate erroneous calculations or present information in an unusable form. In recognition of this potential, the Company launched a year 2000 project in February 1996 to identify and correct all offending computer code that was written internally and to upgrade or replace any purchased software that was non-compliant. At this date, the project, including thorough testing and certification, is complete.

The Company's dependence on non-information technology which utilizes embedded chip controllers is minimal. Nevertheless, as part of the year 2000 project, an inventory of all such equipment was conducted, disclosing that most is not calendar-date sensitive. In isolated cases where remediation was required, repair or replacement was completed.

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

It is anticipated that the Company's year 2000 project will substantially reduce the risk of significant business interruptions, but there is no assurance that all material risks can be eliminated. Failure to detect and correct all internal instances of non-compliance or the inability of third parties to achieve timely compliance could result in the interruption of normal business operations which could, depending on its duration, have a material adverse effect on the Company's financial statements. The Company assessed the potential for year 2000 failures and has formulated contingency plans to mitigate the effect of such occurrences.

The total cost of the Company's year 2000 efforts, including hardware, software, related consulting costs and assessment of third party compliance was approximately $1.2 million.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risks related to fluctuations in interest rates on its marketable investments, investments underlying a Company-owned life insurance program (COLI) and variable rate debt, which consists of notes payable to an insurance company and the liability for flooring of manufactured retail housing inventories. With respect to the COLI program, the underlying investments are subject to both interest rate risk and equity market risk.
The Company does not use interest rate swaps, futures contracts or options on futures, or other types of derivative financial instruments.

The vast majority of the Company's marketable investments are in fixed rate securities with average original maturity dates of approximately two weeks, minimizing the effect of interest rate fluctuations on their fair value.

For fixed rate debt, changes in interest rates generally affect the fair market value, but not earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not influence fair market value, but do affect future earnings and cash flows. The Company does not have an obligation to prepay fixed rate debt prior to maturity, and as a result, interest rate risk and changes in fair market value should not have a significant impact on such debt until the Company would be required to refinance it. Based upon the amount of variable rate debt outstanding at the end of the second quarter, and holding the variable rate debt balance constant, each one percentage point increase in interest rates occurring on the first day of an annual period would result in an increase in interest expense of approximately $1.5 million.

The Company does not believe that future market interest rate risks related to its marketable investments or debt obligations will have a material impact on the Company or the results of its future operations.

	PART II         OTHER  INFORMATION


Item 1.  Legal Proceedings

In its Annual Report on Form 10-K for the fiscal year ended on April 25, 1999, the Company reported concerning McManus v. Fleetwood Enterprises, Inc. et al, a purported class action filed against the Company and General Motors Corporation, which alleged that the Company misrepresented the ability of certain of its motor homes to tow an automobile or other vehicle or cargo without an auxiliary braking system. Since the date of that report, the related case discussed in the report, Legnon v. Fleetwood Motor Homes of Pennsylvania, Inc. et al, was resolved for an amount within the previously established insurance reserve. In addition, an amendment to the McManus complaint was filed dismissing General Motors from the case and expanding the proposed class to include additional motor homes produced by the Company. No class has been certified nor any discovery completed. At this time, it remains difficult to properly assess the risk of an adverse verdict. While a negative verdict could have a material adverse impact on the Company's financial results, management believes that this is unlikely.

Item 4.  Submission of Matters to a Vote of Security Holders

At Fleetwood's Annual Meeting of Shareholders held on September 14, 1999, the following four directors were elected to three-year terms to Fleetwood's Board of Directors: Walter A. Beran, Loren K. Carroll, Dr. Douglas M. Lawson and John T. Montford. The following directors continued in office after the meeting, but were not elected at the meeting: Glenn F. Kummer, Nelson W. Potter, Thomas B. Pitcher, Paul D. Borghesani, David S. Engelman, Dr. James L. Doti and Thomas A. Fuentes.

The shareholder votes on the elections were as follows:

                                 For                Withheld Vote

     Walter A. Beran           27,853,137               524,955

     Loren K. Carroll          27,450,367               927,725

     Dr. Douglas M. Lawson     27,856,157               521,935

     John T. Montford          27,449,512               928,580

In addition, the shareholders approved the adoption of an amendment to the Company's Amended and Restated 1992 Stock-Based Incentive Compensation Plan, which increased from 4.9 million to 6.9 million the total number of shares that may be utilized for the issuance of awards. The shareholder vote on the proposal was as follows:

                   For:        17,473,349

               Against:         6,278,298

               Abstain:         4,626,445


The shareholders also approved the adoption of an amendment to the Company's 1992 Non-Employee Director Stock Option Plan, which eliminated the deferred vesting schedule for options granted under the plan. The shareholder vote on the proposal was as follows:

                   For:        23,886,203

               Against:         4,302,623

               Abstain:           189,266


The total number of shares of Fleetwood Common stock outstanding as of July 20, 1999, the record date for the Annual Meeting, was 33,339,075.

Item 5.  Other Information

On October 1, 1999, the Company began a recall under the National Highway Traffic Safety Act with respect to approximately 3,400 of its luxury American Coach Class A motor homes. Under the recall, the Company is providing two new larger capacity front tires to owners of the subject motor homes, adjusting the weight distribution on the front axle of certain of the motor homes to correct a weight imbalance and again providing reinforcement of consumer education about the importance of proper tire maintenance, especially with respect to proper tire pressure. Owners of some of the subject motor homes have experienced front tire blowouts, several of which have resulted in accidents and serious injuries, including five deaths. No lawsuits have been filed with respect to any of these accidents as yet and the causes remain under investigation.




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

December 1, 1999

FLEETWOOD ENTERPRISES, INC.
CONSOLIDATED FINANCIAL INFORMATION
FINANCIAL DATA SCHEDULE

[SROS]        NYSE
[SROS]        PSE