Form 10-Q/A
period 1998-07-26
FLEETWOOD ENTERPRISES INC/DE/
filed 2000-02-01
CIK 314132

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

                                Yes      X     No _____

Indicate the number of shares outstanding of each of the issuer's classes of Common stock as of the close of the period covered by this report.

         Class                      Outstanding at July 26, 1998
_________________________           _______________________________________

Common stock, $1 par value          32,034,309   shares

Preferred share purchase rights         --


Item 1.  Financial Statements

The notes to the Financial Statements in the original filing are hereby amended to read in full as follows, with the only change being the addition of Note 5 thereof:

                FLEETWOOD ENTERPRISES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               JULY 26, 1998


1)   Reference to Annual Report

     Reference is made to the Notes to Consolidated Financial Statements included in the Company's Form 10-K annual report for the year ended April 26, 1998.

2)   Industry Segment Information

     Information with respect to industry segments for the periods ending July 26, 1998 and July 27, 1997 is shown below (amounts in thousands):

                                          13 Weeks Ended    13 Weeks Ended
                                           July 26, 1998    July 27, 1997
                                          --------------    --------------
     OPERATING REVENUES:

     Manufactured housing -
      Manufacturing                             $400,412       $366,649
      Less intercompany                          (1,484)             --
                                                 ------        --------

                                                 398,928        366,649
      Retail                                       1,878             --
                                                 -------        -------

                                                 400,806        366,649

     Recreational vehicles                       	428,766        350,693
     Supply operations                         	   10,583         11,112
                                                 -------        -------

                                                $840,155       $728,454
                                                ========       ========

     OPERATING INCOME:

     Manufactured housing                        	$25,496       $ 15,830
     Housing - retail                             (1,094)            --
     Recreational vehicles                     	   26,637         16,113
     Supply operations                             3,583          3,392
     Corporate and other*                         (4,371)       (13,739)**
                                                 -------       --------

                                                 $50,251       $ 49,074
                                                 =======       =========

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

                                 13 Weeks Ended        13 Weeks Ended
                                 July 26, 1998         July 27, 1997

                                         Weighted               Weighted
                                         Average                Average
                               Income    Shares        Income    Shares
     Basic earnings per share	   $30,225	   31,621        $30,942	   35,843

     Effect of dilutive securities:
       Stock options                 --      720             --      825
       Preferred securities   	    2,781    5,901             --       --
                                -------   ------        -------   ------

     Diluted earnings per share $33,006   38,242        $30,942   36,668
                                =======   ======        =======   ======

4)   Accumulated Other comprehensive Income Balances

     The Company has adopted SFAS 130 "Reporting Comprehensive Income" which establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. The following reflects the activity in the accumulated other comprehensive income balance for the period (amounts in thousands).

                                                            Accumulated
                                    Foreign    Unrealized   Other
                                    Currency   Gains on     Comprehensive
                                    Items      Securities   Income
                                --------   ----------   ---------------

     Beginning balance               $(1,759)     $298        $(1,461)
     Current period change              (756)     (110)          (866)
                                     -------      -----       -------

     Ending balance                  $(2,515)     $188        $(2,327)
                                     =======      ====        =======

5)   Convertible Trust Preferred Securities

     Reference is made to Note 8 in the notes to audited consolidated financial statements included in the Company's annual report on Form 10-K for the fiscal year ended April 26, 1998. During fiscal 1998, Fleetwood Capital Trust (the Trust), a Delaware business trust wholly owned by the Company, completed a $287.5 million private placement of 5,750,000 shares of 6% Convertible Trust Preferred Securities. The proceeds from the issuance were invested by the Trust in 6% convertible subordinated debentures (the Debentures) issued by the Company in the aggregate principal amount of $296.4 million, maturing on February 15, 2028. The Debentures are the sole assets of the Trust and eliminate in consolidation.



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

January 31, 2000