Form 10-Q/A
period 1999-01-24
FLEETWOOD ENTERPRISES INC/DE/
filed 2000-02-01
CIK 314132

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


                       Commission File Number 1-7699

                         FLEETWOOD ENTERPRISES, INC.____
         (Exact name of registrant as specified in its charter)

        Delaware                         95-1948322
_______________________             ______________________________________
(State or other jurisdiction of     (I.R.S. Employer Identification Number)
incorporation or organization)

3125 Myers Street, Riverside, California    92503-5527
_________________________________________________________________________
(Address of principal executive offices)    (Zip code)


Registrant's telephone number, including area code  (909) 351-3500 .

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

6) Convertible Trust Preferred Securities

   Reference is made to Note 8 in the notes to audited consolidated financial statements included in the Company's annual report on Form 10-K for the fiscal year ended April 26, 1998. During fiscal 1998, Fleetwood Capital Trust (the Trust), a Delaware business trust wholly owned by the Company, completed a $287.5 million private placement of $5,750,000 shares of 6% Convertible Trust Preferred Securities. The proceeds from the issuance were invested by the Trust in 6% convertible subordinated debentures (the Debentures) issued by the Company in the aggregate principal amount of $296.4 million, maturing on February 15, 2028. The Debentures are the sole assets of the Trust and eliminate in consolidation.



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