Form 10-Q
period 2000-01-30
FLEETWOOD ENTERPRISES INC/DE/
filed 2000-03-01
CIK 314132

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, DC   20549


                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

    X                OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 30, 2000


                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)


______               OF THE SECURITIES EXCHANGE ACT OF 1934


              For the transition period from ___________ to ___________


                        Commission File Number 1-7699

                        FLEETWOOD ENTERPRISES, INC.____________________
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

Class                                    Outstanding at January 30, 2000
_________________________                _____________________________
Common stock, $1 par value               32,688,264 shares

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

          Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. In the Company's opinion, the statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the periods ending January 30, 2000 and January 24, 1999 and the balances as of January 30, 2000 and April 25, 1999. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the board of directors and shareholders of Fleetwood Enterprises, Inc.:


       We have reviewed the accompanying condensed consolidated balance sheet of FLEETWOOD ENTERPRISES, INC. (a Delaware Corporation) and subsidiaries as of January 30, 2000, and the related condensed consolidated statements of income for the thirteen and forty week periods ended January 30, 2000 and the thirteen and thirty-nine week periods ended January 24, 1999, the condensed consolidated statements of cash flows for the forty week period ended January 30, 2000 and the thirty-nine week period January 24, 1999, and the condensed consolidated statement of changes in shareholders' equity for the forty week period ended January 30, 2000. These financial statements are the responsibility of the Company's management.

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


                                                  ARTHUR ANDERSEN LLP



Orange County, California
February 29, 2000


                FLEETWOOD ENTERPRISES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME (CONDENSED)
                             (UNAUDITED)
                (Amounts in thousands except per share data)

                            13 Weeks    13 Weeks    40 Weeks     39 Weeks
                              Ended       Ended       Ended       Ended
                            Jan. 30,     Jan. 24,    Jan. 30,     Jan. 24,
                              2000        1999        2000         1999

Net sales:
  Manufacturing             $786,705    $749,953    $2,589,987  $2,443,195
  Retail                     145,044     116,384       465,013     205,263
  Less intercompany          (79,484)    (61,926)     (235,918)   (106,052)
                            --------    --------     ---------   ---------
                             852,265     804,411     2,819,082   2,542,406

Cost of products sold        663,099     625,849     2,188,953   1,995,156
                            --------    --------     ---------   ---------

  Gross profit               189,166     178,562       630,129     547,250

Operating expenses           156,449     139,029       492,714     402,605
                             -------    --------     ---------   ---------

  Operating income            32,717      39,533       137,415     144,645

Other income (expense):
  Investment income            2,525       3,940         9,102      13,146
  Interest on long-term debt  (1,321)       (837)       (3,100)     (2,629)
  Interest on inventory floor
    plan financing            (2,752)     (2,247)       (8,440)     (3,889)
  Distribution on preferred
    securities                (4,382)     (4,382)      (13,144)    (13,142)
  Other                          679         (94)        1,188        (296)
                             --------    -------      ---------   --------
                              (5,251)     (3,620)      (14,394)     (6,810)
                             -------    -------       ---------   ---------
Income before provision for
  income taxes                27,466      35,913       123,021     137,835

Provision for income taxes   (11,564)    (14,652)      (50,967)    (55,238)
                            --------   --------      ---------    --------
Net income                  $ 15,902    $ 21,261      $ 72,054    $ 82,597
                            ========   ========       ========    ========
Net income per Common share:
  Basic EPS                     $.49        $.61         $2.16       $2.47
  Diluted EPS                    .48         .59          2.04        2.29
                                ====      =====          =====       =====

Weighted average Common shares:
  Basic                       32,724      34,806        33,404      33,441
  Diluted                     38,653      41,019        39,355      39,796
                              ======      ======        ======      ======

Dividends declared per share of
  Common stock outstanding      $.19        $.18          $.57        $.54
                                ====       ====           ====        ====

See accompanying notes to financial statements.


                FLEETWOOD ENTERPRISES, INC. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS (CONDENSED)

                                  ASSETS

                                                (Unaudited)
                                                January 30,    April 25,
(Amounts in thousands)                            2000           1999
Current assets:
  Cash                                        $   47,308     $   25,602
  Marketable investments                          83,561        231,672
  Receivables                                    278,579        245,847
  Inventories                                    315,805        257,034
  Deferred tax benefits - current                 38,139         33,637
  Other current assets                            30,199         23,597
                                                 -------       --------
    Total current assets                         793,591        817,389

Property  plant and equipment                    324,086        303,934
Marketable investments maturing after one year     6,900          9,859
Deferred tax benefits                             50,051         47,932
Cash value of Company-owned life insurance        64,721         64,880
Goodwill and intangible assets                   256,684        247,681
Other assets                                      38,095         39,509
                                              ----------     ----------
                                              $1,534,128     $1,531,184
                                              ==========     ==========

           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                             $ 134,146     $  138,261
  Employee compensation and benefits              78,972         90,266
  Federal and state taxes on income                1,832          4,759
  Retail flooring liability                       91,898        125,275
  Other current liabilities                      189,435        156,159
                                                --------      ----------
    Total current liabilities                    496,283        514,720

Deferred compensation and retirement benefits     64,740         60,832
Insurance reserves                                25,866         26,429
Long-term debt                                    80,000         55,000

Company-obligated manditorily redeemable convertible
  preferred securities of Fleetwood Capital Trust holding
  solely 6% convertible subordinated debentures
  of the Company                                 287,500        287,500

Contingent liabilities

Shareholders' equity:
  Preferred stock, $1 par value authorized
    10,000,000 shares, none outstanding             --               --
  Common stock, $1 par value, authorized
    75,000,000 shares, outstanding 32,688,000
    at January 30, 2000 and 35,198,000
    at April 25, 1999                             32,688         35,198
  Capital surplus                                193,026        202,244
  Retained earnings                              356,036        351,769
  Accumulated other comprehensive income (loss)   (2,011)        (2,508)
                                               ----------    -----------
                                                 579,739        586,703
                                               ----------    -----------
                                              $1,534,128     $1,531,184
                                              ==========     ==========

See accompanying notes to financial statements.


                    FLEETWOOD ENTERPRISES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (CONDENSED)
                                   (UNAUDITED)
                             (Amounts in thousands)

                                              40 Weeks          39 Weeks
                                              Ended              Ended
                                              January 30,      January 24,
                                                2000              1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                     $72,054          $82,597
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation expense                          21,377          20,666
  Amortization of goodwill and intangibles       4,846           2,396
  Losses on sales of property  plant
    and equipment                                1,188             296
  Changes in assets and liabilities:
    Increase in receivables                    (32,264)        (13,848)
    Increase in inventories                    (53,101)         (9,567)
    Increase in deferred tax benefits           (6,621)        (13,257)
    (Increase) decrease in cash value of Company-owned
      life insurance                               159          (1,416)
    Increase in other assets                    (5,157)        (20,019)
    Decrease in accounts payable                (4,779)        (17,658)
    Increase (decrease) in employee compensation
      and benefits                              (7,386)          6,515
    Increase (decrease) in Federal and state
      income taxes                              (2,927)          2,164
    Increase (decrease) in retail flooring
      liability                                (38,670)         17,689
    Increase in other liabilities               32,476          43,670
                                               --------        --------
Net cash provided by (used in) operating
      activities                               (18,805)        100,228
                                               -------         -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities:
  Held-to-maturity                          (3,251,253)     (4,239,394)
  Available-for-sale                           (25,956)        (54,513)
Proceeds from maturity of investment securities:
  Held-to-maturity                           3,403,400       4,303,390
  Available-for-sale                             1,978          38,728
Proceeds from sale of available-for-sale
  investment securities                         22,819          22,579
Acquisition of retail companies                 (7,191)       (120,129)
Purchases of property  plant and
  equipment  net                               (42,455)        (26,905)
                                               --------        -------
Net cash provided by (used in)
  investing activities                         101,342         (76,244)
                                               -------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends to shareholders                      (18,742)       (18,328)
Proceeds from exercise of stock options           --           22,511
Repurchase of Common stock                     (67,668)       (23,688)
Increase in long-term debt                      25,000            --
                                               -------        -------
Net cash used in financing activities          (61,410)       (19,505)
                                               --------       -------
Foreign currency translation adjustment            579         (1,030)
                                               --------       --------
Increase in cash                                21,706          3,449
Cash at beginning of period                     25,602         28,143
                                               -------        -------
Cash at end of period                          $47,308        $31,592
                                               =======       ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:

  Cash paid during the period for -
  Interest                                     $11,232        $22,378
  Income taxes                                  56,219         64,233
                                               =======       ========
DETAILS OF ACQUISITIONS:
  Fair value of assets acquired                $21,096       $367,847
  Liabilities assumed                            6,194        119,452
                                               -------       --------
  Acquisitions price                            14,902        248,395
  Less cash acquired                              (816)        (9,514)
  Less Common stock issued for acquisitions     (6,895)      (118,752)
                                                -------      --------
  Net cash paid for acquisitions                $7,191       $120,129
                                                ======       ========
NON-CASH FINANCING ACTIVITIES:
  Common stock issued for acquisitions          $6,895       $118.752
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


           FLEETWOOD ENTERPRISES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CHANGES
               IN SHAREHOLDERS' EQUITY (CONDENSED)
                       (UNAUDITED)
                  (Amounts in thousands)

                                                  Accumulated
                                                     Other
                                                     Compre-
               Common Stock                         hensive    Total
               Number            Capital  Retained  Income Shareholders'
              of Shares  Amount  Surplus  Earnings  (Loss)    Equity

Balance April 25,
  1999        35,198    $35,198   $202,244  $351,769 $(2,508)   $586,703

Comprehensive income:

  Net income     --        --          --     72,054      --      72,054

  Other comprehensive income:

   Foreign currency translation,
    net of taxes of
     $370        --        --          --         --     579         579

   Investment securities,
    net of taxes
     of $52      --        --          --         --     (82)        (82)
                                                                  ------
Comprehensive income                                              72,551
                                                                  ------
Cash dividends declared on
  Common stock    --       --          --    (18,742)      --    (18,742)

Purchase of Common
  stock      (2,758)    (2,758)   (15,865)   (49,045)      --    (67,668)

Stock issued for
 acquisitions   248        248      6,647       --         --      6,895
               ----       ----     ------      -----    -----    ------
Balance January 30,
  2000       32,688    $32,688   $193,026   $356,036  $(2,011)  $579,739
             ======    =======   ========   ========   ======   ========

See accompanying notes to financial statements.

                 FLEETWOOD ENTERPRISES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          JANUARY 30, 2000
                            (Unaudited)


1)   Reference to Annual Report

     Reference is made to the Notes to Consolidated Financial Statements included in the Company's Form 10-K annual report for the year ended April 25, 1999.

2)   Industry Segment Information

     Information with respect to industry segments for the periods ending January 30, 2000 and January 24, 1999 is shown below (amounts in thousands):

                          13 Weeks     13 Weeks    40 Weeks     39 Weeks
                             Ended        Ended      Ended       Ended
                           Jan. 30,     Jan. 24,    Jan. 30,     Jan. 24,
                           2000         1999        2000         1999
    OPERATING REVENUES:

    Manufactured housing -
     Manufacturing         $341,352     $372,371    $1,136,419  $1,182,391
     Retail                 145,044      116,384       465,013     205,263
     Less intercompany      (79,484)     (61,926)     (235,918)   (106,052)
                           --------     --------      ---------   --------
                            406,912      426,829     1,365,514   1,281,602
                           --------     --------      --------    --------

    Recreational vehicles   434,124      367,638     1,415,823   1,229,113
    Supply operations        11,229        9,944        37,745      31,691
                           --------     --------      --------   ---------
                           $852,265     $804,411    $2,819,082  $2,542,406
                          =========     ========    ==========  ==========

    OPERATING INCOME:

    Manufactured housing*   $15,538      $22,216       $56,920     $68,546
    Housing - retail**       (1,406)       2,141         8,317       4,875
    Recreational vehicles    20,391       18,354        80,419      75,368
    Supply operations         4,445        3,688        15,814      11,384
    Corporate and other***   (6,251)      (6,866)      (24,055)    (15,528)
                            -------      -------       -------     -------
                            $32,717      $39,533      $137,415    $144,645
                            =======      =======      ========     =======

    * After deduction for intercompany profit in inventory as follows:

                             $4,873       $4,951       $10,891     $10,124
                             ======       ======        ======      ======
   **  Before deduction of interest expense on inventory floor plan financing as follows:

                             $2,752       $2,247        $8,440      $3,889
                             ======       ======        ======      ======

*** Including adjustments and eliminations. The operating income information for the periods ended January 24, 1999 has been restated to reflect all amortization of goodwill in "Corporate and other" rather than in the industry segments.


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

                                    13 Weeks Ended        13 Weeks Ended
                                    January 30, 2000     January 24, 1999

                                             Weighted            Weighted
                                             Average              Average
                                     Income  Shares     Income     Shares
     Basic earnings                $15,902    32,724    $21,261     34,806
     Effect of dilutive securities:
       Stock options                    --        28         --        312
       Preferred securities          2,784     5,901      2,781      5,901
                                     ------    -------   ------    -------

     Diluted earnings              $18,686    38,653    $24,042     41,019
                                    =======   =======   =======    =======


                                     40 Weeks Ended     39 Weeks Ended
                                   January 30, 2000     January 24, 1999

                                             Weighted            Weighted
                                             Average              Average
                                     Income  Shares     Income     Shares
     Basic earnings                  $72,054  33,404   $82,597     33,441
     Effect of dilutive securities:
       Stock options                     --       50        --        454
       Preferred securities            8,352   5,901     8,342      5,901
                                     -------   ------   ------    -------

     Diluted earnings                $80,406  39,355   $90,939     39,796
                                     =======  ======   =======     ======

4)   Inventory Valuation

     Inventories are valued at the lower of cost (first-in, first-out) or market. Manufacturing cost includes materials, labor and manufacturing overhead. Retail finished goods are valued at cost less intercompany manufacturing profit. Inventories consist of the following:

                                January 30, 2000      April 25, 1999
                                      (Amounts in thousands)
    Manufacturing inventory-
      Raw materials                     $124,011            $108,813
      Work in process                     28,357              28,015
      Finished goods                      21,906               9,973
                                        --------            --------
                                         174,274             146,801
                                        --------            --------

    Retail inventory-
      Finished goods                     168,428            126,239
      Less manufacturing profit          (26,897)           (16,006)
                                         -------            -------
                                         141,531            110,233
                                         -------            -------

                                        $315,805           $257,034
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is an analysis of changes in key items included in the consolidated statements of income for the 13-week and 40-week periods ended January 30, 2000, compared to the 13-week and 39-week periods ended January 24, 1999.

                                  13 Weeks Ended       40 Weeks Ended
                                  January 30, 2000     January 30, 2000
                                    (Unaudited)          (Unaudited)

                                  Increase      %       Increase      %
(Amounts in thousands)           (Decrease)   Change   (Decrease)   Change

Sales                             $47,854       5.9%    $276,676     10.9%
Cost of products sold              37,250       6.0      193,797      9.7
                                 --------      ----     --------     ----
  Gross profit                     10,604       5.9       82,879     15.1

Selling expenses                    3,299       5.0       29,984     15.0
General and administrative
  expenses                         14,121      19.4       60,125     29.7
                                 --------      ----     --------     ----

Operating expenses                 17,420      12.5       90,109     22.4
                                 --------      ----     --------     ----

  Operating income                 (6,816)    (17.2)      (7,230)    (5.0)

Other income (expense)             (1,631)    (45.1)      (7,584)  (111.4)
                                 --------      ----     --------    -----

Income before taxes                (8,447)    (23.5)     (14,814)   (10.7)

Provision for income taxes         (3,088)    (21.1)      (4,271)    (7.7)
                                 --------      ----      -------      ---

Net income                        $(5,359)    (25.2)%   $(10,543)   (12.8)%
                                 ========      ====      =======      ===


Current Quarter Compared to Same Quarter Last Year

Consolidated Results:

Net income for the third quarter ended January 30, 2000 was $15.9 million or 48 cents per diluted share compared to $21.3 million and 59 cents per share for the similar period last year. The recreational vehicle group achieved record third quarter sales and improved profitability, but this was offset by lower earnings from manufactured housing.

Revenues reached an all-time high for the Company in the third quarter, primarily as a result of growth in sales of recreational vehicles. Third quarter revenues totaled $852 million, a 6% increase over last year's $804 million.

Gross profit margin was unchanged at 22.2% of sales. Lower manufacturing margins were offset by the favorable impact of the Company's retail operation. Manufacturing gross margin fell from 21.1% to 20.5% of sales with all manufacturing segments contributing to the decline.

Operating expenses increased $17 million or 13% to $156 million, and rose as a percentage of sales from 17.3% to 18.4%. The retail operation accounted for 57% of the increase. Selling expenses rose 5% to $69 million due to higher RV product warranty and service costs, as well as increases in sales promotion and advertising expenses. As a percentage of sales, selling costs were unchanged from the prior year at 8.2%. General and administrative expenses were up 19% to $87 million, and rose as a percentage of sales from 9.1% to 10.2%. The increase was largely the result of the continuing expansion of the Company's retail housing business.

Non-operating expense of $5.3 million was 45% higher than last year's $3.6 million, mainly due to lower investment income and higher interest expense for long-term debt and inventory floor plan financing. Investment income was down 36% from the prior year as a result of lower invested balances. Interest on long-term debt increased mainly due to additional borrowings of $25 million used to reduce more costly variable rate debt.

The effective income tax rate rose to 42.1% compared to 40.8% last year. The increase primarily reflects goodwill amortization, which is not deductible for tax purposes, combined with the impact of lower earnings. The higher tax rate reduced net earnings by approximately $358,000 or one cent per share.

Manufactured Housing:

Gross manufacturing revenues were off 8% to $341 million, and included $79 million of intercompany sales to Company-owned retail home centers. Manufacturing unit volume declined 10% to 14,030 homes, but the number of sections was off just 6% to 23,489 due to the continuing shift in sales mix toward multi-section homes. Multi-section homes represented 65% of factory sales versus 58% last year.

Last year's third quarter results were unusually strong for the manufacturing segment of the housing business. However, this year a weaker manufactured housing market has reduced sales volume and factory operating efficiencies. Industry wholesale shipments to retailers have been declining since about mid-year 1999. This has mainly resulted from too much capacity and excess inventories in the retail sector. The imbalance between supply and demand has been exacerbated by unfavorable developments in the financing area. During the past year, lenders have increased credit standards and down payment requirements for retail buyers. These actions and higher interest rates have eliminated many potential buyers of manufactured homes. The Company anticipates that industry wholesale shipments will continue to be weak until market conditions improve and the inventory imbalance is resolved.

Operating income, before elimination of intercompany profit, declined 25% from $27.2 million to $20.4 million, and operating margin fell from 7.3% to 6.0% of sales. The housing group earnings decline was primarily volume-related due to weak market conditions, particularly in the Pacific northwest and central regions. Gross profit margin for the housing group eased slightly from 23.4% to 23.1% of sales, mainly as a result of higher direct labor costs. The effects of lower volume and reduced gross profit margin were partially offset by lower operating costs.

Recreational Vehicles:

Recreational vehicle sales rose 18% to $434 million, a record for the third quarter. All three RV divisions posted record third quarter revenues, with the strongest growth occurring in the motor home division. Motor home revenues were up 21% to $274 million on a 13% rise in shipments to 3,489 units. In the towable RV categories, travel trailer sales increased 14% to $134 million and folding trailer sales rose 7% to $26 million. Third quarter unit shipments for travel trailers and folding trailers were 9,433 and 4,828, respectively, representing increases of 17% and 2%.

Operating income for the RV group rose 11% to $20.4 million in the third quarter, but operating margin declined from 5.0% to 4.7% of sales. Gross profit margins fell from 18.3% a year ago to 17.9%, primarily due to increased sales of competitively-priced motor homes and travel trailers with relatively low profit margins. The RV group also incurred higher selling costs, including increases in product warranty expenses and sales promotion.

Supply Operations:

The Company's supply group contributed third quarter revenues of $11 million compared to $10 million a year ago. Operating income rose 21% to $4.4 million primarily due to higher sales volume from fiberglass manufacturing and profit gains from import operations.

Retail Housing Operations:

The retail housing division had revenues of $145 million compared to $116 million for the same period last year. Unit sales from Fleetwood retail stores rose 28% to 3,569 homes. As expected, the retail division incurred an operating loss of $1.4 million for the current quarter compared to an operating profit of $2.1 million a year ago. In addition to a weakening market environment, the loss resulted from seasonally slow sales volume and rising overhead costs associated with new sales locations and the building of infrastructure and support systems. A significant portion of the incremental general and administrative expenses was related to new sales locations, many of which did not contribute materially to sales and profits because they were in a start-up phase. Interest expense on inventory financing increased from $2.2 million to $2.8 million, mainly reflecting the increase in inventories associated with new store openings. The Company had 214 retail stores in operation as of January 30, 2000 compared to 160 one year earlier.

The retail housing business is seasonal in nature, and sales are slowest in the winter months. This seasonal factor, combined with the current difficult market environment, will likely cause an operating loss for the retail business in the fourth quarter. The continuing addition of new retail locations, which is consistent with the Company's longer-term growth strategy, will further add to operating costs in the near term.

Year-To-Date Compared to Same Period Last Year

Earnings for the first nine months of fiscal 2000 totaled $72.1 million or $2.04 per diluted share compared to $82.6 million and $2.29 per share in last year's similar period. The earnings decline mainly resulted from an increase in non-operating expenses, lower investment income and increases in goodwill amortization and employee benefit costs. A higher income tax rate also contributed to the decline.

Higher recreational vehicle sales and the additional volume from the Company's new retail business led to record nine-month revenues of $2.82 billion, an 11% increase over last year's $2.54 billion.

Gross profit margin rose from 21.5% to 22.4% of sales due to the favorable impact of the retail business. Retail gross margins are typically higher than manufacturing margins, and the combination of the added retail profit and the elimination of intercompany sales has the effect of boosting the consolidated gross margin percentage. Manufacturing gross margins were 20.7% of sales compared to 21.0% for the similar period last year.

Operating expenses rose 22% to $493 million, and also increased as a percentage of sales from 15.8% to 17.5%. Approximately 61% of the dollar increase was related to the expanding retail housing operations. Selling expenses rose 15% to $230 million, with the retail operation accounting for about 42% of the increase. Within the manufacturing sector, higher costs were incurred for product warranty and service and sales promotion and advertising. As a percentage of sales, selling costs rose from 7.9% to 8.2%. General and administrative expenses increased 30% or $60 million to $263 million, principally due to the addition of $42 million in retail costs and higher employee compensation and benefits. Goodwill amortization rose from $2.4 million to $4.8 million, which also contributed to the increase in G & A costs. General and administrative expenses as a percentage of sales were 9.3% compared to 8.0% in the prior year.

Non-operating items for the nine-month period totaled a net expense of $14.4 million compared to net expense of $6.8 million for the corresponding period last year. This resulted from the combination of higher interest expense and lower investment income. Investment income for the nine months was down 31% to $9.1 million, primarily reflecting lower cash balances available for investment.

The Company's effective tax rate rose from 40.1% last year to 41.4%, primarily due to the effect of goodwill amortization, which is not deductible for income tax purposes. The higher income tax rate reduced earnings about four cents per share for the nine-month period.

Manufactured Housing:

Factory sales of manufactured homes, including intercompany sales to affiliates of $236 million, were off 4% to $1.14 billion. Manufacturing unit volume declined 7% to 46,597 homes, but the number of sections was off just 3% to 77,432 due to the continuing shift in sales mix toward multi-section homes. Multi-section homes represented 63% of factory sales versus 57% last year.

As a result of lower revenues, operating income for the nine months declined 17% to $56.9 million. Including the profit on intercompany sales, operating income fell 14% and operating margin declined from 6.7% to 6.0% of sales.

Recreational Vehicles:

RV sales for the nine months climbed to a record $1.42 billion, 15% ahead of last year's $1.23 billion. The RV revenue increase was mainly driven by record motor home sales, which rose 19% to $891 million. In addition, towable products have also fared well in fiscal 2000 with both the travel trailer and folding trailer divisions achieving record sales. Travel trailer sales increased 10% to $433 million, and folding trailer sales rose 7% to $92 million.

Operating income for the RV group increased 7% to $80.4 million for the nine-month period, but operating margin declined as a percentage of sales from 6.1% last year to 5.7%. The reduced operating margin percentage on higher sales volume is mainly the result of higher product warranty costs and increased sales of more competitively-priced products with lower profit margins. Product warranty costs in the current year include approximately $4.4 million for expenses related to unusual product recalls.

Supply Operations:

Nine-month revenues from supply operations were $38 million versus $32 million for the comparable period last year. Operating income rose 39% to $15.8 million, primarily reflecting higher volume from manufacturing, lumber and import operations.

Retail Housing Operations:

The retail housing division had revenues for the nine-month period of $465 million versus $205 million for the comparable period last year, which was its first year of operation. Operating income increased from $4.9 million last year to $8.3 million, primarily due to the higher sales volume.

Business Outlook

The fourth quarter of the Company's fiscal year is typically one of the Company's strongest quarters. However, continuing weakness in the manufactured housing market will make this year's final quarter especially challenging. The near-term outlook for the RV business remains favorable, as reflected in the strength of the Company's RV order backlog position. Despite the healthy market, the shift in sales mix toward more competitively-priced products will continue to exert pressure on RV profit margins.

Liquidity and Capital Resources

The Company generally relies upon internally generated cash flows to satisfy working capital needs and to fund capital expenditures. Cash totaling $18.8 million was used in operating activities compared to cash generated last year of $100.2 million. The reduced cash flow from operations primarily reflects the expansion of the retail housing business and the related inventory requirements, as well as a significant reduction in the retail flooring liability. Cash and cash equivalents declined from $267.1 million as of April 25, 1999 to $137.8 million at the end of January 2000. The lower level of cash and cash equivalents compared to the balance at April 25, 1999 was mainly due to the aforementioned reduction in flooring liability and significant share repurchases. The Company expects to continue its share repurchase program.

Cash outlays in the current fiscal year included $18.7 million in dividends to shareholders, $42.5 million for capital expenditures and $67.7 million for repurchases of the Company's Common stock. Dividends last year were $18.3 million and net capital expenditures totaled $26.9 million. In addition, there were no proceeds from the exercise of stock options this year compared to $22.5 million a year ago.

The Company completed a $25 million financing arrangement with a large insurance company and used the proceeds from this fixed rate, four-year loan to pay down variable rate retail flooring debt.

In the opinion of management, the combination of existing cash resources, expected future cash flows from operations and available lines of credit will be sufficient to satisfy the Company's foreseeable cash requirements.

Year 2000 Compliance

The Company experienced no disruption to its operations as a result of Year 2000 issues related to information systems and software applications.
There have been no indications that any third party upon which the Company relies , including vendors, suppliers, and financial institutions, has experienced any Year 2000 problems which would have a material impact on the future operations or financial results of the Company. The total cost of the Company's Year 2000 project was reported previously at $1.2 million, and no additional costs have been incurred. The Company does not expect any future disruptions related to Year 2000 issues either internally or from third parties.

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

For fixed rate debt, changes in interest rates generally affect the fair market value, but not earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not influence fair market value, but do affect future earnings and cash flows. The Company does not have an obligation to prepay fixed rate debt prior to maturity, and as a result, interest rate risk and changes in fair market value should not have a significant impact on such debt until the Company would be required to refinance it. Based upon the amount of variable rate debt outstanding at the end of the third quarter, and holding the variable rate debt balance constant, each one percentage point increase in interest rates occurring on the first day of an annual period would result in an increase in interest expense of approximately $1.5 million.

The Company does not believe that future market interest rate risks related to its marketable investments or debt obligations will have a material impact on the Company or the results of its future operations.

                     PART II         OTHER  INFORMATION

There are no other items to be reported or exhibits to be filed.
Reference is made to the Company's Form 10-K for fiscal year 1999 and previous Form 10-Q filings for fiscal year 2000.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           FLEETWOOD ENTERPRISES, INC.



                                           _________________________

                                           Paul M. Bingham
                                           Senior Vice President - Finance
                                           and Chief Financial Officer
March 1, 2000






FLEETWOOD ENTERPRISES, INC.
CONSOLIDATED FINANCIAL INFORMATION
FINANCIAL DATA SCHEDULE

[SROS]        NYSE
[SROS]        PCX