Form 10-K405
period 2000-04-30
FLEETWOOD ENTERPRISES INC/DE/
filed 2000-07-06
CIK 314132

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K

(MARK ONE)        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
   /X/                OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended April 30, 2000

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

    AGGREGATE MARKET VALUE OF COMMON STOCK HELD BY NON-AFFILIATES ON JUNE 23, 2000: $461,071,000 (32,642,195 SHARES AT CLOSING PRICE ON NEW YORK STOCK EXCHANGE OF $14.125). FOR THIS PURPOSE ALL SHARES HELD BY OFFICERS AND DIRECTORS ARE CONSIDERED TO BE HELD BY AFFILIATES, BUT NEITHER THE REGISTRANT NOR SUCH PERSONS CONCEDE THAT THEY ARE AFFILIATES OF THE REGISTRANT.

          COMMON STOCK OUTSTANDING ON JUNE 23, 2000: 32,712,151 SHARES

                      DOCUMENTS INCORPORATED BY REFERENCE:

    INFORMATION REQUIRED BY PART III IS INCORPORATED BY REFERENCE TO PORTIONS OF THE REGISTRANT'S PROXY STATEMENT WITH RESPECT TO ITS 2000 ANNUAL MEETING, WHICH WILL BE FILED NO LATER THAN 120 DAYS AFTER THE CLOSE OF THE REGISTRANT'S FISCAL YEAR ENDED APRIL 30, 2000.

                          FLEETWOOD ENTERPRISES, INC.

                                     PART I

ITEM 1. BUSINESS

GENERAL

    Fleetwood Enterprises, Inc. is the nation's largest manufacturer of recreational vehicles (motor homes, travel trailers, folding trailers and slide-in truck campers) and one of the nation's largest producers and retailers of manufactured housing. Fleetwood had a 3.7 percent share of the single-family housing market in 1999 and a 17.9 percent share of the manufactured housing market. In its fiscal year ended April 30, 2000, Fleetwood sold 59,458 manufactured homes and was the second largest producer of HUD-Code homes in the United States in terms of units sold. In 1999, Fleetwood had a 24.6 percent share of the overall recreational vehicle market, a 24.6 percent share of the motor home market, a 20.5 percent share of the travel trailer market and a
36.9 percent share of the folding trailer market. In its fiscal year ended April 2000, Fleetwood sold 80,120 recreational vehicles and held the leading market share in each of these three product categories.

    The Company's manufacturing activities are conducted in 18 states within the U.S., and to a much lesser extent in Canada. In addition, the Company operates five supply companies which provide components for its manufactured housing and recreational vehicle operations, while also generating outside sales.

    The Company entered the manufactured housing retail business in fiscal 1999 through a combination of key acquisitions and internal development of new retail sales centers. At the end of fiscal 2000, the Company was operating 243 retail sales locations in 26 states, and was the fourth largest retailer of manufactured homes in the U.S.

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

                                                                       YEARS ENDED APRIL
                                          ---------------------------------------------------------------------------
                                             2000         %             1999         %             1998         %
                                          ---------------------------------------------------------------------------
                                                                    (DOLLARS IN THOUSANDS)
Manufactured housing:
  Manufacturing.........................  $1,454,821      39%        $1,563,966      45%        $1,487,650      49%
  Retail................................     591,895      16            332,309       9                 --      --
  Less intercompany.....................    (298,224)     (8)          (178,764)     (5)                --      --
                                          ----------     ---         ----------     ---         ----------     ---
                                           1,748,492      47          1,717,511      49          1,487,650      49
Recreational vehicles:
  Motor homes...........................   1,200,383      32          1,064,465      31            904,574      30
  Travel trailers.......................     589,919      16            548,910      16            503,762      16
  Folding trailers......................     124,214       4            115,659       3            109,827       4
                                          ----------     ---         ----------     ---         ----------     ---
                                           1,914,516      52          1,729,034      50          1,518,163      50
                                          ----------     ---         ----------     ---         ----------     ---
Supply operations.......................      49,957       1             43,618       1             44,754       1
                                          ----------     ---         ----------     ---         ----------     ---
                                          $3,712,965     100%        $3,490,163     100%        $3,050,567     100%
                                          ==========     ===         ==========     ===         ==========     ===

MANUFACTURED HOUSING

    Fleetwood is the second largest producer of HUD-Code manufactured housing in the United States, and distributes its products through a network of approximately 1,450 retailers in 48 states. Approximately 1,200 of the Company's retailers are independent and 243 at fiscal year end were Company-owned stores. Fleetwood's share of the manufactured housing market, based upon shipments to retailers, was 17.9 percent in calendar year 1999. A manufactured home is a single-family house constructed entirely in a factory environment rather than at the home site, and is constructed in accordance with HUD construction and safety standards. There are two basic categories of manufactured housing--single-section and multi-section--and Fleetwood is a leading producer of both types. Fleetwood produces manufactured housing using efficient, assembly-line techniques and generally the same materials as are found in site-built homes.

    About 65 percent of the manufactured homes produced in the United States are placed on individually owned lots; the balance are located on leased sites in manufactured housing communities. Most manufactured housing is sold in rural regions and towns outside of major urban areas.

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

    The manufactured housing industry has grown significantly since 1991. According to the Manufactured Housing Institute, domestic shipments increased from 170,713 homes in 1991 to 372,843 homes in 1998, before declining to 348,671 in 1999. Total retail sales increased from approximately $4.7 billion in 1991 to more than $16.0 billion in 1998. In addition, the manufactured housing industry's share of new single-family housing has increased significantly in recent years, from about 17 percent in 1991 to 23 percent in 1998, before declining to 21 percent in 1999. The Company believes that this growth has resulted from increasing consumer acceptance of and preference for manufactured housing, which has been driven by the following: (i) improved product quality and design and enhanced features; (ii) the significant disparity in the average price per square foot between site-built housing and manufactured housing;
(iii) favorable demographic and regional economic trends; (iv) improving business practices in the manufactured home retail industry; and (v) increased attractiveness of financing terms available to manufactured housing retailers and consumers. As acceptance of manufactured housing has increased among higher income buyers, demand has shifted toward larger, multi-section homes, which accounted for 65 percent of industry shipments in 1999, up from 47 percent in 1991. The industry decline in 1999 reflects excessive retail inventories and constricted availability of retail financing.

    Fleetwood held a 19.4 percent share of the single-section manufactured housing market in calendar 1999, as measured by shipments to retailers. Fleetwood's single-section homes range in size from 550 square feet to 1,290 square feet. Fleetwood's average single-section home retailed for approximately $23,000 (excluding land costs) in fiscal 2000. Single-section homes represented approximately 36 percent of Fleetwood's manufactured housing unit shipments and approximately 24 percent of manufactured housing sales in its fiscal year ended April 2000. Fleetwood's single-section homes are designed for the affordable housing market which includes first-time, retiree and value-oriented buyers.

    Fleetwood held a 17.1 percent share of the multi-section manufactured housing market in calendar 1999, as measured by shipments to retailers. Fleetwood's multi-section homes range in size from 930 square feet to 2,340 square feet, and sold for an average retail price of approximately $43,000 (excluding land costs) in fiscal 2000. Multi-section homes represented approximately
64 percent of Fleetwood's manufactured housing unit shipments and approximately 76 percent of manufactured housing sales in fiscal 2000.

MANUFACTURED HOUSING--RETAIL

    With the exception of several vertically integrated entities, most companies in the manufactured housing industry, including Fleetwood, traditionally marketed their homes through independent retailers. In recent years, however, certain manufactured housing producers began to acquire retailers. These acquisitions occurred for a variety of reasons, including manufacturers' desire to (i) control retail distribution; (ii) upgrade marketing and merchandising efforts, including brand name development; and (iii) provide an exit vehicle for family-owned retail businesses. Additionally, a number of financial consolidators and residential developers have entered the manufactured housing industry by acquiring retailers. In the first half of calendar 1998, certain competing manufacturers announced acquisitions of several important Fleetwood retailers, which collectively accounted for approximately $277 million in purchases from Fleetwood. These developments created a risk that independent distribution channels for Fleetwood homes may not be as readily available as they had been in the past, which prompted the Company to modify the way it markets its homes.

    In order to protect its distribution channels and to take advantage of business opportunities in the manufactured housing retail industry, Fleetwood acquired HomeUSA, Inc. ("HomeUSA"), the nation's largest independent retailer of manufactured homes. This entity had 65 retail locations and calendar 1997 pro forma sales of $205 million. The HomeUSA acquisition was completed on August 10, 1998. Concurrent with the announcement of the HomeUSA acquisition, Fleetwood acquired the remaining interest in Expression Homes, Inc. ("Expression Homes") that it did not already own. Expression Homes was jointly formed with Pulte Corporation in 1997 for the purpose of entering the manufactured housing retail business, initially through selected acquisitions and later through new startup operations. In addition, Fleetwood completed several other acquisitions of independent retailers during fiscal 1999 and fiscal 2000. Fleetwood also expanded its Company-owned retail network through the development of new "greenfield" locations. This latter strategy was Fleetwood's primary focus in fiscal 2000 and will remain so in future years.

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

    Fleetwood manufactures motor homes under the brand names Flair, Storm, Bounder, Pace Arrow, Southwind, Pace Arrow Vision, Expedition, Bounder Diesel, Discovery, American Tradition, American Dream, American Eagle, American Heritage, Tioga and Jamboree. A motor home consists of a truck or bus chassis with a living unit built onto it. The interior typically includes a driver area and kitchen, bathroom, dining and sleeping areas. Fleetwood's conventional ("Class A") motor homes are fully self-contained, having sleeping accommodations for four to eight people and such optional features as air conditioning, an auxiliary power generator and home electronics such as a stereo, television and VCR. Fleetwood's Class A motor homes are available in a variety of models ranging in length from 27 to 45 feet and retail for an average price of approximately $105,000. Fleetwood also manufactures more compact ("Class C") motor homes built on a cut-away van chassis with basically the same features and options as Class A products. These units are available in various models ranging in length from 19 to 31 feet and retail for an average price of approximately $50,000. Six of the industry's 12 top-selling Class A motor homes are manufactured by Fleetwood, as well as two of the top five Class C motor homes.

    Fleetwood manufactures a variety of travel trailers under the Prowler, Terry, Wilderness, Mallard, Avion, Savanna and Westport brand names. Fleetwood's travel trailers are designed to be towed by pickup trucks, vans or other tow vehicles, and are similar to motor homes in use and features. All of Fleetwood's travel trailers include sleeping, eating and bathroom facilities and are self-contained units with their own lighting, heating, refrigeration, fresh water storage tanks and sewage holding tanks so that they can be used for short periods without being attached to utilities. Most of Fleetwood's travel trailers are 8 feet wide, vary in length from 17 to 39 feet (including trailer hitch) and retail for an average price of approximately $18,000. Four of the industry's six top-selling travel trailers are manufactured by Fleetwood. The Company also produces slide-in truck campers at one of its travel trailer factories under the brand names Caribou, Elkhorn and Angler. These products are similar to travel trailers in terms of use and features, but are designed to fit in the bed of a pickup truck.

    Fleetwood is the largest manufacturer of folding trailers under the industry-leading Coleman-Registered Trademark- brand. Folding trailers are a lower cost alternative to travel trailers and are lighter and easier to tow. Fleetwood's folding trailers have eating and sleeping facilities, range in length from 17 to 25 feet and retail for an average price of approximately $7,000.

SUPPLY OPERATIONS AND OTHER BUSINESSES

    Fleetwood's supply operations include two fiberglass manufacturing companies, a drapery operation and a lumber milling operation. These operations provide a reliable source of quality components for Fleetwood's principal manufacturing businesses, while also generating outside sales. In the fiscal year ended April 2000, approximately 49 percent of the product volume of these manufacturing operations was used by Fleetwood internally, and the remaining
51 percent was sold to third parties. The supply operations also include a lumber brokerage and a component import business, each of which provides Fleetwood's manufactured housing and recreational vehicle businesses with reliable sources of quality raw materials and components.

SALES AND DISTRIBUTION

    Fleetwood distributes its manufactured homes through a network of approximately 1,200 independent retailers located in 48 states and 243 Company-owned stores in 26 states. In 1999, approximately 88 percent of Fleetwood's manufactured homes were shipped to retailers in the 20 states with the highest retail sales, including Texas, North Carolina, Georgia, South Carolina and Alabama. Fleetwood sells its recreational vehicles through a network of approximately 1,200 independent retailers located in 49 states and Canada. In the calendar year ended 1999, approximately 80 percent of Fleetwood's recreational vehicles were shipped to retailers in the 25 states with the highest retail sales, including California, Texas, Michigan, Florida and Ohio. In the same period, Fleetwood was the market share leader in terms of units sold in all but one of the top 25 recreational vehicle states.

    Consistent with industry practice, Fleetwood has historically marketed its products through many independent retailers, none of which individually accounted for a material part of Fleetwood's total sales. Fleetwood expects this industry practice to continue with respect to recreational vehicles; however, the acquisition activity in recent years in the retail sector of the manufactured housing industry has prompted Fleetwood to modify its manufactured housing sales and distribution strategies. The Company has responded to this industry trend by upgrading its manufactured home retail distribution network, developing alternatives to replace retailers purchased by competitors, and promoting and expanding Fleetwood brand name recognition through exclusive "Fleetwood Home Centers" and through its own retail strategies, including acquisitions and the opening of Company-owned stores. The Company's entry into the manufactured housing retail business required that the Company maintain an inventory of finished homes for purposes of display and immediate sale to retail homebuyers. This is a distinct departure from the Company's manufacturing policy of building homes to order and not maintaining factory inventories of completed homes. Largely as a result of the move into the retail business, inventories increased sharply during fiscal 1999 and fiscal 2000, rising from $154 million in April 1998 to $257 million in April 1999 to $343 million in April 2000.

    As part of the sales process, Fleetwood offers most purchasers of its recreational vehicles comprehensive one-year warranties against defects in materials and workmanship, excluding only certain components separately warranted by a supplier. The warranty period for motor homes is one year or until the unit has been driven 15,000 miles, whichever occurs first, except for structural items, which are covered for three years. Fleetwood's RV group is currently installing an electronic dealer communications network known as FDN that facilitates the processing of product warranty claims and parts ordering. With respect to manufactured homes, Fleetwood's warranty now covers a two-year period, and includes coverage for factory-installed appliances. Prior to March 1, 2000, Fleetwood's home warranty covered a one-year period, except for structural, plumbing, heating and electrical systems, which were covered for five years. Beginning in fiscal 2001, the Company is offering an optional three-year extended warranty service contract under the name "Fleetguard" for Fleetwood home buyers who wish to purchase it. Annual expenses for product warranties and service were approximately $150.8 million in fiscal year 2000 and $137.8 million in fiscal year 1999. Fleetwood believes that its warranty program is an investment that enhances its reputation for quality and reliability.

    As part of its overall business strategy, Fleetwood has emphasized and focused on the following items.

    COMMITMENT TO QUALITY AND CUSTOMER SATISFACTION. Fleetwood's quality improvement process focuses on increasing customer satisfaction by improving the quality and design of Fleetwood products and enhancing the customer's shopping experience. In this regard, the Company has developed a number of ongoing processes, including (i) designing its products with materials that frequently exceed government requirements and industry standards, (ii) training both its employees and its retailers' employees in customer satisfaction techniques and quality improvement procedures, (iii) providing additional services, such as comprehensive training of its retailers' employees and contractors regarding proper installation techniques for manufactured homes, (iv) offering some of the most extensive warranties in the manufactured housing and recreational vehicle industries and (v) responding quickly and effectively to customer inquiries and concerns.

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

    UPGRADE AND EXPAND FLEETWOOD'S RETAIL DISTRIBUTION NETWORKS. Since 1991, Fleetwood has reduced the number of independent retail distribution centers approved to sell Fleetwood manufactured housing products from approximately 1,800 to approximately 1,450. Fleetwood believes that this action has allowed it to focus its efforts on larger retailers that share Fleetwood's approach to merchandising homes and customer satisfaction. Historically, Fleetwood had not focused on exclusive retailer arrangements and most retailers sold competitive lines; however, in recent years, Fleetwood has developed exclusive retailer arrangements. Currently, approximately 53 percent of Fleetwood's manufactured housing retailers are exclusive, up from approximately 30 percent four years ago. During fiscal 2000, Fleetwood's housing group introduced the Pinnacle Retailer Program, which is designed to encourage more exclusive retailer relationships. This program includes a number of attractive retailer incentives, including funding for signage and additional marketing support not available to non-exclusive retailers. Fleetwood has increased its efforts to develop and implement retail "best practices" for its retailers through Fleetwood sponsored training programs and manuals. Topics of recent training seminars have included professional selling techniques and proper home installation procedures. Fleetwood actively seeks to expand its manufactured housing retail network by adding retailers that meet Fleetwood's criteria.

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

    PROMOTE AND EXPAND "FLEETWOOD" BRAND NAME RECOGNITION. Fleetwood seeks to expand consumer awareness of the "Fleetwood" name in both its manufactured housing and recreational vehicle operations. Beginning in its fiscal year ended April 1997, Fleetwood began working with selected manufactured housing retailers to develop "Fleetwood Home Centers," which exclusively carry Fleetwood products, have consistent signage identifying the location as a Fleetwood Home Center and meet Fleetwood's highest standards for home presentation and customer satisfaction. Fleetwood facilitated the opening of 162 Fleetwood Home Centers, including 89 which are Company-owned, through the end of fiscal 2000. Current plans call for the opening of additional centers in fiscal 2001, some of which will be independent and some Company-owned. In addition, in April 1998 the Company initiated a major national advertising campaign for manufactured homes. The Fleetwood Homes "Quality for Life" theme is being promoted through television, radio, direct marketing, print advertising and billboards/outdoor advertising. Also, the Company is currently sponsoring the Neal McCoy 24-7-365 Tour, a summer/fall concert series of the popular country recording star. This marketing initiative is designed to promote the Fleetwood Homes brand in connection with the Company's 50(th) anniversary.

    In the recreational vehicle group, Fleetwood has leading brand names in each segment; however, Fleetwood seeks to promote each individual brand as a part of the Fleetwood family of recreational vehicles. As an example, Fleetwood is sponsoring a NASCAR driver and team, Dale Jarrett and the Robert Yates Racing Team. As part of the sponsorship arrangement, Fleetwood has its logo on Dale Jarrett's race car and equipment. The Company is also involved in other NASCAR promotions and believes that the large NASCAR audience, estimated at 90 million, aligns with Fleetwood's targeted customer categories for recreational vehicles.

PRODUCT FINANCING

    Sales of recreational vehicles and manufactured housing are generally made to retailers under commitments by financial institutions which have agreed to finance retailer purchases. Product financing for recreational vehicles is currently readily available from a variety of sources including commercial banks, savings and loan institutions, credit unions and consumer finance companies. With respect to manufactured housing, wholesale and retail financing has historically been provided by similar lending sources, although highly concentrated with a few very large institutions. Conseco Finance Corp., GreenPointe Financial Corp. and Associates First Capital Corporation have been the leading manufactured housing lenders in recent years, representing about two-thirds of the retail financing for the industry. Associates, which had been a very important lender for Fleetwood retailers during the 1990's, announced in January

2000 that it is discontinuing its manufactured housing finance business. In addition, several other smaller lenders have exited the business during the past 18 months. Conseco, formerly known as Green Tree Financial Corp. and the largest manufactured housing lender, has recently been affected by adverse loan experience, higher funding costs and liquidity issues. The result has been a reduction in Conseco's commitment to the manufactured housing finance business, along with less favorable financing terms for wholesale and retail borrowers. Manufactured housing lenders in general have recently experienced higher loan losses and a more difficult funding environment. Access to the asset-backed securities market as a source of funding has been constricted and the cost of funds has risen sharply. Lenders have reacted by tightening credit standards for manufactured housing borrowers and by raising interest rates significantly. These unfavorable developments have created a very restrictive retail financing environment for the manufactured housing industry, which in turn has constrained sales activity at both the wholesale and retail levels.

    Until May 1996, Fleetwood owned Fleetwood Credit Corp., which provided a substantial portion of the wholesale and retail financing for sales of Fleetwood's recreational vehicles. Fleetwood sold Fleetwood Credit Corp. to Associates in May 1996. In connection with the sale, an agreement was signed to assure continuing cooperation between Fleetwood and Associates and to facilitate wholesale and retail financing for Fleetwood retailers and customers. In early 1999, Fleetwood Credit Corp. was sold by Associates to Bank of America. Fleetwood agreed to an assignment of the operating agreement to the new owner. Under the agreement, Fleetwood agreed not to promote any other finance company's recreational vehicle financing programs so long as Fleetwood Credit Corp. remains competitive.

ENGINEERING AND PRODUCT DEVELOPMENT

    Fleetwood develops new products and product enhancements through an integrated product development process that involves cross-functional teams including engineering, manufacturing and marketing personnel. Fleetwood also integrates feedback received through its customer surveys into its product development process. As a result, Fleetwood believes that it is able to proactively design and manufacture products that address both industry trends and specific customer requirements in an efficient cost-effective and timely manner. Product development with respect to recreational vehicles is done on a national basis while manufactured housing is done on a regional basis in order to reflect regional preferences and trends. During fiscal 2000, the Company's RV group was involved in redesigning its product development function. The new system, which will be phased in over the next few years, is designed to facilitate a faster response to market changes. Under this system, product development projects will be carefully evaluated throughout the process from a business perspective. The system focuses cross-functional teams on specific projects, and is designed to enforce disciplines required to deliver a quality product at the end of the process. Amounts spent on engineering and product development totaled $22.0 million in fiscal year 2000 and $19.2 million in fiscal year 1999.

REGULATORY MATTERS

    The Company's manufactured housing operations are subject to provisions of the Housing and Community Development Act of 1974, under which the U.S. Department of Housing and Urban Development establishes construction and safety standards for manufactured homes, and also may require manufactured housing producers to send notifications to customers of noncompliances with standards or to repair or replace manufactured homes that contain certain hazards or defects. The Company's recreational vehicle operations are subject to a variety of Federal, state and local regulations, including the National Traffic and Motor Vehicle Safety Act, under which the National Highway Traffic Safety Administration may require manufacturers to recall recreational vehicles that contain safety-related defects, and numerous state consumer protection laws and regulations relating to the operation of motor vehicles, including so-called "Lemon Laws." Amendments to any of these regulations and the implementation of new regulations could significantly increase the costs of manufacturing, purchasing, operating or selling the Company's products and could have a material adverse effect on the Company's results of operations.

    The failure of the Company to comply with present or future regulations could result in fines being imposed on the Company, potential civil and criminal liability, suspension of sales or production, or cessation of operations. In addition, a major product recall could have a material adverse effect on the Company's results of operations. See also Legal Proceedings.

    Certain U.S. tax laws currently afford favorable tax treatment for the purchase and sale of recreational vehicles that are used as the equivalent of second homes. These laws and regulations have historically been amended frequently, and it is likely that further amendments and additional regulations will be applicable to the Company and its products in the future. Amendments to these laws and regulations and the implementation of new regulations could have a material adverse effect on the Company's results of operations.

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

EMPLOYEE RELATIONS

    As of April 30, 2000, the Company and its subsidiaries had approximately 20,700 employees. Most full-time employees are provided with paid annual vacations, group life insurance, medical and hospitalization benefits, a retirement plan and other fringe benefits. Approximately 600 of these employees hold management or supervisory positions and work pursuant to written contracts. Pursuant to these contracts, such employees may receive incentive compensation depending on the financial performance of the employer entity, which can represent a substantial part of their total compensation.

    As of April 30, 2000, collective bargaining agreements were in effect at two of Fleetwood's manufacturing locations covering a total of approximately 1,000 employees. Expiration dates for these agreements are in September 2000 and October 2005. Except for employees at these plants, no other Company employees are represented by a certified labor organization. In recent years, the Company has experienced labor union organizing activity at several other manufacturing locations, but employees at these locations all voted against union representation.

COMPETITION AND BUSINESS RISKS

    CYCLICALITY OF THE COMPANY'S BUSINESSES; FLUCTUATIONS IN OPERATING
RESULTS. The industries in which the Company operates are highly cyclical. Companies within both the manufactured housing and recreational vehicle industries are subject to volatility in operating results due to external factors such as economic, demographic and political changes. Factors affecting the manufactured housing industry include availability of financing and interest rates (both of which have had an adverse effect in the past year), availability of manufactured home sites, employment trends, consumer confidence and general economic conditions. Factors affecting the recreational vehicle industry include general economic conditions, overall consumer confidence, the level of discretionary consumer spending, interest rates, employment trends, fuel availability and fuel prices. In addition to the preceding factors, the movement of manufactured housing and recreational vehicle retail inventories, either up or down, and the existence of repossessed homes in the market, can have a significant impact on manufacturing operating results. For example, manufactured housing industry shipments during the past year have been adversely affected by excessive retail inventories. Because of these and other factors, there can be substantial fluctuations in the Company's operating results and the results for any prior period may not be indicative of results for any future period.

    COMPETITION IN THE COMPANY'S BUSINESSES. The manufactured housing industry is highly competitive. As of December 31, 1999, there were approximately 70 manufacturers and approximately 8,000 retail sales centers. The ten largest manufacturers accounted for approximately 79 percent of the wholesale manufactured housing market in 1999, including the Company's sales, which represented 17.9 percent of the market. The manufactured housing retail market is much more fragmented, with the six largest companies accounting for approximately 27 percent of the retail market in 1999. Manufactured homes compete with new and existing site-built homes, apartments, townhouses and condominiums. The supply of such housing has increased in recent years with the increased availability of construction financing. Competition exists on both the manufacturing and retail levels and is based primarily on price, product features, reputation for service and quality, retail inventory, sales promotions, merchandising and terms and availability of wholesale and retail customer financing. Recent growth in manufacturing capacity in the southern United States has increased competition at both the manufacturing and retail levels and has resulted in both regional and national competitors increasing their presence in the region. Overproduction of manufactured housing in this region could lead to greater competition and result in decreased margins, which could have a material adverse effect on the Company's results of operations.

    The market for recreational vehicles is also highly competitive, and the Company has numerous competitors and potential competitors in this industry. The five largest manufacturers represented approximately 56 percent of the market in 1999, including the Company's sales, which represented 24.6 percent of the market. There can be no assurance that either existing or new competitors will not develop products that are superior to the Company's recreational vehicles or achieve better consumer acceptance.

    AVAILABILITY OF WHOLESALE AND RETAIL FINANCING. The Company's retailers, as well as retail buyers of the Company's products, generally secure financing from third party lenders. Reduced availability of such financing and higher interest rates are currently having an adverse effect on the manufactured housing business, and could have an adverse impact on housing or recreational vehicle sales in the future. These factors are dependent on the lending practices of financial institutions, governmental policies and economic conditions, all of which are beyond the control of the Company. With respect to the Company's housing business, most states classify manufactured homes as personal property rather than real property for purposes of taxation, lien perfection and length of loan terms. Interest rates for manufactured homes are generally higher and the terms of the loans shorter than for site-built homes. As the industry is now experiencing, financing for the purchase of manufactured homes is sometimes more difficult to obtain than conventional home mortgages. There can be no assurance that affordable wholesale or retail financing for either manufactured homes or recreational vehicles will continue to be available on a widespread basis. If such financing were to become unavailable or restricted, this could have a material adverse effect on the Company's results of operations.

    CHANGES IN INDUSTRY RETAIL INVENTORIES. Changes in the level of retail inventories in the manufactured housing and recreational vehicle industries, either up or down, can have a significant impact on the Company's operating results. For example, due to the rapid expansion of the retail distribution network in the manufactured housing industry, there is currently an imbalance between industry retail inventories and consumer demand for manufactured homes. Considering current retail demand, it is estimated that there may be as much as a six month supply of manufactured homes in retailer inventories industry-wide. The recent deterioration in the availability of retail financing, along with competition from repossessed homes, has already extended the inventory adjustment period beyond what was originally expected. If these trends were to continue, or if retail demand were to significantly weaken further, the inventory overhang could result in intense price competition and pressure on profit margins within the industry. The Company believes that inventories of Fleetwood homes at Company-owned retail stores and at independent retail locations are at appropriate levels relative to retail demand, due in part to the Company's emphasis on reasonable stocking levels, high inventory turn rates and retail sell-through. In spite of these efforts, significant unfavorable developments within the industry would undoubtedly have an adverse impact on Company operating results.

    AVAILABILITY AND PRICE OF GASOLINE AND DIESEL FUEL. Gasoline or diesel fuel is required for the operation of motor homes and most vehicles used to tow travel trailers and folding trailers. There can be no assurance that the supply of these petroleum products will continue uninterrupted, that rationing will not be imposed or that the price of or tax on these petroleum products will not significantly increase in the future. The recent rise in gasoline prices and the speculation about potential fuel shortages appear to have had an unfavorable effect on consumer demand for motor homes in the past few months.

    FACTORS AFFECTING THE COMPANY'S MANUFACTURED HOUSING MARKET SHARE. The Company's market share in the manufactured housing market, based on unit shipments, declined from 21.6 percent in 1994 to 17.9 percent in 1999, in part because the Company reduced its retail distribution points from approximately 1,800 to 1,450 during the period from January 1994 through December 1999, in order to concentrate on larger dealers that share the Company's approach to merchandising and customer satisfaction. The Company has also, from time to time in the past, lost significant retailers which were acquired by competitors. Such acquisitions may reduce the Company's retail distribution network and market share, as these retail outlets may choose not to sell the Company's products. There can be no assurance that the Company will be able to adequately replace retailers purchased by competitors if they cease selling the Company's manufactured homes or that the Company will be able to maintain its sales volume or market share in these competitive markets.

    RISKS RELATED TO COMPANY-OWNED RETAIL DISTRIBUTION. The Company responded to the consolidation in the manufactured housing sector, beginning in early fiscal 1999, by forming its own retail business and establishing a network of Company-owned stores to replace distribution points lost to competitors. The Company has made 17 acquisitions, the first closing in June 1998, and has also opened internally developed greenfield locations. See the discussion in
BUSINESS: MANUFACTURED HOUSING--RETAIL. There can be no assurance that the Company's retail management team will be able to successfully integrate its retail network into a successful and profitable business. During the start-up phase, this new business operated at a loss as acquisitions were completed and integrated into the system, the business infrastructure was being established, and new stores were opened.

    MANUFACTURED HOUSING GEOGRAPHIC MARKET CONCENTRATION. The market for the Company's manufactured homes is geographically concentrated, with the top 15 states accounting for nearly 70 percent of the industry's total shipments in 1999. The southern United States accounts for a significant portion of the Company's manufactured housing sales. A downturn in this region's economic conditions could have a material adverse effect on the Company's results of operations. There can be no assurance that the demand for manufactured homes will not decline in the southern United States or other areas in which the Company experiences high product sales and any such decline could have a material adverse effect on the Company's results of operations.

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

    IMPORTANCE OF CERTAIN SUPPLIERS. Most recreational vehicle and manufactured home components are readily available from a variety of sources. However, certain components are produced by only a small group of quality suppliers which have the capacity to supply large quantities on a national basis. This is especially true in the case of gasoline-powered motor home chassis, where Ford Motor Company is the dominant supplier. Shortages, production delays or work stoppages by the employees of such suppliers could have a material adverse effect on Fleetwood's businesses. The inability of the Company to obtain an adequate chassis supply could have a material adverse effect on the Company's results of operations.

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

ITEM 2. PROPERTIES

    The Company owns its executive offices which are located at 3125 Myers Street in Riverside, California. The corporate administrative offices, which occupy 173,500 square feet, are situated on Company-owned parcels of land totaling approximately 18.1 acres. The manufactured housing regional offices are located in California, Florida and Texas and occupy a total of 16,400 square feet of leased office space. The following table describes additional property and buildings utilized for manufacturing, research and development and administrative purposes as of April 30, 2000. For the most part, these properties and buildings are owned by the Company, except as noted below.

                                                              APPROXIMATE    APPROXIMATE
FACILITY AND LOCATION                                           ACREAGE     SQUARE FOOTAGE
---------------------                                         -----------   --------------
Plants Producing Manufactured Housing:
        Glendale, Arizona...................................      41.5         126,000
        Riverside, California...............................      18.8          97,600
        Woodland, California................................      15.8         143,500
        Auburndale, Florida.................................      13.7         102,700
        Alma, Georgia.......................................      43.6         230,000
        Broxton, Georgia....................................      20.0         132,600
        Douglas, Georgia....................................      21.9         245,600
        Douglas, Georgia....................................      20.7         134,100
        Fitzgerald, Georgia.................................      18.6         124,400
        Pearson, Georgia....................................      13.3         133,200
        Pearson, Georgia....................................      16.2         141,700
        Willacoochee, Georgia...............................      33.2         131,500
        Nampa, Idaho........................................      19.8         156,600
        Garrett, Indiana....................................      22.1         124,500
        Benton, Kentucky....................................      22.4         105,300
        Lexington, Mississippi..............................      51.6         270,000
        Lumberton, North Carolina...........................      52.0         122,400
        Mooresville, North Carolina.........................      21.8         119,300
        Pembroke, North Carolina............................      32.4         208,900
        Roxboro, North Carolina.............................      20.0          94,700
        Roxboro, North Carolina(1)..........................      31.8         114,800
        Woodburn, Oregon....................................      22.4         197,300
        Elizabethtown, Pennsylvania.........................      19.7         116,800
        Gallatin, Tennessee.................................      18.2         197,700
        Lafayette, Tennessee................................      43.3         133,000
        Westmoreland, Tennessee.............................      38.6         151,300
        Westmoreland, Tennessee.............................      20.6         114,800
        Belton, Texas.......................................      20.8         164,600
        Waco, Texas.........................................      18.1         120,000
        Waco, Texas.........................................       8.6          78,700
        Waco, Texas.........................................      19.4          97,200
        Waco, Texas.........................................      13.0         120,600
        Wichita Falls, Texas................................      31.5         126,800

                                                              APPROXIMATE    APPROXIMATE
FACILITY AND LOCATION                                           ACREAGE     SQUARE FOOTAGE
---------------------                                         -----------   --------------
        Rocky Mount, Virginia...............................      13.8          83,400
        Rocky Mount, Virginia...............................      26.3         135,000
        Woodland, Washington................................      18.0         156,500
Plants Producing Recreational Vehicles:
    Motor Homes:
        Chico, California...................................      28.6         153,300
        Riverside, California...............................      24.5         163,800
        Decatur, Indiana....................................      90.0         345,500
        Decatur, Indiana....................................      25.3         184,700
        Paxinos, Pennsylvania...............................      71.6         206,200
    Motor Home Service Facilities:
        Riverside, California...............................       9.5          66,000
        Decatur, Indiana....................................      34.8         176,600
    Travel Trailers:
        Rialto, California(2)...............................      18.8         115,700
        Riverside, California...............................      18.5          68,400
        Crawfordsville, Indiana.............................      15.0         133,700
        Campbellsville, Kentucky(3).........................      20.0          48,000
        Hancock, Maryland...................................      20.5         107,400
        Williamsport, Maryland..............................      45.1          82,500
        Omaha, Nebraska.....................................      22.3         112,100
        Edgerton, Ohio......................................      16.6          92,700
        LaGrande, Oregon....................................      32.0          98,000
        Pendleton, Oregon...................................      20.8         198,700
        Longview, Texas.....................................      46.7         313,100
        Winchester, Virginia................................      20.6         122,700
        Lindsay, Ontario, Canada............................       9.2         140,800
        Lindsay, Ontario, Canada............................      20.0          73,200
    Folding Trailers:
        Somerset, Pennsylvania..............................      42.6         434,200
Plants Producing Components:
        Fontana, California.................................      11.9          83,000
        Riverside, California...............................      10.0         111,000
        Douglas, Georgia....................................       3.8          28,000
        Hauser Lake, Idaho..................................      28.0          81,000
        Decatur, Indiana....................................      32.1         216,500
Division Offices and Research and Development Facilities:
        Riverside, California...............................      21.9         234,300

RETAIL PROPERTIES

    At the end of fiscal 2000, the Company had 243 retail sales locations in 26 states, of which 20 are owned and 223 are leased from third parties. The current annual lease expense related to these properties is approximately $9,760,000.

IDLE FACILITIES

    There were nine idle manufacturing facilities at the end of fiscal 2000 and seven at the end of fiscal 1999. During fiscal 2000, an idle manufactured housing facility in Roxboro, North Carolina was activated due to the need for additional capacity in that market. In other areas, active manufacturing capacity was reduced by the closure of facilities in Belton, Texas; Woodburn, Oregon; Nampa, Idaho; and Garrett, Indiana. An idle manufactured housing facility in Plant City, Florida was sold during the year.

    The following Company-owned manufacturing facilities (and one service facility) were not in operation as of April 30, 2000.

                                                              APPROXIMATE    APPROXIMATE
FACILITY AND LOCATION                                           ACREAGE     SQUARE FOOTAGE
---------------------                                           -------     --------------
Hamilton, Alabama...........................................      10.2         128,500
Riverside, California(4)....................................      12.3         162,100
Nampa, Idaho(5).............................................      11.4          75,700
Garrett, Indiana(5).........................................      20.4         104,900
Lexington, Mississippi......................................      30.5         109,000
Woodburn, Oregon(5).........................................      29.2          56,500
Elizabethtown, Pennsylvania.................................      17.5         101,000
Paxinos, Pennsylvania(6)....................................       7.1          39,600
Belton, Texas(5)............................................      32.6         140,400
Longview, Texas.............................................      42.8         157,700

---------

(1) Manufacturing facility activated in fiscal 2000.

(2) Includes 4.0 acres and 27,100 square foot building leased from unaffiliated outside party.

(3) Manufacturing facility acquired subsequent to April 30, 2000.

(4) Manufacturing facility converted to motor home service operation subsequent to April 30, 2000.

(5) Manufacturing facility deactivated in fiscal 2000.

(6) Deactivated service facility.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is a defendant in a purported class action in the case of McManus v. Fleetwood Enterprises, Inc., which is pending in the U.S. District Court for the Western District of Texas, San Antonio Division. The complaint attempts to establish a class of purchasers of Fleetwood Class A motor homes for the model years 1994-1999 and makes claims with respect to the alleged breach of express and implied warranties, negligent misrepresentation, fraudulent concealment, and violation of various state statutes in connection with the ability of such motor homes to tow an automobile or other vehicle or cargo. No class has been certified, only limited discovery has been completed and it is not possible at this time to properly assess the risk of an adverse verdict or the magnitude of possible exposure.

    As discussed in the Company's 10-Q report for the quarter ended on October 31, 1999, the Company initiated a recall under the National Highway Traffic Safety Act with respect to approximately 3,400 of its luxury American Coach Class A motor homes because owners of some of the motor homes had experienced front tire blowouts, several of which have resulted in accidents and serious injuries, including deaths. Under the recall, the Company provided two new larger capacity front tires to owners of the motor homes, adjusted the weight distribution on the front axle of certain motor homes to correct a weight imbalance and provided reinforcement of consumer education about the importance of proper tire maintenance, especially with respect to proper tire pressure. While no lawsuits have been filed with respect to any of the accidents involving motor homes subject to the recall, several claims with respect to such accidents have been resolved. In addition, one lawsuit has been filed concerning an accident that resulted in two deaths allegedly caused by a front-tire blowout in a motor home not involved in the recall. The Company expects to provide a vigorous defense to this lawsuit, and believes that it and any remaining claims related to the other accidents are covered by adequate insurance.

    In February 2000, the Company and two subsidiaries were served with a purported class action filed on behalf of nine present or former associates of the Company's Idaho manufactured housing facility. The complaint in the matter of Bristow et. al. v. Fleetwood Enterprises, Inc. et. al. was filed in the U.S. District Court in Idaho and alleges that, because of the Company's management incentive pay system and other policies, associates have been permitted or encouraged to work off the clock and through lunch and rest breaks, and overtime pay claims have been suppressed, in violation of the Federal Fair Labor Standards Act and state laws. The Company has only recently answered an amended complaint in the matter, no motion for class certification has been filed and no discovery completed.

    The Company is also subject to other litigation from time to time in the ordinary course of business, certain of which is covered in whole or in part by insurance. Although the amount of any liability with such claims and litigation over and above the Company's insurance coverage cannot presently be determined, in the opinion of management such liability is not expected to have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the shareholders of the Company during the fourth quarter of fiscal year 2000.

EXECUTIVE OFFICERS OF THE COMPANY

    The executive officers of the Company are set forth below:

            NAME                                     TITLE                            AGE
            ----                                     -----                            ---
Glenn F. Kummer.............            Chairman of the Board and Chief                   66
                                        Executive Officer

Nelson W. Potter............            President, Chief Operating                        57
                                        Officer and Director

Paul M. Bingham.............            Senior Vice President--Finance                    58
                                        and Chief Financial Officer

Charles A. Wilkinson........            Senior Vice President--Housing                    59
                                        Group

Richard E. Parks............            Senior Vice President--                           53
                                        Recreational Vehicle Group

William H. Lear.............            Senior Vice President--General                    60
                                        Counsel and Secretary

John G. Pollis..............            Senior Vice President--Retail                     60
                                        Housing Division

Carl D. Betcher.............            Vice President--Travel Trailers                   53

John R. Weiss...............            Vice President--Motor Homes                       48

Larry L. Mace...............            Vice President--Administration                    57
                                        and Supply Subsidiaries

Lyle N. Larkin..............            Vice President--Treasurer and                     55
                                        Assistant Secretary

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

    CHARLES A. WILKINSON has been with the Company continuously since 1996 and was appointed to his current position in January 2000. Previously, he served as Director of Operations--Housing Central Region until October 1998 when he was appointed Vice President--Housing Western Region. He was employed by the Company prior to 1996 for a total of 11 years in several manufactured housing management positions.

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

    CARL D. BETCHER has been with the Company since 1973 and was appointed to his current position in August 1997. Previously, he served as General Manager of four different Company manufacturing centers from 1992 until 1997.

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

    LYLE N. LARKIN joined the Company in 1979 and has served as Treasurer since 1990. He was prompted to Vice President in July 1998.

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

                                                                                              DIVIDENDS
QUARTER                                                           HIGH             LOW          PAID
-------                                                       -------------   -------------   ---------
Fiscal 2000
    First...................................................  $29 1/4         $22               $ .18
    Second..................................................   23 11/16        18                 .19
    Third...................................................   23 1/8          15 15/16           .19
    Fourth..................................................   17 1/4          14                 .19
Fiscal 1999
    First...................................................  $46 7/16        $35 7/8           $ .17
    Second..................................................   37              25                 .18
    Third...................................................   39 13/16        30 7/8             .18
    Fourth..................................................   37 7/16         25                 .18

    On April 30, 2000, there were approximately 1,400 shareholders of record of the Company's Common stock.

    The declaration and payment of dividends on Fleetwood Common stock is at the discretion of the Fleetwood Board and depends on Fleetwood's results of operations, financial condition, capital requirements and such other factors as the Fleetwood Board deems relevant. On June 13, 2000, the Fleetwood Board declared a dividend of $.19 per share to stockholders of record on July 7, 2000, payable to stockholders on August 9, 2000.

ITEM 6.  SELECTED FINANCIAL DATA

                  FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA

                                                                    YEARS ENDED APRIL
                                        --------------------------------------------------------------------------
                                           2000            1999            1998            1997            1996
                                        ----------      ----------      ----------      ----------      ----------
                                                       (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
Sales...............................    $3,712,965      $3,490,163      $3,050,567      $2,874,426      $2,809,277
                                        ==========      ==========      ==========      ==========      ==========
Income from continuing operations
  before income taxes...............    $  141,534      $  178,892      $  174,949      $  147,050      $  110,993
Provision for income taxes..........       (58,040)        (71,771)        (66,404)        (56,998)        (41,543)
Minority interest in net loss of
  subsidiary........................            --              --              --              --             451
                                        ----------      ----------      ----------      ----------      ----------
Income from continuing operations...        83,494         107,121         108,545          90,052          69,901
Income from discontinued operations:
  Income from operations of finance
    subsidiary......................            --              --              --             887           9,708
  Gain on sale of finance
    subsidiary......................            --              --              --          33,891              --
                                        ----------      ----------      ----------      ----------      ----------
                                                --              --              --          34,778           9,708
                                        ----------      ----------      ----------      ----------      ----------
Net income for basic earnings per
  share.............................        83,494         107,121         108,545         124,830          79,609
                                        ----------      ----------      ----------      ----------      ----------
Distributions on convertible
  preferred stock, net of income
  taxes.............................        11,104          11,148           2,499              --              --
                                        ----------      ----------      ----------      ----------      ----------
Net income for diluted earnings per
  share.............................    $   94,598      $  118,269      $  111,044      $  124,830      $   79,609
                                        ==========      ==========      ==========      ==========      ==========
Earnings per share--diluted:
  Continuing operations.............    $     2.41      $     2.94      $     3.01      $     2.30      $     1.50
  Discontinued operations:
    Income from operations of
      finance subsidiary............            --              --              --             .02             .21
    Gain on sale of finance
      subsidiary....................            --              --              --             .87              --
                                        ----------      ----------      ----------      ----------      ----------
                                        $     2.41      $     2.94      $     3.01      $     3.19      $     1.71
                                        ==========      ==========      ==========      ==========      ==========
Weighted average Common shares--
  diluted...........................        39,194          40,171          36,933          39,162          46,469
                                        ==========      ==========      ==========      ==========      ==========
BALANCE SHEET DATA:
Cash and investments................    $  135,142      $  267,133      $  305,722      $  110,434      $  287,930
Property, plant and equipment,
  net...............................       312,067         303,934         277,211         278,331         266,587
Total assets........................     1,536,693       1,531,184       1,129,480         871,547       1,108,932
Long-term debt......................        80,000          55,000          55,000          55,000          80,000
Capital Trust preferred
  securities........................       287,500         287,500         287,500              --              --
Shareholders' equity................       584,805         586,703         376,026         443,095         649,137

OTHER DATA:
Gross profit margin.................          22.2%           21.6%           19.5%           18.8%           19.0%
Operating income margin.............           4.4             5.5             5.6             4.9             4.7
Depreciation and amortization.......    $   35,080      $   31,841      $   27,799      $   27,579      $   27,084
Capital expenditures................        55,078          49,757          37,809          56,184          32,916
EBITDA*.............................       197,256         222,152         197,994         167,138         158,616

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                             SELECTED SEGMENT DATA
                             (Dollars in thousands)

                                                        FISCAL YEARS ENDED APRIL
                                     --------------------------------------------------------------
                                        2000         1999         1998         1997         1996
                                     ----------   ----------   ----------   ----------   ----------
OPERATING REVENUES:
Manufactured housing--
  Manufacturing....................  $1,454,821   $1,563,966   $1,487,650   $1,426,940   $1,443,016
  Retail...........................     591,895      332,309           --           --           --
  Less intercompany................    (298,224)    (178,764)          --           --           --
                                     ----------   ----------   ----------   ----------   ----------
                                      1,748,492    1,717,511    1,487,650    1,426,940    1,443,016
Recreational vehicles..............   1,914,516    1,729,034    1,518,163    1,395,163    1,317,494
Supply operations..................      49,957       43,618       44,754       52,323       48,767
                                     ----------   ----------   ----------   ----------   ----------
                                     $3,712,965   $3,490,163   $3,050,567   $2,874,426   $2,809,277
                                     ==========   ==========   ==========   ==========   ==========
OPERATING INCOME:
Manufactured housing...............  $   69,362   $   83,933   $   75,896   $   72,980   $  106,433
Housing retail.....................       3,845        4,851           --           --           --
Recreational vehicles..............     104,082      109,915       77,070       79,639       34,806
Supply operations..................      20,483       16,255       15,437        2,170        2,971
Corporate and other................     (35,596)     (24,643)       1,792      (15,230)     (12,678)
                                     ----------   ----------   ----------   ----------   ----------
                                     $  162,176   $  190,311   $  170,195   $  139,559   $  131,532
                                     ==========   ==========   ==========   ==========   ==========
UNITS SHIPPED:
Manufactured housing--
  Factory shipments................      59,458       65,877       65,544       65,354       68,990
  Retail sales.....................      14,528        8,255           --           --           --
  Less intercompany................     (11,768)      (7,674)          --           --           --
                                     ----------   ----------   ----------   ----------   ----------
                                         62,218       66,458       65,544       65,354       68,990
                                     ==========   ==========   ==========   ==========   ==========
Recreational vehicles--
  Motor homes......................      16,294       14,923       13,525       14,345       13,412
  Travel trailers..................      40,524       37,208       33,758       31,190       32,387
  Folding trailers.................      21,890       21,171       20,960       18,524       20,407
  Slide-in truck campers...........       1,412        1,420        1,251        1,184        1,928
  European shipments...............          --           --           --           --          557
                                     ----------   ----------   ----------   ----------   ----------
                                         80,120       74,722       69,494       65,243       68,691
                                     ==========   ==========   ==========   ==========   ==========

BUSINESS OUTLOOK

    The Company expects that fiscal 2001 results will be adversely affected by the continuing weakness in the manufactured housing market, which has been impacted by industry-wide excess inventory levels and a restrictive financing environment. The speed at which the current inventory imbalance is resolved will depend in large part on developments in the retail financing area. With respect to the recreational vehicle business, relatively full dealer inventories and rising interest rates are currently having a negative impact on wholesale factory shipments, despite a reasonably healthy level of retail demand. Because of these conditions, the Company's fiscal 2001 first quarter RV results will be adversely affected. A significant softening in RV retail market demand would aggravate the current dealer inventory condition, which would likely prolong any downturn.

2000 COMPARED TO 1999

  CONSOLIDATED RESULTS:

    Earnings for fiscal year 2000 declined 22 percent to $83.5 million or $2.41 per diluted share compared to $107.1 million and $2.94 per share for the prior year. The earnings contraction mainly reflects reduced profits from the Company's housing business as a result of weakening demand for manufactured housing. An increase in non-operating expenses also contributed to the earnings decline.

    Consolidated operating income fell 15 percent to $162 million compared to $190 million in fiscal 1999, largely as a result of an 18 percent decrease in combined housing profits from manufacturing and retail operations. A five percent decrease in recreational vehicle earnings and a significant increase in health insurance costs also reduced operating income.

    Revenues for fiscal 2000 rose six percent to an all-time high of $3.71 billion compared to $3.49 billion in fiscal 1999. This revenue growth resulted from healthy sales of recreational vehicles and the continuing expansion of the Company's retail housing business.

    Gross profit margin for fiscal 2000 rose to 22.2 percent from 21.6 percent last year, primarily due to the favorable effect of the growing retail housing business. The retail operation generally carries higher gross margins, and there is a positive impact on the consolidated gross profit percentage with the addition of retail gross profits combined with the elimination of intercompany manufacturing sales to retail. Manufacturing gross margin actually declined slightly from 20.9 percent to 20.6 percent of sales as a result of lower recreational vehicle margins.

    Operating expenses rose 17 percent to $661 million, and also increased as a percentage of sales from 16.1 percent to 17.8 percent. The rapidly expanding retail housing business accounted for about $60 million or 62 percent of the increase in operating costs in fiscal 2000. Selling expenses rose 11 percent to $309 million, with the retail housing operation accounting for about 40 percent of the increase. Higher selling costs were incurred in manufacturing operations for sales promotion and product warranty and service. General and administrative expenses of $352 million were up 23 percent, primarily due to the addition of $52 million in retail costs, which represented about 78 percent of the overall increase. The increase attributable to manufacturing was primarily due to higher costs for employee health benefits, casualty insurance and RV product development activities. Most of the rise in the "Corporate and other" operating loss as shown in the business segment information was attributable to the cost increases in health benefits and casualty insurance. As a percentage of sales, selling expenses increased from 8.0 percent to 8.3 percent and general and administrative expenses rose from 8.2 percent to 9.5 percent.

    Non-operating items totaled a net expense of $20.6 million compared to net expense of $11.4 million a year ago. The increase was mainly caused by a 33 percent reduction in investment income and a $4.5 million increase in interest expense on retail inventory floor plan financing. Investment income was lower because of reduced cash balances available for investment purposes. The rise in interest expense on inventory financing largely reflects the growth in retail inventories associated with the expansion of retail operations.

    The Company's effective income tax rate rose from 40.1 percent in fiscal 1999 to 41.0 percent in the current year. The increase primarily reflects the impact of the amortization of goodwill recorded in conjunction with retail acquisitions, which is not deductible for tax purposes. The impact of the higher tax rate on earnings per share amounted to approximately three cents per share.

  MANUFACTURED HOUSING:

    Factory sales of manufactured housing declined seven percent to $1.45 billion from last year's record $1.56 billion. Sales figures include intercompany sales to the Company's retail housing division of $298 million in fiscal 2000 and $179 million in 1999. Factory shipments for the year were off 10 percent to 59,458 homes.

    Weak market conditions in the manufactured housing industry reduced sales volume and factory operating efficiencies. Industry wholesale shipments to retailers have been declining since May 1999, mainly as a result of too much manufacturing and retail capacity and excess inventories in the retail sector. The imbalance between supply and demand has been exacerbated by unfavorable developments in the financing area. During the past year, lenders have increased credit standards and down payment requirements for retail buyers. These actions and higher interest rates have prevented many potential buyers from purchasing manufactured homes.

    Operating income for the housing group declined 17 percent in fiscal 2000 to $69.4 million due to the lower sales volume. Gross profit margin improved slightly from 22.5 percent to 22.7 percent of sales, mainly as a result of modest selling price increases and stable raw material costs. Operating income is net of intercompany profit eliminated in consolidation, which amounted to $14.4 million in fiscal 2000 and $16.0 million in 1999. As a percentage of sales, operating income in fiscal 2000 was 4.8 percent compared to 5.4 percent in the prior year.

  RECREATIONAL VEHICLES:

    RV revenues in fiscal 2000 were up 11 percent to a record $1.91 billion. As a result of a healthy market environment, all three RV divisions posted record sales. Motor home sales increased 13 percent to a new high of $1.20 billion, as shipments rose nine percent to 16,294 units. Towable RV products also performed well in fiscal 2000, with travel trailer sales rising seven percent to $590 million and folding trailer sales also increasing seven percent to $124 million. Travel trailer shipments were up nine percent to 41,936 units, while folding trailer unit volume increased three percent to 21,890.

    RV operating income in fiscal 2000 was $104.1 million, off five percent from last year's record $109.9 million. As a percentage of sales, operating income fell from 6.4 percent to 5.4 percent due to lower gross profit margins and higher selling costs. Gross margins were adversely affected by changes in product mix within the motor home and travel trailer divisions, reflecting increased sales of competitively-priced products with lower profit margins. This mainly reflects a decision by the Company to expand its product offerings to include lower-priced entry-level travel trailers and Class C motor homes, both of which represent a significant and growing part of the market. The rise in RV selling expenses was mainly driven by higher product warranty costs for all RV divisions and motor home sales promotion programs.

  SUPPLY OPERATIONS:

    Revenue for the Company's supply group rose 15 percent to $50 million in fiscal 2000, up from $44 million in fiscal 1999. The increase mainly reflects higher sales from fiberglass manufacturing operations. Operating income of $20.5 million in fiscal 2000 was up 26 percent from the prior year as a result of the higher fiberglass sales, as well as volume increases related to imported parts and components.

  RETAIL HOUSING OPERATIONS:

    Fleetwood's retail housing division recorded revenues of $592 million in fiscal 2000 on the sale of 14,528 homes. This compares with $332 million and 8,255 homes in the prior year. Operating income, before interest expense on inventory floor plan financing, declined to $3.8 million from $4.9 million in fiscal 1999. Although sales volume improved with the continuing expansion in the number of retail outlets, profits were constrained by the challenging market environment and higher operating costs. As expected, higher operating costs were incurred for new store openings and the building of infrastructure and systems for this new business. The retail business commenced operations in fiscal 1999, and has grown rapidly to 243 retail sales centers as of April 30, 2000. Interest expense for inventory financing, a non-operating expense, increased to $10.8 million in fiscal 2000 from $6.3 million in the prior year.

1999 COMPARED TO 1998

  CONSOLIDATED RESULTS:

    Net income for fiscal year 1999 was $107.1 million or $2.94 per diluted share compared to $108.5 million and $3.01 per share for the prior year. Fiscal 1998 earnings included a non-recurring after-tax insurance gain of $10.4 million or 28 cents per share attributable to a change in estimate of products liability insurance reserves. Without this gain, earnings for fiscal 1998 would have been $98.1 million or $2.73 per share.

    Higher profits from the Company's core manufacturing businesses led to an eight percent improvement in comparable earnings per share, after excluding last year's insurance gain. The strong manufacturing performance, however, was largely offset by several factors: 1) a $1.5 million pre-tax operating loss from the Company's new and rapidly expanding manufactured housing retail business;
2) the elimination of $16.0 million of intercompany profit on homes sold to Fleetwood-owned retail stores that were in retail inventory at the end of the year; 3) $3.7 million of goodwill amortization on retail acquisitions; and,
4) a higher effective income tax rate which reduced net earnings approximately $3.9 million or 10 cents per share. Additionally, earnings per share in fiscal 1999 were reduced by a higher number of shares outstanding as a result of retailer acquisitions made during the year.

    Sales for fiscal 1999 rose 14 percent to an all-time high of $3.49 billion compared to $3.05 billion for the prior year. This revenue increase resulted from higher manufacturing sales for both housing and recreational vehicles, as well as the addition of $332 million of retail sales.

    Gross profit margin for fiscal 1999 rose to 21.6 percent from 19.5 percent last year, reflecting more efficient recreational vehicle operations and, with respect to manufactured housing, more favorable pricing and lower material costs.

    Operating expenses rose 33 percent to $563.5 million, and also increased as a percentage of sales from 13.9 percent to 16.1 percent. Fiscal 1998 operating costs were reduced by the non-recurring insurance gain of $16.2 million before taxes. Excluding this unusual item from the comparison, operating costs in 1999 actually increased $123.2 million or 28 percent. The new housing retail business accounted for about $68 million of the increase in operating costs in fiscal 1999. Selling expenses rose 32 percent to $278.0 million, with the housing retail operation accounting for 40 percent of the increase. Higher selling costs were incurred in manufacturing operations for advertising, sales compensation and product warranty and service. General and administrative expenses of $285.5 million, including the effect of the aforementioned insurance gain, were up 33 percent, primarily due to the addition of $43 million in retail costs, which represented over half of the increase. The increase attributable to manufacturing was primarily due to higher management incentive compensation as a result of higher manufacturing profits. The change in the "Corporate and other" operating loss in fiscal 1999 as shown in the business segment information mainly reflects the absence of the unusual insurance gain recorded in fiscal 1998 and goodwill amortization on retail housing acquisitions. As a percentage of sales, selling expenses increased from 6.9 percent to 8.0 percent and general and administrative expenses rose from 7.0 percent to 8.2 percent.

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

    Fiscal 1999 operating income for the RV group surged 43 percent over the prior year to $109.9 million as a result of higher sales volume and improved gross margins. The margin improvement primarily stems from a turnaround in motor home operations which were not producing at efficient levels last year. RV operating margin in fiscal 1999 rose to 6.4 percent of sales from 5.1 percent in the prior year.

  SUPPLY OPERATIONS:

    Revenue for the Company's supply group was $44 million in fiscal 1999, down from $45 million in fiscal 1998, mostly due to a slightly reduced emphasis on outside lumber sales. Operating income of $16.3 million in fiscal 1999 was up five percent from the prior year as a result of higher sales of imported parts and components.

  RETAIL HOUSING OPERATIONS:

    Fleetwood's retail housing division recorded revenues of $332 million in fiscal 1999 on the sale of 8,255 homes. Operating income, before $6.3 million of interest expense on inventory floor plan financing, was $4.9 million or about
1.5 percent of sales.

LIQUIDITY AND CAPITAL RESOURCES

    The Company generally relies upon internally generated cash flows to satisfy working capital needs and to fund capital expenditures. Positive cash flow of $146.4 million was generated from operations in fiscal year 1999, which was sufficient to support manufacturing and retail operations, and to fund capital expenditures and shareholder dividends. In fiscal 2000, however, cash flow from operations declined to a negative $22.1 million, and operating cash flows were supplemented by $25 million of long-term borrowing. The decline in operating cash flows in fiscal 2000 primarily resulted from a significantly higher investment in inventories, particularly within the expanding retail housing business, and the use of cash to reduce the

Company's retail inventory financing liability. Also, the decline in earnings from $107 million to $83 million contributed to the cash flow reduction. Despite the preceding operational factors and significant share repurchase activity early in fiscal 2000, the Company was able to maintain a relatively strong cash position. Cash and investments totaled $135.1 million at the end of fiscal 2000 compared to $267.1 million in fiscal 1999.

    Cash outflows in fiscal 2000 included $67.7 million for share repurchases, capital expenditures of $55.1 million and $25.0 million for dividends to Common shareholders.

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

    Capital expenditures in fiscal 2000 and 1999 included additions to manufacturing capacity and investments in retail sales centers, along with the normal replacement of machinery and equipment. The Company added one new manufactured housing plant in fiscal 1999 that became operational in the second fiscal quarter. With respect to retail operations, the Company built 49 new sales centers and acquired 44 locations during fiscal 2000. This compares with 30 and 137, respectively, in fiscal 1999.

    Capital expenditures for manufacturing capacity in fiscal 2001 are expected to be on a par with the relatively modest levels of the past two years, reflecting the Company's belief that, with few exceptions, current capacity is ample to satisfy expected near-term levels of consumer demand for its products. The Company's retail housing strategy during fiscal 2001 will primarily involve the development of Company-owned sales centers, but at a significantly slower pace than was experienced in fiscal years 1999 and 2000. Including retail store development, total capital expenditures for the year are expected to range from $30 million to $40 million. This includes the normal replacement of existing machinery and equipment, but excludes any expenditures for potential acquisitions. Management anticipates that capital expenditures will be funded with a combination of existing resources and expected cash flows.

    During the seasonally slow winter months (typically November through February), the Company has historically built inventories of RV's in order to meet peak demand for these products in the spring. This is usually accomplished without the use of debt financing; however, there have been occasions when the Company has required the short-term use of uncommitted bank credit lines. No such borrowings were necessary in fiscal 1999 or 2000. The Company has uncommitted credit lines with its principal bank and another bank which have been used primarily to support standby letters of credit. In addition, the Company has a $50 million shelf facility with an insurance company. With respect to the Company's retail operation, the Company currently has an arrangement with a financial institution to provide retail inventory floor plan financing, which totaled $113.3 million at the end of fiscal 2000. It is expected that as new retail stores are added in fiscal 2001, additional borrowings will be necessary to fund higher levels of retail inventories.

    The Company anticipates that a combination of cash flow from operating activities and existing financial resources, along with available lines of credit, will be adequate to satisfy its currently foreseeable liquidity needs, including capital expenditure requirements.

YEAR 2000 COMPLIANCE

    The Company experienced no disruption to its operations as a result of Year 2000 issues related to information systems and software applications. There have been no indications that any third party upon which the Company relies, including vendors, suppliers, and financial institutions, has experienced any Year 2000 problems which would have a material impact on the future operations or financial results of the Company. The total cost of the Company's Year 2000 project was reported previously at $1.2 million, and no additional costs have been incurred. The Company does not expect any future disruptions related to Year 2000 issues either internally or from third parties.

NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. The Company does not believe SFAS No. 133 will have a material impact on the Company's financial position, results of operations, or liquidity at the current time.

    In fiscal 2001, in order to adopt provisions of Staff Accounting Bulletin 101, the Company will change its revenue recognition policy on credit retail housing sales from what is currently industry practice to a method based on loan funding, which generally occurs with customer acceptance. This change will slow revenue recognition on retail housing sales, although the Company has not yet determined the exact impact. The change will be reflected as the cumulative effect of a change in accounting.

MARKET RISK

    The Company is exposed to market risks related to fluctuations in interest rates on its marketable investments, cash value of Company-owned life insurance and variable rate debt. Variable rate debt consists of notes payable to an insurance company and the liability for flooring of manufactured housing retail inventories. The Company does not use interest rate swaps, futures contracts or options on futures, or other types of derivative financial instruments.

    The vast majority of the Company's marketable investments are in fixed rate securities with relatively short maturities, minimizing the effect of interest rate fluctuations on their fair value. The assets underlying the Company-owned life insurance are recorded at fair market value.

    For fixed rate debt and convertible trust preferred securities, changes in interest rates generally affect the fair market value, but not earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not influence fair market value, but do affect future earnings and cash flows. The Company does not have an obligation to prepay fixed rate debt prior to maturity, and as a result, interest rate risk and changes in fair market value should not have a significant impact on such debt until the Company would be required to refinance it. Holding the variable rate debt balance constant, each one percentage point increase in interest rates occurring on the first day of the year would result in an increase in interest expense for the coming year of approximately $1.7 million.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Fleetwood Enterprises, Inc.

    We have audited the accompanying consolidated balance sheets of FLEETWOOD ENTERPRISES, INC. (a Delaware Corporation) and subsidiaries as of April 30, 2000 and April 25, 1999, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended April 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fleetwood Enterprises, Inc. and subsidiaries as of April 30, 2000 and April 25, 1999, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2000 in conformity with accounting principles generally accepted in the United States.

                                          ARTHUR ANDERSEN LLP

Orange County, California
June 23, 2000

                          FLEETWOOD ENTERPRISES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                    YEARS ENDED APRIL
                                                       --------------------------------------------
                                                          2000             1999             1998
                                                       ----------       ----------       ----------
Net sales:
  Manufacturing......................................  $3,419,294       $3,336,618       $3,050,567
  Retail.............................................     591,895          332,309               --
  Less intercompany..................................    (298,224)        (178,764)              --
                                                       ----------       ----------       ----------
                                                        3,712,965        3,490,163        3,050,567

Cost of products sold................................   2,890,002        2,736,324        2,456,288
                                                       ----------       ----------       ----------
  Gross profit.......................................     822,963          753,839          594,279

Operating expenses...................................     660,787          563,528          424,084
                                                       ----------       ----------       ----------
  Operating income...................................     162,176          190,311          170,195

Other income (expense):
  Investment income..................................      11,147           16,590           12,542
  Interest on long-term debt.........................      (4,459)          (3,523)          (3,567)
  Interest on inventory floor plan financing.........     (10,784)          (6,314)              --
  Distribution on preferred securities of Fleetwood
    Capital Trust....................................     (17,525)         (17,523)          (3,936)
  Other..............................................         979             (649)            (285)
                                                       ----------       ----------       ----------
                                                          (20,642)         (11,419)           4,754
                                                       ----------       ----------       ----------
Income before provision for income taxes.............     141,534          178,892          174,949
Provision for income taxes...........................     (58,040)         (71,771)         (66,404)
                                                       ----------       ----------       ----------
Net income...........................................  $   83,494       $  107,121       $  108,545
                                                       ==========       ==========       ==========

Earnings per share:
  Basic..............................................  $     2.51       $     3.16       $     3.09
  Diluted............................................        2.41             2.94             3.01
                                                       ==========       ==========       ==========
Weighted average Common shares:
  Basic..............................................      33,255           33,880           35,090
  Diluted............................................      39,194           40,171           36,933
                                                       ==========       ==========       ==========

        The accompanying notes are an integral part of these statements.

                          FLEETWOOD ENTERPRISES, INC.

                          CONSOLIDATED BALANCE SHEETS

                             (AMOUNTS IN THOUSANDS)

                                                              APRIL 30,    APRIL 25,
                                                                 2000         1999
                                                              ----------   ----------
                           ASSETS
Cash........................................................  $   43,649   $   25,602
Marketable investments......................................      82,129      231,672
Receivables.................................................     268,096      245,847
Inventories.................................................     343,274      257,034
Deferred tax benefits--current..............................      38,077       33,637
Other current assets........................................      31,724       26,397
                                                              ----------   ----------
    Total current assets....................................     806,949      820,189

Property, plant and equipment...............................     312,067      303,934
Marketable investments maturing after one year..............       9,364        9,859
Deferred tax benefits--non-current..........................      47,981       47,932
Cash value of Company-owned life insurance..................      65,610       64,880
Goodwill....................................................     254,974      247,681
Other assets................................................      39,748       36,709
                                                              ----------   ----------
                                                              $1,536,693   $1,531,184
                                                              ==========   ==========

            LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable............................................  $  133,519   $  138,261
Employee compensation and benefits..........................      79,304       90,266
Federal and state income taxes..............................       1,752        4,759
Retail flooring liability...................................     113,271      125,275
Other current liabilities...................................     162,551      156,159
                                                              ----------   ----------
    Total current liabilities...............................     490,397      514,720

Deferred compensation and retirement benefits...............      67,750       60,832
Insurance reserves..........................................      26,241       26,429
Long-term debt..............................................      80,000       55,000
                                                              ----------   ----------
    Total liabilities.......................................     664,388      656,981
                                                              ----------   ----------

Contingent liabilities

Company-obligated manditorily redeemable convertible
  preferred securities of Fleetwood Capital Trust holding
  solely 6% convertible subordinated debentures of the
  Company...................................................     287,500      287,500

Shareholders' equity:
  Preferred stock, $1 par value, authorized 10,000,000
    shares, none outstanding................................          --           --
  Common stock, $1 par value, authorized 75,000,000 shares,
    outstanding 32,712,000 at April 30, 2000 and 35,198,000
    at April 25, 1999.......................................      32,712       35,198
  Capital surplus...........................................     193,497      202,244
  Retained earnings.........................................     361,261      351,769
  Accumulated other comprehensive income (loss).............      (2,665)      (2,508)
                                                              ----------   ----------
                                                                 584,805      586,703
                                                              ----------   ----------
                                                              $1,536,693   $1,531,184
                                                              ==========   ==========

      The accompanying notes are an integral part of these balance sheets.

                          FLEETWOOD ENTERPRISES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (AMOUNTS IN THOUSANDS)

                                                                         YEARS ENDED APRIL
                                                              ---------------------------------------
                                                                 2000          1999          1998
                                                              -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $    83,494   $   107,121   $   108,545
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation expense....................................       28,567        27,615        27,538
    Amortization of intangibles and goodwill................        6,513         4,226           261
    Losses (gains) on sales of property, plant and
      equipment.............................................         (979)          649           285
    Changes in assets and liabilities--
      Increase in receivables...............................      (21,781)      (32,794)      (14,303)
      Increase in inventories...............................      (80,570)       (3,124)       (8,233)
      Increase in deferred tax benefits.....................       (4,489)       (7,638)       (3,969)
      Increase in cash value of Company-owned life
        insurance...........................................         (730)       (1,525)      (16,521)
      Increase in other assets..............................       (8,292)      (17,195)      (12,952)
      Increase (decrease) in accounts payable...............       (5,406)          694        11,732
      Increase (decrease) in employee compensation and
        benefits............................................       (4,044)       18,391        17,724
      Increase (decrease) in retail flooring liability......      (17,297)       31,889            --
      Increase in other liabilities.........................        2,960        18,102         8,045
                                                              -----------   -----------   -----------
  Net cash provided by (used in) operating activities.......      (22,054)      146,411       118,152
                                                              -----------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of investment securities:
    Held-to-maturity........................................   (3,853,988)   (5,217,764)   (6,785,086)
    Available-for-sale......................................      (33,441)      (75,902)      (68,384)
  Proceeds from maturity of investment securities:
    Held-to-maturity........................................    4,002,974     5,237,570     6,578,453
    Available-for-sale......................................        3,895        50,459        15,480
  Proceeds from sale of available-for-sale investment
    securities..............................................       30,438        41,044        54,626
  Purchases of property, plant and equipment................      (55,078)      (49,757)      (37,809)
  Proceeds from sales of property, plant and equipment......        4,412        10,558        11,107
  Acquisition of retail companies, net of cash acquired.....       (6,696)     (117,975)           --
                                                              -----------   -----------   -----------
  Net cash provided by (used in) investing activities.......       92,516      (121,767)     (231,613)
                                                              -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of Trust preferred securities......           --            --       287,500
  Cost of issuance of Trust preferred securities............           --            --        (8,048)
  Proceeds from sale-leaseback transaction..................       15,207            --            --
  Increase in long-term debt................................       25,000            --            --
  Dividends to Common shareholders..........................      (24,957)      (24,672)      (23,744)
  Proceeds from exercise of stock options...................           --        22,826        25,770
  Purchase of Common stock..................................      (67,668)      (24,933)     (177,168)
                                                              -----------   -----------   -----------
  Net cash provided by (used in) financing activities.......      (52,418)      (26,779)      104,310
                                                              -----------   -----------   -----------
Foreign currency translation adjustment.....................            3          (406)         (596)
                                                              -----------   -----------   -----------
Increase (decrease) in cash.................................       18,047        (2,541)       (9,747)
Cash at beginning of year...................................       25,602        28,143        37,890
                                                              -----------   -----------   -----------
Cash at end of year.........................................  $    43,649   $    25,602   $    28,143
                                                              ===========   ===========   ===========
Supplementary disclosures:
  Interest paid.............................................  $    14,932   $     9,749   $     3,084
  Income taxes paid.........................................       63,807        84,456        56,813
                                                              ===========   ===========   ===========

        The accompanying notes are an integral part of these statements.

                          FLEETWOOD ENTERPRISES, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                             (AMOUNTS IN THOUSANDS)

                                    COMMON STOCK                              ACCUMULATED
                                --------------------                             OTHER           TOTAL
                                 NUMBER                CAPITAL    RETAINED   COMPREHENSIVE   SHAREHOLDERS'
                                OF SHARES    AMOUNT    SURPLUS    EARNINGS   INCOME (LOSS)      EQUITY
                                ---------   --------   --------   --------   -------------   -------------
BALANCE APRIL 27, 1997........   35,747     $35,747    $ 37,684   $370,653      $  (989)        $443,095
                                 ------     -------    --------   --------      -------         --------
Comprehensive income:
  Net income..................       --          --          --    108,545           --          108,545
  Other comprehensive income:
    Foreign currency
      translation, net of
      taxes of $459...........       --          --          --         --         (596)            (596)
    Investment securities, net
      of taxes of $71.........       --          --          --         --          124              124
                                                                                                --------
Comprehensive income..........       --          --          --         --           --          108,073
Cash dividends declared on
  Common stock................       --          --          --    (23,744)          --          (23,744)
Stock options exercised
  (including related tax
  benefits)...................      907         907      24,863         --           --           25,770
Purchase of Common stock......   (5,203)     (5,203)     (8,207)  (163,758)          --         (177,168)
                                 ------     -------    --------   --------      -------         --------
BALANCE APRIL 26, 1998........   31,451      31,451      54,340    291,696       (1,461)         376,026
                                 ------     -------    --------   --------      -------         --------
Comprehensive income:
  Net income..................       --          --          --    107,121           --          107,121
  Other comprehensive income:
    Foreign currency
      translation, net of
      taxes of $312...........       --          --          --         --         (406)            (406)
    Investment securities, net
      of taxes of $375........       --          --          --         --         (641)            (641)
                                                                                                --------
Comprehensive income..........       --          --          --         --           --          106,074
Cash dividends declared on
  Common stock................       --          --          --    (24,672)          --          (24,672)
Stock options exercised
  (including related tax
  benefits)...................      952         952      21,874         --           --           22,826
Purchase of Common stock......     (765)       (765)     (1,792)   (22,376)          --          (24,933)
Stock issued for
  acquisitions................    3,560       3,560     127,822         --           --          131,382
                                 ------     -------    --------   --------      -------         --------
BALANCE APRIL 25, 1999........   35,198      35,198     202,244    351,769       (2,508)         586,703
                                 ------     -------    --------   --------      -------         --------
Comprehensive income:
  Net income..................       --          --          --     83,494           --           83,494
  Other comprehensive income:
    Foreign currency
      translation, net of
      taxes of $2.............       --          --          --         --            3                3
    Investment securities, net
      of taxes of $91.........       --          --          --         --         (160)            (160)
                                                                                                --------
Comprehensive income..........       --          --          --         --           --           83,337
Cash dividends declared on
  Common stock................       --          --          --    (24,957)          --          (24,957)
Purchase of Common stock......   (2,758)     (2,758)    (15,865)   (49,045)          --          (67,668)
Stock issued for
  acquisitions................      272         272       7,118         --           --            7,390
                                 ------     -------    --------   --------      -------         --------
BALANCE APRIL 30, 2000........   32,712     $32,712    $193,497   $361,261      $(2,665)        $584,805
                                 ======     =======    ========   ========      =======         ========

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

  (C) FOREIGN CURRENCY TRANSLATION:

    Exchange adjustments resulting from foreign currency transactions are recognized currently in income, whereas adjustments resulting from the translation of financial statements are reflected in other comprehensive income as a separate component of shareholders' equity. The assets and liabilities of the Canadian operation (which are not material) are translated to U.S. dollars at current exchange rates. Revenues and expenses are translated at the average exchange rates for the year. Gains or losses on foreign currency transactions in fiscal years 2000, 1999 and 1998 were not material.

                          FLEETWOOD ENTERPRISES, INC.

  (D) INVENTORY VALUATION:

    Inventories are valued at the lower of cost (first-in, first-out) or market. Manufacturing cost includes materials, labor and manufacturing overhead. Retail finished goods are valued at cost less intercompany manufacturing profit. Inventories consist of the following:

                                                          APRIL 30,    APRIL 25,
                                                             2000         1999
                                                          ----------   ----------
                                                          (AMOUNTS IN THOUSANDS)
Manufacturing inventory--
  Raw materials.........................................   $137,497     $108,813
  Work in process.......................................     28,040       28,015
  Finished goods........................................     21,349        9,973
                                                           --------     --------
                                                            186,886      146,801
                                                           --------     --------
Retail inventory--
  Finished goods........................................    186,848      126,239
  Less manufacturing profit.............................    (30,460)     (16,006)
                                                           --------     --------
                                                            156,388      110,233
                                                           --------     --------
                                                           $343,274     $257,034
                                                           ========     ========

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

  (I) RESEARCH AND DEVELOPMENT COSTS AND ADVERTISING EXPENSE:

    The Company follows the policy of charging research and development costs against income in the periods incurred. Expenditures for product research and development activities were $22.0 million in 2000, $19.2 million in 1999 and $16.8 million in 1998. Advertising expenditures, which were also charged against

                          FLEETWOOD ENTERPRISES, INC.

income in the periods incurred, totaled $13.7 million in 2000, $19.5 million in 1999 and $7.4 million in 1998.

  (J) EARNINGS PER SHARE:

    The Company adopted Statement of Financial Accounting Standard (SFAS)
No. 128, "Earnings Per Share," in fiscal year 1998. The Consolidated Statements of Income reflect both basic and diluted earnings per share as required by SFAS 128. See additional information in Note 15.

  (K) ACCOUNTING PERIOD:

    The Company's fiscal year ends on the last Sunday in April. The year-ending dates for the past three fiscal years were April 30, 2000, April 25, 1999 and April 26, 1998, respectively. Included in the consolidated financial statements are the results of Fleetwood Retail Corp. (FRC), the Company's wholly owned housing retail subsidiary, for the 12 month periods ended March 31, 2000 and March 31, 1999. As is customary in the housing retail business, FRC follows a calendar year accounting period.

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

(2) SUPPLEMENTAL INFORMATION ON INSURANCE AND REAL ESTATE SUBSIDIARIES

    The insurance subsidiary was formed primarily for the purpose of insuring products liability risks of the parent company and its subsidiaries. The real estate subsidiary was formed for the purpose of participating in site-built housing construction. As of April 30, 2000, the investment in real estate consisted

                          FLEETWOOD ENTERPRISES, INC.

of raw land, and there were no real estate development activities in process. Condensed financial information for these subsidiaries, excluding intercompany eliminations, is as follows:

                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                  (AMOUNTS IN THOUSANDS)
Insurance subsidiary:
  Investments...............................................  $42,989    $44,132    $51,482
  Other assets..............................................   17,443     13,936     10,197
  Reserves for losses.......................................   26,682     26,073     26,339
  Other liabilities.........................................    4,854      5,758     12,919
  Net premiums..............................................    3,806      4,327      2,524
  Underwriting income.......................................    2,061      4,569     23,780
  Investment income.........................................    2,553      3,069      3,610
  Net income................................................    2,909      4,834     17,468

Real estate subsidiary:
  Land......................................................  $ 2,800    $ 2,800    $ 2,800
  Other assets..............................................    1,035      1,056      1,078
  Net loss..................................................      (21)       (22)        (5)

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

                          FLEETWOOD ENTERPRISES, INC.

    The following is a summary of investment securities as of April 30, 2000 and April 25, 1999.

                                                                     GROSS        GROSS      ESTIMATED
                                                       AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                                                         COST        GAINS        LOSSES       VALUE
                                                       ---------   ----------   ----------   ---------
                                                                   (AMOUNTS IN THOUSANDS)
APRIL 30, 2000
AVAILABLE-FOR-SALE SECURITIES:
U.S. Treasury securities and obligations of U.S.
  government agencies................................   $ 9,672       $ --         $196       $ 9,476
U.S. corporate securities............................    19,336          6          240        19,102
Foreign government obligations.......................        59         --           --            59
Foreign corporate securities.........................    14,149         19           92        14,076
Other debt securities................................       563         --           --           563
                                                        -------       ----         ----       -------
                                                        $43,779       $ 25         $528       $43,276
                                                        =======       ====         ====       =======
APRIL 25, 1999
AVAILABLE-FOR-SALE SECURITIES:
U.S. Treasury securities and obligations of U.S.
  government agencies................................   $ 8,907       $129         $ 24       $ 9,012
U.S. corporate securities............................    17,631         21          444        17,208
Foreign government obligations.......................     2,322         16           --         2,338
Foreign corporate securities.........................    15,445         67          188        15,324
Other debt securities................................       366         80           --           446
                                                        -------       ----         ----       -------
                                                        $44,671       $313         $656       $44,328
                                                        =======       ====         ====       =======

    The amortized cost and estimated fair value of the securities at April 30, 2000, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

                                                                          FAIR
                                                           COST          VALUE
                                                         --------       --------
                                                         (AMOUNTS IN THOUSANDS)
APRIL 30, 2000
AVAILABLE-FOR-SALE:
  Due in one year or less..............................  $34,107        $33,800
  Due after one year through five years................    4,935          4,684
  Due after five years through ten years...............    4,737          4,792
                                                         -------        -------
                                                         $43,779        $43,276
                                                         =======        =======

HELD-TO-MATURITY:
  All due in one year or less..........................  $48,217        $48,217
                                                         =======        =======

                          FLEETWOOD ENTERPRISES, INC.

    Investment income for fiscal years 2000, 1999 and 1998 consisted of the following:

                                                     2000       1999       1998
                                                   --------   --------   --------
                                                       (AMOUNTS IN THOUSANDS)
Interest income..................................  $11,396    $16,787    $12,407
Gross realized gains.............................      138          1        284
Gross realized losses............................     (287)       (43)        (4)
Investment management fees.......................     (100)      (155)      (145)
                                                   -------    -------    -------
                                                   $11,147    $16,590    $12,542
                                                   =======    =======    =======

(4) PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment is stated at cost and consists of the following:

                                                           2000         1999
                                                        ----------   ----------
                                                        (AMOUNTS IN THOUSANDS)
Land..................................................  $  27,297    $  18,687
Buildings and improvements............................    321,789      322,730
Machinery and equipment...............................    157,147      148,651
Idle facilities, net of accumulated depreciation......     30,068       23,529
                                                        ---------    ---------
                                                          536,301      513,597
Less accumulated depreciation.........................   (224,234)    (209,663)
                                                        ---------    ---------
                                                        $ 312,067    $ 303,934
                                                        =========    =========

    Idle facilities included closed plants and certain other properties which are not in current use by the Company. There were nine idle plant facilities at the end of fiscal 2000 and seven idle plant facilities at the end of fiscal 1999. During fiscal 2000, one idle facility was activated, another idle facility was sold and four existing facilities were deactivated.

    The carrying value of idle facilities was $30,068,000 at April 30, 2000 and $23,529,000 at April 25, 1999, net of accumulated depreciation of $12,980,000 and $9,951,000, respectively. In the opinion of management, the carrying values of idle facilities are not in excess of net realizable value.

(5) RETAIL ACQUISITIONS AND GOODWILL

    The goodwill amount presented on the financial statements primarily resulted from the acquisition of retail housing operations during fiscal years 1999 and 2000. The acquisitions were accounted for as purchases and were valued based on the estimated fair value of the assets acquired and liabilities assumed with respect to each acquisition at the dates of acquisition. Preliminary purchase price allocations were made pending subsequent settlements and earnouts based on performance in periods subsequent to acquisition.

    As of April 30, 2000, accumulated amortization totaled $11.8 million. Net goodwill from sources other than acquisitions of retail operations was $5.1 million, and almost entirely originated from the previous acquisition of a folding trailer operation.

    The Company periodically evaluates the recoverability of goodwill resulting from business acquisitions and measures the amount of impairment, if any, by assessing current and future levels of income and cash

                          FLEETWOOD ENTERPRISES, INC.

flows as well as other factors, such as business trends and prospects and market and economic conditions. In the opinion of management, there is no material impairment in the value of goodwill.

    Below is a summary of the details of retail housing acquisitions:

                                                            2000         1999
                                                          ---------   ----------
                                                          (AMOUNTS IN THOUSANDS)
DETAILS OF ACQUISITIONS:
  Fair value of assets acquired.........................   $21,096    $ 381,449
  Liabilities assumed...................................     6,194      121,951
                                                           -------    ---------
  Acquisition price.....................................    14,902      259,498
  Less cash acquired....................................      (816)     (10,141)
  Less Common stock issued for acquisitions.............    (7,390)    (131,382)
                                                           -------    ---------
  Net cash paid for acquisitions........................   $ 6,696    $ 117,975
                                                           =======    =========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Common stock issued for acquisitions..................   $ 7,390    $ 131,382
                                                           =======    =========

    Had the acquisitions occurred at the beginning of the prior fiscal year, the unaudited and pro forma results would be as follows:

                                                          2000         1999
                                                       ----------   ----------
                                                        (AMOUNTS IN THOUSANDS
                                                       EXCEPT PER SHARE DATA)
Net sales............................................  $3,716,301   $3,583,971
Net income...........................................      94,709      117,472
Diluted earnings per share...........................  $     2.41   $     2.83
Diluted weighted average shares outstanding..........      39,217       41,501

(6) LONG-TERM DEBT

    On April 22, 1996, the Company assumed from a discontinued finance subsidiary $80,000,000 in notes payable to The Prudential Insurance Company of America. The debt is subject to certain financial covenants as defined in the loan agreement. One $25,000,000 note matured and was paid off on schedule in August 1996. The other two notes have floating interest rates and mature in November 2001 and June 2005. The floating rates are based on the three-month LIBOR rate. On November 5, 1999, the Company issued a new $25,000,000 note payable to Prudential with a fixed interest rate of 7.14 percent and a maturity date of November 2003. Interest expense on these notes totaled $4.5 million for fiscal 2000, $3.5 million in fiscal 1999 and $3.6 million in fiscal 1998.

                                                                         CURRENT
MATURITY                                                AMOUNTS       INTEREST RATE
--------                                             --------------   -------------
                                                     (IN THOUSANDS)
Due in 2001........................................     $30,000           6.67%
Due in 2003........................................      25,000           7.14
Due in 2005........................................      25,000           6.65
                                                        -------
                                                        $80,000
                                                        =======

                          FLEETWOOD ENTERPRISES, INC.

(7) CONVERTIBLE TRUST PREFERRED SECURITIES

    On February 10, 1998, Fleetwood Capital Trust, a Delaware business trust (the Trust) wholly owned by the Company, completed a $287.5 million private placement of 5,750,000 shares of 6% Convertible Trust Preferred Securities (the Securities) with a liquidation value of $50 per security. The combined proceeds from the issuance of the Securities and the purchase by the Company of the common securities of the Trust were invested by the Trust in 6% convertible subordinated debentures in the aggregate principal amount of $296.4 million, due February 15, 2028 (the Debentures), issued by the Company. The Debentures are the sole assets of the Trust and eliminate in consolidation.

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

                                                QUALIFIED   NON-QUALIFIED
                                                  PLANS         PLANS        TOTAL
                                                ---------   -------------   --------
                                                       (AMOUNTS IN THOUSANDS)
2000..........................................   $24,086       $4,103       $28,189
1999..........................................    22,944        3,828        26,772
1998..........................................    20,400        3,045        23,445

    In addition to non-qualified retirement plans, the Company has a deferred compensation plan that allows for the voluntary deferral of a portion of managers' compensation. Participant balances in the various non-qualified plans are credited with interest at a rate set at the discretion of the Company which, for the three years ended April 2000, was the prime rate as published by a major U.S. bank. To enhance security for the benefits payable under these plans, the Company has established a "Rabbi Trust," funded with Company-owned life insurance (COLI) policies on the lives of participants. The assets of the trust are not generally available to the Company or its creditors except in the event of the Company's insolvency. A COLI premium payment of $15.8 million was made to the trust in 1998. In March 1999, the Company effected an exchange under section 1035 of the Internal Revenue Code, in which most of the policies from the original insurance carrier were exchanged for policies with a new carrier. No premium payments were made in 1999 or 2000. The total liability for benefits accrued under the non-qualified plans at the end of

                          FLEETWOOD ENTERPRISES, INC.

2000 and 1999 totaled $67.8 million and $60.8 million, respectively. The cash values of the related trust assets reflected in the accompanying balance sheets were $65.6 million and $64.9 million, respectively, at those same dates.

(9) INCOME TAXES

    The provision for income taxes for each of the three years in the period ended April 30, 2000 is summarized below:

                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                  (AMOUNTS IN THOUSANDS)
Current:
  U.S. Federal..............................................  $ 49,911   $64,455    $55,982
  Foreign...................................................     1,974     1,545      1,888
  State.....................................................    10,644    12,086     12,503
                                                              --------   -------    -------
                                                                62,529    78,086     70,373
                                                              --------   -------    -------
Deferred, principally Federal:
  Insurance reserves........................................     6,304    (1,768)    (7,182)
  Other.....................................................   (10,793)   (4,547)     3,213
                                                              --------   -------    -------
                                                                (4,489)   (6,315)    (3,969)
                                                              --------   -------    -------
                                                              $ 58,040   $71,771    $66,404
                                                              ========   =======    =======

    The provisions for income taxes computed by applying the Federal statutory rate to income before taxes are reconciled to the actual provisions for fiscal years 2000, 1999 and 1998 as follows:

                                                  2000                  1999                  1998
                                           -------------------   -------------------   -------------------
                                            AMOUNT       %        AMOUNT       %        AMOUNT       %
                                           --------   --------   --------   --------   --------   --------
                                                               (AMOUNTS IN THOUSANDS)
Income before provision for income taxes:
    U.S. Federal.........................  $136,898     96.7%    $173,895     97.2%    $171,938     98.3%
    Foreign..............................     4,636      3.3        4,997      2.8        3,011      1.7
                                           --------    -----     --------    -----     --------    -----
                                           $141,534    100.0%    $178,892    100.0%    $174,949    100.0%
                                           ========    =====     ========    =====     ========    =====
Computed statutory tax...................  $ 49,537     35.0%    $ 62,612     35.0%    $ 61,232     35.0%
State income taxes, net..................     6,390      4.5        8,554      4.8        7,468      4.3
Other items, net.........................     2,113      1.5          605       .3       (2,296)    (1.3)
                                           --------    -----     --------    -----     --------    -----
                                           $ 58,040     41.0%    $ 71,771     40.1%    $ 66,404     38.0%
                                           ========    =====     ========    =====     ========    =====

                          FLEETWOOD ENTERPRISES, INC.

    The components of the Company's deferred tax benefits as of April 30, 2000 and April 25, 1999 were as follows:

                                                          2000             1999
                                                        --------         --------
                                                         (AMOUNTS IN THOUSANDS)
Insurance reserves....................................  $11,527          $17,831
Deferred compensation.................................   26,312           23,666
Product warranty reserves.............................   24,660           23,061
Dealer volume rebates.................................    7,793            7,014
Depreciation..........................................      628             (117)
Other financial accruals..............................   15,138           10,114
                                                        -------          -------
                                                        $86,058          $81,569
                                                        =======          =======

    The net deferred tax asset summarized above is considered realizable; however, the amount could be reduced if tax rates are reduced in the future.

(10) RETAIL FLOORING LIABILITY

    Retail flooring liability represents amounts borrowed by Company-owned retail sales centers to finance inventory purchases of manufactured homes. All but a minor portion of the amount outstanding at April 30, 2000 was financed under agreements with a national floor plan lender that provides for a security interest in the units financed and repayment at the time the units are sold. Substantially all amounts outstanding bear interest at the current one-month LIBOR rate plus 1.95 percent (approximately 7.75 percent at year end).

(11) OTHER CURRENT LIABILITIES

    Other current liabilities consist of the following:

                                                             2000         1999
                                                          ----------   ----------
                                                          (AMOUNTS IN THOUSANDS)
Dividends payable to shareholders.......................   $  6,215     $  6,344
Dealer volume rebates...................................     26,548       23,639
Product warranty reserves...............................     63,492       59,631
Other...................................................     66,296       66,545
                                                           --------     --------
                                                           $162,551     $156,159
                                                           ========     ========

(12) FAIR VALUE OF FINANCIAL INSTRUMENTS

    The Company has estimated the fair value of its financial instruments in compliance with Statement of Financial Accounting Standard No. 107, "Disclosure About Fair Value of Financial Instruments." The estimates were made as of April 30, 2000 and April 25, 1999 based on relevant market information. Financial instruments include cash, investments, cash value of Company-owned life insurance, retail flooring liability, debt and convertible preferred securities. See Note 3 regarding discussion on investments.

                          FLEETWOOD ENTERPRISES, INC.

The estimated fair value of financial instruments and the valuation techniques used to estimate the fair value were as follows (amounts in thousands):

                                         APRIL 30, 2000          APRIL 25, 1999
                                      ---------------------   ---------------------
                                        BOOK     ESTIMATED      BOOK     ESTIMATED
                                       VALUE     FAIR VALUE    VALUE     FAIR VALUE
                                      --------   ----------   --------   ----------
Cash................................  $ 43,649    $ 43,649    $ 25,602    $ 25,602
Cash value of Company-owned life
  insurance.........................    65,610      65,610      64,880      64,880
Retail flooring liability...........   113,271     113,271     125,275     125,275
Long-term debt......................    80,000      79,249      55,000      55,000
Convertible preferred securities....   287,500     221,420     287,500     287,500

    CASH AND CASH VALUE OF COMPANY-OWNED LIFE INSURANCE: The fair values approximate book values.

    RETAIL FLOORING, TERM DEBT AND CONVERTIBLE PREFERRED SECURITIES: The fair values were estimated based on a present value discounted cash flow analysis using rates the Company would have to pay currently to acquire similar financing for similar remaining terms.

(13) CONTINGENT LIABILITIES

    As is customary in the manufactured housing and recreational vehicle industries, the Company is contingently liable at April 30, 2000 under the terms of repurchase agreements with many financial institutions providing inventory financing for retailers of the Company's products. The contingent liability under these agreements approximates the amount financed, reduced by the resale value of any products which may be repurchased, and the risk of loss is spread over numerous retailers and financial institutions. Losses under these agreements have not been significant in the past.

    The Company is subject to claims and litigation in the ordinary course of business, certain of which is covered in whole or in part by insurance. Although the amount of any liability with respect to existing litigation cannot presently be determined, in the opinion of management such liability is not expected to have a material adverse effect on the Company's financial condition or results of operations.

                          FLEETWOOD ENTERPRISES, INC.

(14) RESULTS BY QUARTER (UNAUDITED)

    The unaudited results by quarter for fiscal years 2000 and 1999 are shown below (amounts in thousands except per share data):

                                                      FIRST       SECOND      THIRD      FOURTH
FISCAL YEAR ENDED APRIL 2000:                        QUARTER     QUARTER     QUARTER    QUARTER
-----------------------------                        --------   ----------   --------   --------
Revenues...........................................  $956,714   $1,010,103   $852,265   $893,883
Operating income...................................    49,956       54,742     32,717     24,761
Income before taxes................................    45,209       50,346     27,466     18,513
Net income for basic earnings per share............    26,360       29,792     15,902     11,440
Net income for diluted earnings per share..........    29,147       32,573     18,686     14,192
Earnings per share:
  Basic............................................  $    .77   $      .91   $    .49   $    .35
  Diluted..........................................       .72          .84        .48        .37
Weighted average Common shares:
  Basic............................................    34,383       32,917     32,724     32,748
  Diluted..........................................    40,364       38,851     38,653     38,657

                                                       FIRST      SECOND     THIRD      FOURTH
FISCAL YEAR ENDED APRIL 1999:                         QUARTER    QUARTER    QUARTER    QUARTER
-----------------------------                         --------   --------   --------   --------
Revenues............................................  $840,155   $897,840   $804,411   $947,757
Operating income....................................    50,251     54,861     39,533     45,666
Income before taxes.................................    49,973     51,949     35,913     41,057
Net income for basic earnings per share.............    30,225     31,111     21,261     24,524
Net income for diluted earnings per share...........    33,006     33,891     24,042     27,330
Earnings per share:
  Basic.............................................  $    .96   $    .92   $    .61   $    .70
  Diluted...........................................       .86        .84        .59        .66
Weighted average Common shares:
  Basic.............................................    31,621     33,896     34,806     35,196
  Diluted...........................................    38,242     40,257     41,019     41,302

(15) EARNINGS PER SHARE

    Basic earnings per share is computed by dividing income available to Common stockholders by the weighted average number of Common shares outstanding. Diluted earnings per share includes the effect of potential shares outstanding from dilutive stock options and dilutive preferred securities. After-tax distributions on preferred securities are added to net income to arrive at earnings used in the diluted

                          FLEETWOOD ENTERPRISES, INC.

earnings per share calculation. The table below shows the calculation components of earnings per share for both basic and diluted earnings per share.

                                                     2000                  1999                  1998
                                              -------------------   -------------------   -------------------
                                                         WEIGHTED              WEIGHTED              WEIGHTED
                                                         AVERAGE               AVERAGE               AVERAGE
                                               INCOME     SHARES     INCOME     SHARES     INCOME     SHARES
                                              --------   --------   --------   --------   --------   --------
                                                                  (AMOUNTS IN THOUSANDS)
Earnings used for basic EPS.................  $83,494     33,255    $107,121    33,880    $108,545    35,090
Effect of dilutive securities:
  Stock options.............................       --         38          --       390          --       627
  Preferred securities......................   11,104      5,901      11,148     5,901       2,499     1,216
                                              -------     ------    --------    ------    --------    ------
Earnings used for diluted EPS...............  $94,598     39,194    $118,269    40,171    $111,044    36,933
                                              =======     ======    ========    ======    ========    ======

    Antidilutive options available were 2,172,689, 764,804 and 118,936 for the fiscal years ended 2000, 1999 and 1998, respectively.

(16) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BALANCES

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

                                                        FOREIGN      UNREALIZED     ACCUMULATED OTHER
                                                        CURRENCY   GAINS (LOSSES)     COMPREHENSIVE
                                                         ITEMS     ON SECURITIES      INCOME (LOSS)
                                                        --------   --------------   -----------------
                                                                   (AMOUNTS IN THOUSANDS)
Balance April 25, 1999................................  $(2,165)       $(343)            $(2,508)
  Foreign currency translation adjustment.............        3           --                   3
  Unrealized losses...................................       --         (309)               (309)
  Reclassification adjustment for losses included in
    net income, net of taxes of $95...................       --          149                 149
                                                        -------        -----             -------
  Net.................................................        3         (160)               (157)
                                                        -------        -----             -------
Balance April 30, 2000................................  $(2,162)       $(503)            $(2,665)
                                                        =======        =====             =======

(17) STOCK-BASED INCENTIVE COMPENSATION PLANS

    Under the Company's 1992 Stock-Based Incentive Compensation Plan, stock options may be granted to officers and other key employees of the Company for the purchase of up to 6,900,000 shares of the Company's Common stock. Expiration dates for the options may not exceed ten years from the date of grant. Under a separate plan for non-employee directors adopted during fiscal 1993, up to 200,000 shares have been authorized for distribution of options. Automatic grants are made annually under this plan. The Company accounts for these plans under the provisions of APB Opinion 25, under which no compensation cost is recognized for stock option grants as the options are granted at fair market value at date of grant.

                          FLEETWOOD ENTERPRISES, INC.

    Had compensation costs for these plans been determined consistent with Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                              2000       1999       1998
                                                            --------   --------   --------
                                                                (AMOUNTS IN THOUSANDS)
Net income:                   As reported.................  $ 83,494   $107,121   $108,545
                              Pro forma...................    80,299    101,347    106,014

Diluted earnings per share:   As reported.................  $   2.41   $   2.94   $   3.01
                              Pro forma...................      2.05       2.52       2.87

    Because the SFAS No. 123 method of accounting has not been applied to options granted prior to May 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

    The following is a summary of the stock option activity (including those from the expired plan) for employees and non-employee directors for fiscal years 2000, 1999 and 1998.

                                                  2000                    1999                    1998
                                          ---------------------   ---------------------   ---------------------
                                                      WTD. AVG.               WTD. AVG.               WTD. AVG.
                                                      EXERCISE                EXERCISE                EXERCISE
                                           SHARES       PRICE      SHARES       PRICE      SHARES       PRICE
                                          ---------   ---------   ---------   ---------   ---------   ---------
Outstanding at beginning of year........  2,610,793    $28.29     2,163,424    $22.19     2,606,524    $19.95
Granted.................................    523,237     15.26     1,452,452     32.03       481,300     28.10
Exercised...............................         --        --      (951,851)    20.06      (907,400)    18.72
Forfeited...............................    (46,894)    29.50       (53,232)    30.66       (17,000)    27.46
                                          ---------    ------     ---------    ------     ---------    ------
Outstanding at end of year..............  3,087,136    $26.06     2,610,793    $28.29     2,163,424    $22.19
                                          =========    ======     =========    ======     =========    ======
Exercisable at end of year..............  2,206,595    $27.60     1,663,316    $27.32     1,976,224    $21.62
                                          =========    ======     =========    ======     =========    ======
Weighted average fair value of options
  granted...............................               $ 4.27                  $11.78                  $ 9.01
                                                       ======                  ======                  ======

    The 3,087,136 options outstanding at April 30, 2000 have exercise prices ranging from $14.75 to $39.63 and a weighted average remaining contractual life of 7.2 years.

    The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in fiscal years 2000, 1999 and 1998, respectively: risk-free interest rates of 6.0 percent; expected dividend yields of
5.0 percent, 3.0 percent and 3.0 percent; expected lives of six years; and, expected volatility of 39 percent, 35 percent and 34 percent.

(18) STOCKHOLDER RIGHTS PLAN

    On September 15, 1998, the Company's Board of Directors adopted a new stockholder rights agreement to replace the previous plan which expired on November 9, 1998, granting certain new rights to holders of the Company's Common stock. Under the new plan, which was effective November 10, 1998, one right was granted for each share of Common stock held as of November 9, 1998, and one right will be granted for each share subsequently issued. Each right entitles the holder, in an unfriendly takeover situation, and after paying the exercise price (currently $160), to purchase Fleetwood Common stock

                          FLEETWOOD ENTERPRISES, INC.

having a market value equal to two times the exercise price. Also, if the Company is merged into another corporation, or if 50 percent or more of the Company's assets are sold, then rightholders are entitled, upon payment of the exercise price, to buy common shares of the acquiring corporation at a 50 percent discount from their then-current market value. In either situation, these rights are not available to the acquiring party. However, these exercise features will not be activated if the acquiring party makes an offer to acquire all of the Company's outstanding shares at a price which is judged by the Board of Directors to be fair to all Fleetwood stockholders. The rights may be redeemed by the Company under certain circumstances at the rate of $.02 per right. The rights will expire on November 9, 2008.

(19) CHANGE IN ESTIMATE OF INSURANCE RESERVES

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

(20) INDUSTRY SEGMENT INFORMATION

    The Company conducts manufacturing operations principally in two industries, manufactured housing and recreational vehicles, as well as retail operations in the manufactured housing business. On a smaller scale, the Company operates supply companies which provide fiberglass parts, lumber and other wood components to its primary businesses, while also generating outside sales. Manufacturing operations are conducted in the United States and to a much lesser extent in Canada. Retail operations are conducted exclusively in the U.S. The operations of the Company's wholly owned insurance and real estate subsidiaries have been included in the "Corporate and Other" category because the impact on consolidated operating income is not material. Operating profit is total revenue less cost of sales and operating expenses. None of the following items have been included in the computation of operating profit for the individual operating segments: corporate expenses, non-operating income and expenses and income taxes. Identifiable assets are those assets used in the operation of each industry segment. Corporate assets primarily consist of cash, investments, deferred tax benefits, cash value of Company-owned life insurance, other assets and idle facilities. Information with respect to industry segments as of April 30, 2000, April 25, 1999 and April 26, 1998, and for each of the years then ended is set forth as follows:

                                                                                CORPORATE   ADJUSTMENTS
                          MANUFACTURED   RECREATIONAL     SUPPLY                   AND          AND
                            HOUSING        VEHICLES     OPERATIONS    RETAIL      OTHER     ELIMINATIONS     TOTAL
                          ------------   ------------   ----------   --------   ---------   ------------   ----------
                                                            (AMOUNTS IN THOUSANDS)
2000
Operating revenues......   $1,454,821     $1,914,516      $49,957    $591,895   $  3,806     $(302,030)    $3,712,965
Operating profit
  (loss)................       69,362        104,082       20,483       3,845    (35,596)           --        162,176
Identifiable assets.....      253,444        358,034       36,750     529,054    359,411            --      1,536,693
Depreciation............       12,396          8,240        1,999       3,575      2,357            --         28,567
Amortization............           --             --           --          --      6,513            --          6,513
Capital expenditures....        7,352          8,323        1,038      36,142      2,223            --         55,078

                          FLEETWOOD ENTERPRISES, INC.

                                                                                CORPORATE   ADJUSTMENTS
                          MANUFACTURED   RECREATIONAL     SUPPLY                   AND          AND
                            HOUSING        VEHICLES     OPERATIONS    RETAIL      OTHER     ELIMINATIONS     TOTAL
                          ------------   ------------   ----------   --------   ---------   ------------   ----------
                                                            (AMOUNTS IN THOUSANDS)
1999
Operating revenues......   $1,563,966     $1,729,034      $43,618    $332,309   $  4,327     $(183,091)    $3,490,163
Operating profit
  (loss)................       83,933        109,915       16,255       4,851    (24,643)           --        190,311
Identifiable assets.....      282,896        300,821       41,344     420,512    485,611            --      1,531,184
Depreciation............       13,487          8,088        2,148       1,552      2,340            --         27,615
Amortization............           --             --           --          --      4,226            --          4,226
Capital expenditures....       13,014         10,421        1,171      19,375      5,776            --         49,757

1998
Operating revenues......   $1,487,650     $1,518,163      $44,754          --   $  2,524     $  (2,524)    $3,050,567
Operating profit
  (loss)................       75,896         77,070       15,437          --      1,792            --        170,195
Identifiable assets.....      286,308        308,420       35,985          --    498,767            --      1,129,480
Depreciation............       14,195          9,029        2,134          --      2,180            --         27,538
Amortization............           --             --           --          --        261            --            261
Capital expenditures....       12,127         18,968        1,338          --      5,376            --         37,809

(21) POSTRETIREMENT HEALTH CARE BENEFITS

    The Company provides health care benefits to certain retired employees from retirement age to when they become eligible for Medicare coverage. Employees become eligible for benefits after meeting certain age and service requirements. The cost of providing retiree health care benefits is actuarially determined and accrued over the service period of the active employee group.

    The components of the net periodic postretirement benefit cost are as follows (amounts in thousands):

                                                                2000       1999       1998
                                                              --------   --------   --------
Service cost--benefits earned during the year...............   $  492     $  500      $114
Interest cost on projected benefit obligation...............      600        546       108
Recognized net actuarial gain or loss.......................      394        394        --
                                                               ------     ------      ----
  Net periodic postretirement benefit cost..................   $1,486     $1,440      $222
                                                               ======     ======      ====

    The changes in the benefit obligation and plan assets and the funded status of the postretirement benefit plan are as follows (amounts in thousands):

                                                                2000       1999
                                                              --------   --------
Change in projected postretirement benefit obligation:
 Projected benefit obligation at beginning of year..........  $ 8,715    $ 1,754
 Service cost...............................................      492        500
 Interest cost..............................................      600        546
 Actuarial loss.............................................       --      6,176
 Net benefits paid..........................................     (300)      (261)
                                                              -------    -------
  Projected benefit obligation at end of year...............  $ 9,507    $ 8,715
                                                              =======    =======
Funded status...............................................  $ 9,507    $ 8,715
Unrecognized net actuarial loss.............................   (6,753)    (6,961)
                                                              -------    -------
  Accrued postretirement benefits...........................  $ 2,754    $ 1,754
                                                              =======    =======

                          FLEETWOOD ENTERPRISES, INC.

    At the end of both fiscal years 2000 and 1999, the discount rate was seven percent. The health care cost trend rate begins at eight percent and grades down to an ultimate level of five percent per year. A one percent increase in the assumed health care cost trend rate would increase the total service cost and interest cost by $192,000 and the accumulated postretirement benefit obligation
(APBO) by $1,508,000. A one percent decrease in the assumed health care cost trend rate would decrease the total service cost and interest cost by $159,000 and the APBO by $1,257,000.

ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE MATTERS

    None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information regarding directors and executive officers as required by
Item 401 of Regulation S-K is set forth in Part I of this report under the caption "Executive Officers of the Company" and on pages two through five of the Company's proxy statement which will be filed with the Securities and Exchange Commission not later than 120 days after April 30, 2000, and by this reference is incorporated herein.

ITEM 11. MANAGEMENT REMUNERATION AND TRANSACTIONS

    The information required by Item 402 of Regulation S-K is set forth on pages nine through twelve of the Company's proxy statement which will be filed with the Securities and Exchange Commission not later than 120 days after April 30, 2000, and by this reference is incorporated herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by Item 403 of Regulation S-K is set forth on pages seven and eight of the Company's proxy statement which will be filed with the Securities and Exchange Commission not later than 120 days after April 30, 2000, and by this reference is incorporated herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information regarding certain relationships and related transactions as required by Item 404 of Regulation S-K, if any, is set forth in the Company's proxy statement which will be filed with the Securities and Exchange Commission not later than 120 days after April 30, 2000, and by this reference is incorporated herein.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                        PAGE
                                                                                      REFERENCE
                                                                                      ---------
    (a)  Financial Statements
         (1)  Financial Statements included in Part II of this report:
              Report of Independent Public Accountants                                   26
              Consolidated Statements of Income for each of the three years in the
                period ended April 30, 2000                                              27
              Consolidated Balance Sheets at April 30, 2000 and April 25, 1999           28
              Consolidated Statements of Cash Flows for each of the three years in
                the period ended April 30, 2000                                          29
              Consolidated Statements of Changes in Shareholders' Equity for each of
                the three years in the period ended April 30, 2000                       30
              Notes to Consolidated Financial Statements                                 31
         (2)  Financial Statement Schedules
              Financial statement schedules not filed have been omitted for the reason that the required information is shown in the financial statements or notes thereto, the amounts involved are not significant, or the required matter is not present.
         (3)  Exhibits and Index to Exhibits*:
               3.  (a)  Restated Certificate of Incorporation.
                   (b)  Amendment to Restated Certificate of Incorporation.
                   (c)  Restated Bylaws of the Company.
               4.  (a)  Rights Agreement dated November 10, 1998, between the
                        Company and the First National Bank of Boston used in
                        connection with a stockholder rights plan.
                   (b)  Amended Certificate of Designation, Preferences and Rights
                        of Series A Junior Participating Preferred Stock filed
                        September 17, 1998.
               9.  Not applicable.
              10.  Material Contracts.
                   (a)  Form of employment agreement between the Company and senior executive officers, which is filed herewith.
                   (b)  Form of employment agreement between the Company and senior officers, which is filed herewith.
                   (c)  Amended and Restated Deferred Compensation Plan.
                   (d)  Amended and Restated Supplemental Benefit Plan.
                   (e)  Amended and Restated Long-Term Incentive Compensation Plan.
                   (f)  Amended and Restated Benefit Restoration Plan.
                   (g)  Amended and Restated 1992 Stock-Based Incentive Compensation
                        Plan, which is filed herewith.
                   (h)  Amended 1992 Non-Employee Director Stock Option Plan.
                   (i)  Amendments to Amended 1992 Non-Employee Director Stock
                        Option Plan, which is filed herewith.
                   (j)  Senior Executive Incentive Compensation Plan.
                   (k)  Operating Agreement between Fleetwood Enterprises, Inc. and
                        Fleetwood Credit Corp.

                                                                                        PAGE
                                                                                      REFERENCE
                                                                                      ---------
              11.  Not applicable.
              12.  Not applicable.
              13.  Not applicable.
              18.  Not applicable.
              19.  Not applicable.
              21.  Subsidiaries of the Registrant.
              22.  Not applicable.
              23.  Consent of independent public accountants.
              24.  Not applicable.
              27.  Financial Data Schedule.
    (b)  Reports on Form 8-K
         No reports on Form 8-K were filed during the fourth quarter of the year ended April 30, 2000.

---------

   *These documents were included with previous filings as shown below and are hereby incorporated by reference:

    Item 3(a):     Filed with the Company's 10-K Annual Report for the year
                   ended April 28, 1985.
    Items 3(b)
     and 3(c):     Filed with the Company's 10-K Annual Report for the year
                   ended April 26, 1987.
    Items 4(a)
     and 4(b):     Filed with the Company's report on Form 8-K on
                   September 24, 1998.
    Items 10(c),
     10(d), 10(e)
     and 10(f):    Filed with the Company's 10-K Annual Report for the year
                   ended April 28, 1996.
    Item 10(h):    Filed with the Company's 10-K Annual Report for the year
                   ended April 26, 1992.
    Item 10(j):    Filed with the Company's 10-K Annual Report for the year
                   ended April 24, 1994.
    Item 10(k):    Filed with the Company's report on Form 8-K on June 7, 1996.

                                   SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                               FLEETWOOD ENTERPRISES, INC.
                                                        REGISTRANT

                                          BY           PAUL M. BINGHAM
                                          --------------------------------------
                                                     PAUL M. BINGHAM
                                              SENIOR VICE PRESIDENT--FINANCE

Date: July 6, 2000

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                      SIGNATURE                                   TITLE                  DATE
                      ---------                                   -----                  ----
                 /s/ GLENN F. KUMMER                   Chairman of the Board and      July 6, 2000
     -------------------------------------------         Chief Executive Officer
                   GLENN F. KUMMER

                /s/ NELSON W. POTTER                   President, Chief Operating     July 6, 2000
     -------------------------------------------         Officer and Director
                  NELSON W. POTTER

                 /s/ PAUL M. BINGHAM                   Chief Financial Officer and    July 6, 2000
     -------------------------------------------         Principal Accounting
                   PAUL M. BINGHAM                       Officer

                /s/ THOMAS B. PITCHER                  Director                       July 6, 2000
     -------------------------------------------
                  THOMAS B. PITCHER

                /s/ DOUGLAS M. LAWSON                  Director                       July 6, 2000
     -------------------------------------------
                  DOUGLAS M. LAWSON

                 /s/ WALTER F. BERAN                   Director                       July 6, 2000
     -------------------------------------------
                   WALTER F. BERAN

                /s/ LOREN K. CARROLL                   Director                       July 6, 2000
     -------------------------------------------
                  LOREN K. CARROLL

                /s/ DAVID S. ENGELMAN                  Director                       July 6, 2000
     -------------------------------------------
                  DAVID S. ENGELMAN