Form 10-Q
period 2000-07-30
FLEETWOOD ENTERPRISES INC/DE/
filed 2000-08-30
CIK 314132

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, DC   20549


                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

     X               OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 30, 2000


                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)


______               OF THE SECURITIES EXCHANGE ACT OF 1934


        For the transition period from ___________ to ___________


                        Commission File Number 1-7699


                         FLEETWOOD ENTERPRISES, INC.
              (Exact name of registrant as specified in its charter)

    Delaware                         95-1948322
_______________________           _______________________________________
(State or other jurisdiction of   I.R.S. Employer Identification Number)
incorporation or organization)

3125 Myers Street, Riverside, California    92503-5527
_________________________________________________________________________
(Address of principal executive offices)     (Zip code)


Registrant's telephone number, including area code  (909)  351-3500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                             Yes     X      No _____

Indicate the number of shares outstanding of each of the issuer's classes of Common stock as of the close of the period covered by this report.

       Class                        Outstanding at July 30, 2000
_________________________           _____________________________________

Common stock, $1 par value          32,733,372   shares

Preferred share purchase rights          --

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

    Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. In the Company's opinion, the statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the periods ending July 30, 2000 and July 25, 1999, and the balances as of July 30, 2000 and April 30, 2000. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the board of directors and shareholders of Fleetwood Enterprises, Inc.:


     We have reviewed the accompanying condensed consolidated balance sheet of FLEETWOOD ENTERPRISES, INC. (a Delaware Corporation) and subsidiaries as of July 30, 2000, and the related condensed consolidated statements of income for the thirteen-week periods ended July 30, 2000 and July 25, 1999, respectively, the condensed consolidated statements of cash flows for the thirteen-week periods ended July 30, 2000 and July 25, 1999, and the condensed consolidated statement of changes in shareholders' equity for the thirteen-week period ended July 30, 2000. These financial statements are the responsibility of the Company's management.

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

     Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles in the United States.

     We have previously audited, in accordance with generally accepted auditing standards in the United States, the consolidated balance sheet of Fleetwood Enterprises, Inc. and subsidiaries as of April 30, 2000, and the related consolidated statements of income, cash flows and changes in shareholders' equity for the year then ended (not presented herein), and, in our report dated June 23, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of April 30, 2000, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




ARTHUR ANDERSEN LLP



Orange County, California
August 29, 2000



             FLEETWOOD ENTERPRISES, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF INCOME (CONDENSED)
             (Amounts in thousands except per share data)
                              (Unaudited)

                                            13 Weeks Ended
                                       July 30, 2000    July 25, 1999
Net sales:
  Manufacturing                          $630,836          $880,596
  Retail                                  157,554           157,716
  Less intercompany                       (77,197)          (81,598)
                                         --------          ---------
                                          711,193           956,714

Cost of products sold                     554,876           743,444
                                          -------          --------
  Gross profit                            156,317           213,270

Operating expenses                        166,926           163,314
Non-recurring charges                      13,469                --
                                          -------           --------
                                          180,395           163,314
                                          -------           -------
  Operating income (loss)                 (24,078)           49,956

Other income (expense):
  Investment income                         1,993             3,452
  Interest on short-term borrowings           (75)               --
  Interest on long-term debt               (1,399)             (813)
  Interest on inventory floor
    plan financing                         (3,036)           (2,837)
  Distribution on preferred securities     (4,381)           (4,381)
  Other                                        28              (168)
                                           ------             ------
                                           (6,870)           (4,747)
                                           ------             -----
Income (loss) before income taxes         (30,948)           45,209

Benefit (provision) for income taxes       11,007           (18,849)
                                           ------            ------
Income (loss) before cumulative effect of
  accounting change                       (19,941)           26,360
Cumulative effect of accounting change,
  net of tax                              (11,176)               --
                                           ------            -------
Net income (loss)                        $(31,117)         $ 26,360
                                         ========          ========

                                      Basic   Diluted    Basic   Diluted
Earnings (loss) per Common share:
  Income (loss) before cumulative effect
    of accounting change              $(.61)   $(.61)     $.77     $.72
  Cumulative effect of accounting
    change, net of tax                 (.34)    (.34)       --       --
                                      -----    -----      ----     -----

Net income (loss) per Common share    $(.95)   $(.95)     $.77     $.72
                                      =====    ======     =====    =====

Weighted average Common shares:
  Basic                                   32,758             34,383
  Diluted                                 32,758             40,364
                                          ======             ======

Dividends declared per share of Common
  stock outstanding                         $.19               $.19
                                            ====               ====

See accompanying notes to financial statements.

                  FLEETWOOD ENTERPRISES, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS (CONDENSED)
                        (Amounts in thousands)

             ASSETS

                                         July 30, 2000      April 30, 2000
                                                 (Unaudited)
Current assets:
  Cash                                   $   51,868          $   43,649
  Marketable investments                     58,807              82,129
  Receivables                               170,159             268,096
  Inventories                               442,542             343,274
  Deferred tax benefits - current            37,273              38,077
  Other current assets                       32,718              31,724
                                         ----------          -----------
    Total current assets                    793,367             806,949

Property, plant and equipment, net          309,876             312,067
Marketable investments maturing
  after one year                                 --               9,364
Deferred tax benefits                        53,392              47,981
Cash value of Company-owned life insurance   71,357              65,610
Goodwill and intangible assets              253,703             254,974
Other assets                                 43,064              39,748
                                            -------             --------
                                         $1,524,759          $1,536,693
                                         ==========          ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                      $   105,603         $   133,519
  Employee compensation and benefits         72,923              79,304
  Federal and state taxes on income           1,318               1,752
  Retail flooring                           141,388             113,271
  Note payable to bank                       25,000                  --
  Other current liabilities                 163,030             162,551
                                        -----------         -----------
    Total current liabilities               509,262             490,397

Deferred compensation and benefits           72,362              67,750
Insurance reserves                           27,239              26,241
Long-term debt                               80,000              80,000

Company-obligated mandatorily redeemable convertible preferred securities of
  Fleetwood Capital Trust holding solely 6% convertible subordinated
  debentures of the Company                 287,500             287,500

Contingent liabilities

Shareholders' equity:
  Preferred stock, $1 par value, authorized 10,000,000 shares,
    none outstanding                             --                  --
  Common stock, $1 par value, authorized
    75,000,000 shares, outstanding 32,733,000 at July 30, 2000
    and 32,712,000 at April 30, 2000         32,733              32,712
  Capital surplus                           194,094             193,497
  Retained earnings                         323,925             361,261
  Accumulated other comprehensive
    income (loss)                            (2,356)             (2,665)
                                            -------              ------
                                            548,396             584,805
                                            -------             -------
                                         $1,524,759          $1,536,693
                                         ==========          ==========

   See accompanying notes to financial statements.


                FLEETWOOD ENTERPRISES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS (CONDENSED)
                              (Unaudited)
                         (Amounts in thousands)

                                                   13 Weeks Ended
                                             July 30, 2000   July 25, 1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                              $(31,117)       $26,360
Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
  Depreciation expense                            7,280          7,484
  Amortization of intangibles and goodwill        1,662          1,547
  Non-recurring charges for impairment            9,400             --
  (Gain) loss on sales of property, plant
    and equipment                                   (28)           168
  Changes in assets and liabilities:
    (Increase) decrease in receivables           98,376         (2,058)
    Increase in inventories                     (79,550)       (28,060)
    Increase in deferred tax benefits            (4,607)        (5,508)
    (Increase) decrease in cash value of
      Company-owned life insurance               (5,747)         1,098
    Increase in goodwill and intangible assets    2,082         (4,298)
    Increase in other assets                     (3,816)          (798)
    Increase (decrease) in accounts payable     (35,286)        12,497
    Decrease in employee compensation
      and benefits                               (1,769)        (1,482)
    Increase in Federal and state income taxes     (434)        16,966
    Increase in retail flooring liability        12,250         10,193
    Increase (decrease) in other liabilities     (2,844)        23,936
                                                -------        --------
Net cash provided by (used in)
  operating activities                          (34,148)        58,045
                                                -------         ------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities:
  Held-to-maturity                             (736,312)    (1,560,624)
  Available-for-sale                             (1,516)        (6,636)
Proceeds from maturity of investment securities:
  Held-to-maturity                              754,236      1,586,162
  Available-for-sale                              1,212            502
Proceeds from sale of available-for-sale
  investment securities                          15,144          5,942
Acquisition of retail companies                    (650)        (2,461)
Purchases of property, plant and equipment       (8,759)       (12,706)
                                                -------        --------
Net cash provided by investing activities        23,355         10,179
                                                -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends to shareholders                        (6,219)        (6,334)
Short term bank borrowings                       25,000             --
Purchase of Common stock                            --         (52,416)
                                                -------        --------
Net cash provided by (used in) financing
  Activities                                     18,781        (58,750)
                                                -------        -------
Foreign currency translation adjustment             231           (379)
                                                -------        -------
Increase in cash                                  8,219          9,095
Cash at beginning of period                      43,649         25,602
                                                 ------         ------
Cash at end of period                           $51,868        $34,697
                                                =======        =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for -
  Interest                                       $4,375         $3,649
  Income taxes                                    1,268          2,267
                                                 ======        =======

DETAILS OF ACQUISITIONS:
  Fair value of assets                          $28,826        $13,871
  Liabilities assumed                            28,176          6,194
                                                 ------        -------
  Acquisitions price                                650          7,677
  Less cash acquired                                --            (816)
  Less Common stock issued for acquisitions         --          (4,400)
                                                 -------       --------
  Net cash paid for acquisitions                    650         $2,461
                                                 =======        =======

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Common stock issued for acquisitions             $ --         $4,400
  Common stock issued in settlement of
    acquisition-related liability                   618              --
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


           FLEETWOOD ENTERPRISES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CHANGES
               IN SHAREHOLDERS' EQUITY (CONDENSED)
                       (UNAUDITED)
                  (Amounts in thousands)

                                                  Accumulated
                                                     Other
                                                     Compre-
               Common Stock                         hensive    Total
               Number            Capital  Retained  Income Shareholders'
              of Shares  Amount  Surplus  Earnings  (Loss)    Equity

Balance April 30,
  2000        32,712    $32,712   $193,497  $361,261 $(2,665)   $584,805

Comprehensive income (loss):

  Net income     --        --          --    (31,117)      --    (31,117)

  Other comprehensive income:

   Foreign currency translation,
    net of taxes of
     $154        --        --          --         --     231         231

   Investment securities,
    net of taxes
     of $51      --        --          --         --      78          78
                                                                  ------
Comprehensive income (loss)                                      (30,808)
                                                                  ------
Cash dividends declared on
  Common stock    --       --          --    ( 6,219)      --     (6,219)

Stock issued for
 acquisitions    21         21        597       --         --        618
               ----       ----     ------      -----    -----    ------
Balance July 30,
  2000       32,733    $32,733   $194,094   $323,925  $(2,356)  $548,396
             ======    =======   ========   ========   ======   ========

See accompanying notes to financial statements.


                FLEETWOOD ENTERPRISES, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                JULY 30, 2000
                                 (Unaudited)


1)   Reference to Annual Report

     Reference is made to the Notes to Consolidated Financial Statements included in the Company's Form 10-K annual report for the year ended April 30, 2000.

2)   Industry Segment Information

     Information with respect to industry segments for the periods ending July 30, 2000 and July 25, 1999 is shown below (amounts in thousands):

                                       13 Weeks Ended     13 Weeks Ended
                                        July 30, 2000      July 25, 1999
     OPERATING REVENUES:

     Manufactured housing -
       Manufacturing                       $303,740            $385,803
       Less  intercompany                   (77,197)	        (81,598)
                                           --------            --------

                                            226,543             304,205

       Retail                               157,554	        157,716
                                           --------             -------

                                            384,097             461,921
                                           --------             -------

     Recreational vehicles                  318,676             483,734
     Supply operations                        8,420              11,059
                                            -------             -------

                                           $711,193            $956,714
                                           ========            ========

     OPERATING INCOME (LOSS):

     Manufactured housing*               $   (2,006)          $  17,116
     Housing - retail**                      (5,437)              6,702
     Recreational vehicles                  (13,281)             30,967
     Supply operations                        2,156               4,863
     Corporate and other                     (5,510)             (9,692)
                                           --------           ---------

                                           $(24,078)          $  49,956
                                           ========           =========


     *   After deduction for intercompany profit in inventory as follows:

                                             $4,089              $3,555
                                             ======              ======

     ** Before deduction of interest expense on inventory floor plan financing as follows:

                                             $3,036              $2,837
                                             ======              ======

3)   Earnings Per Share

     Basic earnings per share is computed by dividing income available to Common stockholders by the weighted average number of Common shares outstanding. Diluted earnings per share in fiscal year 2000 included the effect of potential shares outstanding from dilutive stock options and dilutive preferred securities. In fiscal 2000, after-tax distributions on dilutive preferred securities were added to net income to arrive at earnings used in the diluted earnings per share calculation. The effect of stock options and preferred securities were anti-dilutive in fiscal 2001, and were, therefore, not added back to determine diluted earnings (loss). The table below shows the calculation components of earnings per share for both basic and diluted earnings per share (amounts in thousands):

                                      13 Weeks Ended        13 Weeks Ended
                                       July 30, 2000         July 25, 1999

                                             Weighted             Weighted
                                   Income     Average              Average
                                   (Loss)     Shares     Income    Shares
     Basic earnings (loss) before
       cumulative effect of
       accounting change         $(19,941)    32,758     $26,360   34,383

     Effect of dilutive securities:
       Stock options exercised          --       --           --       80
       Preferred securities             --       --        2,787    5,901
                                  --------    ------     -------   ------

     Diluted earnings (loss)      $(19,941)   32,758     $29,147   40,364
                                  ========    ======     =======   ======

4)   Inventory Valuation

     Inventories are valued at the lower of cost (first-in, first-out) or market. Manufacturing cost includes materials, labor and manufacturing overhead. Retail finished goods are valued at cost less intercompany manufacturing profit. Inventories consist of the following:

                                       July 30, 2000       April 30, 2000
                                             (Amounts in thousands)
     Manufacturing inventory-
       Raw materials                    $168,744            $137,497
       Work in process                    27,992              28,040
       Finished goods                     37,718              21,349
                                        --------            --------

                                         234,454             186,886
                                        --------            --------

     Retail inventory-
       Finished goods                    249,483             186,848
       Less manufacturing profit         (41,395)            (30,460)
                                        --------            --------

                                         208,088             156,388
                                        --------            --------

                                        $442,542            $343,274
                                        ========            ========

5)   Convertible Trust Preferred Securities

     Reference is made to Note 7 in the notes to audited consolidated financial statements included in the Company's annual report on Form 10-K for the fiscal year ended April 30, 2000. During fiscal 1998, Fleetwood Capital Trust (the Trust), a Delaware business trust wholly owned by the Company, completed a $287.5 million private placement of 5,750,000 shares of 6% Convertible Trust Preferred Securities. The proceeds from the issuance were invested by the Trust in 6% convertible subordinated debentures (the Debentures) issued by the Company in the aggregate principal amount of $296.4 million, maturing on February 15, 2028. The Debentures are the sole assets of the Trust and eliminate in consolidation.

6)   Non-Recurring Charges

     The non-recurring expenses incurred in the first quarter of fiscal year 2001 include $9.4 million for the writedown of impaired assets, $1.8 million for restructuring costs and $2.3 million for other non-recurring charges.

     Writedown of Impaired Assets

     The Company determined that the net book value of five closed manufactured housing facilities exceeded net realizable value as a result of the continuing weakness in the manufactured housing market stemming from excessive retail inventories and a slowing of retail
     sales.   Net realizable values were determined based upon estimated recoverability upon sale, or other estimates of fair value such as
     discounting estimated future cash flows.   In accordance with Statement
     of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company recorded a pre-tax charge for asset impairment of $9.4 million so the net book value of these facilities would equal net realizable value.

     Restructuring

     During the quarter ended July 30, 2000, the Company recorded a pre-tax restructuring charge of $1.8 million, of which $700,000 had been paid, in connection with a reduction of its workforce. These actions were taken in response to a downturn in the RV business, primarily motor homes, and the tight manufactured housing market. The Company eliminated 45 positions during the July 2000 quarter in the RV and Housing groups as well as at corporate.

     In the second fiscal quarter, the Company expects to incur further restructuring costs related to the shutdown of both housing and RV plants including severance and facility costs. The shutdown costs are estimated to be in the range of $1 million to $2 million for housing and $2 million to $3 million for recreational vehicles. The Company anticipates all amounts to be paid by fiscal year-end 2001.

     Other

     The other non-recurring charges, totaling $2.3 million, relate to one-time selling incentives for retail housing sales associates.

7)   Cumulative Effect of Accounting Change

     To adopt the provisions of SEC Staff Accounting Bulletin 101, the Company has changed its revenue recognition policy on credit retail housing sales to a method based on loan funding, which generally occurs with customer acceptance. Prior to the current quarter, the Company followed the industry practice of recording credit retail sales when a written contract and down payment were secured. The Company has recorded the cumulative effect of this accounting change on the amount of retained earnings at the beginning of fiscal year 2001 as a charge against net income in the first quarter of fiscal 2001. The after-tax amount of the cumulative effect is $11.2 million, or 34 cents per diluted share. The cumulative effect of this accounting change on prior periods has not been presented as the required information is not available.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is an analysis of changes in key items included in the consolidated statements of income for the 13-week period ended July 30, 2000 compared to the 13-week period ended July 25, 1999.

                                                   Thirteen Weeks Ended
                                                       July 30, 2000
                                                        (Unaudited)
                                                    Increase        %
(Amounts in thousands)                             (Decrease)	     Change
Sales                                              $(245,521)     (25.7)%
Cost of products sold                               (188,568)	  (25.4)
                                                   ---------       ----
  Gross profit                                       (56,953)	  (26.7)

Selling expenses                                         987	    1.3
General and administrative expenses                    2,625 	    3.1
Non-recurring charges                                 13,469 	     --
                                                    --------       -----
Operating expenses                                    17,081 	    10.5
                                                    --------       -----
  Operating income                                   (74,034)	  (148.2)

Other income (expense)                                (2,123)      (44.7)

Income before taxes                                  (76,157)	  (168.5)

Provision for income taxes                           (29,856)	  (158.4)

Income before cumulative effect of accounting change (46,301)     (175.6)

Cumulative effect of accounting change, net of tax   (11,176)       --

Net income                                          $(57,477)     (218.0)%
                                                    ========      =====

Current Quarter Compared to Same Quarter Last Year

Consolidated Results:

The Company incurred a net loss in the first quarter of fiscal 2001 of $31.1 million or 95 cents per diluted share. This compares with a profit of $26.4 million or 72 cents per diluted share in last year's first quarter. The loss in the current period primarily resulted from significantly reduced sales volume in both manufactured housing and recreational vehicles, along with non-recurring costs related to restructuring and downsizing initiatives. Higher RV operating costs and a change in accounting for credit retail housing sales also contributed to the loss. In terms of earnings per share, the non-recurring charges and the cumulative effect of the change in accounting amounted to 27 cents and 34 cents, respectively.

Consolidated revenues fell 26% to $711 million compared to $957 million in last year's record first quarter. Continuing weak housing sales and a sharp decline in motor home sales within the RV sector led to the revenue decline.

Gross profit margin fell to 22.0% of sales compared to 22.3% a year ago, mainly due to lower RV margins. A decline in manufacturing gross margin from 20.6% to 20.0% of sales was slightly offset by the favorable impact of retail margins, which are typically higher than manufacturing margins.

Operating expenses increased $17 million or 11% to $180 million, and rose as a percentage of sales from 17.1% to 25.4% primarily due to lower sales levels. The retail operation accounted for 51% of the increase. Selling expenses increased about 1% to $80 million, and rose as a percentage of sales from 8.2% to 11.2% on the lower sales volume. Selling cost reductions within the Company's manufactured housing segment were offset by increases in the RV segment. General and administrative expenses were up 3% to $87 million, and rose as a percentage of sales from 8.9% to 12.3%. Reduced G & A costs in the manufacturing groups were more than offset by the growth in retail expenses related to the expansion of retail locations.

Non-recurring expenses related to plant closings and downsizing efforts totaled $13.5 million and include $9.4 million for the writedown of plant facilities, $1.8 million for employee severance payments and $2.3 million for other non-recurring charges.

Non-operating expense of $6.9 million was 45% higher than last year's $4.7 million, mainly due to lower investment income and higher interest expense for long-term debt and inventory floor plan financing. Investment income was down 42% from the prior year as a result of lower invested balances.

Manufactured Housing:

Gross manufacturing revenues of $304 million were off 21% from the prior year and included $77 million of intercompany sales to Company-owned retail home centers. Manufacturing unit volume declined 25% to 11,889 homes, but the number of sections was off a lesser 21% to 20,570 due to the continuing shift in sales mix toward multi-section homes. Multi-section homes represented 70% of factory sales versus 62% last year.

Sales volume was below the prior year because of a weaker manufactured housing market, which has been adversely affected by excessive retail inventories and restrictive retail financing conditions. During the past 18 months, lenders have increased credit standards and down payment requirements for retail buyers. These actions and higher interest rates have eliminated many potential buyers of manufactured homes. The Company anticipates that industry wholesale shipments will continue to be weak until the current inventory imbalance is resolved, the timing of which depends on the availability and terms of retail financing.

Operating income, before elimination of intercompany profit, declined 90% from $20.7 million to $2.1 million, and operating margin fell from 5.4% to
 .7% of sales. Excluding asset impairment charges, operating margin for the housing group would have been 3.8% of sales. Asset impairment charges related to plant closings reduced operating earnings $9.4 million. The balance of the earnings decline was primarily volume-related due to the aforementioned weak market conditions. Gross profit margin for the housing group improved from 22.2% to 23.8% of sales, mainly as a result of lower raw material costs. More efficient material usage, improved product pricing and lower lumber costs all contributed to the higher gross margin. Housing group operating costs, excluding the asset impairment charge, fell 6% as a result of reductions in product warranty costs and selling and advertising expenses.

Recreational Vehicles:

Recreational vehicle sales declined 34% to $319 million compared to $484 million for last year's record first quarter. A significant reduction in motor home volume was the major factor leading to the RV revenue decline. Motor home revenues fell 50% to $152 million on a 54% drop in shipments to 2,059 units. This reflects softening retail demand for motor homes and high dealer inventories. In the towable RV categories, travel trailer sales eased 6% to $140 million and folding trailer sales fell 8% to $27 million. First quarter unit shipments for travel trailers and folding trailers were 10,477 and 4,539, representing decreases of 5% and 10%, respectively.

The RV group incurred an operating loss in the first quarter, primarily as a result of the decline in motor home sales, along with inventory writedowns and higher than normal operating costs for the motor home division. Also, the RV group incurred non-recurring costs related to employee severance benefits which totaled $1.2 million. Gross profit margin declined to 15.9% of sales from 18.8% a year ago, largely due to lower motor home margins.
The motor home division experienced higher raw material and direct labor costs, which reflects raw material inventory obsolescence and applicable writedowns, along with production inefficiencies at lower volume levels. Also, motor home direct labor costs were inflated by continuing fringe benefit costs during temporary plant shutdowns. Motor home selling costs increased significantly as a result of higher product warranty costs, including motor home product recall expenses, and sales discounts and dealer incentives implemented to move out model year 2000 products and slow-moving models. General and administrative expenses for the RV group were higher as a percentage of sales because of the fixed nature of certain costs and severance payments to employees affected by downsizing efforts.

Supply Operations:

The Company's supply group contributed first quarter revenues of $8 million compared to $11 million a year ago. Operating income fell 56% to $2.2 million primarily due to reduced sales volume, which was affected by declining internal sales and lower external sales to the heavy truck building industry.

Retail Housing Operations:

The retail housing division had revenues of $158 million, which was virtually unchanged from the prior year. Current year sales were reduced approximately $18 million due to a change in accounting for credit retail sales. Also as a result of the accounting change, the Company incurred a one-time cumulative charge against earnings of $11.2 million after taxes. Unit sales from Fleetwood retail stores declined about 1% to 3,711 homes. The retail division incurred an operating loss of $5.4 million for the current quarter compared to an operating profit of $6.7 million a year ago. Approximately $5.3 million of the decline in operating earnings was attributable to the change in accounting. The balance of the decline in operating income relative to the prior year was caused by a weak market environment, lower gross margins stemming from competitive market conditions and rising overhead costs related to new sales locations and the building of infrastructure and support systems. A significant portion of the incremental general and administrative expenses was related to new sales locations, many of which did not contribute materially to sales and profits because they were still in a start-up mode. Interest expense on inventory financing increased from $2.8 million to $3.0 million, reflecting the increase in inventories associated with new store openings and higher interest rates. The Company had 240 retail stores in operation as of July 30, 2000 compared to 184 one year earlier.

Business Outlook

The Company does not expect fiscal 2001 second quarter earnings to compare favorably with results for the similar period last year. Results for the quarter which will end on October 29, 2000 are expected to be adversely affected by continuing weakness in the manufactured housing market and a lingering slowdown in motor home sales within the Company's recreational vehicle segment. For more than a year, the manufactured housing industry has been affected by excessive retail inventories and a slowing of retail sales caused by restrictive financing conditions. Encouraging progress has occurred with respect to reducing industry inventory levels and production capacity, but weak market conditions are expected to continue until the inventory imbalance is resolved. Within the RV sector, retail demand for motor homes began to soften late in fiscal year 2000 and dealers began to reduce their inventories, which were relatively high. This led to a slowdown in factory shipments, which has persisted in the early part of fiscal 2001. The Company expects that lower motor home volume levels experienced in the first quarter will also occur in the second quarter. The combination of reduced motor home sales and margin pressure in towable RV products will have a significant adverse impact on RV group profitability in the second quarter.

Liquidity and Capital Resources

The Company has historically relied upon internally generated cash flows to satisfy working capital needs and to fund capital expenditures. In recent periods, however, the Company has used external funding sources to supplement internal cash flows primarily due to unusually high working capital needs. Cash totaling $34.1 million was used in operating activities during the quarter compared to cash generated last year of $58.0 million. The reduced cash flow from operations primarily reflects a higher investment in recreational vehicle inventories, particularly motor home chassis, and the expansion of the retail housing business and the related inventory requirements. Cash and cash equivalents declined from $135.1 million as of April 30, 2000 to $110.7 million at the end of July 2000. The lower level of cash and cash equivalents occurred despite short-term bank borrowings of $25 million during the quarter.

Cash outlays in the current quarter included $6.2 million in dividends to shareholders and $8.8 million for capital expenditures. Dividends last year were $6.3 million and net capital expenditures totaled $12.7 million.

The Company is in the process of arranging additional outside financing to support expected future working capital needs and to replace some or all of the existing inventory floor plan debt. This is expected to be accomplished by the end of the second fiscal quarter.

In the opinion of management, the combination of existing cash resources, expected future cash flows from operations, expected additional outside financing and available lines of credit will be sufficient to satisfy the Company's foreseeable cash requirements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risks related to fluctuations in interest rates on its marketable investments, investments underlying a Company-owned life insurance program (COLI) and variable rate debt, which consists of notes payable to an insurance company and the liability for flooring of manufactured housing retail inventories. Such risk does not apply to short-term bank loans under which interest rates are fixed for the entire term. With respect to the COLI program, the underlying investments are subject to both interest rate risk and equity market risk. The Company does not use interest rate swaps, futures contracts or options on futures, or other types of derivative financial instruments.

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



	PART II         OTHER  INFORMATION


Item 1.  Legal Proceedings

In Item 3 Legal proceedings of the Company's 10-K Annual Report for the fiscal year ended April 30, 2000, the Company reported concerning a purported class action complaint entitled Bristow et al. v. Fleetwood Enterprises, Inc. et al. Since the date of that report, the Company has been served with a motion for leave to amend the complaint to add some 20 additional plaintiffs at manufacturing and retail centers located in nine different states. The Company has not yet responded to this petition, there has been no discovery as yet and no motion for class certification has been filed in the matter to date.



	SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


	FLEETWOOD ENTERPRISES, INC.



	_______________________________
	Paul M. Bingham
	Senior Vice President - Finance
	and Chief Financial Officer

August 30, 2000

FLEETWOOD ENTERPRISES, INC.
CONSOLIDATED FINANCIAL INFORMATION
FINANCIAL DATA SCHEDULE

[SROS]        NYSE
[SROS]        PCX