Form 10-Q
period 2000-10-29
FLEETWOOD ENTERPRISES INC/DE/
filed 2000-11-30
CIK 314132

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, DC   20549


                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

    X                OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 29, 2000


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

Class                                    Outstanding at October 29, 2000
_________________________                _____________________________
Common stock, $1 par value               32,739,784 shares

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

       Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. In the Company's opinion, the statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the periods ending October 29, 2000 and October 31, 1999, and the balances as of October 29, 2000 and April 30, 2000. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.


                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the board of directors and shareholders of Fleetwood Enterprises, Inc.:


       We have reviewed the accompanying condensed consolidated balance sheet of FLEETWOOD ENTERPRISES, INC. (a Delaware Corporation) and subsidiaries as of October 29, 2000, and the related condensed consolidated statements of income for the thirteen and twenty-six week periods ended October 29, 2000 and the fourteen and twenty-seven week periods ended October 31, 1999, the condensed consolidated statements of cash flows for the twenty-six week period ended October 29, 2000 and the twenty-seven week period ended October 31, 1999, and the condensed consolidated statement of changes in shareholders' equity for the twenty-six week period ended October 29, 2000. These financial statements are the responsibility of the Company's management.

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

       Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

       We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Fleetwood Enterprises, Inc. and subsidiaries as of April 30, 2000 (not presented herein), and, in our report dated June 23, 2000, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of April 30, 2000, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


ARTHUR ANDERSEN LLP



Orange County, California
November 29, 2000


                 FLEETWOOD ENTERPRISES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (CONDENSED)
                (Amounts in thousands except per share data)
                          (UNAUDITED)

                            13 Weeks    14 Weeks    26 Weeks     27 Weeks
                             Ended        Ended       Ended       Ended
                            Oct. 29,     Oct. 31,    Oct. 29,     Oct. 31,
                              2000        1999        2000         1999
Net sales:
  Manufacturing             $630,862    $922,686   $1,261,698  $1,803,282
  Retail                     179,562     162,253      337,116     319,969
  Less intercompany          (69,332)    (74,836)    (146,529)   (156,434)
                             -------    ---------  -----------   ---------
                             741,092    1,010,103   1,452,285   1,966,817

Cost of products sold        576,485      782,410   1,131,361   1,525,854

  Gross profit               164,607      227,693     320,924     440,963

Operating expenses            15,638      172,951     321,564     336,265
Non-recurring charges          3,933          --       17,402         --
                             -------      -------     -------    -------
                             158,571      172,951     338,966     336,265
                             -------     --------      -------   --------
  Operating income (loss)      6,036       54,742     (18,042)    104,698

Other income (expense):
  Investment income            2,257        3,125       4,250       6,577
  Interest on long-term debt  (1,416)        (966)     (2,815)     (1,779)
  Interest on inventory floor
    plan financing            (3,405)      (2,851)     (6,441)     (5,688)
  Distribution on preferred
    securities                (4,381)      (4,381)     (8,762)     (8,762)
  Interest on short-term
    borrowings                  (890)          --        (965)        --
  Other                       (1,314)         677      (1,286)        509
                              ------       -------    -------      ------
                              (9,149)      (4,396)    (16,019)     (9,143)

Income (loss) before
  income taxes                (3,113)      50,346     (34,061)     95,555
Benefit (provision) for
  income taxes                  (297)     (20,554)     10,710     (39,403)
                              -------     -------      -------     ------
Income (loss) before cumulative
  effect of accounting change (3,410)      29,792      (23,351)    56,152
Cumulative effect of accounting
  change  net of tax              --         --        (11,176)       --
                              -------     --------    ---------   --------
Net income (loss)            $(3,410)    $ 29,792     $(34,527)  $ 56,152
                             =======     ========     =========  ========
Earnings (loss) per
  Common share:     Basic Diluted  Basic Diluted Basic Diluted Basic Diluted
  Income (loss) before cumulative
    effect of accounting
     change        $(.10) $(.10)   $.91    $.84  $(.71) $ (.71) $1.67 $1.56
Cumulative effect of accounting
  change  net of tax  --     --      --      --   (.34)   (.34)   --    --
                    -----  -----   -----   -----  -----  -----  ----  -----
Net income (loss) per
  Common share     $(.10) $(.10)    $.91   $.84 $(1.05) $(1.05) $1.67 $1.56
                    ===== ======    ====    ==== ======  ====== ===== =====
Weighted average Common shares:
  Basic                       32,758      32,917       32,758       33,628
  Diluted                     32,758      38,851       32,758       39,587
                             =======      ======       ======       =======
Dividends declared per share of
  Common stock outstanding      $.19        $.19         $.38         $.38
                                ===         ====         ====         ====

See accompanying notes to financial statements.


                FLEETWOOD ENTERPRISES, INC AND SUBSIDIARIES
               CONSOLIDATED BALANCE SHEETS (CONDENSED)
                    (Amounts in thousands)

                   ASSETS
                                        October 29,            April 30,
                                            2000                2000
                                        (Unaudited)
Current assets:
  Cash                                   $ 38,649              $ 43,649
  Marketable investments                  125,167                82,129
  Receivables                             147,738               268,096
  Inventories                             363,377               343,274
  Deferred tax benefits - current          37,159                38,077
  Other current assets                     42,221                31,724
                                         --------              --------
     Total current assets                 754,311               806,949

Property, plant and equipment, net        313,311               312,067
Marketable investments maturing
  after one year                           13,134                 9,364
Deferred tax benefits                      57,637                47,981
Cash value of Company-owned
  life insurance                           71,773                65,610
Goodwill and intangible assets            251,711               254,974
Other assets                               43,989                39,748
                                         --------              ---------
                                       $1,505,866            $1,536,693
                                       ==========            ==========

           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                        $96,060              $133,519
  Employee compensation and benefits       63,625                79,304
  Federal and state taxes on income            --                 1,752
  Retail flooring liability               113,935               113,271
  Motor home chassis inventory financing   36,406                    --
  Note payable to bank                     25,000                    --
  Other current liabilities               166,642               162,551
                                         --------              --------
     Total current liabilities            501,668               490,397
                                         --------               -------
Deferred compensation and
  retirement benefits                      74,899                67,750
                                         --------               -------
Insurance reserves                         23,780                26,241
                                         --------               -------
Long-term debt                             80,000                80,000
                                         --------               --------

Company-obligated manditorily redeemable convertible
  preferred securities of Fleetwood Capital Trust holding
  solely 6% convertible subordinated debentures
  of the Company                          287,500               287,500
                                         --------              --------
Contingent liabilities

Shareholders' equity:
  Preferred stock, $1 par value, authorized
   10,000,000 shares, none outstanding        --                    --
  Common stock, $1 par value, authorized
   75,000,000 shares, outstanding 32,740,000
   at October 29, 2000 and 32,712,000 at
   April 30, 2000                          32,740                32,712
  Capital surplus                         194,338               193,497
  Retained earnings                       314,294               361,261
  Accumulated other comprehensive
   income (loss)                           (3,353)               (2,665)
                                          -------               --------
                                          538,019               584,805
                                         --------              --------
                                       $1,505,866            $1,536,693
                                       ==========            ==========

   See accompanying notes to financial statements.

FLEETWOOD ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONDENSED)
(Amounts in thousands)
(UNAUDITED)

                                      26 Weeks Ended     27 Weeks Ended
                                     October 29, 2000   October 31, 1999

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                         $(34,527)         $56,152
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation expense                      14,366           14,207
  Amortization of goodwill and
    intangibles                              3,324            3,151
Non-recurring charges for asset impairment   9,400               --
(Gains) losses on sales of property,
  plant and equipment                        1,286             (509)
Changes in assets and liabilities:
  (Increase) decrease in receivables       120,797          (10,842)
  Increase in inventories                     (385)         (25,983)
  Increase in deferred tax benefits         (8,738)          (9,678)
  (Increase) decrease in cash value of
  Company-owned life insurance              (6,163)             574
  Increase in other assets                 (11,832)          (3,744)
  Increase (decrease) in accounts payable  (44,829)             696
  Increase (decrease) in employee
     compensation and benefits              (8,530)           3,791
  Decrease in Federal and state
    income taxes                            (1,752)            (988)
  Decrease in retail flooring liability    (15,203)         (32,632)
  Increase (decrease) in other liabilities  (2,440)          39,572
                                           -------          -------
Net cash provided by operating activities   14,774           33,767
                                           -------          -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities:
  Held-to-maturity                      (1,957,673)      (2,440,219)
  Available-for-sale                        (8,174)         (13,473)
Proceeds from maturity of investment securities:
  Held-to-maturity                       1,894,702        2,539,460
  Available-for-sale                         2,889            1,839
Proceeds from sale of available-for-sale
  investment securities                     21,669           10,803
Acquisition of retail companies               (650)          (8,357)
Purchases of property, plant and
  equipment, net                           (20,594)         (26,639)
                                           -------          -------
Net cash provided by (used in) investing
  Activities                               (67,831)          63,414
                                           -------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends to shareholders                  (12,440)         (12,535)
Short-term bank borrowings                  25,000              --
Motor home chassis inventory financing      36,406              --
Purchase of Common stock                       --           (67,668)
                                            -------         -------
Net cash provided by (used in)
   financing activities                     48,966          (80,203)
                                           -------          --------
Foreign currency translation adjustment       (909)             812
Increase (decrease) in cash                 (5,000)          17,790
Cash at beginning of period                 43,649           25,602
                                            ------          -------
Cash at end of period                      $38,649          $43,392
                                           =======          =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Cash paid during the period for -
  Interest                                  $9,619           $7,366
  Income taxes                               7,199           44,921
                                           =======           ======
DETAILS OF ACQUISITIONS:
  Fair value of assets                     $28,826          $19,767
  Liabilities assumed                       28,176            6,194
                                           -------          -------
  Acquisition price                            650           13,573
  Less cash acquired                            --             (816)
  Less Common stock issued for acquisitions     --           (4,400)
                                           --------         -------
  Net cash paid for acquisitions              $650           $8,357
                                           =======           =======
NON-CASH FINANCING ACTIVITIES:
  Common stock issued for acquisitions          --           $4,400
  Common stock issued in settlement of
    acquisition-related liability             $869               --
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

           FLEETWOOD ENTERPRISES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CHANGES
               IN SHAREHOLDERS' EQUITY (CONDENSED)
                       (UNAUDITED)
                  (Amounts in thousands)

                                                  Accumulated
                                                     Other
                                                     Compre-
               Common Stock                         hensive    Total
               Number            Capital  Retained  Income Shareholders'
              of Shares  Amount  Surplus  Earnings  (Loss)    Equity

Balance April 30,
  2000        32,712    $32,712   $193,497  $361,261 $(2,665)   $584,805

Comprehensive income (loss):

  Net income     --        --          --    (34,527)      --    (34,527)

  Other comprehensive income:

   Foreign currency translation,
    net of taxes of
     $581        --        --          --         --    (909)       (909)

   Investment securities,
    net of taxes
     of $141      --        --          --         --    221         221
                                                                  ------
Comprehensive income (loss)                                      (35,215)
                                                                  ------
Cash dividends declared on
  Common stock    --       --          --    (12,440)      --    (12,440)

Stock issued for
 acquisitions    28         28        841       --         --        869
               ----       ----     ------      -----    -----    ------
Balance October 29,
  2000       32,740    $32,740   $194,338   $314,294  $(3,353)  $538,019
             ======    =======   ========   ========   ======   ========

See accompanying notes to financial statements.



                FLEETWOOD ENTERPRISES, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       OCTOBER 29, 2000
                          (Unaudited)


1)  Reference to Annual Report

  Reference is made to the Notes to Consolidated Financial Statements included in the Company's Form 10-K annual report for the year ended April 30, 2000.

2)  Industry Segment Information

  Information with respect to industry segments for the periods ending October 29, 2000 and October 31, 1999 is shown below:

                            13 Weeks     14 Weeks    26 Weeks   27 Weeks
                              Ended       Ended       Ended      Ended
                            Oct. 29,     Oct. 31,    Oct. 29,   Oct. 31,
                             2000         1999         2000      1999

  OPERATING REVENUES:

  Manufactured housing -
    Manufacturing            $271,574     $409,264    $575,314    $795,067
    Retail                    179,562      162,253     337,116     319,969
    Less intercompany	      (69,332      (74,836)	(146,529)   (156,434)
                              381,804       496,881    765,901     958,602


  Recreational vehicles       350,560       497,965    669,236     981,699
  Supply operations             8,728        15,457	  17,148      26,516

                             $741,092    $1,010,103 $1,452,285  $1,966,817
                             ========    ==========  ==========  ==========

  OPERATING INCOME:

  Manufactured housing*       $15,002       $24,266    $12,996     $41,382
  Housing - retail**           (6,078)        3,021    (11,515)      9,723
  Recreational vehicles          (139)       29,061    (13,420)     60,028
  Supply operations             2,160         6,506      4,316      11,369
  Corporate and other          (4,909)       (8,112)   (10,419)    (17,804)
                               ------        ------      -------    ------
                               $6,036       $54,742   $(18,042)   $104,698
                               ======       =======    ========   ========


* After deduction (addition) for intercompany profit in inventory as follows:

                              $(3,605)       $2,463       $484      $6,018
                              =======        ======       ====      ======

** Before deduction of interest expense on inventory floor plan financing as follows:

                               $3,405        $2,851      $6,441     $5,688
                              ======         ======      ======     ======

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

                                        13 Weeks Ended      14 Weeks Ended
                                      October 29, 2000    October 31, 1999

                                                Weighted           Weighted
                                                Average            Average
                                    Income      Shares    Income   Shares

    Basic earnings (loss)          $(3,410)     32,758    $29,792  32,917
    Effect of dilutive securities:
    Stock options exercised              --         --         --      33
     preferred securities                --         --      2,781   5,901
                                   --------     ------    -------  ------
    Diluted earnings (loss)        $(3,410)     32,758    $32,573  38,851
                                   =======      ======    =======  ======

                                        26 Weeks Ended      27 Weeks Ended
                                      October 29, 2000    October 31, 1999

                                                Weighted           Weighted
                                                Average            Average
                                    Income      Shares    Income   Shares

    Basic earnings (loss) before cumulative
    effect of accounting change    $(23,351)     32,758   $56,152  33,628
    Effect of dilutive securities:
      Stock options exercised            --         --         --      58
      Preferred securities               --         --      5,568   5,901
                                   --------     --------  -------  ------

    Diluted earnings (loss) before cumulative
    effect of accounting change    $(23,351)     32,758   $61,720  39,587
                                   ========      ======   =======  ======

4)  Inventory Valuation

  Inventories are valued at the lower of cost (first-in, first-out) or market. Manufacturing cost includes materials, labor and manufacturing overhead. Retail finished goods are valued at cost less intercompany manufacturing profit. Inventories consist of the following:

                                     October 29, 2000   April 30, 2000
                                          (Amounts in thousands)
  Manufacturing inventory-
    Raw materials                       $130,105            $137,497
    Work in process                       24,418              28,040
    Finished goods                        12,806              21,349
                                        --------            --------

                                         167,329             186,886
                                        --------            --------

  Retail inventory-
    Finished goods                       233,838             186,848
    Less manufacturing profit            (37,790)            (30,460)
                                         -------             -------

                                         196,048             156,388

                                        $363,377            $343,274
                                        ========            ========

5)  Short-Term Debt

    On July 17, 2000, the Company borrowed $25 million at 7.8 percent under a note payable to a bank. Shortly following the end of the second quarter the note matured and was repaid. In addition, during the second quarter, the Company entered into a flooring arrangement secured by motor home chassis inventory. The arrangement provides for a maximum credit line of $40 million at interest rates tied to six-month U.S. Treasury Notes. Amounts borrowed mature approximately 180 days from the date of borrowing or upon the use of the related chassis. As of October 29, 2000, amounts outstanding under the line totaled $36.4 million at an average interest rate of 9.4 percent.

6)  Convertible Trust Preferred Securities

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

7)  Non-Recurring Charges

    The non-recurring expenses incurred in the first half of fiscal year 2001 include $9.4 million for the writedown of impaired assets, $5.7 million for restructuring costs and $2.3 million for other non-recurring charges.

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

    Restructuring

    During the six months ended October 29, 2000, the Company recorded pre-tax restructuring charges of $5.7 million, of which $4.4 million related to the reduction of the workforce. The balance of the restructuring charges were for facility costs and inventory writedowns in connection with the shutdown of both housing and RV plants. All but $900,000 of these charges have been paid, and the Company anticipates all amounts to be paid by fiscal year-end 2001. These actions were taken in response to a downturn in the RV business, and the tight manufactured housing market. The Company eliminated 227 management and administrative positions during the first half of fiscal year 2001 in the RV and housing groups as well as at Corporate.
    In addition, nearly 600 production assembly workers were terminated as a result of plant closings.

    Other

    The other non-recurring charges, totaling $2.3 million, relate to one-time selling incentives for retail housing sales associates.

8)  Cumulative Effect of Accounting Change

    To adopt the provisions of SEC Staff Accounting Bulletin 101, the Company has changed its revenue recognition policy on credit retail housing sales to a method based on loan funding, which generally occurs with customer acceptance. Prior to the current year, the Company followed the industry practice of recording credit retail sales when a written contract and down payment were secured. The Company has recorded the cumulative effect of this accounting change on the amount of retained earnings at the beginning of fiscal year 2001 as a charge against net income in the first quarter of fiscal 2001. The after-tax amount of the cumulative effect is $11.2 million, or 34 cents per diluted share. The cumulative effect of this accounting change on prior periods has not been presented as the required information is not available.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Preliminary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements which may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. Forward-looking statements regarding future events and the future performance of the Company involve risks and uncertainties that could cause actual results to differ materially. These risks and uncertainties are described in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2000, as filed with the Securities and Exchange Commission, under "Item 1-Business," including the section therein entitled "Competition and Business Risks," and "Item 7-Management's Discussion and Analysis of Result of Operations and Financial Condition," including the section therein entitled "Business Outlook."

The following is an analysis of changes in key items included in the consolidated statements of income for the 13-week and 26-week periods ended October 29, 2000, compared to the 14-week and 27-week periods ended October 31, 1999.

                                  13 Weeks Ended       26 Weeks Ended
                                  October 29, 2000     October 29, 2000
                                    (Unaudited)          (Unaudited)

                                  Increase      %       Increase      %
(Amounts in thousands)           (Decrease)   Change   (Decrease)   Change

Sales                           $(269,011)    (26.6)%  $(514,532)   (26.2)%
Cost of products sold            (205,925)    (26.3)    (394,493)   (25.9)
                                 --------      ----     --------     ----
  Gross profit                    (63,086)    (27.7)    (120,039)   (27.2)

Selling expenses                   (8,614)    (10.5)      (7,627)    (4.7)
General and administrative
  expenses                         (9,699)    (10.7)      (7,074)    (4.0)
Non-recurring charges               3,933        --       17,402       --
                                 --------      ----     --------     ----

Operating expenses                (14,380)     (8.3)       2,701      0.8
                                 --------      ----     --------     ----

  Operating income                (48,706)    (89.0)   (122,740)   (117.2)

Other income (expense)             (4,753)    108.1      (6,876)     75.2

Income before taxes               (53,459)   (106.2)   (129,616)   (135.6)

Provision for income taxes        (20,257)    (98.6)    (50,113)   (127.2)

Income (loss) before cumulative
  effect of accounting changes    (33,202)   (111.4)    (79,503)   (141.6)

Cumulative effect of accounting
  change, net of taxes                 --        --     (11,176)       --

Net income (loss)                $(33,202)   (111.4)%  $(90,679)   (161.5)%
                                 ========     =====      =======    =====


Current Quarter Compared to Same Quarter Last Year

Consolidated Results:

The Company incurred a net loss in the second quarter of fiscal 2001 of $3.4 million or 10 cents per diluted share. This compares with a profit of $29.8 million or 84 cents per diluted share in last year's second quarter. The loss in the current period primarily resulted from significantly reduced sales volume in both manufactured housing and recreational vehicles, along with non-recurring costs of $3.9 million related to restructuring and downsizing initiatives.

Consolidated revenues fell 27% to $741 million compared to $1.01 billion in last year's record second quarter. Last year's second quarter included 14 weeks compared to 13 weeks in the current period. Continuing weak housing sales and a sharp decline in motor home sales within the RV sector were the primary factors leading to the revenue decline.

Gross profit margin declined to 22.2% of sales compared to 22.5% a year ago due to lower margins for recreational vehicles and the retail housing business. Manufacturing gross margin in the current quarter was 20.8% of sales, which was identical to last year's margin percentage. Lower recreational vehicle gross margins were offset by improved margins from manufactured housing. Reduced retail housing margins reflect very competitive market conditions and declining industry sales.

Operating expenses, excluding non-recurring charges, declined $18 million or 11% to $155 million, but rose as a percentage of sales from 17.1% to 20.9%, primarily due to lower sales levels. Selling expenses decreased about 11% to $74 million, but rose as a percentage of sales from 8.1% to 9.9% on the lower sales volume. Most of the dollar reduction in selling costs resulted from lower product warranty and service costs in both manufactured housing and recreational vehicles. Part of the reduction is volume-related, but better cost controls in housing and the elimination of RV product recall costs were also factors.

General and administrative expenses declined 11% to $81 million, but rose as a percentage of sales from 9.0% to 11.0%. The dollar reduction mainly reflects lower employee compensation and benefits, the majority of which was related to reduced levels of incentive compensation based on profitability.

Non-operating expense of $9.1 million was more than double last year's $4.4 million, mainly due to higher interest expense and lower investment income. Also, a $1.3 million loss on disposition of fixed assets was incurred in the current quarter compared to a $677,000 gain in the prior year. Investment income was down 28% from the prior year as a result of lower invested balances.

Manufactured Housing:

Gross manufacturing revenues of $272 million were off 34% from the prior year and included $69 million of intercompany sales to Company-owned retail home centers. Manufacturing unit volume declined 37% to 10,550 homes, but the number of sections was off a lesser 34% to 18,443 due to the continuing shift in sales mix toward multi-section homes. Multi-section homes represented 72% of factory sales versus 63% last year.

Sales volume was below the prior year because of a weaker manufactured housing market, which has been adversely affected by excessive retail inventories and restrictive retail financing conditions. During the past 18 months, lenders have imposed more stringent credit standards and down payment requirements for retail buyers. Additionally, several key lenders have decreased their financing budgets which has reduced the amount of funding available to the industry. These actions and higher interest rates have eliminated many potential buyers of manufactured homes. The Company anticipates that industry wholesale shipments will continue to be weak until the current inventory imbalance is resolved, the timing of which depends largely on the availability and terms of retail financing.

Operating income, before the adjustment for intercompany profit, declined 57% from $26.7 million to $11.4 million, and operating margin fell from 6.5% to 4.2% of sales. Most of the decline was volume-related. However, approximately $2.0 million of non-recurring charges were incurred as a result of plant closings. Gross profit margin for the housing group improved from 22.8% to 23.8% of sales as a result of lower raw material costs. More efficient material usage, improved product pricing and lower lumber costs all contributed to the higher gross margin. Housing group operating costs fell 20% as a result of reductions in product warranty costs, other selling expenses and lower employee compensation and benefits.

Recreational Vehicles:

Recreational vehicle sales declined 30% to $351 million compared to $498 million for last year's record second quarter. A significant reduction in motor home volume was the major factor leading to the RV revenue decline. Motor home revenues fell 38% to $192 million on a 42% drop in shipments to 2,307 units. This reflects softening retail demand for motor homes and relatively full dealer inventories. In the towable RV categories, travel trailer sales declined 16% to $126 million and folding trailer sales fell 11% to $33 million. Second quarter unit shipments for travel trailers and folding trailers were 8,757 and 5,536, representing decreases of 16% and 15%, respectively.

The RV group incurred a small operating loss in the second quarter as a result of the decline in sales and slimmer gross margins, along with costs related to the closing of a travel trailer factory. Gross profit margin declined to 17.1% of sales from 19.1% a year ago due to lower motor home and travel trailer margins. To a large degree, this was caused by higher direct labor and employee benefit costs. The motor home division experienced higher raw material and direct labor costs, which reflects unfavorable product mix changes and inventory writedowns, along with production inefficiencies at lower volume levels. RV selling costs were 5% below the prior year, mainly as a result of the absence of motor home product recall expenses incurred in the prior year. General and administrative expenses for the RV group were 14% below last year's second quarter, mainly due to reduced levels of management incentive compensation, which is tied to profitability.

Supply Operations:

The Company's supply group contributed first quarter revenues of $9 million compared to $15 million a year ago. Operating income fell 67% to $2.2 million primarily due to reduced sales volume, which was affected by declining internal sales and 50% lower external sales to the heavy truck building industry.

Retail Housing Operations:

The retail housing division had second quarter revenues of $180 million, 11% ahead of last year's similar period. The retail operation achieved higher sales in a declining market mainly due to the addition of sales locations. Throughout much of the past year, the retail business was in an expansion mode in order to achieve adequate geographic representation in key markets. The Company had 242 retail stores in operation as of October 29, 2000 compared to 202 one year earlier. Unit sales from Fleetwood retail stores rose about 3% to 4,036 homes. The retail division incurred an operating loss of $6.1 million for the current quarter compared to an operating profit of $3.0 million a year ago. Much of the decline in operating income relative to the prior year was caused by a weak market environment, lower gross margins and higher selling expenses stemming from competitive market conditions and rising overhead costs related to new sales locations. Interest expense on inventory financing increased from $2.9 million to $3.4 million, reflecting the increase in inventories associated with new store openings and higher interest rates.

Current Year-to-Date Compared To Same Period Last Year

Consolidated Results:

For the first six months of fiscal 2001, the Company incurred a net loss of $34.5 million or $1.05 per diluted share. This compares with a profit of $56.2 million or $1.56 per diluted share for the similar period last year.
The loss in the current period primarily resulted from significantly reduced sales volume in both manufactured housing and recreational vehicles, along with non-recurring costs related to restructuring and downsizing initiatives. A change in accounting for credit retail housing sales also contributed to the loss. In terms of earnings per share, the non-recurring charges and the cumulative effect of the change in accounting amounted to approximately 36 cents and 34 cents, respectively.

Consolidated revenues fell 26% to $1.45 billion compared to $1.97 billion for last year's first half. Last year's period included 27 weeks compared to 26 weeks in the current period. Continuing weak housing sales and a sharp decline in motor home sales within the RV sector led to the revenue decline.

Gross profit margin fell to 22.1% of sales compared to 22.4% last year, mainly due to lower RV margins. Overall manufacturing gross margin declined from 20.8% to 20.1% as an improved housing margin was more than offset by the decline in the RV sector.

Operating expenses, excluding non-recurring charges, declined 4% to $322 million, down from $336 million in the prior year. As a percentage of sales, however, operating costs rose from 17.1% to 22.1% due to the lower sales volume. Selling expenses declined 5% to $153 million, but increased as a percentage of sales from 8.2% to 10.5%. Lower product warranty and service costs within the housing group led to the expense reduction.

General and administrative expenses fell 4% to $169 million, but increased as a percentage of sales from 8.9% to 11.6% on the lower sales. Reduced general and administrative costs in the manufacturing sector were partially offset by higher expenses for the retail housing business, which has expanded the number of retail locations during the past year.

Non-recurring expenses related to plant closings and downsizing efforts totaled $17.4 million, which included $9.4 million for the write-down of plant facilities. The balance of these costs were largely related to employee severance payments and other plant closing expenses.

Non-operating expense of $16.0 million was 75% higher than last year's $9.1 million, mainly due to higher interest expense and lower investment income. Interest expense was higher due to additional short-term and long-term borrowings and higher interest rates. Investment income was down 35% from the prior year as a result of reduced invested balances.

Manufactured Housing:

Gross manufacturing revenues in the first six months were $575 million, down 28% from the prior year, and included $147 million of intercompany sales to Company-owned retail sales centers. Manufacturing unit volume declined 31% to 22,439 homes, but the number of housing sections was off a lesser 28% to 39,013 due to the continuing shift in sales mix toward multi-section homes. Multi-section homes represented 72% of factory sales versus 63% last year.

The weakness in Company housing sales was attributable to the factors mentioned in the quarter-to-quarter comparison of results.

Operating income, before intercompany profit adjustments, declined 72% from $47.4 million to $13.5 million, and operating margin fell from 6.0% to 2.3% of sales. About one-third of the profit decline resulted from non-recurring restructuring and impairment charges related to plant closings and downsizing initiatives. Excluding these non-recurring charges, which totaled $11.7 million in the first half, operating margin for the housing group was 4.4% in the current year. The non-recurring charges included $9.4 million for the writedown of plant facilities, $1.8 million for employee severance benefits and $500,000 of other costs. Gross profit margin for the housing group improved from 22.5% to 23.8% of sales, mainly as a result of lower raw material costs. More efficient material usage, improved product pricing and lower lumber costs all contributed to the higher gross margin. Housing group operating costs, excluding the aforementioned non-recurring charges, fell 15%, mainly as a result of lower product warranty and service costs, reduced selling expenses and lower employee compensation. Compensation costs reflect lower incentive compensation, which is tied to profitability, and staffing reductions resulting from downsizing efforts.

Recreational Vehicles:

Recreational vehicle revenues declined 32% to $669 million, primarily as a result of sharply lower motor home sales. Motor home revenues fell 44% to $344 million on a 48% decrease in unit volume. This mainly reflects softening retail demand and high dealer inventories. Sales were also weaker for towable RV products. Travel trailer revenues declined 11% to $266 million and folding trailer sales fell 10% to $59 million. First half unit shipments for travel trailers and folding trailers were 19,234 and 10,075, representing decreases of 10% and 13%, respectively.

The RV group incurred a first-half operating loss of $13.4 million, mainly as a result of lower sales, particularly for motor homes, along with inventory writedowns and higher than normal operating costs for the motor home division. Also, the RV group incurred non-recurring costs related to a plant closing and other downsizing initiatives which totaled $3.4 million. RV gross profit margin declined to 16.5% of sales from 18.9% a year ago, mainly due to lower motor home margins. The motor home division experienced higher raw material and direct labor costs, which reflects raw material inventory obsolescence and related writedowns, along with production inefficiencies at lower volume levels. Motor home selling costs increased significantly as a result of sales discounts and dealer incentives implemented to stimulate sales. General and administrative expenses were lower due to reduced incentive compensation, which is based on profitability. G&A cost reduction efforts were partially offset by the impact of employee severance payments related to downsizing efforts.

Supply Operations:

The Company's supply group contributed first half revenues of $17 million compared to $26 million in the prior year. Operating income fell 62% to $4.3 million mainly due to reduced sales volume, which was adversely affected by lower internal sales and declining external sales to the heavy truck building industry.

Retail Housing Operations:

The Company's retail housing division generated six-month revenues of $337 million compared to $320 million in last year's first half. Unit sales for the retail operation were up 1% to 7,747 homes. As a result of a change in accounting for retail credit sales, the Company incurred a one-time cumulative charge against earnings of $11.2 million after taxes. The retail division incurred a first-half operating loss of $11.5 million, before interest expense on inventory financing, compared to an operating profit of $9.7 million last year. The earnings decline mainly resulted from the weak manufactured housing market, lower gross margins stemming from competitive market conditions and higher overhead costs related to the expansion of retail locations. Interest expense on inventory financing increased from $5.7 million to $6.4 million, reflecting the increase in inventories associated with new store openings and higher interest rates.

Business Outlook

The Company does not expect to operate profitably during the fiscal 2001 third quarter. Results for the quarter which will end on January 28, 2001 are expected to be adversely affected by continuing weakness in the manufactured housing market and the slowdown in recreational vehicle sales. For about 18 months, the manufactured housing industry has been affected by excess capacity, high retail inventories and a slowing of retail sales caused by restrictive financing conditions. Although industry manufacturing and retail capacity has been reduced, weak market conditions are expected to continue until the inventory imbalance is resolved. To a large degree, the length of the inventory adjustment period will depend on retail financing conditions. Within the RV sector, retail demand for motor homes began to soften late in fiscal year 2000 and dealers began to reduce their inventories, which were relatively high. This led to a slowdown in factory shipments, which has persisted throughout the first half of fiscal 2001. Retail and wholesale demand has also slowed for towable RV products, although not to the same degree as motor homes. The Company expects that lower RV volume levels experienced in the first half of fiscal 2001 will continue in the third quarter. The Company believes that the combination of reduced sales and margin pressure will have a noticeable adverse impact on RV group profitability in the third quarter.

Liquidity and Capital Resources

The Company has historically relied upon internally generated cash flows to satisfy working capital needs and to fund capital expenditures. In recent periods, however, the Company has used external funding sources to supplement internal cash flows due to greater working capital requirements. Cash provided by operating activities totaled $14.8 million in the first six months of fiscal 2001 compared to $33.8 million for the similar period last year.
The reduced cash flow from operations primarily reflects lower sales and profits, as well as a higher investment in recreational vehicle inventories, particularly motor home chassis, and the expansion of the retail housing business and the related inventory requirements. Cash and cash equivalents increased from $135.1 million as of April 30, 2000 to $177.0 million at the end of October 2000. The higher level of cash and cash equivalents largely resulted from $36.4 million of short-term borrowings on motor home chassis inventories.

Cash outlays in the current year included $12.4 million in dividends to shareholders and $20.6 million for capital expenditures. Dividends last year were $12.5 million and net capital expenditures totaled $26.6 million.

The Company is in the process of negotiating arrangements for additional outside financing to support expected future working capital needs and to replace some or all of the existing inventory floor plan debt. If negotiations are successfully completed, the Company believes that these credit facilities are likely to be in place sometime near the end of the third fiscal quarter.

In the opinion of management, the combination of existing cash resources, expected future cash flows from operations, expected additional outside financing and available lines of credit will be sufficient to satisfy the Company's foreseeable cash requirements.

New Accounting Pronouncement

During the second quarter of fiscal year 2001, Emerging Issues Task Force
(EITF) No. 00-10 "Accounting for Shipping and Handling Fees and Costs" was issued. EITF No. 00-10 governs the accounting treatment and classification of the Company's delivery revenues and certain of its delivery expenses and will be adopted by the Company in the fourth quarter of the current fiscal year. The adoption of this EITF will affect the classification of revenues from shipments to customers and certain expenses related to shipping and handling of the Company's product and will not affect the Company's net income (loss).

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risks related to fluctuations in interest rates on its marketable investments, investments underlying a Company-owned life insurance program (COLI) and variable rate debt, which consists of notes payable to an insurance company and the liability for flooring of manufactured housing retail inventories. With respect to the COLI program, the underlying investments are subject to both interest rate risk and equity market risk.
The Company does not currently use interest rate swaps, futures contracts or options on futures, or other types of derivative financial instruments.

The vast majority of the Company's marketable investments are in fixed rate securities with average original maturity dates of approximately two weeks, minimizing the effect of interest rate fluctuations on their fair value.

For fixed rate debt, changes in interest rates generally affect the fair market value, but not earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not influence fair market value, but do affect future earnings and cash flows. The Company does not have an obligation to prepay fixed rate debt prior to maturity, and as a result, interest rate risk and changes in fair market value should not have a significant impact on such debt until the Company would be required to refinance it. Based upon the amount of variable rate debt outstanding at the end of the second quarter, and holding the variable rate debt balance constant, each one percentage point increase in interest rates occurring on the first day of an annual period would result in an increase in interest expense of approximately $1.7 million.

The Company does not believe that future market interest rate risks related to its marketable investments or debt obligations will have a material impact on the Company or the results of its future operations.

                     PART II         OTHER  INFORMATION


Item 1.  Legal Proceedings

In the Legal Proceedings section of the Company's 10-K Annual Report for the fiscal year ended April 30, 2000 and the Company's 10-Q quarterly report for the first quarter of the current fiscal year, the Company reported concerning a purported class action complaint entitled Bristow et al v. Fleetwood Enterprises, Inc. et al. which alleged violations of the Federal Fair Labor Standards Act and similar state laws and requested compensation and punitive damages, litigation expenses and attorneys' fees. On August 14, 2000, another purported class action complaint was filed by Ms. Bristow along with a Jane Doe against the Company and an Idaho subsidiary in the U.S. District Court for the District of Idaho, alleging sexual harassment as the result of a sexually hostile environment at the Company's Nampa, Idaho manufacturing center, attempting to establish a national class action, and requesting compensatory and punitive damages, litigation expenses and attorneys' fees. Discovery has recently begun and no motion for class certification has been filed in the matter. The Company has filed an answer denying the factual basis for the claims and expects to assert a vigorous defense.

Item 4.  Submission of Matters to a Vote of Security Holders

At Fleetwood's Annual Meeting of Shareholders held on September 12, 2000, the following four directors were elected to three-year terms to Fleetwood's Board of Directors: Dr. James L. Doti, David S. Engelman, Glenn F. Kummer and Margaret S. Dano. The following directors continued in office after the meeting, but were not elected at the meeting: Paul D. Borghesani, Thomas B. Pitcher, Nelson W. Potter, Walter F. Beran, Loren K. Carroll, Dr. Douglas M. Lawson and John T. Montford.

The shareholder votes on the elections were as follows:

                                  For                Withheld Vote
                                  ---                -------------

    Dr. James L. Doti           26,711,406              526,699

    David S. Engelman           26,692,875              545,230

    Glenn F. Kummer             26,696,533              541,572

    Margaret S. Dano            26,684,412              553,693

In addition, the shareholders reapproved the Company's Senior Executive Incentive Compensation Plan which is applicable to the Chief Executive Officer and the President. This plan was previously approved by shareholders in 1994, but under Federal tax law must be reapproved every five years in order to maintain tax deductibility of performance awards under the plan. The shareholder vote on the proposal was as follows:

                   For:        23,661,091
                               ----------
               Against:         2,897,469
                                ---------
               Abstain:           679,545
                                ---------

The total number of shares of Fleetwood Common stock outstanding as of July 14, 2000, the record date for the Annual Meeting, was 32,733,472.


                               SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        FLEETWOOD ENTERPRISES, INC.



                                        _____________________
                                        Boyd R. Plowman
                                        Senior Vice President and
                                        Chief Financial Officer

November 30, 2000

FLEETWOOD ENTERPRISES, INC.
CONSOLIDATED FINANCIAL INFORMATION
FINANCIAL DATA SCHEDULE

[SROS]        NYSE
[SROS]        PSE