Form 10-Q
period 2001-01-28
FLEETWOOD ENTERPRISES INC/DE/
filed 2001-03-14
CIK 314132

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, DC   20549


                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

    X                OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 28, 2001


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

Class                                    Outstanding at January 28, 2001
_________________________                _____________________________
Common stock, $1 par value               32,739,885 shares




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

          Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. In the Company's opinion, the statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the periods ending January 28, 2001 and January 30, 2000 and the balances as of January 28, 2001 and April 30, 2000. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the board of directors and shareholders of Fleetwood Enterprises, Inc.:


            We have reviewed the accompanying condensed consolidated balance sheet of FLEETWOOD ENTERPRISES, INC. (a Delaware Corporation) and subsidiaries as of January 28, 2001, and the related condensed consolidated statements of income for the thirteen and thirty-nine week periods ended January 28, 2001 and the thirteen and forty-week periods ended January 30, 2000, the condensed consolidated statements of cash flows for the thirty-nine week period ended January 28, 2001 and the forty-week period ended January 30, 2000, and the condensed consolidated statement of changes in shareholders' equity for the thirty-nine week period ended January 28, 2001. These financial statements are the responsibility of the Company's management.

           We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to the financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

           Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

           We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Fleetwood Enterprises, Inc. and subsidiaries as of April 30, 2000 (not presented herein), and, in our report dated June 23, 2000, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of April 30, 2000, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


ARTHUR ANDERSEN LLP



Orange County, California
February 27, 2001


                 FLEETWOOD ENTERPRISES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (CONDENSED)
                (Amounts in thousands except per share data)
                          (UNAUDITED)

                            13 Weeks    13 Weeks    39 Weeks     40 Weeks
                             Ended        Ended       Ended       Ended
                            Jan. 28,     Jan. 30,    Jan. 28,     Jan. 30,
                              2001        2000        2001         2000
Net sales:
  Manufacturing             $441,128    $786,705   $1,702,826  $2,589,987
  Retail                     121,554     145,044      458,670     465,013
  Less intercompany          (52,483)    (79,484)    (199,012)   (235,918)
                             -------    --------    ---------   ---------
                             510,199     852,265    1,962,484   2,819,082

Cost of products sold        419,609     663,099    1,550,970   2,188,953
                            --------    --------    --------    ---------

  Gross profit                90,590     189,166      411,514     630,129

Operating expenses           146,726     156,449      468,290     492,714
Impairment of goodwill       163,231          --      163,231          --
Other non-recurring charges   10,851          --       28,253          --
                             -------     -------       ------     -------
                             320,808     156,449      659,774     492,714
                             -------     -------       -------    -------
  Operating income (loss)   (230,218)     32,717     (248,260)    137,415

Other income (expense):
  Investment income            2,276       2,525        6,526       9,102
  Interest on long-term debt  (1,421)     (1,321)      (4,236)     (3,100)
  Interest on inventory floor
    plan financing            (2,940)     (2,752)      (9,381)     (8,440)
  Distribution on preferred
    securities                (4,382)     (4,382)     (13,144)    (13,144)
  Interest on short-term
    borrowings                  (916)         --       (1,881)         --
  Other                        2,144         679          858       1,188
                               -----       -----        ------     ------
                              (5,239)     (5,251)     (21,258)    (14,394)
                               -----       -----        ------     ------

Income (loss) before
  income taxes              (235,457)     27,466     (269,518)    123,021
Benefit (provision) for
  income taxes                30,499     (11,564)      41,209     (50,967)
                            --------      ------       -------    -------
Income (loss) before
  cumulative effect of
  accounting change         (204,958)     15,902     (228,309)     72,054
Cumulative effect of accounting
  change, net of tax              --          --      (11,176)        --
                             -------      ------      --------    ------

Net income (loss)          $(204,958)   $ 15,902    $(239,485)   $ 72,054
                           =========    ========      ========   =======
Earnings (loss) per
  Common share:       Basic Diluted Basic Diluted Basic Diluted BasicDiluted
  Income (loss) before
    cumulative effect of
    accounting change $(6.26)$(6.26) $.49   $.48 $(6.97) $(6.97) $2.16 $2.04
Cumulative effect of
  accounting change,
  net of tax             --     --     --     --   (.34)   (.34)   --    --
                       ----- ------  ---     ---  -----  ------  ----   ---

Net income (loss) per
  Common share        $(6.26)$(6.26) $.49   $.48 $(7.31) $(7.31) $2.16 $2.04
                       =====  =====  ====   ====  =====   =====  ====   ====
Weighted average Common shares:
  Basic                      32,755       32,724         32,755       33,404
  Diluted                    32,755       38,653         32,755       39,355
                             ======       ======         ======       ======
Dividends declared per
  share of Common
  stock outstanding            $.04         $.19           $.42         $.57
                               ====         ====           ====         ====

See accompanying notes to financial statements.

                FLEETWOOD ENTERPRISES, INC AND SUBSIDIARIES
               CONSOLIDATED BALANCE SHEETS (CONDENSED)
                    (Amounts in thousands except share data)

                   ASSETS
                                        (Unaudited)
                                        January 28,           April 30,
                                           2001                 2000
Current assets:
  Cash                                   $ 38,477              $ 43,649
  Marketable investments                   50,320                82,129
  Receivables                             130,706               268,096
  Inventories                             324,076               343,274
  Deferred tax benefits - current          38,047                38,077
  Other current assets                     54,327                31,724
                                         --------              --------
     Total current assets                 635,953               806,949

Property, plant and equipment             303,235               312,067
Marketable investments maturing
  after one year                           14,026                 9,364
Deferred tax benefits                      67,718                47,981
Cash value of Company-owned
  life insurance                           65,440                65,610
Goodwill and intangible assets             90,933               254,974
Other assets                               44,439                39,748
                                         --------              ---------
                                       $1,221,744            $1,536,693
                                       ==========            ==========

           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                        $69,147              $133,519
  Employee compensation and benefits       58,501                79,304
  Federal and state income taxes               --                 1,752
  Retail flooring liability               110,701               113,271
  Motor home chassis inventory financing   26,851                    --
  Current portion of long-term debt        80,000                    --
  Other current liabilities               163,656               162,551
                                         --------              --------
     Total current liabilities            508,856               490,397
                                         --------               -------
Deferred compensation and
  retirement benefits                      66,920                67,750
                                          -------                ------
Insurance reserves                         25,803                26,241
                                          -------                ------
Long-term debt                                  -                80,000
                                          -------                ------

Company-obligated manditorily redeemable convertible
  preferred securities of Fleetwood Capital Trust holding
  solely 6% convertible subordinated debentures
  of the Company                          287,500               287,500
                                          -------                ------

Contingent liabilities

Shareholders' equity:
  Preferred stock, $1 par value, authorized
   10,000,000 shares, none outstanding        --                    --
  Common stock, $1 par value, authorized
   75,000,000 shares, outstanding 32,740,000
   at January 28, 2001 and 32,712,000 at
   April 30, 2000                          32,740                32,712
  Capital surplus                         194,338               193,497
  Retained earnings                       108,026               361,261
  Accumulated other comprehensive
   income (loss)                           (2,439)               (2,665)
                                          -------               --------
                                          332,665               584,805
                                         --------              --------
                                       $1,221,744            $1,536,693
                                       ==========            ==========

See accompanying notes to financial statements.

FLEETWOOD ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONDENSED)
(UNAUDITED)
(Amounts in thousands)

                                   39 Weeks Ended           40 Weeks Ended
                                   January 28, 2001       January 30, 2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                      $(239,485)             $72,054
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
  Depreciation expense                    21,963               21,377
  Amortization of goodwill and
    intangibles                            5,060                4,846
  Impairment of goodwill                 163,231                   --
  Other asset impairment charges          19,975                   --
  (Gains) losses on sales of property,
     plant and equipment                    (858)               1,188
  Changes in assets and liabilities:
   (Increase) decrease in receivables    137,829              (32,264)
   (Increase) decrease in inventories     38,916              (53,101)
   Increase in deferred tax benefits     (19,707)              (6,621)
   Decrease in cash value of Company-owned
    life insurance                           170                  159
   Increase in other assets              (28,577)              (5,157)
   Decrease in accounts payable          (71,742)              (4,779)
   Decrease in employee compensation
    and benefits                         (21,633)              (7,386)
   Decrease in Federal and state
    income taxes                          (1,752)              (2,927)
   Increase (decrease) in other
    liabilities                           (3,403)              32,476
                                         -------              -------
Net cash provided by (used in)
   operating activities                      (13)              19,865
                                         -------               ------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities:
  Held-to-maturity                    (3,033,789)          (3,251,253)
  Available-for-sale                     (15,094)             (25,956)
Proceeds from maturity of investment securities:
  Held-to-maturity                     3,042,562            3,403,400
  Available-for-sale                       3,045                1,978
Proceeds from sale of available-for-sale
  investment securities                   31,166               22,819
Acquisition of retail companies             (650)              (7,191)
Purchases of property, plant and
  equipment, net                         (26,546)             (42,455)
                                         -------               -------
Net cash provided by investing
  Activities                                 694              101,342
                                         -------              -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends to shareholders                (13,750)             (18,742)
Motor home chassis inventory financing    26,851                   --
Retail flooring                          (18,437)             (38,670)
Purchase of Common stock                      --              (67,668)
Increase in long-term debt                    --               25,000
                                         -------              -------
Net cash used in financing activities     (5,336)            (100,080)
                                          ------              -------
Foreign currency translation adjustment     (517)                 579
                                          ------              -------
Increase (decrease) in cash               (5,172)              21,706
Cash at beginning of period               43,649               25,602
                                          ------              -------
Cash at end of period                    $38,477              $47,308
                                         ========             =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:

  Cash paid during the period for -
  Interest                               $15,226              $11,232
  Income taxes                             8,064               56,219
                                         =======              =======
DETAILS OF ACQUISITIONS:
  Fair value of assets acquired          $28,826              $21,096
  Liabilities assumed                     28,176                6,194
                                         -------              -------
  Acquisitions price                         650               14,902
  Less cash acquired                          --                 (816)
  Less Common stock issued for acquisitions   --               (6,895)
                                         -------              -------
  Net cash paid for acquisitions            $650               $7,191
                                         =======              =======
NON-CASH FINANCING ACTIVITIES:
  Common stock issued for acquisitions        --               $6,895
  Common stock issued in settlement of
   acquisition-related liability            $869                   --
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


           FLEETWOOD ENTERPRISES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CHANGES
               IN SHAREHOLDERS' EQUITY (CONDENSED)
                       (UNAUDITED)
                  (Amounts in thousands)

                                                   Accumulated
                                                     Other
                                                     Compre-
               Common Stock                         hensive    Total
               Number            Capital  Retained  Income Shareholders'
              of Shares  Amount  Surplus  Earnings  (Loss)    Equity

Balance April 30,
  2000        32,712    $32,712  $193,497 $361,261 $(2,665)   $584,805

Comprehensive income (loss):

  Net income
   (loss)      --        --          --   (239,485)    --    (239,485)

  Other comprehensive income:

   Foreign currency translation,
    net of taxes of
     $331      --       --           --        --     (517)      (517)

   Investment securities,
    net of taxes
     of $475    --        --          --       --      743        743
                                                                ------
Comprehensive income (loss)                                   (239,259)
                                                                ------

Cash dividends declared on
  Common stock  --        --         --    (13,750)      --   (13,750)

Stock issued for
 acquisitions    28         28       841      --        --        869
               ----       ----     ------    -----    -----     ------
Balance January 28,
  2001       32,740    $32,740  $194,338  $108,026  $(2,439)  $332,665
             ======    =======  ========   ========  ======   ========

See accompanying notes to financial statements.




                            FLEETWOOD ENTERPRISES, INC. AND SUBSIDIARIES

                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JANUARY 28, 2001
                                     (Unaudited)


1)  Reference to Annual Report

    Reference is made to the Notes to Consolidated Financial Statements included in the Company's Form 10-K annual report for the year ended April 30, 2000.

2)  Industry Segment Information

    Information with respect to industry segments for the periods ending January 28, 2001 and January 30, 2000 is shown below (amounts in thousands):

                             13 Weeks    13 Weeks    39 Weeks    40 Weeks
                              Ended      Ended       Ended       Ended
                             Jan. 28,    Jan. 30,    Jan. 28,    Jan. 30,
                              2001        2000        2001        2000
    OPERATING REVENUES:

    Manufactured housing -
       Manufacturing        $182,637    $341,352     $757,951   $1,136,419
       Retail                121,554     145,044      458,670	 465,013
       Less intercompany     (52,483)    (79,484)    (199,012)	(235,918)
                            ---------   --------     --------    ----------

                             251,708     406,912    1,017,609    1,365,514


     Recreational vehicles   	251,306     434,124      920,542   1,415,823
     Supply operations         7,185      11,229       24,333	  37,745
                            ---------   --------     --------    ----------

                            $510,199    $852,265   $1,962,484   $2,819,082
                            ========    ========   ==========    ==========
    OPERATING INCOME (LOSS):

    Manufactured housing*     $7,767     $15,538      $20,763	 $56,920
    Housing retail**         (35,839)     (1,406)     (47,354)	   8,317
    Recreational vehicles    (29,718)     20,391      (43,138)	  80,419
    Supply operations            793       4,445        5,109	  15,814
    Corporate and other     (173,221)     (6,251)    (183,640)     (24,055)
                            ---------   --------     --------    ----------

                           $(230,218)    $32,717    $(248,260)    $137,415
                           =========     ========   ==========   ==========

    *  After deduction (addition) for intercompany profit in inventory as follows:
                                $(35)     $4,873         $449      $10,891
                                =====     =======        ====      =======

    **  Before deduction of interest expense on inventory floor plan financing as follows:
                               $2,940     $2,752        $9,381     $8,440
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

                                    13 Weeks Ended        13 Weeks Ended
                                    January 28, 2001      January 30, 2000
                                    ----------------      ----------------

                                           Weighted              Weighted
                                            Average               Average
                                   Income    Shares       Income   Shares
                                   ------  -------       ------  -------
    Basic earnings (loss)        $(204,958)  32,755       $15,902  32,724
    Effect of dilutive securities:
     Stock options                      --      --            --       28
     Preferred securities               -       -          2,784    5,901
                                 ---------  ------        ------   ------

     Diluted earnings (loss)     $(204,958)  32,755       $18,686  38,653
                                 =========   ======       =======  ======

                                    39 Weeks Ended       40 Weeks Ended
                                    January 28, 2001     January 30, 2000
                                    ----------------     ----------------

                                           Weighted              Weighted
                                            Average               Average
                                   Income    Shares       Income   Shares
                                   ------  -------       ------  -------

    Basic earnings (loss) before
      cumulative effect of
      accounting change          $(228,309)  32,755      $72,054  33,404
    Effect of dilutive securities:
      Stock options                     --       --           --      50
      Preferred securities              -        -         8,352   5,901
                                  --------   ------      -------  ------
    Diluted earnings (loss) before
      cumulative effect of
      accounting changes         $(228,309)  32,755      $80,406  39,355
                                 =========   ======      =======  ======

4)  Inventory Valuation

    Inventories are valued at the lower of cost (first-in, first-out) or market. Manufacturing cost includes materials, labor and manufacturing overhead. Retail finished goods are valued at cost less intercompany manufacturing profit. Inventories consist of the following:

                                      January 28, 2001   April 30, 2000
                                      ----------------   --------------
                                         (Amounts in thousands)

    Manufacturing inventory-
      Raw materials                         $113,237         $137,497
      Work in process                         23,845           28,040
      Finished goods                          13,960           21,349
                                             -------         --------
                                             151,042          186,886
                                             -------         --------

    Retail inventory-
      Finished goods                         210,789          186,848
      Less manufacturing profit              (37,755)         (30,460)
                                             -------         --------
                                             173,034          156,388
                                             -------         --------

                                            $324,076         $343,274
                                            ========         ========

5)  Short-Term Debt

    The Company has three notes payable outstanding totaling $80 million. Two of the notes, in the amounts of $30 million and $25 million, have floating interest rates and mature in November 2001 and June 2005, respectively. The interest rate is indexed to the three-month LIBOR rate plus a spread of .57% on the $30 million note and .55% on the $25 million note. The third note, in the amount of $25 million, has a fixed interest rate of 7.14 percent and a maturity date of November 2003. All notes are subject to certain financial covenants as defined in the note agreements. As of January 28, 2001, the Company is in violation of three of the covenants. The Company is engaging in discussions with the lender to obtain a waiver of those covenant violations or amendment of the loan agreement. Concurrently, the Company has entered into negotiations for alternative financing to replace the notes and some or all of the existing retail flooring liability. Due to the violation of the covenants, the long-term notes ($50 million) were also classified as current.

    On July 17, 2000, the Company borrowed $25 million at 7.8% under a note payable to a bank. On the first day of the third quarter, the note matured and was repaid. In addition, during the second quarter, the Company entered into a flooring arrangement secured by motor home chassis inventory. The arrangement provides for a maximum credit line of $40 million at interest rates tied to six-month U.S. Treasury Notes. Amounts borrowed mature approximately 180 days from the date of borrowing or upon the use of the related chassis. As of January 28, 2001, amounts outstanding under the line totaled $26.9 million at an average interest rate of 9.4%.

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

7)  Non-Recurring Charges

    The non-recurring expenses incurred in the first nine months of fiscal year 2001 include $163.2 million for the writedown of impaired goodwill, $20.0 million for the writedown of other impaired assets, $6.0 million for restructuring costs and $2.3 million for other non-recurring charges. The goodwill impairment, $10.6 million of the writedown of other impaired assets, and $.3 million of the restructuring occurred in the third quarter.

    Writedown of Goodwill

    Conditions in the manufactured housing market have been in a state of decline for the past two years, but have worsened in recent months. (See Management's Discussion and Analysis of Financial Condition and Results of Operations.) This prompted the Company to downsize retail housing operations and to take a $163.2 million third quarter charge to reduce the value of goodwill related to prior acquisitions of retail businesses. Net realizable values were determined in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and were based upon estimates of fair value such as discounting estimated future cash flows. The Company also reduced the amortization period for goodwill from 40 years to 15 years.

    Writedown of Impaired Assets

    The Company determined that the current net book value of five closed manufactured housing facilities, one retail housing administrative office and approximately 90 retail sales centers exceeded net realizable value as a result of the continuing weakness in the manufactured housing market stemming from excessive retail inventories and a slowing of retail sales. The writedown of assets related to retail housing operations resulted from the decision to close certain retail sales centers and to transfer the management responsibility of others to an unrelated third party (see Note
    9). Net realizable values were determined based upon estimated recoverability upon sale, where appropriate, or other estimates of
    fair value such as discounting estimated future cash flows.   In
    accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company recorded a pre-tax charge for asset impairment of $20.0 million to reduce the net book value of these facilities to estimated net realizable value or fair value.

    Restructuring

    During the nine months ended January 28, 2001, the Company recorded pre-tax restructuring charges of $6.0 million, of which $4.5 million related to the reduction of the workforce. The balance of the restructuring charges were for facility costs and inventory writedowns in connection with the shutdown of both housing and RV plants. All but $700,000 of these charges have been paid. These actions were taken in response to a downturn in the RV business and the tight manufactured housing market. The Company eliminated 255 management and administrative positions during the first nine months of fiscal year 2001 in the RV and housing groups as well as at Corporate. In addition, nearly 900 production assembly workers were terminated as a result of plant closings.

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

9)  Subsequent Events

    Subsequent to January 28, 2001, the Company entered into a limited operating agreement with a large independent retailer. Under the terms of the agreement, the retailer will assume responsibility for the operations and most of the new inventory at 67 of the Company's retail outlets. As the assumed inventory is liquidated, the Company will recognize the related revenue and gross profit. Also, there are plans to close or sell at least 22 other retail stores in the fourth quarter in addition to the 47 closed earlier in fiscal year 2001.

    Following the end of the third quarter, the Company announced plans to shut down three recreational vehicle manufacturing plants and three housing manufacturing plants. The recreational vehicle plants will continue to operate in the fourth quarter to satisfy customer orders and consume inventory. Approximately 962 hourly associates and 86 management and administrative positions will be eliminated as a result of these closures.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Preliminary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements which may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. Forward-looking statements regarding future events and the future performance of the Company involve risks and uncertainties that could cause actual results to differ materially. These risks and uncertainties include, without limitation, continued weakness in the manufactured housing and the recreational vehicle markets, the Company's ability to obtain a waiver or amendment of its agreement with the lender and on favorable terms, the availability of wholesale and retail financing in the future and changes in retail inventory levels in the manufactured housing and recreational vehicle
industries.   Additionally, other risks and uncertainties are described in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2000, and Quarterly Reports on Form 10-Q for the first two quarters of this fiscal year, as such reports have been filed with the Securities and Exchange Commission, under "Item 1-Business," including the section therein entitled "Competition and Business Risks," and "Item 7-Management's Discussion and Analysis of Results of Operations and Financial Condition," including the section therein entitled "Business Outlook."

The following is an analysis of changes in key items included in the consolidated statements of income for the 13-week and 39-week periods ended January 28, 2001, compared to the 13-week and 40-week periods ended January 30, 2000.

                                  13 Weeks Ended         39 Weeks Ended
                                  January 28, 2001       January 28, 2001

                                   (Unaudited)            (Unaudited)

                                  Increase     %         Increase       %
(Amounts in thousands)           (Decrease)  Change     (Decrease) Change

Sales                            $(342,066)   (40.1)%  $(856,598)  (30.4)%
Cost of products sold             (243,490)   (36.7)    (637,983)  (29.1)
                                 ---------     ----       -------   ----
  Gross profit                     (98,576)   (52.1)    (218,615)  (34.7)

Selling expenses                    (5,762)    (8.3)     (13,389)   (5.8)
General and administrative expenses (3,961)    (4.6)     (11,035)   (4.2)
Goodwill impairment                163,231        -      163,231       -
Non-recurring charges               10,851        -       28,253       -
                                  --------     ----     ---------    ---

Operating expenses                 164,359    105.1      167,060    33.9

  Operating income (loss)         (262,935)  (803.7)    (385,675) (280.7)

Other income (expense)                  12      (.2)      (6,864)   47.7

Income before taxes               (262,923)  (957.3)    (392,539) (319.1)

Provision for income taxes         (42,063)  (363.7)     (92,176) (180.9)

Income (loss) before cumulative effect
  of accounting changes           (220,860) (1388.9)    (300,363) (416.9)

Cumulative effect of accounting change,
  net of taxes                         -         -       (11,176)      -

Net income (loss)                $(220,860) (1388.9)%  $(311,539) (432.4)%
                                  ========   ======      ======    =====

Current Quarter Compared to Same Quarter Last Year

Consolidated Results:

The Company incurred a net loss in the third quarter of fiscal 2001 of $205.0 million or $6.26 per diluted share, primarily as a result of non-recurring charges related to goodwill impairment and downsizing initiatives within the retail housing business. The non-recurring charges amounted to approximately $5.07 per diluted share. The loss in the current period also reflects significantly reduced sales volume in both the manufactured housing and recreational vehicle businesses. The Company earned a net profit of $15.9 million or 48 cents per diluted share in last year's third quarter.

In the current quarter, the Company incurred a $163.2 million non-cash charge related to the revaluation of goodwill that originated with acquisitions of retail housing businesses in prior years. In addition, the Company recorded other non-recurring charges totaling $10.9 million, which were almost entirely related to the downsizing of retail housing operations.

Consolidated revenues fell 40% to $510 million compared to $852 million in last year's record third quarter. The revenue decline reflects continued market weakness in the demand for both recreational vehicles and manufactured housing.

Gross profit margin in the current quarter declined to 17.8% of sales from 22.2% a year ago, reflecting lower manufacturing and retail margins. Manufacturing gross margin fell to 17.7% of sales compared to last year's 20.5% margin. Lower recreational vehicle gross margins were only partially offset by improved margins from manufactured housing. Reduced retail housing margins reflect very competitive market conditions and declining industry sales, as well as a $9.8 million inventory writedown to net realizable value.

Operating expenses, excluding non-recurring charges, declined $10 million or 6% to $147 million. As a percentage of sales, however, these costs rose from 18.4% to 28.8% due to lower sales. Selling expenses declined 8% to $64 million, but rose as a percentage of sales from 8.2% to 12.5% on the lower sales volume. Most of the dollar reduction in selling costs resulted from reduced expenditures for sales promotion and advertising, lower sales compensation and lower product warranty and service costs. The bulk of these cost reductions occurred within the manufactured housing segment. These reductions can be attributed not only to volume, but enhanced cost controls in manufactured housing.

General and administrative expenses declined 5% to $83 million, but rose as a percentage of sales from 10.2% to 16.3%. The dollar reduction mainly reflects lower employee compensation and benefits, most of which was related to reduced levels of profit-based incentive compensation.

Non-operating expenses of $5.2 million were virtually unchanged from the prior year. Net gains totaling $2.1 million on the disposition of fixed assets offset the negative impact of higher interest expense and lower investment income. Investment income was down 10% from the prior year as a result of lower invested balances. Interest expense was higher than the prior year because of increases in short-term borrowings and higher interest rates.

Manufactured Housing:

Gross manufacturing revenues of $183 million were off 47% from the prior year, and included $53 million of intercompany sales to Company-owned retail home centers. Manufacturing unit volume declined 51% to 6,833 homes, but the number of sections was off a lesser 47% to 12,374 due to the continuing shift in sales mix toward multi-section homes. Multi-section homes represented 78% of factory sales versus 65% last year.

The lower housing volume reflects a weak manufactured housing market that has worsened over the past year. During the past two years, the industry has been adversely affected by excessive retail inventories and restrictive retail financing conditions. Lenders have imposed more stringent credit standards, higher down payment requirements for retail buyers and higher spreads between their cost of funds and retail financing rates. Additionally, several key lenders have reduced their financing budgets, which has limited the amount of funding available to the industry. These actions compounded with higher interest rates have eliminated many potential buyers of manufactured homes. The Company anticipates that industry wholesale shipments will continue to be weak until the current inventory imbalance is resolved, the timing of which depends largely on the availability and terms of retail financing.

Housing operating income, before the adjustment for intercompany manufacturing profit, declined 62% from $20.4 million to $7.7 million, and operating margin fell from 6.0% to 4.2% of sales. Most of the decline was volume-related. Gross profit margin for the housing group improved from 23.1% to 24.4% of sales as a result of lower raw material costs. More efficient material usage, improved product pricing and lower lumber costs all contributed to the higher gross margin percentage. Housing group operating costs fell 37%, mainly as a result of reductions in product warranty costs, other selling expenses and lower employee compensation and benefits.

Retail Housing Operations:

The retail housing division had third quarter revenues of $122 million, 16% below last year's similar period. Unit sales from Fleetwood retail stores fell 22% to 2,774 homes. The severity of the decline in Company sales was less than the market in general because the Company had more sales locations in operation than in the previous year. The Company had 237 retail stores in operation as of quarter end compared to 207 one year earlier. The retail division incurred an operating loss of $35.8 million for the current quarter compared to a nominal loss of $1.4 million a year ago. The current quarter loss includes asset impairment charges totaling $10.6 million related to downsizing initiatives. Earnings were also adversely affected by a $9.8 million inventory writedown, which increased cost of sales and reduced the gross profit margin. Excluding these unusual charges, the larger operating loss in the current year was due to the weaker market environment and lower gross margins stemming from extremely competitive market conditions. Interest expense on inventory financing increased from $2.8 million to $2.9 million due to higher interest rates.

Recreational Vehicles:

Recreational vehicle sales declined 42% to $251 million compared to $434 million for last year's record third quarter. Motor home revenues fell 46% to $148 million on a 50% drop in shipments to 1,751 units. In the towable RV categories, travel trailer sales declined 42% to $78 million and folding trailer sales eased 2% to just under $26 million. Third quarter unit shipments for travel trailers and folding trailers were 5,914 and 4,509, respectively, representing decreases of 37% and 7%.

The RV group incurred a $29.7 million operating loss in the third quarter, mainly as a result of the significant decline in sales and slimmer gross margins. Gross profit margin declined sharply to 12.6% of sales from 17.9% a year ago, largely due to lower motor home and travel trailer margins.
Both motor homes and travel trailers experienced higher raw material and direct labor costs, which reflect unfavorable product mix changes, higher wage and benefit costs and production inefficiencies at lower volume levels. RV operating costs were 7% higher than the prior year due to a 24% rise in selling expenses. The increase in selling costs primarily reflects higher product warranty and service costs. General and administrative expenses for the RV group were 12% below last year's third quarter, mainly due to staffing reductions and lower levels of profit-based management incentive compensation.

Supply Operations:

The Company's supply group contributed third quarter revenues of $7 million compared to $11 million a year ago. Operating income fell 82% to $793,000 from $4.4 million a year ago, primarily due to reduced sales volume, which was affected by significantly lower internal sales and a 50% decline in external sales to the heavy truck building industry.

Current Year-to-Date Compared To Same Period Last Year

Consolidated Results:

For the first nine months of fiscal 2001, the Company incurred a net loss of $239.5 million or $7.31 per diluted share. This compares with a profit of $72.1 million or $2.04 per diluted share for the similar period last year. The loss in the current period primarily resulted from non-recurring charges related to goodwill impairment and restructuring and downsizing initiatives. The loss also stems from significantly reduced sales volume in both manufactured housing and recreational vehicles caused by a weak market environment. A change in accounting for credit retail housing sales, which was adopted in the first quarter, also contributed to the loss. In terms of earnings per share, the non-recurring charges and the cumulative effect of the change in accounting amounted to approximately $5.40 and 34 cents, respectively.

Consolidated revenues for the nine-month period fell 30% to $1.96 billion compared to $2.82 billion for last year's similar period. Last year's period included 40 weeks compared to 39 weeks in the current year.

Gross profit margin fell to 21.0% of sales compared to 22.4% last year, mainly due to lower RV and retail housing margins. Overall manufacturing gross margin declined from 20.7% to 19.4% as an improved housing margin was more than offset by the decline in the RV sector. Retail margins were impacted by the third quarter inventory writedown described previously.

Operating expenses, excluding non-recurring charges, declined 5% to $468 million, down from $493 million in the prior year. As a percentage of sales, however, operating costs rose from 17.5% to 23.9% due to the lower sales volume. Selling expenses declined 6% to $217 million, but increased as a percentage of sales from 8.2% to 11.1%. Lower product warranty and service costs within the housing group led to the expense reduction.

General and administrative expenses fell 4% to $251 million, but increased as a percentage of sales from 9.3% to 12.8% on the lower sales. Reduced general and administrative costs in the manufacturing sector were partially offset by higher expenses for the retail housing business, which has expanded the number of retail locations during the past year. Most of the reduction in general and administrative costs stems from lower profit-based incentive compensation and reduced staffing levels.

Non-recurring charges included $163.2 million for the writedown of goodwill and $28.3 million of other charges. The latter category included $10.6 million for asset impairment charges related to downsizing of the Company's retail housing business. Also included was $9.4 million for the writedown of manufacturing facilities, as well as employee severance payments and other plant closing costs.

Non-operating expenses of $21.3 million were 48% higher than last year's $14.4 million, mainly due to higher interest expense and lower investment income. Interest expense was higher due to additional short-term and long-term borrowings and higher interest rates. Investment income was down 28% from the prior year as a result of reduced invested balances.

Manufactured Housing:

Gross manufacturing revenues in the first nine months were $758 million, down 33% from the prior year, and included $199 million of intercompany sales to Company-owned retail sales centers. Manufacturing unit volume declined 37% to 29,272 homes, but the number of housing sections was off a lesser 34% to 51,387 due to the continuing shift in sales mix toward multi-section homes. Multi-section homes represented 73% of factory sales versus 63% last year.

The weakness in Company housing sales was attributable to the factors described in the quarter-to-quarter comparison of results.

Operating income, before intercompany profit adjustments, declined 69% from $67.8 million to $21.2 million, and operating margin fell from 6.0% to 2.8% of sales. About $12 million or one-fourth of the profit decline resulted from non-recurring restructuring and impairment charges related to plant closings and downsizing initiatives. Excluding these non-recurring charges, operating margin for the housing group was 4.4% in the current year. The non-recurring charges included $9.4 million for the writedown of plant facilities, $1.9 million for employee severance benefits and $700,000 of other costs. Gross profit margin for the housing group improved from 21.7% to 23.9% of sales, mainly as a result of lower raw material costs. More efficient material usage, improved product pricing and lower lumber costs also contributed to the higher gross margin. Housing group operating costs, excluding the aforementioned non-recurring charges, fell 22%, mainly as a result of lower product warranty and service costs, reduced selling expenses and lower employee compensation. Compensation costs reflect lower profit-based incentive compensation and staffing reductions resulting from downsizing efforts.

Retail Housing Operations:

The Company's retail housing division generated nine-month revenues of $459 million compared to $465 million in last year's similar period. Unit sales for the retail operation were down 6% to 10,521 homes. As a result of a change in accounting for retail credit sales, the Company incurred a one-time cumulative charge against earnings of $11.2 million after taxes. The retail division incurred a nine-month operating loss of $47.3 million, before interest expense on inventory financing, compared to an operating profit of $8.3 million last year. The current period loss included non-recurring asset impairment charges totaling $10.6 million related to downsizing initiatives. The retail division also took a $9.8 million inventory writedown in the third quarter. Excluding these unusual items, the earnings decline mainly resulted from the weak manufactured housing market, lower gross margins and high selling expenses stemming from competitive market conditions, along with higher overhead costs related to the expansion of retail locations. Interest expense on inventory financing increased from $8.4 million to $9.4 million, reflecting the increase in inventories associated with new store openings and higher interest rates.

Recreational Vehicles:

Recreational vehicle revenues declined 35% to $921 million, primarily as a result of sharply lower motor home sales. Motor home revenues fell 45% to $492 million on a 49% decrease in unit volume. This mainly reflects softening retail demand and high dealer inventories. Sales were also weaker for towable RV products. Travel trailer revenues declined 21% to $344 million and folding trailer sales fell 8% to $85 million. Unit shipments for travel trailers and folding trailers were 25,148 and 14,584, respectively, representing decreases of 19% and 11%.

The RV group incurred a nine-month operating loss of $43.1 million, mainly as a result of lower sales volume. Other significant factors which influenced results included inefficiencies from lower operating rates, inventory writedowns and higher than normal operating costs for the motor home division. Also, the RV group incurred non-recurring costs related to a plant closing and other downsizing initiatives which totaled $3.4 million. RV gross profit margin declined to 15.5% of sales from 18.6% a year ago due to lower motor home and travel trailer margins. The motor home division experienced higher raw material and direct labor costs, which reflect raw material inventory obsolescence and related writedowns, along with production inefficiencies at lower volume levels. Despite the decline in sales volume, RV operating costs were virtually unchanged from the prior year. Motor home and travel trailer selling costs increased significantly as a result of dealer incentives implemented to stimulate sales. General and administrative expenses were lower, mainly due to reduced incentive compensation, which is based on profitability. General and administrative cost reduction efforts were partially offset by the impact of employee severance payments related to downsizing efforts.

Supply Operations:

The Company's supply group contributed nine-month revenues of $24 million compared to $38 million in the prior year. Operating income fell 68% to $5.1 million mainly due to reduced sales volume, which was adversely affected by lower internal sales and declining external sales to the heavy truck building industry.

Business Outlook

The Company does not expect to operate profitably during the final quarter of fiscal 2001. Results for the quarter which will end on April 29, 2001 are expected to be adversely affected by continuing weakness in the manufactured housing market and the slowdown in recreational vehicle sales. The Company will also incur further charges in the fourth quarter for restructuring and downsizing initiatives. For about two years, the manufactured housing industry has been adversely affected by excess capacity, high retail inventories and a slowing of retail sales caused by restrictive financing conditions. Although industry manufacturing and retail capacity has been reduced, weak market conditions are expected to continue until the inventory imbalance is resolved. To a large degree, the length of the inventory adjustment period will depend on retail financing conditions. Within the RV sector, retail demand for motor homes began to soften late in fiscal year 2000 and dealers began to reduce their relatively high inventories. A softening of demand for towable RV products, although not as severe as motor homes, also emerged in the first quarter of fiscal 2001. These factors led to a slowdown in factory shipments, which has persisted throughout the first nine months of fiscal 2001. The Company expects that lower RV volume levels experienced in the first nine months of fiscal 2001 will continue in the fourth quarter. The Company believes that the combination of reduced sales and margin pressure will have a noticeable adverse impact on RV group profitability in the final quarter of the year.

Liquidity and Capital Resources

The Company has historically relied upon internally generated cash flows to satisfy working capital needs and to fund capital expenditures. In recent periods, however, the Company has used external funding sources to supplement internal cash flows due to greater working capital requirements. Cash used in operating activities totaled $13,000 in the first nine months of fiscal 2001, compared to $19.9 million provided by operating activities in the similar period last year. Cash and cash equivalents declined from $135.1 million as of April 30, 2000 to $102.8 million at the end of January 2001. The reduced level of cash and cash equivalents in the current year largely resulted from unprofitable operations.

Cash outlays in the current year included $13.8 million in dividends to shareholders and $26.5 million for capital expenditures. Dividends last year were $18.7 million and net capital expenditures totaled $42.4 million.

The Company is in the process of negotiating arrangements for additional outside financing to support expected future working capital needs, to replace the $80 million in notes payable and some or all of the existing inventory flooring liability. If negotiations are successfully completed, the Company believes that these credit facilities are likely to be in place sometime near the end of the fiscal year.

In the opinion of management, the combination of existing cash resources, expected future cash flows from operations, expected additional outside financing and available lines of credit will be sufficient to satisfy the Company's foreseeable cash requirements for the next 12 months.

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

For fixed rate debt, changes in interest rates generally affect the fair market value, but not earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not influence fair market value, but do affect future earnings and cash flows. Interest rate risk and changes in fair market value should not have a significant impact on such debt until the Company would be required to refinance it. If the Company were to refinance its long-term debt, the amount of prepayment would be influenced by market interest rates. Based upon the amount of variable rate debt outstanding at the end of the third quarter, and holding the variable rate debt balance constant, each one percentage point increase in interest rates occurring on the first day of an annual period would result in an increase in interest expense of approximately $1.7 million.

The Company does not believe that future market interest rate risks related to its marketable investments or debt obligations will have a material impact on the Company or the results of its future operations.


PART II         OTHER INFORMATION


Item 1.  Legal Proceedings

In the Legal Proceedings section of the Company's 10-K Annual Report for the fiscal year ended April 30, 2000, and the Company's 10-Q Quarterly Reports for the first and second quarters of the current fiscal year, the Company reported a purported class action complaint entitled Bristow, et al. v. Fleetwood Enterprises, Inc., which alleged violations of the federal Fair Labor Standards Act, and similar state laws, and requested compensation and punitive damages, litigation expenses, and attorneys' fees. On February 20, 2001, Magistrate Judge Mikel H. Williams conditionally certified a class of plaintiffs comprised of certain Housing and RV Group production associates and supervisors. The Company is appealing and seeking reconsideration of certain aspects of the Judge's Order. The Company has denied the material allegations in the complaint and plans to assert a vigorous defense.

In the Legal Proceedings section of the Company's 10-Q Quarterly Report for the second quarter of the current fiscal year, the Company also reported that on August 14, 2000, another purported class action complaint was filed by Ms. Bristow along with a Jane Doe alleging sexual harassment. On January 19, 2001, an Amended Complaint, entitled Bogan, et al. v. Fleetwood Enterprises, Inc., was filed by seven plaintiffs, including Ms. Bristow, alleging gender discrimination and sexual harassment as a result of a sexually hostile environment at six manufacturing centers. The plaintiffs are attempting to establish a national class action and are requesting compensatory and punitive damages, litigation expenses, and attorneys' fees. No motion for class certification has been filed in the matter. The Company will file an answer to the Amended Complaint denying the factual basis for the claims and plans to assert a vigorous defense.

The Company is also subject to other claims and litigation from time to time in the ordinary course of business, certain of which are covered in whole or in part by insurance. Although the amount of any liability for such claims and litigation over and above the Company's insurance coverage cannot presently be determined, in the opinion of management, such liability is not expected to have a material adverse effect on the Company's financial condition or results of operations.

Item 3.  Defaults Upon Senior Securities

The Company has outstanding three notes payable totaling $80 million to The Prudential Insurance Company of America. As previously announced by the Company in its earnings release issued on March 1, 2001, the Company is in violation of certain financial covenants under the agreements which govern the notes. The Company is current as to all interest and principal payments due under the Prudential notes, but the terms of the agreement provide that the defaults allow Prudential to accelerate the notes or exercise other remedies. An uncured default under the Prudential agreement may result in default under other debt agreements, including approximately $100 million of secured inventory floor plan debt. The Company is engaging in discussions with Prudential to obtain a waiver of those covenant violations or amendment of the loan agreement and is also in negotiations for alternative financing to replace the Prudential notes and some of all of the existing inventory floor plan debt. No assurance can be given, however, that the Company will reach an agreement on satisfactory terms with Prudential.

Item 5.  Other Information

Minimum Advance Notice of Shareholder Proposals. Any shareholder who wishes to present a proposal to the Company's 2001 annual meeting of shareholders must either: (i) submit this proposal in accordance with Rule 14a-8 under the Securities Exchange Act of 1934 to Fleetwood Enterprises, Inc., 3125 Myers Street, Riverside, CA 92503-5527, Attention: Secretary, not later than March 20, 2001 (120 days prior to the date of mailing of last year's proxy statement), in which case the proposal will be included, if appropriate, in the Company's proxy statement and form of proxy relating to its 2001 annual meeting; or (ii) give notice of such proposal to the Company in the manner prescribed in the Company's bylaws, which notice must be delivered to, or mailed and received by, the Company at the foregoing address not less than 60 nor more than 90 days prior to the meeting, in which case the proposal will not be included in the Company's proxy statement and form of proxy relating to its 2001 annual meeting.


	SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


	FLEETWOOD ENTERPRISES, INC.



	_____________________
	Boyd R. Plowman
	Senior Vice President and
	Chief Financial Officer

March 14, 2001