Form 10-K405
period 2001-04-29
FLEETWOOD ENTERPRISES INC/DE/
filed 2001-07-30
CIK 314132

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One) /x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended April 29, 2001
OR
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to ____________

Commission file number 1-7699

FLEETWOOD ENTERPRISES, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Delaware	95-1948322
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
3125 Myers Street, Riverside, California	92503-5527
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code: (909) 351-3500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, $1 par value	New York Stock Exchange, Inc. Pacific Exchange, Inc.
Preferred share purchase rights	New York Stock Exchange, Inc. Pacific Exchange, Inc.

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation 8-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. /x/

    Aggregate market value of Common stock held by non-affiliates on July 26, 2001: $502,931,059 (32,657,861 shares at closing price on New York Stock Exchange of $15.40). For this purpose all shares held by officers and directors are considered to be held by affiliates, but neither the registrant nor such persons concede that they are affiliates of the registrant.

Common stock outstanding on July 26, 2001: 32,759,196 shares

Documents incorporated by reference:

    Information required by Part III is incorporated by reference to portions of the registrant's Proxy Statement with respect to its 2001 Annual Meeting, which will be filed no later than 120 days after the close of the registrant's fiscal year ended April 29, 2001.

FLEETWOOD ENTERPRISES, INC.

PART I

    Unless otherwise indicated, "we," "us," "our," "Fleetwood," the "Company" and similar terms refer to Fleetwood Enterprises, Inc. Throughout this report, we use the term "fiscal," as it applies to a year, to represent the fiscal year ending on the last Sunday in April.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

    Statements used in this report, including the sections entitled "Business Outlook" and "Risk Factors," that relate to future plans, events, financial results or performance are forward-looking statements as defined under the Private Securities Litigation Reform Act of 1995. These statements are based on the beliefs of the Company's management as well as assumptions made by it, and information currently available to it. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue," or the negative of these terms or other comparable terminology. These forward-looking statements are subject to certain risks and uncertainties, including the factors listed under "Risk Factors," as well as elsewhere in this report and in other SEC filings. These risk factors include, without limitation, continued weakness in the manufactured housing and the recreational vehicle markets, the availability of wholesale and retail financing in the future and changes in retail inventory levels in the manufactured housing and recreational vehicle industries. Although the Company's management believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements and actual results, events or performance may differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements that may arise from changing circumstances or unanticipated events.

Item 1. Business

General

    We are the nation's largest manufacturer of recreational vehicles, including motor homes, travel trailers, folding trailers and slide-in truck campers, and one of the nation's largest producers and retailers of manufactured housing. In fiscal year 2001, we sold 60,225 recreational vehicles. In calendar 2000, we had a 23 percent share of the overall recreational vehicle market, consisting of a 22 percent share of the motor home market, a 19 percent share of the travel trailer market and a 40 percent share of the folding trailer market, and in each of these categories we held the leading market share. For fiscal year 2001, we shipped 36,201 manufactured homes and were the second largest producer of HUD-Code homes in the United States in terms of units sold. In calendar 2000, we had a 3 percent share of the single-family housing market and an 18 percent share of the manufactured housing market.

    Fleetwood conducts manufacturing activities in 16 states within the U.S., and to a much lesser extent in Canada. In addition, we operate five supply companies that provide components for the manufactured housing and recreational vehicle operations, while also generating outside sales.

    We entered the manufactured housing retail business in fiscal 1999 through a combination of key acquisitions and internal development of new retail sales centers. At the end of fiscal 2001, we operated 188 retail sales locations in 25 states, and were one of the four largest retailers of manufactured homes in the U.S.

    Fleetwood's business began in 1950 through the formation of a California corporation. The present Company was incorporated in Delaware in September 1977, and succeeded by merger to all the assets and liabilities of the predecessor company. Our principal executive offices are located in Riverside, California.

    The following table sets forth revenues by business segment and the relative contribution of such revenues to total revenues for the past three fiscal years. Information with respect to operating profit (loss) and identifiable assets by industry segment is shown in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Form 10-K.

	Years ended April
	2001	%	2000	%	1999	%

	(Dollars in thousands)
Manufactured housing:
Manufacturing	$981,366	39%	$1,517,681	40%	$1,631,076	46%
Retail	552,904	22	591,895	16	332,309	9
Less intercompany	(242,589)	(10)	(312,093)	(8)	(186,861)	(5)

	1,291,681	51	1,797,483	48	1,776,524	50
Recreational vehicles:
Motor homes	637,833	25	1,193,609	32	1,058,593	30
Travel trailers	451,872	18	599,051	16	556,536	16
Folding trailers	117,085	5	128,944	3	119,887	3

	1,206,790	48	1,921,604	51	1,735,016	49

Supply operations	32,992	1	50,447	1	43,979	1

	$2,531,463	100%	$3,769,534	100%	$3,555,519	100%

Manufactured Housing

  Industry Overview

    A manufactured home is a single-family house constructed entirely in a factory environment rather than at the home site, and is constructed in accordance with HUD construction and safety standards. There are two basic categories of manufactured housing: single-section and multi-section. The manufactured housing industry has grown significantly since 1991. According to the Manufactured Housing Institute, domestic shipments increased from 170,713 homes in calendar 1991 to 372,843 homes in calendar 1998, before declining to 250,550 in calendar 2000. Total retail sales increased from approximately $4.7 billion in calendar 1991 to more than $12.0 billion in calendar 2000. In addition, the manufactured housing industry's share of new single-family housing increased significantly, from about 17 percent in calendar 1991 to 24 percent in calendar 1998, before declining to 17 percent in calendar 2000. We believe that the growth in the last decade resulted from increasing consumer acceptance of and preference for manufactured housing, which was driven by the following:

  •
  improved product quality and design, and enhanced features;
  •
  the significant disparity in the average price per square foot between site-built housing and manufactured housing;
  •
  favorable demographic and regional economic trends;
  •
  improving business practices in the manufactured home retail industry; and
  •
  increased attractiveness of financing terms available to manufactured housing retailers and consumers.

    As acceptance of manufactured housing has increased among higher income buyers, demand has shifted toward larger, multi-section homes, which accounted for 64 percent of industry shipments in calendar 2000, up from 47 percent in calendar 1991. The overall industry decline in the past two calendar years reflects excessive retail inventories and constricted availability of retail financing.

    Approximately 68 percent of the manufactured homes produced in the United States are placed on individually owned lots. The balance are located on leased sites in manufactured housing communities. Most manufactured housing is sold in rural regions and towns outside of major urban areas.

    Today's manufactured homes offer customers similar quality to many site-built homes at a more affordable price. Manufactured homes are constructed in a factory environment utilizing assembly line techniques, which allows for volume purchases of materials and components and more efficient use of labor. The quality of manufactured homes has increased significantly over the past 20 years, as manufactured home producers offer most of the amenities of site-built housing and generally build homes with the same materials as site-built homes. Many features associated with new site-built homes are included in manufactured homes, such as central heating, name brand appliances, carpeting, cabinets, walk-in closets, vaulted ceilings, wall coverings and porches. In addition, optional features include such amenities as fireplaces, wet bars, spa tubs and garages, as well as retailer-installed options such as central air conditioning and furniture packages.

    The manufactured housing industry is cyclical, and is affected by general economic conditions and consumer confidence. It has also, however, been adversely affected for the past two years by excess capacity, high retail inventories and a slowing of retail sales. This has largely been caused by restrictive financing conditions. High inventories have also been caused by the rapid overexpansion of the retail distribution network and retailers' inflated expectations of future business. With respect to financing conditions, interest rates are generally higher and the terms of loans shorter than for site-built homes. In addition, some lenders have abandoned the business of extending loans to finance the purchase of manufactured homes. Thus, financing for manufactured homes has become more expensive and more difficult to obtain than financing for site-built homes. Similarly, a large number of defaults in loans that were previously made by retail lenders to less-qualified applicants has resulted in an excessive number of repossessions, and manufacturers must compete with resellers of these repossessed homes. Further, relatively higher interest rates in the first quarter of 2001 contributed to a decrease in consumer demand for new manufactured housing. Industry manufacturing and retail capacity have been reduced in response to this inventory imbalance, but we expect weak market conditions will continue until the retail imbalance is resolved, and this will depend to a large degree on the continued availability of retail financing, as well as on a reduction in the number of retail dealers.

  Our Manufactured Housing Business

    We are the second largest producer of HUD-Code manufactured housing in the United States in terms of units sold, and distribute our products through a network of approximately 1,300 retailers in 48 states. At the end of fiscal 2001, we operated 188 retail locations under the name Fleetwood Retail Corp., with the balance of approximately 1,100 locations owned and operated by independent retailers. In calendar 2000, approximately 88 percent of our manufactured homes were shipped to retailers in the 20 states with the highest retail sales, including Texas, North Carolina, Georgia, Florida and Tennessee. Our share of the manufactured housing market, based upon shipments to retailers, was 18 percent in calendar 2000 and we are a leading producer of both single-section and multi-section manufactured homes.

    We held a 17 percent share of the single-section manufactured housing market in calendar 2000, as measured by shipments to retailers. Our single-section homes range in size from 550 square feet to 1,290 square feet. Our average single-section home retailed for approximately $23,000 (excluding land costs) and single-section homes represented approximately 26 percent of our manufactured housing unit shipments in fiscal 2001. Our single-section homes are designed for the affordable housing market, which includes first-time, retiree and value-oriented buyers.

    We held an 18 percent share of the multi-section manufactured housing market in calendar 2000, as measured by shipments to retailers. Our multi-section homes range in size from 930 square feet to 2,340 square feet. Our multi-section homes sold for an average retail price of approximately $41,000 (excluding land costs) for fiscal 2001, and represented approximately 74 percent of our manufactured housing unit shipments.

Manufactured Housing—Retail

  Industry Overview

    With the exception of several vertically integrated entities, most companies in the manufactured housing industry, including Fleetwood, traditionally marketed their homes through independent retailers. In recent years, however, certain manufactured housing producers began to acquire retailers. These acquisitions occurred for a variety of reasons, including manufacturers' desire to control retail distribution and upgrade marketing and merchandising efforts, including brand name development. Additionally, some financial consolidators and residential developers have entered the manufactured housing industry by acquiring retailers. For instance, in the first half of calendar 1998, certain of our competing manufacturers acquired several of our important retailers, which collectively accounted for approximately $277 million in purchases from us. These developments created a risk that independent distribution channels for our homes would not be as readily available as they had been in the past.

    One factor leading to the imbalance between retail inventories and consumer demand in the manufactured housing industry is the large number of retail dealers, each of which must maintain adequate inventory at its dealer location to appeal to potential customers. A further reduction in the number of financially weaker dealers likely would be a factor in resolving this retail imbalance.

  Our Manufactured Housing—Retail Business

    In order to protect our distribution channels and to take advantage of business opportunities in the manufactured housing retail industry, we acquired HomeUSA, Inc., the nation's largest independent retailer of manufactured homes. In addition, we completed several other acquisitions of independent retailers during fiscal 1999 and fiscal 2000. We also expanded our Company-owned retail network through the development of new "greenfield" locations. The combination of these two strategies carried us to a high of 244 stores in October 2000. Since then, as the retail market for manufactured housing has continued to slow down and losses in our retail operation have risen, we have implemented a downsizing strategy to better match our retail capacity to market demand. By assigning retail store operations of certain locations to a third party and closing and selling other locations, we have directly reduced the number of stores that we operate to 188 at the end of fiscal 2001. We expect that these downsizing actions will extend into fiscal 2002 until we achieve a target level of about 150 stores.

Recreational Vehicles

  Industry Overview

    Recreational vehicles include motor homes, travel trailers, folding trailers and slide-in truck campers. Recreational vehicles are either driven or towed and are primarily used for vacations, camping trips and other leisure activities.

    A motor home is a self-propelled mobile unit used primarily as a temporary dwelling during vacation and camping trips. It consists of a truck or bus chassis with a living unit built onto it. The living area and (on Class A models) driver's compartment are designed and produced by the recreational vehicle manufacturer. Motor homes are classified by the Recreational Vehicle Industry Association (RVIA) into three categories: Class A, Class B and Class C. Conventional, or Class A, motor homes are constructed directly on medium-duty truck chassis that include the engine and drive train components. They are fully self-contained, typically include a driver area and kitchen, bathroom, dining and sleeping accommodations for four to eight people, and have such optional features as air conditioning, an auxiliary power generator and home electronics such as a stereo, television and VCR. Class B models are panel-type trucks to which sleeping, kitchen and toilet facilities are added. These models also have a top extension added to them for more headroom. Compact, or Class C, models are mini motor homes, built on a cut-away van-type chassis, onto which the manufacturer constructs a living area with access to the driver's compartment. Class C models have basically the same features and options as Class A products.

    RVIA reported factory shipments of 41,000 Class A motor homes and 16,500 Class C motor homes for calendar 2000. These figures compare with shipments of 23,500 Class A motor homes and 15,200 Class C motor homes reported by RVIA for calendar 1991. There are numerous competitors and potential competitors in this industry. The five largest manufacturers, including Fleetwood, represented approximately 69 percent of the combined Class A and Class C motor home markets for calendar 2000. Our sales represented approximately 22 percent of the combined Class A and Class C markets for calendar 2000.

    There are two major classes of towable recreational vehicles: travel trailers and folding trailers. Travel trailers are designed to be towed by pickup trucks, vans or other tow vehicles, and are similar to motor homes in use and features. Typically, travel trailers include sleeping, eating and bathroom facilities and are self-contained units with their own lighting, heating, refrigeration, fresh water storage tanks and sewage holding tanks so that they can be used for short periods without being attached to utilities. RVIA identifies travel trailers as being either conventional or fifth-wheel trailers. For calendar 2000, RVIA reported factory shipments of 114,500 conventional trailers and 62,300 fifth-wheel trailers, compared with shipments of 49,300 and 28,300, respectively, for calendar 1991. The five largest manufacturers in calendar 2000, including us, represented approximately 59 percent of the total travel trailer market.

    The other major class of towable recreational vehicles, folding trailers, are smaller and lighter than their travel trailer counterparts and are consequently less expensive and easier to tow. Folding trailers typically include sleeping and eating facilities, fresh water storage and either a built-in icebox or a refrigerator. RVIA reported shipments of 51,300 folding trailers in calendar 2000, which was significantly higher than the 33,900 shipments in calendar 1991. Of all of the markets for recreational vehicles, the folding trailer market is the most concentrated, with the five largest manufacturers, including us, holding almost 84 percent of the market in calendar 2000.

    Slide-in truck campers represent another class of towable recreational vehicles, but have a less significant presence in the towable sector. Slide-in truck campers are similar to travel trailers in terms of use and features, but are designed to fit in the bed of a pickup truck. For calendar 2000, RVIA reported factory shipments of 11,100 slide-in truck campers, compared to shipments of 9,600 for calendar 1991.

    Sales of recreational vehicles tend to be a leading economic indicator, and sales started to decline when the stock market began to show signs of weakness late in fiscal 2000. Dealers began to reduce inventories of motor homes at that time. Demand for towable recreational vehicles also began to soften in early fiscal 2001. Recreational vehicles typically are a discretionary purchase for consumers, and sales are therefore affected principally by general economic conditions and consumer confidence, and to a lesser extent by fuel availability and prices. Retail financing conditions have historically been a less significant factor affecting the recreational vehicle industry than the manufactured housing industry. The finance industry has continued to participate in the recreational vehicle market at substantially the same levels as in the past. In addition, purchasers of recreational vehicles generally present a more affluent profile than purchasers of manufactured homes, such that purchasers of recreational vehicles are more likely to obtain satisfactory financing and are less likely to default on their loans than are purchasers of manufactured homes.

  Our Recreational Vehicle Business

    We have been the leading producer of recreational vehicles in the United States since 1973 and distribute our products through a network of approximately 1,140 independent retailers in 49 states and Canada. In calendar 2000, approximately 80 percent of our recreational vehicles were shipped to retailers in the 25 states with the highest retail sales, including California, Texas, Michigan, Florida and Ohio. In the

same period, we were the market share leader in terms of units sold in all but one of the top 25 recreational vehicle states. Our unit sales for Class A motor homes and Class C motor homes combined were 11,100, 16,000 and 14,400, which represented a market share of 19 percent, 24 percent and 24 percent for the calendar years 2000, 1999 and 1998, respectively.

    We manufacture motor homes under the brand names Flair, Storm, Terra, Fiesta, Bounder, Pace Arrow, Southwind, Pace Arrow Vision, Expedition, Bounder Diesel, Discovery, American Tradition, American Dream, American Eagle, American Heritage, Tioga and Jamboree. Our Class A motor homes are available in a variety of models ranging in length from 25 to 45 feet and retail for an average price of approximately $118,000. Class C units are available in various models ranging in length from 19 to 31 feet and retail for an average price of approximately $54,000. For calendar 2000, four of the industry's 10 top-selling Class A motor homes were manufactured by Fleetwood, as well as two of the top five Class C motor homes.

    We manufacture a variety of travel trailers under the Prowler, Terry, Wilderness, Mallard, Pioneer and Avion brand names. Most of our travel trailers are 8 feet wide, vary in length from 18 to 39 feet (including trailer hitch) and retail for an average price of approximately $17,500. For calendar 2000, three of the industry's five top-selling travel trailers were manufactured by us.

    We are the largest manufacturer of folding trailers under the industry-leading trademarks, Coleman® and Coleman Parallelogram with Lantern Logo®. Our folding trailers range in length from 17 to 26 feet when deployed and retail for an average price of approximately $7,350.

    We also produce slide-in truck campers at one of our travel trailer factories under the brand names Caribou, Elkhorn and Angler. Most of our slide-in truck campers vary in length from 8 to 11 feet and retail for an average price of approximately $13,000.

Supply Operations and Other Businesses

    Fleetwood's supply manufacturing operations include two fiberglass companies, a drapery operation and a lumber milling operation. These businesses provide a reliable source of quality components for Fleetwood's principal manufacturing businesses, while also generating outside sales. In the fiscal year ended April 2001, approximately 45 percent of the product volume of these manufacturing operations was used by Fleetwood internally, and the remaining 55 percent was sold to third parties. The supply operations also include a lumber brokerage and a component import distribution business, each of which provided Fleetwood's manufactured housing and recreational vehicle businesses with reliable sources of quality raw materials and components.

Competition in Our Business

    The manufactured housing industry is highly competitive. For calendar 2000, there were approximately 70 manufacturers, with the 10 largest companies accounting for 79 percent of the market, including our sales, which represented 18 percent of the market. Manufactured homes compete with new and existing site-built homes, apartments, townhomes and condominiums. Competition exists at both the manufacturing and retail levels and is based primarily on price, product features, reputation for service and quality, sales promotions, merchandising, and terms and availability of dealer and retail customer financing. Recent growth in the manufactured housing market in the southern United States has increased competition at both the manufacturing and retail levels and has resulted in both regional and national competitors increasing their presence in the region.

    The recreational vehicle market is also highly competitive and we have numerous competitors and potential competitors in this industry. The five largest manufacturers represented approximately 59 percent of the market in calendar 2000, including our sales, which represented 23 percent of the market.

Competitive Advantages

    We believe that we have certain competitive advantages as described below.

  Commitment to Quality and Customer Satisfaction

    Our quality improvement process focuses on increasing customer satisfaction by improving the quality and design of Fleetwood products and enhancing the customer's shopping experience. In this regard, we have developed a number of ongoing processes, including:

  •
  designing our products with materials that frequently exceed government requirements and industry standards;

  •
  training both our employees and our retailers' employees in customer satisfaction techniques and quality improvement procedures;

  •
  providing additional services, such as comprehensive training of our retailers' employees and contractors regarding proper installation techniques for manufactured homes;

  •
  offering some of the most extensive warranties in the manufactured housing and recreational vehicle industries; and

  •
  responding quickly and effectively to customer inquiries and concerns.

    We use independent consumer surveys to determine whether retail customers are satisfied with the quality of our products and the level of service provided by the retailer and us. An independent consumer research firm conducts telephone surveys and communicates customer responses to our manufacturing entities and retailers to reinforce quality performance and minimize customer problems. Each year, specific customer satisfaction goals are established for our manufacturing operations and independent retailers. Retailers who meet these performance standards are recognized with our Circle of Excellence Award, and our manufacturing centers are similarly honored for meeting targeted levels of customer satisfaction. We believe that these efforts have resulted in increased awareness by our employees and retailers of the importance of product quality and service, which in turn has significantly improved our customer satisfaction ratings.

  Focus on Engineering and Innovative Product Development

    We conduct our product development activities on a national basis for recreational vehicles and on a regional basis, in order to reflect regional preferences and trends, for manufactured housing. As a result of our approach to product development in our manufactured housing business, for instance, we have introduced multi-story housing in some urban communities in select regions. During fiscal 2001, our recreational vehicle group invested significant time and resources into the redesign and reengineering of our product development function. With the assistance of an outside consulting firm, specializing in the Product Development Process (PDP) that is patterned largely after methodologies employed by Japanese automobile manufacturers, we undertook a comprehensive review of our approach to the development of new products. Upon completion of the review, the consulting firm issued a broad set of recommendations calling for comprehensive changes to our approach. In an effort to ensure successful implementation of the recommendations, we recruited and employed the seasoned consultant that headed up the outside team, leveraging his significant automotive experience. We have appointed this individual to the position of vice president of recreational vehicle product development, with overall responsibility for both travel trailer and motor home product development functions.

    Our new system, which is currently being phased in, is designed to facilitate a faster response to market changes. Under this system, product development projects will be carefully evaluated throughout the process from a business perspective, and we are developing new products and product enhancements through an integrated approach that involves cross-functional teams including engineering, manufacturing and marketing personnel. We also integrate feedback received through our customer surveys into our product development process. As a result, we believe that we are able to proactively design and manufacture products that address both industry trends and specific customer requirements in an efficient, cost-effective and timely manner. The system is designed to enforce the disciplines required to deliver quality products. Amounts spent on engineering and product development totaled approximately $19.0 million for fiscal 2001, $22.0 million in fiscal 2000 and $19.2 million in fiscal 1999.

  Experienced Management Team

    We and our manufactured housing and recreational vehicle groups should benefit from the significant experience of our senior managers, many of whom have over 20 years of operating expertise with us. As previously noted, both of our core businesses are subject to significant cyclical swings, similar to the one we are currently experiencing. Current circumstances in our industries are not unlike those encountered in previous downturns in the 1979-80 and 1990-91 periods. Many of our managers have previously navigated through times such as these and possess valuable know-how and skills that are well suited to our current challenges.

Our Business Strategy

    Our goals are to enhance our position as a leading provider of affordable, high quality manufactured homes and recreational vehicles, to sustain long-term profitable growth, and to enhance shareholder value by generating returns in excess of our cost of capital. The key components of our business strategy are described below.

  Providing the Best Product and Value Proposition to Our Customer

    Our goal is to consistently offer the highest quality product at an attractive value that is not necessarily price driven. Recognizing the differences between the buyer populations of each of the segments, but not differences in expectations of high quality standards, we seek to achieve the value proposition by focusing on the individual needs and preferences of the buyer populations at different price points by product and at scale. We believe we are also effective at controlling cost factors despite high quality standards because of our critical mass at the production level in such areas as volume cost absorption, purchasing efficiencies, and a leverageable fixed infrastructure. Our focus on engineering and innovative product development translates into cutting-edge products that meet ever-changing consumer preferences at the business unit level for recreational vehicles and at the regional factory floor for manufactured housing.

  Upgrading and Expanding Our Retail Distribution Networks

    Since 1991, we have reduced the number of independent third-party retail distribution centers approved to sell our manufactured housing products from approximately 1,800 to about 1,300 at April 29, 2001. We believe that this action has allowed us to focus our efforts on larger retailers that share our approach to merchandising homes and customer satisfaction. Historically, we had not focused on exclusive retailer arrangements and most retailers sold competitive lines; however, in recent years, we have developed exclusive retailer arrangements. Currently, approximately 56 percent of our manufactured housing retailers are exclusive, up from approximately 30 percent five years ago. During fiscal 2000, our housing group introduced the Pinnacle Retailer Program, which is designed to encourage more exclusive retailer relationships. This program includes a number of attractive retailer incentives, including funding for signage and additional marketing support not available to non-exclusive retailers. We have increased our efforts to develop and implement "best practices" for our retailers through our sponsored training programs and manuals. Topics of recent training seminars have included professional selling techniques and proper home installation procedures. We actively seek to expand our manufactured housing retail network by adding retailers that meet our criteria.

    With respect to recreational vehicles, we are actively implementing "best practices" across our retail network and developing programs to increase the share of our products sold by independent retailers. This last initiative also includes increasing the number of exclusive recreational vehicle retailers.

  Promoting and Expanding Recognition of the "Fleetwood" Brand Name

    We seek to expand consumer awareness of the "Fleetwood" name in both our manufactured housing and recreational vehicle operations. Beginning in fiscal 1997, we began working with selected manufactured housing retailers to develop "Fleetwood Home Centers," which exclusively carry our products, have consistent signage identifying the location as a Fleetwood Home Center and meet our highest standards for home presentation and customer satisfaction. As of April 29, 2001, we had facilitated the opening of 162 Fleetwood Home Centers, 89 of which were owned by us. We have promoted the Fleetwood Homes "Quality for Life" theme through a major national advertising campaign, including television, radio, direct marketing, print, billboards and outdoor advertising.

    In the recreational vehicle group, we have leading brand names in each segment. However, we seek to promote each individual brand as a part of the Fleetwood family of recreational vehicles. As an example, we are sponsoring a NASCAR driver and team, Dale Jarrett and the Robert Yates Racing Team. As part of the sponsorship arrangement, we have our logo on Dale Jarrett's race car and equipment. We have also been involved in other NASCAR promotions and believe that the large NASCAR audience, estimated at 90 million, aligns with our targeted customer categories for recreational vehicles.

Sales and Distribution of Our Products

    Consistent with industry practice, we have historically marketed our products through many independent retailers, none of which individually accounted for a material part of our total sales. We expect this industry practice to continue with respect to recreational vehicles. However, the acquisition activity in recent years in the retail sector of the manufactured housing industry has prompted us to modify our manufactured housing sales and distribution strategies. We have responded to this industry trend by upgrading our manufactured home retail distribution network, developing alternatives to replace retailers purchased by competitors, and promoting and expanding recognition of the Fleetwood brand name through exclusive "Fleetwood Home Centers" and through our own retail strategies, including acquisitions and the opening of stores owned by us. Our entry into the manufactured housing retail business required that we maintain an inventory of finished homes for purposes of display and immediate sale to retail homebuyers. This is a distinct departure from our manufacturing policy of building homes to order and not maintaining factory inventories of completed homes. Largely as a result of the move into the retail business, inventories increased sharply during fiscal 2000, rising from $257 million in April 1999 to $343 million at April 2000. Reflecting weaker market conditions, inventories declined to $273 million at April 2001.

    As part of the sales process, we offer purchasers of our recreational vehicles comprehensive one-year warranties against defects in materials and workmanship, excluding only certain components separately warranted by a supplier. The warranty period for motor homes is one year or until the unit has been driven 15,000 miles, whichever occurs first, except for structural items, which are covered for three years. Our recreational vehicle group has recently installed an electronic dealer communications network that facilitates the processing of product warranty claims and parts ordering. With respect to manufactured homes, our warranty now covers a two-year period, and includes coverage for factory-installed appliances. Prior to March 1, 2000, our home warranty covered a one-year period, except for structural, plumbing, heating and electrical systems, which were covered for five years. Beginning in fiscal 2001, we have been offering an optional three-year extended warranty service contract under the name "Fleetguard" for our home buyers who wish to purchase it. Our annual expenses for product warranties and service were approximately $132 million for fiscal year 2001, $151 million for fiscal year 2000 and $138 million for fiscal year 1999. We believe that our warranty program is an investment that enhances our reputation for quality and reliability.

Financing of Our Products

    Sales of recreational vehicles and manufactured housing are generally made to retailers under commitments by financial institutions that have agreed to finance retailer purchases. Product financing for recreational vehicles is currently readily available from a variety of sources including commercial banks, savings and loan institutions, credit unions and consumer finance companies. With respect to manufactured housing, wholesale and retail financing have historically been provided by similar lending sources, although highly concentrated with a few very large institutions. Our experience at Company-owned stores is that Conseco Finance Servicing Corp., GreenPoint Financial Corp. and Associates First Capital Corporation provided approximately two-thirds of our retail financing and our management believes that this level of lender concentration is representative of the entire manufactured housing industry. Associates, which had been a very important lender for our retailers during the 1990s, announced in January 2000 that it was discontinuing its manufactured housing finance business. In addition, several other smaller lenders have exited the business during the past 18 months. Conseco, which acquired Green Tree Financial Corp. and is the largest manufactured housing lender, has recently been affected by adverse loan experience, higher funding costs and liquidity issues. Repossessions have increased in past months due to the fact that some lenders had made loans 18 to 36 months earlier to less qualified applicants, and a significant number of these borrowers had begun to default on their loans, resulting in a large number of repossessions of these homes. The result has been a reduction in Conseco's manufactured housing finance volume, along with less favorable financing terms for wholesale and retail borrowers. Manufactured housing lenders in general have recently experienced higher loan losses and a more difficult funding environment. Access to the asset-backed securities market as a source of funding similarly has been constricted and the cost of funds has risen sharply. Lenders have reacted by tightening credit standards for manufactured housing borrowers and by increasing interest rate spreads significantly. These unfavorable developments have created a very restrictive retail financing environment, which in turn has constrained sales activity at both the wholesale and retail levels.

    Until May 1996, we owned Fleetwood Credit Corp., which provided a substantial portion of the wholesale and retail financing for sales of our recreational vehicles. We sold Fleetwood Credit Corp. to Associates in May 1996. In connection with the sale, an agreement was signed to assure continuing cooperation between us and Associates and to facilitate wholesale and retail financing for our retailers and customers. Early in calendar 1999, Fleetwood Credit Corp. was sold by Associates to Bank of America. We agreed to an assignment of the operating agreement to the new owner. Under the agreement, we agreed not to promote any other finance company's recreational vehicle financing programs so long as Fleetwood Credit Corp. remains competitive, as defined in the agreement.

Regulatory Issues Applicable to Our Business and Products

    Our manufactured housing operations are subject to provisions of the Housing and Community Development Act of 1974, under which the U.S. Department of Housing and Urban Development establishes construction and safety standards for manufactured homes, and also may require manufactured housing producers to send notifications to customers of noncompliance with standards or to repair or replace manufactured homes that contain certain hazards or defects. Our recreational vehicle operations are subject to a variety of Federal, state and local regulations, including the National Traffic and Motor Vehicle Safety Act, under which the National Highway Traffic Safety Administration may require manufacturers to recall recreational vehicles that contain safety-related defects, and numerous state consumer protection laws and regulations relating to the operation of motor vehicles, including so-called "Lemon Laws." Amendments to any of these regulations and the implementation of new regulations could significantly increase the costs of manufacturing, purchasing, operating or selling our products and could have a material adverse effect on our results of operations.

    Our failure to comply with present or future regulations could result in fines, potential civil and criminal liability, suspension of sales or production, or cessation of operations. In addition, a major product recall could have a material adverse effect on our results of operations.

    Certain U.S. tax laws currently afford favorable tax treatment for the purchase and sale of recreational vehicles that are used as the equivalent of second homes. These laws and regulations have historically been amended frequently, and it is likely that further amendments and additional regulations will be applicable to us and our products in the future. Amendments to these laws and regulations and the implementation of new regulations could have a material adverse effect on our results of operations.

    Our operations are subject to a variety of Federal and state environmental regulations relating to noise pollution and the use, generation, storage, treatment, emission and disposal of hazardous materials and wastes. Although we believe that we are currently in material compliance with applicable environmental regulations, our failure to comply with present or future regulations could result in fines, potential civil and criminal liability, suspension of production or operations, alterations to the manufacturing process, or costly cleanup or capital expenditures.

Our Intellectual Property

    Fleetwood®, Fleetwood Homes® and the principal brand and series names we use in connection with our recreational vehicles and manufactured homes are registered trademarks of ours. We use the trademarks Coleman® and Coleman Parallelogram with Lantern Logo® in connection with our folding trailers, in accordance with a license from The Coleman Company, Inc., which extends through June 2005 with an option in our favor to renew through June 2010. We believe that our trademarks and trade names are significant to our business, and vigorously protect them against infringement. Aside from design patents on certain distinctive features of our most prominent motor home models, we have not typically obtained patent protection on our products. In addition to our trademarks and patents, we have developed numerous trade secrets in connection with the design, manufacture, sales and marketing of our products. We believe that these trade secrets are of great significance to our business success and take reasonable steps to prevent their disclosure to competitors.

Our Relationship with Our Employees

    As of April 29, 2001, we and our subsidiaries had approximately 14,000 employees. Most full-time employees are provided with paid annual vacations, group life insurance, medical and hospitalization benefits, a retirement plan and other fringe benefits. Approximately 550 of these employees hold management or supervisory positions.

    As of April 29, 2001, collective bargaining agreements were in effect at two of our manufacturing locations covering a total of approximately 1,000 employees. Expiration dates for these agreements are in September 2003 and October 2005. Except for employees at these plants, none of our other employees are represented by a certified labor organization. In recent years, we have experienced labor union organizing activity at several other manufacturing locations, but employees at all these locations voted against union representation.

Risks Relating to Our Business

    If any of the following risks actually occur, they could materially adversely affect our business, financial condition or operating results.

    If we are unable to pay our debt obligations when due, we could be in default under our new debt agreements and our lenders could accelerate our debt or take other actions which could restrict our ability to operate.

    Future cash flows may not be adequate to meet our debt obligations resulting in default. We recently entered into a credit agreement with Bank of America for a three-year revolving loan of up to $230 million and a two-year term loan of $30 million. A default could result in lender actions which might:

  •
  Restrict our investment in working capital and capital expenditures.

  •
  Limit our ability to react to changes in market conditions due to not having the resources to develop new products.

  •
  Hamper the marketing of our products due to not having the funds to support advertising expenditures.

  •
  Increase our risk of surviving a downturn in the business compared to other competitors whose capital structures are less highly leveraged.

  •
  Restrict our ability to merge, acquire or sell properties.

We have had significant losses in recent quarters and we may not be able to regain profitability in the foreseeable future.

    We had net losses totaling approximately $284.0 million for fiscal 2001, after having had net income of $83.5 million in fiscal 2000 and $107.1 million in fiscal 1999. Continued losses may cause us to reduce our expenditures on capital improvements, machinery and equipment, and research and development. This could have a negative effect on our ability to maintain production schedules, manufacture products of high quality, and develop and manufacture new products that will achieve market acceptance. This could have a negative effect on our sales and earnings. If we continue to suffer losses, we will be unable to implement our business and financial strategies. Our losses in fiscal 2001 were principally caused by:

  •
  reduced demand in the manufactured housing and recreational vehicle industries;

  •
  excess capacity;

  •
  excess retail inventories;

  •
  some wholesale and retail lenders abandoning the manufactured housing market;

  •
  remaining retail lenders tightening credit standards in the manufactured housing market;

  •
  relatively high interest rates for manufactured homes as compared to site-built homes;

  •
  competition with resellers of repossessed manufactured homes; and

  •
  weaker general economic conditions, stock market declines, and declining consumer confidence.

    There can be no assurance that the conditions that have resulted in our substantial losses in fiscal 2001 will not continue into fiscal 2002 and beyond. Our losses in fiscal 2001 were also caused in part by:

  •
  charges related to the impairment of goodwill that originated with our acquisitions of retail housing businesses in prior years, some of which we are now closing or downsizing; and

  •
  downsizing initiatives within our manufacturing and retail housing businesses, including asset impairment charges, writedown of idled manufacturing facilities, employee severance payments and plant closing costs.

Reduced availability of financing for our retailers or customers would continue to adversely affect our sales volume.

    Our retailers, as well as retail buyers of our products, generally secure financing from third party lenders. If such financing were to become unavailable or were to be further restricted, this could have a material adverse effect on our results of operations. Reduced availability of such financing and higher interest rates are currently having an adverse effect on the manufactured housing business and our housing sales. These factors are dependent on the lending practices of financial institutions, governmental policies and economic conditions, all of which are largely beyond our control. With respect to our housing business, most states classify manufactured homes as personal property rather than real property for purposes of taxation and lien perfection. Interest rates for manufactured homes are generally higher and the terms of the loans shorter than for site-built homes. As the industry is now experiencing, financing for the purchase of manufactured homes is sometimes more difficult to obtain than conventional home mortgages. There can be no assurance that affordable wholesale or retail financing for either manufactured homes or recreational vehicles will be available on a widespread basis.

Excess inventories of our products among retailers could continue to have a negative effect on our sales volume and profit margins.

    The level of manufactured housing and recreational vehicle retail inventories and the existence of repossessed homes in the market can have a significant impact on manufacturing shipments and operating results, as evidenced in the manufactured housing industry during the past year. For example, due to the rapid overexpansion of the retail distribution network in the manufactured housing industry, retailers' overstocking based upon inflated expectations of future business and excessive wholesale financing, there is currently an imbalance among the number of retail dealers, industry retail inventories and consumer demand for manufactured homes. The recent deterioration in the availability of retail financing has already extended the inventory adjustment period beyond what was previously expected. Competition from repossessed homes has further extended this inventory adjustment period. More liberal lending standards in the past resulted in loans to less-qualified customers. Many of these customers are now defaulting on these loans and the lenders are repossessing the customers' homes and reselling them, thereby increasing competition for manufacturers of new homes. If these trends were to continue, or if retail demand were to significantly weaken further, the inventory overhang could result in even more intense price competition and pressure on profit margins within the industry and could have an adverse impact on our operating results.

The manufactured housing and recreational vehicle industries are highly competitive. Some of our competitors have significant financial resources, which, if effectively employed, could result in decreased sales volume and earnings for us.

    The manufactured housing industry is highly competitive. Some of these competitors have stronger balance sheets and cash flow than we do, and may likewise have greater access to capital. This competition may result in decreased sales volume and margins, which could have a material adverse effect on our results of operations and financial condition. As of December 31, 2000, there were approximately 70 manufacturers and approximately 8,900 retail sales centers. The 10 largest manufacturers accounted for approximately 79 percent of the wholesale manufactured housing market in calendar 2000, including our sales, which represented 18 percent of the market. The manufactured housing retail market is much more fragmented, with the five largest companies accounting for approximately 26 percent of the market in calendar 2000.

    Competition with other housing manufacturers at both the manufacturing and retail levels is based primarily on price, product features, reputation for service and quality, retail inventory, sales promotions, merchandising and terms and availability of wholesale and retail customer financing. Recent growth in manufacturing capacity in the southern United States has increased competition at both the manufacturing and retail levels and has resulted in both regional and national competitors increasing their presence in the region. Overproduction of manufactured housing in this region could lead to greater competition and result in decreased margins, which could have a material adverse effect on our results of operations.

    Manufactured homes also compete with new and existing site-built homes, apartments, townhouses and condominiums. The supply of such housing has increased in recent years with the increased availability of construction financing, and this reduces the demand for manufactured homes.

    Manufactured homes also compete with resales of homes that have been repossessed by financial institutions as a result of credit defaults by dealers or customers. Repossession rates for manufactured homes have increased recently. There can be no assurance that repossession rates will not continue to increase, thereby adversely affecting our sales volume and profit margins.

    The manufactured housing industry, as well as the site-built housing development industry, has experienced consolidations in recent years, which could result in the emergence of competitors, including developers of site-built homes, that are larger and have greater financial resources than we have. This could adversely affect our business.

    The recreational vehicle market is also highly competitive as we have numerous competitors and potential competitors in this industry. Sales from the five largest manufacturers represented approximately 59 percent of the market in calendar 2000, including our sales, which represented 23 percent of the market. Competitive pressures, especially in the entry-level segment of the recreational vehicle market for travel trailers, have recently resulted in a reduction of profit margins. Sustained increases in competitive pressures could have a material adverse effect on our results of operations. There can be no assurance that existing or new competitors will not develop products that are superior to our recreational vehicles or that achieve better consumer acceptance, thereby adversely affecting our sales volume and profit margins.

Our business is cyclical and this can lead to fluctuations in our operating results.

    The industries in which we operate are highly cyclical and there can be substantial fluctuations in our manufacturing shipments and operating results. The results for any prior period may not be indicative of results for any future period. Companies within both the manufactured housing and recreational vehicle industries are subject to volatility in operating results due to external factors such as economic, demographic and political changes. Factors affecting the manufactured housing industry include:

  •
  interest rates and availability of financing, both of which have had a particularly adverse effect on our business in the past year;

  •
  defaults by retail customers resulting in repossessions, which have also had a particularly adverse effect on our business during the past 12 months;

  •
  inventory levels, which have had an adverse effect on our business during the past 12 months;

  •
  availability of manufactured home sites;

  •
  employment trends;

  •
  consumer confidence; and

  •
  general economic conditions.

    Factors affecting the recreational vehicle industry include:

  •
  overall consumer confidence and the level of discretionary consumer spending, which have had an adverse effect on our business during the past 12 months;

  •
  inventory levels, which have had an adverse effect on our business during the past 12 months;

  •
  general economic conditions;

  •
  interest rates;

  •
  employment trends; and

  •
  fuel availability and prices.

    There can be no assurance that the factors that have adversely affected our business in fiscal 2001 will not continue to have an adverse effect in fiscal 2002 and beyond.

Our business is seasonal, and this leads to fluctuations in sales, production and net income.

    We have experienced, and expect to continue to experience, significant variability in sales, production and net income as a result of seasonality in our businesses. Demand in both the manufactured housing and recreational vehicle industries generally declines during the winter season, while sales and profits are generally highest during the spring and summer months. In addition, unusually severe weather conditions in certain markets may delay the timing of purchases and shipments from one quarter to another.

We have replaced some of our manufactured housing retailers, and some of our retailers have been acquired. This may lead to a decrease in our sales volume and a loss of our market share.

    Our market share in the manufactured housing market, based on unit shipments, declined from 21.6 percent in calendar 1994 to 18.0 percent in calendar 2000. One reason for this change was a reduction of the number of our retail distribution points from approximately 1,800 to 1,300 during the period from January 1994 through April 2001, in order to concentrate on larger dealers who also share our approach towards merchandising and customer satisfaction. We have also, from time to time in the past, lost significant retailers that were acquired by competitors. Such acquisitions can reduce our retail distribution network and market share, as these retail outlets may choose not to sell our products. There can be no assurance that we will be able to adequately replace retailers acquired by competitors if they cease selling our manufactured homes, or that we will be able to maintain our sales volume or market share in these competitive markets.

We established a network of Company-owned retail stores, which has required significant restructuring and downsizing, but we may not succeed in restructuring this new business into our existing business and making it profitable.

    We responded to the retail consolidation in the manufactured housing sector, beginning in fiscal 1998, by forming our own retail business and establishing a network of Company-owned stores to replace distribution points lost to competitors. We made numerous acquisitions between June 1998 and August 2001, the largest of which was the purchase of HomeUSA in August 1998, comprising 65 stores. We also originated more than 100 "greenfield" locations. The combination of the two strategies carried us to a high of 244 stores in November 2000. Since its inception, this business segment has operated at a loss, and as the retail market for manufactured housing has slowed, the losses have grown. During fiscal 2001, we implemented a downsizing strategy to better match our retail capacity to market demand. By assigning management of certain locations to third parties, and closing and selling other locations, we have directly reduced the number of stores that we own to 188 at the end of fiscal 2001. These actions have resulted in restructuring charges and other costs including severance payments to employees, which will continue through at least the second quarter of fiscal 2002. Given existing industry conditions and the performance of this new business to date, there can be no assurance that we will be able to complete the restructuring of our retail network as a successful and profitable part of our manufactured housing group in the future, or that it will become an important or successful part of our business strategy. In addition, we may have to undergo additional downsizing of this business depending on the length of time that the current factors affecting our business continue to have a negative impact.

Changes in consumer preferences for our products or our failure to gauge those preferences could lead to reduced sales and additional costs.

    We cannot be certain that historical consumer preferences for our products in general, and recreational vehicles in particular, will remain unchanged. We believe that the introduction of new features, designs and models will be critical to the future success of our recreational vehicle operations. Delays in the introduction of new models or product features, or a lack of market acceptance of new features, designs or models could have a material adverse effect on our business. For example, we may incur significant additional costs in designing or redesigning models that are not accepted in the marketplace. Products may not be accepted for a number of reasons, including changes in consumer preferences, or our failure to properly gauge consumer preferences. We cannot be certain that new product introductions will not reduce revenues from existing models and adversely affect our results of operations. There can be no assurance that any of these new models or products will be introduced to the market on time or that they will be successful when introduced.

If the frequency and size of warranty or product liability claims against us rises, our business, results of operations and financial condition may be harmed.

    We are frequently subject to warranty claims in the ordinary course of business. Although we maintain reserves for such claims, which to date have been adequate, there can be no assurance that warranty expense levels will remain at current levels or that such reserves will continue to be adequate. A large number of warranty claims exceeding our current warranty expense levels could have a material adverse effect on our results of operations and financial position.

    We partially self-insure our product liability claims and purchase excess product liability insurance in the commercial insurance market. We cannot be certain that our insurance coverage will be sufficient to cover all future claims against us. Any increase in the frequency and size of these claims, compared with our experience in prior years, may cause the premium that we are required to pay for insurance to rise significantly. We may also incur punitive damages, not all of which are covered by our insurance. These factors may have a material adverse effect on our results of operations and financial condition.

When we introduce new products we may incur expenses that we did not anticipate, such as recall expenses, resulting in reduced earnings.

    The introduction of new models is critical to our future success, particularly in our recreational vehicle business. We may incur unexpected expenses, however, when we introduce new models. For example, we may experience unexpected engineering or design flaws that will force a recall of a new product. The costs resulting from these types of problems could be substantial, and would have a significant adverse effect on our earnings.

Fuel shortages, or higher prices for fuel, could have a negative effect on sales of recreational vehicles.

    Gasoline or diesel fuel is required for the operation of motor homes and most vehicles used to tow travel trailers and folding trailers. There can be no assurance that the supply of these petroleum products will continue uninterrupted, that rationing will not be imposed or that the price of or tax on these petroleum products will not significantly increase in the future. The recent rise in gasoline prices and the speculation about potential fuel shortages appear to have had an unfavorable effect on consumer demand for motor homes, thereby having an adverse effect on our sales volume.

Changes in zoning regulations could affect the number of sites available for our manufactured homes and the market for our new products, both of which could affect our sales.

    Any limitation on the growth of the number of sites available for manufactured homes or, on the operation of manufactured housing communities, could adversely affect our sales. In addition, new product opportunities that we may wish to pursue for our manufactured housing business could cause us to encounter new zoning regulations and affect the potential market for these new products. Manufactured housing communities and individual home placements are subject to local zoning ordinances and other local regulations relating to utility service and construction of roadways. In the past, there has been resistance by property owners to the adoption of zoning ordinances permitting the location of manufactured homes in residential areas, and we believe this resistance has adversely affected the growth of the industry. The inability of the manufactured home industry to change these zoning ordinances could have a material adverse effect on our results of operations and we cannot be certain that manufactured homes will receive widespread acceptance or that localities will adopt zoning ordinances permitting the location of manufactured homes.

Power outages that currently impact companies with facilities in California may adversely affect our California facilities.

    We conduct substantial operations in the state of California and rely on a continuous power supply to do so. The deregulation of the energy industry instituted in 1996 by the California government and shortages in wholesale electricity supplies have caused power prices to increase. If power prices continue to increase, our operating expenses will likely increase, which will have a negative effect on our operating results. In addition, if our electricity supply is interrupted, we may be unable to supply products to our customers on a timely basis, and this would have a negative effect on our sales. California's current energy crisis could substantially disrupt our operations and increase our expenses. In the event of an acute power shortage, that is, when power reserves for the state of California fall below 1.5 percent, California has on some occasions implemented, and may in the future continue to implement, rolling blackouts throughout the state. Although state lawmakers are working to minimize the impact, if blackouts interrupt our power supply, we may be temporarily unable to continue operations at our facilities. Any such interruption in our ability to continue operations at our facilities could delay the production and development of our products and disrupt communications with our customers, suppliers or manufacturing operations.

We may not be able to obtain financing in the future, including any refinancing required upon expiration of our two-year term loan from Bank of America, and the terms of any future financings may limit our ability to manage our business. Difficulties in securing financing on favorable terms will have a negative effect on our ability to execute our business strategy.

    Our operations require significant amounts of cash. In addition to the Bank of America credit facility, we anticipate that we will be required to seek additional capital in the future. There can be no assurance that we will be able to obtain any future financings on acceptable terms, if at all. For instance, the Bank of America facility contains a $30 million two-year term loan that will require refinancing within two years and the revolving credit facility will expire in three years. If we are unable to obtain alternative or additional financing arrangements in the future, we may not be able to execute our business strategy. Moreover, the terms of any such additional financing may restrict our financial flexibility, including the debt we may incur in the future, or may restrict our ability to manage our business as we had intended.

Our repurchase agreements with floor plan lenders could result in increased costs.

    In accordance with customary practice in the manufactured housing and recreational vehicle industries, we enter into repurchase agreements with various financial institutions in which we agree, in the event of a default by an independent retailer in its obligation to these credit sources, to repurchase product at declining prices over the term of the agreements, typically 12 to 18 months. The difference between the gross repurchase price and the price at which the repurchased product can then be resold, which is typically at a discount to the original sale price, is an expense to us. Thus, if we were obligated to repurchase a substantially greater number of manufactured homes or recreational vehicles in the future, this would increase our costs, which could have a negative effect on our earnings. During fiscal 2001, we had repurchased 331 manufactured homes and 308 recreational vehicles at an aggregate gross purchase price to us of $15.3 million. This compares to repurchasing 222 manufactured homes and 175 recreational vehicles in fiscal 2000 for $9.9 million.

Increased costs, including labor costs, costs of component parts, and changes in labor rates and practices, could reduce our operating income.

    Our results of operations may be significantly affected by the availability and pricing of manufacturing components and labor, as well as changes in labor rates and practices. Although we attempt to offset the effect of any escalation in components and labor costs by increasing the sales prices of our products, we cannot provide assurance that we will be able to do so without having an adverse impact on the demand for our products. Changes in labor rates and practices, including changes resulting from union activity, could significantly affect our costs and thereby reduce our operating income. If we cannot successfully offset increases in our manufacturing costs, this could have a material adverse impact on our margins, operating income and cash flows. Even if we were able to offset higher manufacturing costs by increasing the sales prices of our products, the realization of any such increases often lags behind the rise in manufacturing costs, especially in our manufactured housing operations, due in part to our commitment to give our retailers price protection with respect to previously placed customer orders.

For certain components, we depend on a small group of suppliers, and the loss of any of these suppliers could affect our ability to obtain components at competitive prices, which would decrease our margins.

    Most recreational vehicle and manufactured home components are readily available from a variety of sources. However, a few components are produced by only a small group of quality suppliers that have the capacity to supply large quantities on a national basis. Primarily, this occurs in the case of gasoline-powered motor home chassis, where Ford Motor Company is the dominant supplier. Shortages, production delays or work stoppages by the employees of such suppliers could have a material adverse effect on our sales. If we cannot obtain an adequate chassis supply, this could result in a decrease in our sales and earnings.

Item 2. Properties

    We own our executive offices, which are located at 3125 Myers Street in Riverside, California. The corporate administrative offices, which occupy 173,500 square feet, are situated on parcels of land owned by us, totaling approximately 18.1 acres. Our manufactured housing regional, sales and service offices are located in Arizona, California, Florida, North Carolina, Tennessee and Texas and occupy a total of 76,900 square feet of leased office space. The following table describes additional property and buildings utilized for manufacturing, research and development and administrative purposes as of April 29, 2001. For the most part, these properties and buildings are owned by the Company, except as noted below.

Facility and Location	Approximate Acreage	Approximate Square Footage
Plants Producing Manufactured Housing:
Glendale, Arizona	41.5	126,000
Riverside, California	18.8	104,500
Woodland, California	15.8	143,500
Auburndale, Florida	13.7	102,700
Alma, Georgia	23.6	111,200
Broxton, Georgia	20.0	137,200
Douglas, Georgia	20.7	134,100
Fitzgerald, Georgia	18.6	124,400
Pearson, Georgia	16.2	141,700
Willacoochee, Georgia	33.2	131,500
Nampa, Idaho	19.8	156,600
Garrett, Indiana	22.1	124,500
Benton, Kentucky	22.4	110,100

Lumberton, North Carolina	52.0	122,400
Pembroke, North Carolina	32.4	208,900
Woodburn, Oregon	22.4	197,300
Elizabethtown, Pennsylvania	19.7	116,800
Gallatin, Tennessee	18.2	197,700
Lafayette, Tennessee	43.3	133,000
Westmoreland, Tennessee	38.6	151,300
Westmoreland, Tennessee	20.6	114,800
Belton, Texas	20.8	164,600
Waco, Texas	18.1	125,900
Waco, Texas	8.6	87,600
Waco, Texas	13.0	120,600
Wichita Falls, Texas	31.5	126,800
Rocky Mount, Virginia	26.3	135,000
Woodland, Washington	18.0	156,500
Plants Producing Recreational Vehicles:
Motor Homes:
Chico, California(1)	28.6	153,300
Riverside, California	24.5	163,800
Riverside, California(2)	12.3	162,100
Decatur, Indiana	90.0	345,500
Paxinos, Pennsylvania	71.6	206,200
Paxinos, Pennsylvania(3)	7.1	39,600
Motor Home Service Facility:
Decatur, Indiana	34.8	176,600
Travel Trailers:
Rialto, California(4)	18.8	115,700
Riverside, California	18.5	68,400
Crawfordsville, Indiana	15.0	133,700
Campbellsville, Kentucky	20.0	48,000
Hancock, Maryland	20.5	107,400
Williamsport, Maryland(5)	45.1	69,300
Edgerton, Ohio	16.6	92,700
LaGrande, Oregon	32.0	98,000
Pendleton, Oregon	20.8	198,700
Longview, Texas	46.7	313,100
Longview, Texas(3)	25.3	132,700
Lindsay, Ontario, Canada	9.2	140,800
Lindsay, Ontario, Canada	20.0	73,200
Folding Trailers:
Somerset, Pennsylvania	42.6	434,200
Plants Producing Components:
Fontana, California	11.9	83,000
Riverside, California	10.0	111,000
Douglas, Georgia	3.8	28,000
Hauser Lake, Idaho	28.0	81,000
Decatur, Indiana	32.1	216,500
Division Offices and Research and Development Facilities:
Riverside, California	21.9	234,300

Retail Properties

    At the end of fiscal 2001, the Company operated 188 retail sales locations in 25 states, of which 21 are owned and 167 are leased from third parties. The current annual lease expense related to these properties is approximately $13 million.

Idle Facilities

    There were 20 idle manufacturing facilities at the end of fiscal 2001 and 10 at the end of fiscal 2000. During fiscal 2001, a travel trailer facility in Campbellsville, Kentucky, began production, and an idle travel trailer facility in Longview, Texas, was partially activated to produce the Avion product previously built in Omaha, Nebraska. An idle motor home service facility in Paxinos, Pennsylvania, was activated as an addition to manufacturing capacity, and an idle motor home manufacturing facility in Riverside, California, was activated as a combination manufacturing/service facility. Active manufacturing capacity for the manufactured housing group was reduced by the closure of facilities in Douglas, Georgia; Alma, Georgia; Pearson, Georgia; Lexington, Mississippi; Mooresville, North Carolina; Roxboro, North Carolina; Waco, Texas; and Rocky Mount, Virginia. In addition, a facility in Cushing, Oklahoma, that had been previously leased was idled. Manufacturing capacity for the recreational vehicle group was reduced by the closure of a motor home facility in Decatur, Indiana, and travel trailer facilities in Omaha, Nebraska, and Winchester, Virginia. An idle manufactured housing facility in Hamilton, Alabama, and an idle motor home service facility in Riverside, California, were sold during the year.

    The following Company-owned manufacturing facilities were not in operation as of April 29, 2001.

Facility and Location	Approximate Acreage	Approximate Square Footage
Douglas, Georgia(6)(8)	21.9	245,600
Alma, Georgia(6)	20.0	118,800
Pearson, Georgia(6)	13.3	133,200
Nampa, Idaho(7)	11.4	75,700
Decatur, Indiana(6)	25.3	184,700
Garrett, Indiana	20.4	104,900
Lexington, Mississippi	30.5	109,000
Lexington, Mississippi(6)	51.6	270,000
Omaha, Nebraska(6)	22.3	112,100
Mooresville, North Carolina(6)	21.8	119,300
Roxboro, North Carolina(6)(8)	20.0	94,700
Roxboro, North Carolina(6)	31.8	114,800
Cushing, Oklahoma(6)	15.2	71,800
Woodburn, Oregon	29.2	56,500
Elizabethtown, Pennsylvania	17.5	101,000
Belton, Texas	32.6	140,400
Longview, Texas	17.6	25,000
Waco, Texas(6)	19.4	97,200
Rocky Mount, Virginia(6)	13.8	83,400
Winchester, Virginia(6)(9)	20.6	122,700
(1)
Manufacturing facility deactivated subsequent to April 29, 2001.

(2)
Manufacturing facility activated as a combination motor home manufacturing/service facility.

(3)
Manufacturing facility activated in fiscal 2001.

(4)
Includes 4.0 acres and a 27,100 square foot building leased from unaffiliated outside party.

(5)
Excludes 13,200 square foot leased space deactivated in fiscal 2001.

(6)
Manufacturing facility deactivated in fiscal 2001.

(7)
Manufacturing facility leased to unaffiliated outside party prior to April 29, 2001.

(8)
Manufacturing facility partially used for housing service operations.

(9)
Manufacturing facility sold subsequent to April 29, 2001.

Item 3. Legal Proceedings in Which We Are Involved

    We are a defendant in a purported class action in the case of McManus v. Fleetwood Enterprises, Inc., which is pending in the U.S. District Court for the Western District of Texas, San Antonio Division. The complaint attempts to establish a class of purchasers of our Class A motor homes for the model years 1994-1999 and makes claims with respect to the alleged breach of express and implied warranties, negligent misrepresentation, fraudulent concealment, and violation of various state statutes in connection with the ability of such motor homes to tow an automobile or other vehicle or cargo. Only limited discovery has been completed. We continue to deny the material allegations in the complaint while asserting a vigorous defense to that end. It is not possible at this time to properly assess the risk of an adverse verdict or the magnitude of possible exposure.

    As discussed in our Annual Report on Form 10-K for fiscal 2000, we initiated a recall under the National Highway Traffic Safety Act with respect to approximately 3,400 of our luxury American Coach Class A motor homes because owners of some of the motor homes had experienced front-tire blowouts, several of which had resulted in accidents and serious injuries, including deaths. Under the recall, we provided two new larger capacity front tires to owners of the motor homes, adjusted the weight distribution on the front axle of certain motor homes to correct a weight imbalance and provided reinforcement of consumer education about the importance of proper tire maintenance, especially with respect to proper tire pressure. Insurance subrogation lawsuits have been filed with the Circuit Court for Madison County, Kentucky, and the U.S. District Court in South Dakota, Western Division, with respect to two of the accidents involving motor homes subject to the recall, and several claims with respect to such accidents have been resolved. In addition, one lawsuit has been filed concerning an accident that resulted in two deaths allegedly caused by a front-tire blowout in a motor home not involved in the recall. We expect to provide a vigorous defense to these lawsuits, and believe that they and any remaining claims related to the other accidents are covered by adequate insurance.

    In February 2000, we and two of our subsidiaries were served with a purported class action filed on behalf of nine present or former associates of our Idaho manufactured housing facility. The complaint in the matter of Bristow et al., v. Fleetwood Enterprises, Inc. et al., was filed in the U.S. District Court in Idaho and alleges that, as a result of our management incentive pay system and other policies, associates have been permitted or encouraged to work off the clock and through lunch and rest breaks and that overtime pay claims have been suppressed in violation of the Federal Fair Labor Standards Act and state laws. On February 20, 2001, the Magistrate Judge conditionally certified a class of plaintiffs composed of certain production associates and supervisors of our housing and recreational vehicle groups. Notice to potential class members will be issued. We continue to deny the material allegations in the complaint and are asserting a vigorous defense to that end.

    On August 14, 2000, another purported class action complaint was filed by Ms. Bristow along with a Jane Doe alleging sexual harassment. On January 19, 2001, an amended complaint, entitled Bogen, et al., v. Fleetwood Enterprises, Inc., was filed in the U.S. District Court in Idaho by six plaintiffs, including Ms. Bristow, alleging gender discrimination and sexual harassment as a result of a sexually hostile environment at four manufacturing centers. The plaintiffs are attempting to establish a national class action and are requesting compensatory and punitive damages, litigation expenses and attorneys' fees. No motion for class certification has been filed in the matter. We have denied the material allegations in the amended complaint and plan to assert a vigorous defense.

    We are also subject to other litigation from time to time in the ordinary course of business. Our liability under some of this litigation is covered in whole or in part by insurance. Although the amount of any liability with respect to such claims and litigation over and above our insurance coverage cannot presently be determined, in the opinion of our management such liability is not expected to have a material adverse effect on our financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

    No matters were submitted to a vote of the shareholders of the Company during the fourth quarter of fiscal year 2001.

Executive Officers of the Company

    The executive officers of the Company are set forth below:

Name	Title	Age
Glenn F. Kummer	Chairman of the Board	67
Nelson W. Potter	President, Chief Executive Officer and Director	58
Boyd R. Plowman	Senior Vice President—Finance and Chief Financial Officer	57
Carl D. Betcher	Senior Vice President— Recreational Vehicle Group	54
Charles A. Wilkinson	Senior Vice President—Housing Group	60
Forrest D. Theobald	Vice President, General Counsel and Secretary	59
Lyle N. Larkin	Vice President, Treasurer and Assistant Secretary	56
James F. Smith	Vice President and Controller	53
Todd L. Inlander	Vice President—Information Technology and Chief Information Officer	36
Dundee D. Kelbel	Vice President—Corporate Strategy and Human Resource Development	41
Larry L. Mace	Vice President—Administration and Supply Subsidiaries	58

    Glenn F. Kummer has been with the Company since 1965. He was appointed to his current position on January 12, 1998, and served as Chief Executive Officer as well until April 30, 2001. Previously, he had served as the Company's President and Chief Operating Officer from 1982 through 1998.

    Nelson W. Potter was appointed Chief Executive Officer on April 30, 2001, and President on January 12, 1998. Previously, he had served as the Company's Executive Vice President—Operations since February 1997 and Vice President—Planning and Corporate Development since 1992. He has been employed by the Company since 1978.

    Boyd R. Plowman was named to his current position in October 2000. He rejoined the Company in 1997 as Vice President—Retail Housing as well as the Senior Vice President and Chief Financial Officer of its subsidiary, Fleetwood Retail Corp. Prior to that, he was president and chief executive officer of Lee & Associates Commercial Real Estate Services/Inland Empire from 1990 to 1997. He first joined the Company in 1969, and had been CFO for 14 years before leaving Fleetwood in 1987.

    Carl D. Betcher has been with the Company since 1973 and was appointed to his current position in October 2000. Previously, he had served as Vice President—Travel Trailers since August 1997. He served as General Manager of four different Company manufacturing centers from 1992 until 1997.

    Charles A. Wilkinson has been with the Company continuously since 1996 and was appointed to his current position in January 2000. Previously, he served as Director of Operations—Housing Central Region until October 1998 when he was appointed Vice President—Housing Western Region. He was employed by the Company prior to 1996 for a total of 11 years in several manufactured housing management positions.

    Forrest D. Theobald has held his current position since April 2001, after serving as Associate General Counsel and Director—Corporate Real Estate since 1980. He joined Fleetwood's legal department in 1975 as Assistant General Counsel.

    Lyle N. Larkin joined the Company in 1979 and has served as Treasurer since 1990. He was promoted to Vice President in July 1998.

    James F. Smith joined Fleetwood in 1977 as Assistant Controller in the Housing Group. He was named RV Group Controller in 1987, and appointed to his current position, Vice President—Controller in February 2001.

    Todd L. Inlander was named to his current position in September 2000. He had been a consultant with Arthur Andersen's Los Angeles office since 1992.

    Dundee D. Kelbel joined the Company in 1996 as Human Resources Manager for the RV Group. He was named to his current position in July 2000. Previously he was the Human Resources Director at Square D Company—Schneider Electric for four years.

    Larry L. Mace joined the Company in 1973 and was appointed to his current position in January 1998. Previously, he had served as Vice President—Supply Subsidiaries since 1989.

PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

    The following table lists the high and low intraday sales prices for our Common stock during the past two fiscal years as reported on the New York Stock Exchange Composite Tape, along with information on dividends declared per share during the same periods. Our Common stock is listed on the New York and the Pacific stock exchanges and trades on various regional exchanges (Ticker Symbol: FLE). Call options are traded on the American Stock Exchange.

Quarter	High	Low	Dividends Declared
Fiscal 2000
First Quarter	$29.25	$22.00	$.19
Second Quarter	23.69	18.00	.19
Third Quarter	23.13	15.94	.19
Fourth Quarter	17.25	14.00	.19
Fiscal 2001
First Quarter	$15.81	$12.94	$.19
Second Quarter	14.94	10.56	.19
Third Quarter	16.00	8.69	.04
Fourth Quarter	15.05	8.10	.04

    On April 29, 2001, there were approximately 1,300 shareholders of record of our Common stock.

DIVIDEND POLICY

    The declaration and payment of dividends on our Common stock is at the discretion of our Board of Directors and depends on our results of operations, financial condition, capital requirements and such other factors as our Board of Directors deems relevant. In December, the Board of Directors approved a reduction in the quarterly dividend from $.19 per share to $.04 per share. There can be no assurance that we will continue to pay dividends in the future.

Item 6. Selected Financial Data

Five-Year Summary of Selected Financial Data

	Fiscal Years Ended April
	2001	2000	1999	1998	1997
	(Dollars in thousands except per share data)
Net sales	$2,531,463	$3,769,534	$3,555,519	$3,121,278	$2,945,777

Income (loss) from continuing operations before income taxes, minority interest, discontinued operations and cumulative effect of accounting change	$(319,231)	$159,059	$196,415	$178,885	$147,050
Benefit (provision) for income taxes	57,575	(64,461)	(78,146)	(67,841)	(56,998)
Minority interest in Fleetwood Capital Trust, net of income taxes	(11,158)	(11,104)	(11,148)	(2,499)	—
Income (loss) from continuing operations	(272,814)	83,494	107,121	108,545	90,052
Income from discontinued operations, net of income taxes	—	—	—	—	34,778
Income (loss) before cumulative effect of accounting change	(272,814)	83,494	107,121	108,545	124,830
Cumulative effect of accounting change, net of income taxes	(11,176)	—	—	—	—
Net income (loss) for basic earnings per share	(283,990)	83,494	107,121	108,545	124,830
Effect of dilutive securities:
Minority interest in Fleetwood Capital Trust(1)	—	11,104	11,148	2,499	—
Net income (loss) for diluted earnings per share	$(283,990)	$94,598	$118,269	$111,044	$124,830

Earnings (loss) per share—diluted:
Continuing operations	$(8.33)	$2.41	$2.94	$3.01	$2.30
Discontinued operations, net of income taxes	—	—	—	—	.89
Cumulative effect of accounting change, net of income taxes	(.34)	—	—	—	—
Net income (loss) per share	$(8.67)	$2.41	$2.94	$3.01	$3.19

Weighted average Common shares—diluted	32,755	39,194	40,171	36,933	39,162

Balance sheet data at end of period:
Cash and investments	$73,103	$135,142	$267,133	$305,722	$110,434
Property, plant and equipment, net	294,813	312,067	303,934	277,211	278,331
Total assets	1,142,461	1,536,693	1,531,184	1,129,480	871,547
Total liabilities	568,813	664,388	656,981	465,954	428,452
Capital Trust Preferred Securities	287,500	287,500	287,500	287,500	—
Shareholders' equity	286,148	584,805	586,703	376,026	443,095
Other Data:
Gross profit margin	19.0%	21.0%	20.5%	18.3%	17.6%
Operating income (loss) margin	(12.2)%	4.3%	5.4%	5.5%	4.7%
Depreciation and amortization	$36,546	$35,080	$31,841	$27,799	$27,579
Capital expenditures	36,921	55,078	49,757	37,809	56,184
EBITDA(2)	(271,080)	197,256	222,152	197,994	167,138
Cash flow from operations	15,520	(4,757)	114,522	118,152	85,138
Cash flow from investing activities	25,722	92,516	(121,767)	(231,613)	292,821
Cash flow from financing activities	(47,201)	(69,715)	5,110	104,310	(355,644)
(1)
The effect of the distributions on preferred securities was anti-dilutive in fiscal year 2001 and was, therefore, not added back to determine diluted earnings (loss).

(2)
EBITDA is defined as operating income plus depreciation and amortization. While EBITDA should not be considered as a substitute for net income, cash flows from operating activities, or other income statement data or cash flow statement data prepared in accordance with Generally Accepted Accounting Standards (GAAP), or as a measure of profitability or liquidity, management understands that EBITDA is customarily used as a measurement in evaluating companies. If EBITDA for fiscal 2001 was adjusted to include goodwill impairment of $165.9 million and other asset impairment charges of $22.6 million, both of which were non-cash charges, the adjusted EBITDA would be negative $82.6 million for fiscal 2001. However, these impairment charges were not included in any of the EBITDA figures reported in the table.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

Selected Segment Data
(Dollars in thousands)

	Fiscal Years Ended April
	2001	2000	1999	1998	1997
OPERATING REVENUES:
Manufactured housing—
Manufacturing	$981,366	$1,517,681	$1,631,076	$1,550,926	$1,490,084
Retail	552,904	591,895	332,309	—	—
Less intercompany	(242,589)	(312,093)	(186,861)	—	—

	1,291,681	1,797,483	1,776,524	1,550,926	1,490,084
Recreational vehicles—
Motor homes	637,833	1,193,609	1,058,593	902,290	856,385
Travel trailers*	451,872	599,051	556,536	509,816	456,792
Folding trailers	117,085	128,944	119,887	113,110	89,713

Total RV sales	1,206,790	1,921,604	1,735,016	1,525,216	1,402,890
Supply operations	32,992	50,447	43,979	45,136	52,803

	$2,531,463	$3,769,534	$3,555,519	$3,121,278	$2,945,777

OPERATING INCOME (LOSS):
Manufactured housing	$30,896	$69,362	$83,933	$75,896	$72,980
Housing retail	(77,105)	3,845	4,851	—	—
Recreational vehicles	(73,066)	104,082	109,915	77,070	79,639
Supply operations	6,114	20,483	16,255	15,437	2,170
Corporate and other	(194,465)	(35,596)	(24,643)	1,792	(15,230)

	$(307,626)	$162,176	$190,311	$170,195	$139,559

UNITS SHIPPED:
Manufactured housing—
Factory shipments
Single-section	9,426	21,200	27,927	29,039	32,830
Multi-section	26,775	38,258	37,950	36,505	32,524

	36,201	59,458	65,877	65,544	65,354
Retail sales
Single-section	3,667	5,308	3,418	—	—
Multi-section	9,085	9,220	4,837	—	—

	12,752	14,528	8,255	—	—
Less intercompany	(8,657)	(11,768)	(7,674)	—	—

	40,296	62,218	66,458	65,544	65,354

Recreational vehicles—
Motor homes	8,148	16,294	14,923	13,525	14,345
Travel trailers	31,660	40,524	37,208	33,758	31,190
Folding trailers	19,090	21,890	21,171	20,960	18,524
Slide-in truck campers	1,327	1,412	1,420	1,251	1,184

	60,225	80,120	74,722	69,494	65,243

*
Includes sales of slide-in truck camper units.

Business Outlook

    The operating environment in fiscal year 2002 will continue to be difficult. Results in the fourth quarter of fiscal 2001 were adversely affected by continuing weakness in the manufactured housing market and the slowdown in recreational vehicle sales, and these trends have continued into the first quarter of fiscal year 2002. For about two years, the manufactured housing industry has been adversely affected by excess capacity, high retail inventories and a slowing of retail sales caused by restrictive financing conditions. Competition from repossessed homes, together with more stringent lending standards and relatively high interest rates, contributed to the further decline in the fourth quarter of fiscal 2001. Although industry manufacturing and retail capacities have been reduced, weak market conditions are expected to continue until the inventory imbalance is resolved. To a large degree, the length of the inventory adjustment period will depend on retail financing conditions.

    In the recreational vehicle sector, retail demand for motor homes began to weaken immediately after the stock market began to show signs of weakness late in fiscal 2000, and dealers began to reduce their relatively high inventories at that time. In addition, a softening of demand for travel trailers emerged in the third quarter of fiscal 2001. These factors led to a slowdown in factory shipments, which persisted throughout fiscal 2001 and is continuing in the first quarter of fiscal 2002. The combination of reduced sales and margin pressure has had a significant adverse impact on the profitability of the recreational vehicle group in the final quarter of fiscal 2001, which has continued into the first quarter of fiscal 2002.

    Both the towable and motor home segments introduced lower-priced products in fiscal year 2001, which adversely affected gross margins. In addition, we incurred significant non-recurring costs in an effort to rightsize our businesses, which we expect will improve results going forward. Our existing manufacturing capacity is more than adequate to satisfy current retail demand. With the recent interest rate decreases, declining dealer inventories, significant rightsizing costs mostly behind us, and the introduction of new products, we are expecting to achieve better operating results going forward.

Senior Debt Refinancing

    Because of cyclical downturns in both of our industries and the other factors described in this section, we posted net losses for each of the four quarters of fiscal year 2001. As a result of the balance sheet impact of these cumulative losses, we notified The Prudential Insurance Company of America (Prudential) in February 2001 that we were in violation of certain balance sheet covenants related to our senior unsecured notes held by Prudential. At the same time, we informed Prudential that we intended to remedy the violations through a debt restructuring based upon a proposal from Bank of America to provide us with a loan commitment for a senior-secured credit facility totaling up to $260 million.

    Following negotiations with Prudential, we entered into a forbearance agreement with Prudential dated April 23, 2001. Under the terms of the agreement, Prudential agreed to delay the enforcement of its remedies, principally involving acceleration of its debt. We subsequently agreed to a principal repayment on one of the Prudential notes in the amount of $4.3 million, plus accrued interest. Meanwhile, we received a commitment for financing from Bank of America, subject to certain conditions, and proceeded to negotiate the terms of the financing and assemble a syndicate of lenders. On June 22, 2001, we executed an extension to the Prudential forbearance agreement until July 31, 2001, and paid $7.5 million as a reduction to principal plus interest on the notes.

    The secured facility, funded by a syndicate of banks led by Bank of America, was executed on July 27, 2001. The facility is currently structured as a three-year, syndicated revolving credit facility of $230.0 million with an additional two-year term loan of $30.0 million. At the current time, syndicate commitments for an aggregate of $195.0 million, which includes the $30.0 million term loan, have been finalized. The borrowers under the facilities are substantially all of our subsidiaries and we are a guarantor of the secured facility. The revolving credit facility and the related guaranties are secured by substantially all of our and our subsidiaries' existing and future assets, excluding assets securing the term loan (upon which a second priority lien secures the revolving credit facility), assets of our FRC subsidiaries subject to a floor plan financing agreement with another lender, those assets at FRC subsidiaries' sites managed by a third party, and the cash value of our Company-owned life insurance. The term loan is secured by first priority liens on real estate owned by certain of our manufacturing subsidiaries, stock in our Fleetwood folding trailer subsidiary and the future fixed assets of Fleetwood Folding Trailers, as well as a second lien on the assets securing the revolving credit facility. Under the revolving credit facility, letters of credit totaling up to $75.0 million may be issued.

    Advances under the revolving credit facility are available based on the borrowers' accounts receivable and inventories, subject to certain exclusions for aged accounts, slow moving inventory and other similar items. Borrowing availability under the revolving credit facility is further limited by required minimum excess availability under the facility. The minimum excess availability required as of the July 27, 2001, closing date was $80 million, reducing thereafter to $50 million. Such required minimum excess availability will be further reduced to $30 million if we maintain certain financial ratio requirements for prescribed periods. The applicable minimum excess availability requirement must be met at all times, except during any period in which we have met liquidity requirements and obtain the lowest interest rate margin available under the revolving credit facility, during which periods the minimum excess availability requirements will not be tested.

    Revolving loans will bear interest, at our option, at a base rate of Bank of America's prime rate or LIBOR, plus a margin. For purposes of determining the interest rate under the revolving credit facility, the applicable margin will be adjusted monthly, based on our liquidity and a fixed charge coverage test, within a range of 0.0 to 1.5 percent for prime rate loans and within a range of 2.25 to 3.75 percent for LIBOR rate loans. Borrowings under the term loan will initially bear interest at Bank of America's prime rate plus 3 percent for the first year of the loan, with escalations and amortizations for the remainder of the term.

    We will be required to pay a monthly facility fee for any unused portion of the revolving credit facility and for outstanding letters of credit, such fees to be based upon the Company's liquidity margin then in effect.

    The new credit facility agreement contains customary affirmative and negative covenants including covenants requiring the maintenance of specified financial ratios and compliance with certain financial tests.

    On July 30, 2001, the initial draw of $83 million on the credit facility, along with cash reserves, were applied as follows:

  •
  Retired the $68 million remaining principal balance of the Prudential notes, along with payment of interest and a yield maintenance penalty;

  •
  Reduced the outstanding retail flooring liability to Conseco Finance Servicing Corp. to approximately $40 million;

  •
  Retired the remaining balance of motor home chassis flooring;

  •
  Secured standby letters of credit that primarily underwrite self-insured workers' compensation programs at manufacturing plants in various states; and

    According to the borrowing base certificate filed at closing, gross excess availability exceeded $90 million, which will be used for general corporate purposes.

Consolidated Results Fiscal Year 2001 Compared to Fiscal Year 2000

    We incurred a net loss in fiscal 2001 of $284.0 million or $8.67 per diluted share, the majority of which was attributable to non-recurring charges related to goodwill impairment, restructuring and downsizing initiatives. This compares with a profit of $83.5 million or $2.41 per diluted share for fiscal 2000. The loss also stems from significantly reduced sales volume in both manufactured housing and recreational vehicles caused by a weak market environment. A change in accounting for credit retail housing sales, which was adopted in the first quarter, also contributed to the loss. In terms of earnings per share, the impairment to goodwill, other non-recurring charges and the cumulative effect of the change in accounting amounted to approximately $5.63 and 34 cents, respectively.

    We incurred a $165.9 million non-cash charge related to the impairment of goodwill that originated with acquisitions of retail housing businesses in prior years. In addition, we recorded other charges totaling $34.9 million, which were related to the downsizing of manufactured housing, recreational vehicle and retail housing operations. The latter category included $13.3 million for asset impairment charges related to downsizing of the retail housing business and $9.4 million for the write-down of manufacturing facilities, as well as employee severance payments and other plant closing costs.

    Consolidated revenues fell 33 percent to $2.53 billion compared to $3.77 billion in the prior fiscal year. Last year's period included 53 weeks compared to 52 weeks in the current year. The revenue decline reflects continued market weakness in the demand for both recreational vehicles and manufactured housing.

    Gross profit margin in the current year declined to 19.0 percent of sales from 21.0 percent a year ago, reflecting lower manufacturing and retail margins. Manufacturing gross margin fell to 17.2 percent of sales compared to last year's 19.3 percent margin. Lower recreational vehicle gross margins were only partially offset by improved margins from manufactured housing. Gross margins were adversely impacted by higher direct labor wage and benefits and inefficiencies due to lower volume. Reduced retail housing margins reflect very competitive market conditions and declining industry sales, as well as a $7.5 million writedown of inventory to net realizable value.

    Operating expenses, excluding other charges, declined $42 million or 7 percent to $588 million. As a percentage of sales, however, these costs rose from 16.7 percent in fiscal 2000 to 23.1 percent in fiscal 2001 due to lower sales. Selling expenses declined 11 percent to $247 million, but rose as a percentage of sales from 7.4 percent to 9.8 percent on the lower sales volume. Most of the dollar reduction in selling costs resulted from reduced expenditures for advertising, sales compensation and product warranty and service costs. The bulk of these cost reductions occurred within the manufactured housing segment. These reductions can be attributed not only to volume, but enhanced cost controls.

    General and administrative expenses declined 4 percent to $341 million, but rose as a percentage of sales from 9.3 percent to 13.4 percent. Reduced costs in the manufacturing sector were partially offset by higher expenses for the retail housing business, which was in an expansion mode until midyear. Most of the reduction in general and administrative costs stems from lower profit-based incentive compensation and lower staffing levels.

    Non-operating expenses of $11.6 million were significantly higher than last year's $3.1 million, mainly due to higher interest expense and lower investment income. Interest expense was higher due to additional short-term and long-term borrowings and higher interest rates. Investment income was down 28 percent from the prior year as a result of reduced invested balances.

    The Company's effective income tax rate declined from 40.5 percent in fiscal 2000 to 18.0 percent in the current year. The decrease primarily reflects the impact of the impairment of goodwill, which is not deductible for tax purposes.

  Manufactured Housing

    Gross manufacturing revenues of $981.4 million were off 35 percent from the prior year, and included $243 million of intercompany sales to Company-owned retail home centers. Manufacturing unit volume declined 39 percent to 36,201 homes, but the number of sections was off a lesser 36 percent to 63,944 due to the continuing shift in sales mix toward multi-section homes. Multi-section homes represented 74 percent of factory sales versus 64 percent last year.

    The lower housing volume reflects a weak manufactured housing market that has deteriorated over the past year. During the past two years, the industry has been adversely affected by excessive retail inventories and restrictive retail financing conditions. Lenders have imposed more stringent credit standards, higher down payment requirements for retail buyers and higher spreads between their cost of funds and retail financing rates. Additionally, several key lenders have reduced their financing budgets, which has limited the amount of funding available to the industry. These actions compounded with higher interest rates have eliminated many potential buyers of manufactured homes. We anticipate that industry wholesale shipments will continue to be weak until the current inventory imbalance is resolved, the timing of which depends largely on the availability and terms of retail financing.

    Housing operating income, before the adjustment for intercompany manufacturing profit, declined 67 percent from $83.8 million to $27.4 million, and operating margin fell from 5.5 percent to 2.8 percent of sales. Most of the decline was volume-related. About $12 million or 21 percent of the profit decline resulted from restructuring and impairment charges related to plant closings and downsizing initiatives. Excluding these other charges, operating margin for the housing group was 4.0 percent in the current year. The other charges included $9.4 million for the write-down of plant facilities, $2.1 million for employee severance benefits and $700,000 of other costs. Gross profit margin for the housing group improved slightly from 21.5 percent to 22.8 percent of sales as a result of lower raw material costs. More efficient material usage, improved product pricing and lower lumber costs all contributed to the higher gross margin percentage. Housing group operating costs, excluding the other charges, fell 25 percent, mainly as a result of lower product warranty and service costs, reduced selling expenses and lower employee compensation. Compensation costs reflect lower profit-based incentive compensation and staffing reductions resulting from downsizing efforts.

  Retail Housing Operations

    The retail housing division generated revenues of $553 million, 7 percent below fiscal 2000. Unit sales from Fleetwood retail stores fell 12 percent to 12,752 homes. As a result of a change in accounting for retail credit sales, the Company incurred a one-time cumulative charge against earnings of $11.2 million after taxes. We had 188 retail stores in operation at fiscal year-end compared to 243 one year earlier. The retail division incurred an operating loss of $77.1 million compared to a nominal profit of $3.8 million a year ago. The current year loss includes asset impairment charges totaling $13.3 million related to downsizing initiatives. Earnings were also adversely affected by a $7.5 million inventory write-down, which increased cost of sales and reduced the gross profit margin. Excluding these unusual charges, the larger operating loss in the current year was due to the weaker market environment and lower gross margins stemming from extremely competitive market conditions, along with higher overhead costs related to the expansion of retail locations in the early part of the year. Interest expense on inventory financing increased from $10.8 million to $11.3 million due to higher interest rates.

  Recreational Vehicles

    Recreational vehicle sales declined 37 percent to $1.21 billion in fiscal year 2001 compared to $1.92 billion for the prior fiscal year, primarily as a result of sharply lower motor home sales. Motor home revenues fell 47 percent from $1.19 billion to $638 million on a 50 percent drop in shipments from 16,294 units to 8,148 units. This mainly reflects softening retail demand and high dealer inventories at the beginning of the year. Sales were also weaker for towable RV products. In the towable RV categories, travel trailer sales declined 25 percent from $599 million to $452 million and folding trailer sales eased 9 percent from $129 million to $117 million. Fiscal year unit shipments for travel trailers and folding trailers were 32,987 and 19,090 respectively, representing decreases of 21 percent and 13 percent.

    The RV group incurred a $73.1 million operating loss for the year, mainly as a result of the significant decline in sales and slimmer gross margins. Other significant factors that influenced results included inefficiencies from lower production levels, inventory writedowns, increased dealer incentives implemented to stimulate sales and higher than normal operating costs for the motor home division. Also, the RV group incurred other costs related to a plant closing and other downsizing initiatives, which totaled $6.4 million. Gross profit margin declined sharply to 12.3 percent of sales from 17.2 percent a year ago, largely due to lower motor home and travel trailer margins. Both motor homes and travel trailers experienced higher raw material and direct labor costs, which reflect unfavorable product mix changes, higher wage and benefit costs and production inefficiencies at lower volume levels. RV operating costs were 2 percent lower than the prior year mainly due to reduced selling expenses related to the decline in volume. General and administrative expenses for the RV group were 8 percent below last year, mainly due to staffing reductions and lower levels of profit-based management incentive compensation.

  Supply Operations

    The Company's supply group contributed revenues of $33 million compared to $50 million in the prior year. Operating income fell 70 percent to $6.1 million mainly due to reduced sales volume, which was adversely affected by lower internal sales and declining external sales to the heavy truck building industry.

  Goodwill and Asset Impairment

    Conditions in the manufactured housing market have been in a state of decline for the past two fiscal years, but further deteriorated in the last two quarters of fiscal 2001. Excess retail locations and inventory, combined with tightened consumer credit standards and high consumer repossession levels, resulted in lower sales volume and retail store closings. This prompted the evaluation of the recoverability of goodwill. Based on the evaluation, a $165.9 million reduction to the value of goodwill related to prior acquisitions of retail businesses was recorded. The impairment was measured by calculating the fair value of each impaired retail acquisition based on discounted future cash flows using a 9.5 percent discount rate for 15 years and comparing the result to the carrying amount of the goodwill. The excess of the carrying amount over fair value was recorded as a charge. Some of the factors considered in the determination of the 15 years were 1) the effect of market and economic conditions on the business, 2) the ease of entering and exiting the business, 3) the sensitivity to interest rates and financing availability and 4) sustainability of the factors that contributed to paying the seller an amount in excess of book value. We also reduced the amortization period for goodwill from 40 years to 15 years. The effect of this change was to increase the net loss in the fourth quarter by $887,000 or $.03 per share.

    In addition, we evaluated the net book values of 10 closed manufactured housing plants, four recreational vehicle plants, one retail housing administrative office and all of the active and closed retail sales centers. We determined that the net book values of five of the manufacturing housing plants, the retail housing administrative office and 98 retail sales centers exceeded estimated future cash flows. In the first quarter of fiscal 2001 we recognized a $9.4 million impairment charge related to the five housing plants. In the third quarter of fiscal 2001 we recorded a long-lived asset impairment charge of $10.6 million related to housing retail and in the fourth quarter another $2.7 million in connection with the sale of retail stores.

Consolidated Results Fiscal Year 2000 Compared to Fiscal Year 1999

    Earnings for fiscal year 2000 declined 22 percent to $83.5 million or $2.41 per diluted share compared to $107.1 million and $2.94 per diluted share for the prior fiscal year. The earnings contraction mainly reflects reduced profits from our housing business as a result of weakening demand for manufactured housing. An increase in non-operating expenses also contributed to the earnings decline.

    Consolidated operating income fell 15 percent to $162 million compared with $190 million in fiscal 1999, largely as a result of an 18 percent decrease in combined housing profits from manufacturing and retail operations. A 5 percent decrease in recreational vehicle earnings and a significant increase in health insurance costs also reduced operating income.

    Revenues for fiscal 2000 rose 6 percent to an all-time high of $3.77 billion compared to $3.56 billion in fiscal 1999. This revenue growth resulted from healthy sales of recreational vehicles and the continuing expansion of our retail housing business.

    Gross profit margin for fiscal 2000 rose to 21.0 percent from 20.5 percent in the prior fiscal year, primarily due to the favorable effect of the growing retail housing business. The retail operation generally carries higher gross margins, and there is a positive impact on the consolidated gross profit percentage with the addition of retail gross profits combined with the elimination of intercompany manufacturing sales to retail. Manufacturing gross margin actually declined slightly from 19.7 percent to 19.3 percent of sales as a result of lower recreational vehicle margins.

    Operating expenses rose 17 percent to $630 million, and also increased as a percentage of sales from 15.1 percent to 16.7 percent. The rapidly expanding retail housing business accounted for about $60 million or 64 percent of the increase in operating costs in fiscal 2000. Selling expenses rose 11 percent to $278 million, with the retail housing operation accounting for about 44 percent of the increase. Higher selling costs were incurred in manufacturing operations for sales promotion and product warranty and service. General and administrative expenses of $352 million were up 23 percent, primarily due to the addition of $52 million in retail costs, which represented about 78 percent of the overall increase. The increase attributable to manufacturing was primarily due to higher costs for employee health benefits, casualty insurance and RV product development activities. Most of the rise in the "Corporate and other" operating loss as shown in the business segment information was attributable to the cost increases in health benefits and casualty insurance. As a percentage of sales, selling expenses increased from 7.1 percent to 7.4 percent and general and administrative expenses rose from 8.0 percent to 9.3 percent.

    Non-operating items in fiscal 2000 totaled a net expense of $3.1 million compared to net income of $6.1 million in fiscal 1999. The change was mainly caused by a 33 percent reduction in investment income and a $4.5 million increase in interest expense on retail inventory floor plan financing. Investment income was lower because of reduced cash balances available for investment purposes. The rise in interest expense on inventory financing largely reflects the growth in retail inventories associated with the expansion of retail operations.

    The Company's effective income tax rate rose from 39.8 percent in fiscal 1999 to 40.5 percent in fiscal 2000. The increase primarily reflects the impact of the amortization of goodwill recorded in conjunction with retail acquisitions, which is not deductible for tax purposes. The impact of the higher tax rate on earnings per share amounted to approximately three cents per share.

  Manufactured Housing:

    Factory sales of manufactured housing in fiscal 2000 declined 7 percent to $1.52 billion from the prior year's record $1.63 billion. Sales figures include intercompany sales to our retail housing division of $312 million in fiscal 2000 and $187 million in fiscal 1999. Factory shipments for fiscal year 2000 were off 10 percent to 59,458 homes.

    Weak market conditions in the manufactured housing industry reduced sales volume and factory operating efficiencies. Industry wholesale shipments to retailers have been declining since May 1999 for the reasons previously discussed.

    Operating income for the housing group, before the adjustment for intercompany manufacturing profit, declined 16 percent in fiscal 2000 to $83.8 million primarily due to the lower sales volume. Gross profit margin improved slightly from 21.4 percent to 21.5 percent of sales, mainly as a result of modest selling price increases and stable raw material costs. As a percentage of sales, operating income in fiscal 2000 was 5.5 percent compared with 6.1 percent in the prior fiscal year.

  Retail Housing Operations:

    Our retail housing division recorded revenues of $592 million in fiscal 2000 on the sale of 14,528 homes. This compares with $332 million and 8,255 homes in the prior fiscal year. Operating income, before interest expense on inventory floor plan financing, declined to $3.8 million from $4.9 million in fiscal 1999. Although sales volume improved with the continuing expansion in the number of retail outlets, profits were constrained by the challenging market environment and higher operating costs. As expected, higher operating costs were incurred for new store openings and the building of infrastructure and systems for this new business. The retail business commenced operations in fiscal 1999, and grew rapidly to 244 retail sales centers as of November 2000. Interest expense for inventory financing, a non-operating expense, increased to $10.8 million in fiscal 2000 from $6.3 million in the prior fiscal year.

  Recreational Vehicles:

    RV revenues in fiscal 2000 were up 11 percent from the prior year to a record $1.92 billion. As a result of a healthy market environment, all three RV divisions posted record sales. Motor home sales increased 13 percent to a new high of $1.19 billion, as shipments rose 9 percent to 16,294 units. Towable RV products also performed well in fiscal 2000, with travel trailer sales rising 8 percent to $599 million and folding trailer sales also increasing 8 percent to $129 million. Travel trailer shipments were up 9 percent to 41,936 units, while folding trailer unit volume increased 3 percent to 21,890.

    RV operating income in fiscal 2000 was $104.1 million, off 5 percent from the prior fiscal year's record $109.9 million. As a percentage of sales, operating income fell from 6.3 percent to 5.4 percent due to lower gross profit margins and higher selling costs. Gross margins were adversely affected by changes in product mix within the motor home and travel trailer divisions, reflecting increased sales of competitively priced products with lower profit margins. This mainly reflected a decision we made to expand product offerings to include lower-priced entry-level travel trailers and Class C motor homes, both of which represent a significant and growing part of the market. The rise in RV selling expenses was mainly driven by higher product warranty costs for all RV divisions and motor home sales promotion programs.

  Supply Operations:

    Revenue for our supply group rose 15 percent to $50 million in fiscal 2000, up from $44 million in fiscal 1999. The increase mainly reflects higher sales from fiberglass manufacturing operations. Operating income of $20.5 million in fiscal 2000 was up 26 percent from the prior year as a result of the higher fiberglass sales, as well as volume increases related to imported parts and components.

Liquidity and Capital Resources

    We have historically relied upon internally generated cash flows to satisfy working capital needs and to fund capital expenditures. In recent periods, however, we have accessed external funding sources to supplement internal cash flows due to greater working capital requirements. Cash provided from operating activities totaled $15.5 million in fiscal 2001, compared to a use of $4.8 million in the similar period last fiscal year. Decreases to receivables ($146 million) and inventories ($90 million), largely a result of the decline in volume, were the primary sources of cash from operating activities. Cash and cash equivalents declined from $135.1 million as of April 30, 2000, to $73.1 million at the end of fiscal 2001. The reduced level of cash and cash equivalents in the current year primarily resulted from the loss from operations of $58.9 million, adjusted for non-cash charges. Other significant cash outlays in the current year included $36.9 million for capital expenditures, $43.3 million in pay downs of retail inventory financing, $17.3 million in distributions on trust preferred securities and $15.1 million in dividends to holders of Common stock.

    As previously noted under "Senior Debt Refinancing," we finalized new outside financing to support expected future working capital needs, and to refinance the senior notes payable and some of the existing inventory flooring liability.

    The revolving credit facility and term loan are collateralized by substantially all of our exisiting and future acquired assets and those of our subsidiaries and impose various restrictions and compliance with financial covenants upon us and our subsidiaries. As a condition of the loan, we are subject to cash dominion under which most cash receipts will be swept daily as payment against the revolver. In addition, we will utilize "zero balance" bank disbursement accounts to which advances on the line of credit will be deposited to cover checks clearing each day. Since the balance of the bank disbursement account returns to zero at the end of each day the outstanding checks will be reflected as a liability. The outstanding check liability will be combined with any positive cash balance accounts to reflect a net book overdraft or a net cash balance for financial reporting.

    The revolving loan with Bank of America will provide funding for the purchase of retail housing inventory at Company-owned stores in seven states. The majority of the retail housing inventory is intended to be financed through one or more wholesale floor plan arrangements. Simultaneous with the signing of the new credit agreement with Bank of America, we entered into a new floor plan agreement with Conseco. We believe that the combination of the Bank of America revolving loan and the floor plan financing will provide sufficient capital to sustain and ultimately expand the retail housing business.

    On June 12, 2001, we filed a registration statement with the Securities and Exchange Commission to register convertible trust preferred securities of a newly formed subsidiary, Fleetwood Capital Trust II. We intend to offer to exchange the new trust preferred securities for the majority of the existing 6% trust preferred securities. We also intend to offer investors the right to purchase trust preferred securities of the new trust for cash, for the purpose of paying income taxes we expect to incur as a result of the exchange offer and to raise an incremental amount of cash to reduce the revolving loan balance.

    In addition to liquidity from the new credit facility, as a result of the significant net loss in fiscal year 2001, we received $50 million from a Federal tax refund late in the first quarter of fiscal year 2002.

    We believe the combination of estimated future cash flows from operations, the tax refund and available lines of credit will be sufficient to satisfy our foreseeable cash requirements for the next 12 months, including up to $35 million for capital expenditures.

New Accounting Pronouncements

    During the first quarter of fiscal 2001, the Emerging Issues Task Force (EITF) issued pronouncement No. 00-14 "Accounting for Certain Sales Incentives." EITF No. 00-14 addresses the recognition, measurement and statement of income classification of various sales incentives such as coupons, rebates and other discounts and was adopted by us during the fourth quarter of fiscal 2001. As a result, certain sales incentives that were previously accounted for as selling expenses were treated as a reduction in revenue.

    During the second quarter of fiscal 2001, the EITF also issued pronouncement No. 00-10 "Accounting for Shipping and Handling Fees and Costs." EITF No. 00-10 governs the accounting treatment and classification of our delivery revenues and certain of our delivery expenses and was adopted by us during the fourth quarter of fiscal 2001. The adoption of this EITF affected the classification of revenues from shipments to customers and certain expenses related to shipping and handling of our product and did not affect our net loss. The net effect has been an overall increase in reported sales figures of approximately 1 percent for fiscal year 2001, 2 percent for fiscal year 2000 and 2 percent for fiscal year 1999. All periods presented have been adjusted to reflect the requirements of EITF Nos. 00-10 and 00-14.

    In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 required companies to record derivatives on the balance sheet as assets or liabilities measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for in income depending on the purpose of the derivative and whether or not it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133, which was amended by SFAS No. 137 and SFAS No. 138, is effective in fiscal years beginning after June 15, 2000. Concurrent with the adoption of SFAS No. 133, the Company is permitted to make a one-time reclassification of securities from the held-to-maturity portfolio to the available-for-sale portfolio. Effective with fiscal year 2002, we will reclassify the entire held-to-maturity portfolio to the available-for-sale portfolio. We believe the adoption of SFAS No. 133 will not have a material impact on the Company's results of operations or financial condition.

    In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for business combinations and is effective for all business combinations after June 30, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and is effective for fiscal years beginning after December 15, 2001, with early adoption permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not previously been issued. The Company is in the process of determining its planned adoption date, as well as the expected impact on earnings and existing goodwill and other intangibles upon adoption which will include the elimination of goodwill amortization and may include additional goodwill impairment. As of April 29, 2001, goodwill totaled $86.9 million and is being amortized over 15 years.

Market Risk

    We are exposed to market risks related to fluctuations in interest rates on marketable investments, cash value of Company-owned life insurance and variable rate debt. Variable rate debt consists of notes payable to Prudential and the liability for flooring of manufactured housing retail inventories. We do not currently use interest rate swaps, futures contracts or options on futures, or other types of derivative financial instruments.

    The vast majority of marketable investments are in fixed rate securities with relatively short maturities, minimizing the effect of interest rate fluctuations on their fair value. The assets underlying the Company-owned life insurance are recorded at fair market value.

    For fixed rate debt and convertible trust preferred securities, changes in interest rates generally affect the fair market value, but not earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not influence fair market value, but do affect future earnings and cash flows. Absent default, we do not have an obligation to prepay fixed rate debt prior to maturity and, as a result, interest rate risk and changes in fair market value should not have a significant impact on such debt until we would be required to refinance it. Holding the variable rate debt balance constant, each one percentage point increase in interest rates occurring on the first day of the fiscal year would result in an increase in interest expense for the coming year of approximately $1.4 million.

    We do not believe that future market interest rate risks related to current marketable investments or current debt obligations will have a material impact on the Company or the results of its future operations.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of
Fleetwood Enterprises, Inc.

    We have audited the accompanying consolidated balance sheets of FLEETWOOD ENTERPRISES, INC. (a Delaware Corporation) and subsidiaries as of April 29, 2001 and April 30, 2000, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended April 29, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fleetwood Enterprises, Inc. and subsidiaries as of April 29, 2001 and April 30, 2000, and the results of their operations and their cash flows for each of the three years in the period ended April 29, 2001 in conformity with accounting principles generally accepted in the United States.

    As explained in Note 1(b) to the financial statements, effective May 1, 2000, the Company changed its method of accounting for its revenue recognition for credit retail housing sales.

/s/ ARTHUR ANDERSEN LLP

Orange County, California
July 30, 2001

FLEETWOOD ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands except per share data)

	Years Ended April
	2001	2000	1999
Net sales:
Manufacturing	$2,221,148	$3,489,732	$3,410,071
Retail	552,904	591,895	332,309
Less intercompany	(242,589)	(312,093)	(186,861)

	2,531,463	3,769,534	3,555,519
Cost of products sold	2,050,447	2,976,920	2,828,295

Gross profit	481,016	792,614	727,224
Operating expenses	587,939	630,438	536,913
Impairment of goodwill	165,850	—	—
Other charges	34,853	—	—

	788,642	630,438	536,913

Operating income (loss)	(307,626)	162,176	190,311
Other income (expense):
Investment income	8,004	11,147	16,590
Interest on senior unsecured notes payable	(6,132)	(4,459)	(3,523)
Interest on inventory floor plan financing	(11,268)	(10,784)	(6,314)
Interest on short-term borrowings	(2,626)	—	—
Other	417	979	(649)

	(11,605)	(3,117)	6,104

Income (loss) before provision (benefit) for income taxes, minority interest and cumulative effect of accounting change	(319,231)	159,059	196,415
Benefit (provision) for income taxes	57,575	(64,461)	(78,146)
Minority interest in Fleetwood Capital Trust, net of tax	(11,158)	(11,104)	(11,148)

Income (loss) before cumulative effect of accounting change	(272,814)	83,494	107,121
Cumulative effect of accounting change, net of tax	(11,176)	—	—

Net income (loss)	$(283,990)	$83,494	$107,121

	Basic	Diluted	Basic	Diluted	Basic	Diluted
Earnings (loss) per Common share:
Income (loss) before cumulative effect of accounting change	$(8.33)	$(8.33)	$2.51	$2.41	$3.16	$2.94
Cumulative effect of accounting change, net of tax	(.34)	(.34)	—	—	—	—

Net income (loss) per Common share	$(8.67)	$(8.67)	$2.51	$2.41	$3.16	$2.94

Weighted average Common shares:
Basic	32,755	33,255	33,880
Diluted	32,755	39,194	40,171

The accompanying notes are an integral part of these statements.

FLEETWOOD ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except share data)

	April 29, 2001	April 30, 2000
ASSETS
Cash	$36,602	$43,649
Marketable investments	29,283	82,129
Receivables	122,944	268,096
Inventories	273,385	343,274
Deferred tax benefits—current	34,413	38,077
Income tax receivable	48,289	—
Other current assets	27,206	31,724

Total current assets	572,122	806,949
Property, plant and equipment, net	294,813	312,067
Marketable investments maturing after one year	7,218	9,364
Deferred tax benefits—non-current	71,945	47,981
Cash value of Company-owned life insurance	64,129	65,610
Goodwill	86,908	254,974
Other assets	45,326	39,748

	$1,142,461	$1,536,693

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$75,394	$133,519
Employee compensation and benefits	64,379	79,304
Federal and state income taxes	—	1,752
Retail flooring liability	85,861	113,271
Motor home chassis inventory financing	11,135	—
Senior unsecured notes payable	80,000	—
Other current liabilities	154,577	162,551

Total current liabilities	471,346	490,397
Deferred compensation and retirement benefits	68,944	67,750
Insurance reserves	28,523	26,241
Long-term senior unsecured notes payable	—	80,000

Total liabilities	568,813	664,388

Contingent liabilities
Company-obligated mandatorily redeemable convertible preferred securities of Fleetwood Capital Trust holding solely 6% convertible subordinated debentures of the Company	287,500	287,500

Shareholders' equity:
Preferred stock, $1 par value, authorized 10,000,000 shares, none outstanding	—	—
Common stock, $1 par value, authorized 75,000,000 shares, outstanding 32,740,000 at April 29, 2001, and 32,712,000 at April 30, 2000	32,740	32,712
Capital surplus	194,338	193,497
Retained earnings	62,212	361,261
Accumulated other comprehensive loss	(3,142)	(2,665)

	286,148	584,805

	$1,142,461	$1,536,693

The accompanying notes are an integral part of these balance sheets.

FLEETWOOD ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Years Ended April
	2001	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(283,990)	$83,494	$107,121
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	29,930	28,567	27,615
Amortization of intangibles and goodwill	6,616	6,513	4,226
Impairment of goodwill	165,850	—	—
Other asset impairment charges	22,675	—	—
(Gains) losses on sales of property, plant and equipment	(417)	(979)	649
Changes in assets and liabilities—
(Increase) decrease in receivables	145,591	(21,781)	(32,794)
(Increase) decrease in inventories	89,607	(80,570)	(3,124)
Increase in income tax receivable	(48,289)	—	—
Increase in deferred tax benefits	(20,300)	(4,489)	(7,638)
(Increase) decrease in cash value of Company-owned life insurance	1,481	(730)	(1,525)
Increase in other assets	(2,494)	(8,292)	(17,195)
Increase (decrease) in accounts payable	(65,495)	(5,406)	694
Increase (decrease) in employee compensation and benefits	(13,731)	(4,044)	18,391
Increase (decrease) in other liabilities	(11,514)	2,960	18,102

Net cash provided by (used in) operating activities	15,520	(4,757)	114,522

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities:
Held-to-maturity	(3,620,600)	(3,853,988)	(5,217,764)
Available-for-sale	(16,285)	(33,441)	(75,902)
Proceeds from maturity of investment securities:
Held-to-maturity	3,647,690	4,002,974	5,237,570
Available-for-sale	3,045	3,895	50,459
Proceeds from sale of available-for-sale investment securities	41,754	30,438	41,044
Purchases of property, plant and equipment	(36,921)	(55,078)	(49,757)
Proceeds from sales of property, plant and equipment	7,689	4,412	10,558
Acquisition of retail companies, net of cash acquired	(650)	(6,696)	(117,975)

Net cash provided by (used in) investing activities	25,722	92,516	(121,767)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale-leaseback transaction	—	15,207	—
Increase in senior unsecured notes payable	—	25,000	—
Dividends to Common shareholders	(15,059)	(24,957)	(24,672)
Motor home chassis inventory financing	11,135	—	—
Retail flooring	(43,277)	(17,297)	31,889
Proceeds from exercise of stock options	—	—	22,826
Purchase of Common stock	—	(67,668)	(24,933)

Net cash provided by (used in) financing activities	(47,201)	(69,715)	5,110

Foreign currency translation adjustment	(1,088)	3	(406)

Increase (decrease) in cash	(7,047)	18,047	(2,541)
Cash at beginning of year	43,649	25,602	28,143

Cash at end of year	$36,602	$43,649	$25,602

Supplementary disclosures:
Interest paid	$19,054	$14,932	$9,749

Income taxes paid	$8,285	$63,807	$84,456

The accompanying notes are an integral part of these statements.

FLEETWOOD ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(Amounts in thousands)

	Common Stock
					Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Amount	Capital Surplus	Retained Earnings		Total Shareholders' Equity
BALANCE APRIL 26, 1998	31,451	$31,451	$54,340	$291,696	$(1,461)	$376,026

Comprehensive income:
Net income	—	—	—	107,121	—	107,121
Other comprehensive income:
Foreign currency translation, net of taxes of $312	—	—	—	—	(406)	(406)
Investment securities, net of taxes of $375	—	—	—	—	(641)	(641)

Comprehensive income	—	—	—	—	—	106,074
Cash dividends declared on Common stock	—	—	—	(24,672)	—	(24,672)
Stock options exercised (including related tax benefits)	952	952	21,874	—	—	22,826
Purchase of Common stock	(765)	(765)	(1,792)	(22,376)	—	(24,933)
Stock issued for acquisitions	3,560	3,560	127,822	—	—	131,382

BALANCE APRIL 25, 1999	35,198	35,198	202,244	351,769	(2,508)	586,703

Comprehensive income:
Net income	—	—	—	83,494	—	83,494
Other comprehensive income:
Foreign currency translation, net of taxes of $2	—	—	—	—	3	3
Investment securities, net of taxes of $91	—	—	—	—	(160)	(160)

Comprehensive income	—	—	—	—	—	83,337
Cash dividends declared on Common stock	—	—	—	(24,957)	—	(24,957)
Purchase of Common stock	(2,758)	(2,758)	(15,865)	(49,045)	—	(67,668)
Stock issued for acquisitions	272	272	7,118	—	—	7,390

BALANCE APRIL 30, 2000	32,712	32,712	193,497	361,261	(2,665)	584,805

Comprehensive loss:
Net loss	—	—	—	(283,990)	—	(283,990)
Other comprehensive income:
Foreign currency translation, net of taxes of $512	—	—	—	—	(1,088)	(1,088)
Investment securities, net of taxes of $349	—	—	—	—	611	611

Comprehensive loss	—	—	—	—	—	(284,467)
Cash dividends declared on Common stock	—	—	—	(15,059)	—	(15,059)
Stock issued for acquisitions	28	28	841	—	—	869

BALANCE APRIL 29, 2001	32,740	$32,740	$194,338	$62,212	$(3,142)	$286,148

The accompanying notes are an integral part of these statements.

FLEETWOOD ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         We are the nation's largest manufacturer of recreational vehicles, including motor homes, travel trailers, folding trailers and slide-in truck campers, and one of the nation's largest producers and retailers of manufactured housing. Fleetwood conducts manufacturing activities in 16 states within the U.S., and to a much lesser extent in Canada. In addition, we operate five supply companies which provide components for the manufactured housing and recreational vehicle operations, while also generating outside sales.

    We entered the manufactured housing retail business in fiscal 1999 through a combination of key acquisitions and internal development of new retail sales centers. At the end of fiscal 2001, we operated 188 retail sales locations in 25 states, and were one of the four largest retailers of manufactured homes in the U.S.

    Fleetwood's business began in 1950 through the formation of a California corporation. The present Company was incorporated in Delaware in September 1977, and succeeded by merger to all the assets and liabilities of the predecessor company. Our principal executive offices are located in Riverside, California.

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

  (b) Revenue recognition:

    For manufacturing operations, sales are generally recorded when title transfers upon shipment of products from factories to the Company's dealers. Sales to Company-owned retail operations are eliminated in consolidation. The vast majority of manufacturing sales are made for cash, with most dealers financing their purchases under flooring arrangements with banks or finance companies. Products are not sold on consignment and dealers do not have the right to return products.

    The Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) No. 00-10 "Accounting for Shipping and Handling Fees and Costs" and EITF No. 00-14 "Accounting for Certain Sales Incentives" were adopted in the fourth quarter of 2001. The adoption of EITF No. 00-10 resulted in the reclassification of manufacturing segment delivery revenue to net sales from operating expenses and the reclassification of delivery expenses to cost of sales from operating expenses. The adoption of EITF No. 00-14 resulted in the reclassification of certain sales incentives to net sales from operating expenses. Prior years' net sales, cost of sales and operating expenses have been reclassified accordingly and had no effect on net income (loss). The net amount of delivery revenue and sales incentives reclassified to net sales was $28 million, $57 million and $65 million in fiscal years 2001, 2000 and 1999, respectively.

    Retail home sales consist of new and pre-owned manufactured homes as well as retailer-installed options and set-up and delivery. The Company also sells pre-owned manufactured homes on consignment from third parties for which the Company records a sales commission when sold to customers. Home sales exclude any sales and use taxes collected.

    To adopt the provisions of the Securities and Exchange Commission (SEC) Staff Accounting Bulletin 101, the Company has changed its revenue recognition policy on credit retail housing sales to a method based on loan funding, which generally occurs with customer acceptance. Prior to the current fiscal year, the Company followed the industry practice of recording credit retail sales when a written contract and down payment were secured. The Company has recorded the cumulative effect of this accounting change on the amount of retained earnings at the beginning of fiscal year 2001 as a charge against net income in the first quarter of fiscal 2001. The after-tax amount of the cumulative effect is $11.2 million, or 34 cents per diluted share. The pro forma results of this accounting change for prior periods have not been presented, because the prior years' information is a compilation of several different accounting systems that were being used by the numerous acquired entities during the initial formation of the retail housing operations. The method and assumptions used in computing the cumulative effect applied at the beginning of the current fiscal year could not reasonably be applied to the previous periods due to the diversity of the accounting systems and records of the acquired entities.

    The Company receives agents' commissions on insurance policies issued by unrelated insurance companies. Insurance commissions are recognized as part of retail revenues at the time the policies are written.

    The Company arranges financing for retail home buyers through various lending institutions for which the Company receives certain financing fees, which are recognized in retail revenues along with the sale of the related home.

  (c) Marketable investments:

    Marketable investments for which the Company has the intent and ability to hold until maturity are classified as held-to-maturity securities. Marketable investments which are purchased principally for the purpose of selling them in the near term for a gain are classified as trading securities. Marketable investments not classified as held-to-maturity or trading are classified as available-for-sale. The Company holds no marketable investments that should be classified as trading securities. Marketable investments classified as available-for-sale are reported on the consolidated balance sheets at their market value. The net unrealized gains or losses for these securities are reported, net of related taxes, as separate components of other comprehensive income. Marketable investments classified as held-to-maturity are reported on the consolidated balance sheets at their amortized cost basis. Interest income from the securities portfolio is accrued as earned including the accretion of discounts and the amortization of premiums based on the original cost of each security owned.

  (d) Foreign currency translation:

    Exchange adjustments resulting from foreign currency transactions are recognized currently in income, whereas adjustments resulting from the translation of non-U.S. functional currency financial statements are reflected in other comprehensive income (loss) as a separate component of shareholders' equity. The assets and liabilities of the Canadian operation (which are not material) are translated to U.S. dollars at current exchange rates. Revenues and expenses are translated at the average exchange rates for the year. Gains or losses on foreign currency transactions in fiscal years 2001, 2000 and 1999 were not material.

  (e) Inventory valuation:

    Inventories are valued at the lower of cost (first-in, first-out) or market. Manufacturing cost includes materials, labor and manufacturing overhead. Retail finished goods are valued at cost less intercompany manufacturing profit. Inventories consist of the following:

	April 29, 2001	April 30, 2000
	(Amounts in thousands)
Manufacturing inventory—
Raw materials	$82,884	$137,497
Work in process	21,171	28,040
Finished goods	6,124	21,349

	110,179	186,886

Retail inventory—
Finished goods	197,029	186,848
Less manufacturing profit	(33,823)	(30,460)

	163,206	156,388

	$273,385	$343,274

  (f) Long-lived assets:

    The Company assesses the recoverability of its long-lived assets, including goodwill, by determining whether the net book value can be recovered through projected cash flows over the remaining life. If projections indicate that long-lived assets will not be recovered, an adjustment is made to reduce the net asset to net realizable value based upon estimated recoverability upon sale, where appropriate, or other estimates of fair value such as discounting future cash flows. Cash flow projections, although subject to a degree of uncertainty, are based on trends of historical performance and management's estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. In fiscal 2001, the Company recorded asset impairment charges of $22.7 million and goodwill impairment charges of $165.9 million. See Notes 5 and 6.

  (g) Depreciation:

    Depreciation is provided using straight-line or accelerated methods based on the following estimated useful lives:

  •
  Buildings and improvements—10-40 years

  •
  Machinery and equipment—3-15 years

  (h) Goodwill:

    Goodwill represents the excess of cost over the fair value of assets acquired and is amortized using the straight-line method over the expected periods to be benefited, which through fiscal 2000, was generally 40 years. In the fourth quarter of fiscal 2001, the Company reduced the amortization period for goodwill from retail acquisitions from 40 years to 15 years. See Note 5.

  (i) Warranty costs and dealer volume rebates:

    Estimated costs related to product warranties and dealer volume rebates are accrued at the time products are sold.

  (j) Research and development costs and advertising expense:

    The Company follows the policy of charging research and development costs against income in the periods incurred. Expenditures for product research and development activities were $19.0 million in fiscal 2001, $22.0 million in fiscal 2000 and $19.2 million in fiscal 1999. Advertising expenditures, which were also charged against income in the periods incurred, totaled $10.2 million in fiscal 2001, $13.7 million in fiscal 2000 and $19.5 million in fiscal 1999.

  (k) Accounting period:

    The Company's fiscal year ends on the last Sunday in April. The year-ending dates for the past three fiscal years were April 29, 2001, April 30, 2000, and April 25, 1999, respectively. Fiscal year 2000 consisted of 53 weeks, compared with 52 weeks for fiscal years 2001 and 1999. Included in the consolidated financial statements are the results of Fleetwood Retail Corp. (FRC), the Company's wholly owned housing retail subsidiary, for the 12-month periods ended March 31, 2001, March 31, 2000, and March 31, 1999. As is customary in the housing retail business, FRC follows a calendar year accounting period.

  (l) Cash flow statements:

    For purposes of these statements, cash includes cash on hand and cash in banks in demand deposit accounts.

  (m) Insurance reserves:

    Insurance reserves primarily represent estimated liabilities for products liability and workers' compensation claims. Workers' compensation reserves mainly consist of estimated case reserves on known claims, as well as a factor for incurred but not reported claims. Products liability reserves include both case reserves on known claims as well as estimated liabilities for claims which have not been reported. Products liability reserves include estimated amounts for unpaid claims and claim adjustment expenses, which are based on historical experience and independent actuarial calculations.

  (n) Use of estimates:

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  (o) Income taxes:

    Deferred income tax assets or liabilities are computed based on the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate. Deferred income tax expenses or benefits are based on the changes in the deferred asset or liability from period to period. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

  (p) Reclassification:

    Manufacturing segment delivery revenues were reclassified to net sales from operating expenses, and delivery expenses were reclassified from operating expenses to cost of sales due to the adoption of EITF No. 00-10. Certain sales incentives were reclassified from selling expense to net sales due to the adoption of EITF No. 00-14. In addition, the distribution on preferred securities was reclassified from other income and expense to minority interest, to more clearly reflect these distributions as a minority interest in the preferred securities of Fleetwood Capital Trust.

  (q) New accounting pronouncements:

    In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 required companies to record derivatives on the balance sheet as assets or liabilities measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for in income depending on the purpose of the derivative and whether or not it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133, which was amended by SFAS No. 137 and SFAS No. 138, is effective in fiscal years beginning after June 15, 2000. Concurrent with the adoption of SFAS No. 133, the Company is permitted to make a one-time reclassification of securities from the held-to-maturity portfolio to the available-for-sale portfolio. Effective with fiscal year 2002, we will reclassify the entire held-to-maturity portfolio to the available-for-sale portfolio. We believe the adoption of SFAS No. 133 will not have a material impact on the Company's results of operations or financial condition.

    In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for business combinations and is effective for all business combinations after June 30, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and is effective for fiscal years beginning after December 15, 2001, with early adoption permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not previously been issued. The Company is in the process of determining its planned adoption date, as well as the expected impact on earnings and existing goodwill and other intangibles upon adoption which will include the elimination of goodwill amortization and may include additional goodwill impairment. As of April 29, 2001, goodwill totaled $86.9 million and is being amortized over 15 years.

(2) Supplemental Information on Insurance and Real Estate Subsidiaries

    The insurance subsidiary was formed primarily for the purpose of insuring products liability risks of the parent company and its subsidiaries. The real estate subsidiary was formed for the purpose of participating in site-built housing construction. As of April 29, 2001, the investment in real estate consisted of raw land, and there were no real estate development activities in process. Condensed financial information for these subsidiaries, excluding intercompany eliminations, is as follows:

	Years Ended April
	2001	2000	1999
	(Amounts in thousands)
Insurance subsidiary:
Investments	$15,435	$42,989	$44,132
Other assets	31,363	17,443	13,936
Reserves for losses	28,866	26,682	26,073
Other liabilities	2,595	4,854	5,758
Net premiums	2,422	3,806	4,327
Underwriting income (loss)	(1,181)	2,061	4,569
Investment income	2,010	2,553	3,069
Net income	481	2,909	4,834
Real estate subsidiary:
Land	$2,800	$2,800	$2,800
Other assets	1,013	1,035	1,056
Net loss	(22)	(21)	(22)

(3) Marketable Investments

    The Company has a cash management program which provides for the investment of excess cash balances primarily in short-term money market instruments and intermediate-term debt instruments. Investments consist of time deposits, U.S. Treasury obligations, tax-exempt instruments and other non-equity type investments stated at cost, which approximates market.

    The following is a summary of investment securities at April 29, 2001, and April 30, 2000.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Amounts in thousands)
April 29, 2001
Available-for-Sale Securities:
U.S. Treasury securities and obligations of U.S. government agencies	$7,069	$95	$—	$7,164
U.S. corporate securities	5,920	24	23	5,921
Foreign corporate securities	2,275	21	8	2,288

	$15,264	$140	$31	$15,373

April 30, 2000
Available-for-Sale Securities:
U.S. Treasury securities and obligations of U.S. government agencies	$9,672	$—	$196	$9,476
U.S. corporate securities	19,336	6	240	19,102
Foreign government obligations	59	—	—	59
Foreign corporate securities	14,149	19	92	14,076
Other debt securities	563	—	—	563

	$43,779	$25	$528	$43,276

    The amortized cost and estimated fair value of the securities at April 29, 2001, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Cost	Fair Value
	(Amounts in thousands)
April 29, 2001
Available-for-Sale:
Due in one year or less	$8,195	$8,209
Due after one year through five years	3,183	3,228
Due after five years through 10 years	3,886	3,936

	$15,264	$15,373

Held-to-Maturity:
All due in one year or less	$21,128	$21,128

    Investment income for fiscal years 2001, 2000 and 1999 consisted of the following:

	2001	2000	1999
	(Amounts in thousands)
Interest income	$8,018	$11,396	$16,787
Gross realized gains	135	138	1
Gross realized losses	(103)	(287)	(43)
Investment management fees	(46)	(100)	(155)

	$8,004	$11,147	$16,590

(4) Property, Plant and Equipment

    Property, plant and equipment is stated at cost and consists of the following:

	2000	1999
	(Amounts in thousands)
Land	$22,920	$27,297
Buildings and improvements	291,194	321,789
Machinery and equipment	160,838	157,147
Idle facilities, net of accumulated depreciation	42,978	30,068

	517,930	536,301
Less accumulated depreciation	(223,117)	(224,234)

	$294,813	$312,067

    Idle facilities included closed plants and certain other properties which are not in current use by the Company. There were 20 idle plant facilities at the end of fiscal 2001 and 10 idle plant facilities at the end of fiscal 2000. During fiscal 2001, one partial facility and two idle facilities were activated, two idle facilities were sold, one of which had been closed during the year, and 13 other existing facilities were deactivated.

    The carrying value of idle facilities was $42,978,000 at April 29, 2001, and $30,068,000 at April 30, 2000, net of accumulated depreciation of $30,314,000 and $12,980,000, respectively. In the opinion of management, the carrying values of idle facilities are not in excess of net realizable value.

(5) Retail Acquisitions and Goodwill

    The goodwill amount presented on the financial statements primarily resulted from the acquisition of retail housing operations during fiscal years 2000 and 1999. The acquisitions were accounted for as purchases and were valued based on the estimated fair value of the assets acquired and liabilities assumed with respect to each acquisition at the dates of acquisition. Preliminary purchase price allocations were made pending subsequent settlements and earnouts based on performance in periods subsequent to acquisition.

    As of April 29, 2001, accumulated amortization totaled $19.4 million. Net goodwill from sources other than acquisitions of retail operations was $5.0 million, and almost entirely originated from the previous acquisition of a folding trailer operation.

    The Company periodically evaluates the recoverability of goodwill resulting from business acquisitions and measures the amount of impairment, if any, by assessing current and future levels of income and cash flows as well as other factors, such as business trends and prospects and market and economic conditions. Conditions in the manufactured housing market have been in a state of decline for the past two fiscal years, but have further deteriorated in recent fiscal quarters. Excess retail locations and inventory, combined with tightened consumer credit standards and high consumer repossession levels, resulted in lower sales volume and retail store closings. This prompted the evaluation of the recoverability of goodwill. Based on the evaluation, a $165.9 million reduction to the value of goodwill related to prior acquisitions of retail business was recorded. The impairment was measured by calculating the fair value of each impaired retail acquisition based on discounted future cash flows for 15 years and comparing the result to the carrying amount of the goodwill. The discount rate used to calculate the present value was 9.5 percent, which is the Company's computed cost of capital. The excess of the carrying amount over fair value was recorded as a charge. Some of the factors considered in the determination of the 15 years were 1) the effect of market and economic conditions on the business, 2) the ease of entering and exiting the business, 3) the sensitivity to interest rates and financing availability and 4) sustainability of the factors that contributed to paying the seller an amount in excess of book value. The Company also reduced the amortization period for goodwill from 40 years to 15 years. The effect of this change was to increase the net loss in the fourth quarter by $887,000 or $.03 per share.

    Below is a summary of the details of retail housing acquisitions:

	Years Ended April
	2001	2000	1999
	(Amounts in thousands)
DETAILS OF ACQUISITIONS:
Fair value of assets acquired	$28,826	$21,096	$381,449
Liabilities assumed	28,176	6,194	121,951

Acquisition price	650	14,902	259,498
Less cash acquired	—	(816)	(10,141)
Less Common stock issued for acquisitions	—	(7,390)	(131,382)

Net cash paid for acquisitions	$650	$6,696	$117,975

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for acquisitions	—	$7,390	$131,382
Common stock issued in settlement of acquisition-related liability	$869	—	—

    Had the acquisitions occurred at the beginning of fiscal year 1999, the unaudited and pro forma results would be as follows:

	Years Ended April
	2001	2000	1999
	(Amounts in thousands except per share data)
Net sales	$2,531,463	$3,851,177	$3,729,334
Diluted net income (loss)	(283,990)	94,948	118,603
Diluted earnings (loss) per share	$(8.67)	$2.42	$2.86
Diluted weighted average shares outstanding	32,755	39,217	41,524

(6) Other Charges

    The other expenses incurred in fiscal year 2001 include $22.7 million for the writedown of impaired assets, $9.9 million for restructuring costs and $2.3 million for other charges.

Writedown of Impaired Assets

    The Company determined that the current net book value of five closed manufactured housing facilities, one retail housing administrative office and 98 retail sales centers exceeded net realizable value as a result of the continuing weakness in the manufactured housing market stemming from excessive retail inventories and a slowing of retail sales. The writedown of assets related to retail housing operations resulted from the decision to close certain retail sales centers and to transfer the management responsibility of others to an unrelated third party. Net realizable values were determined based on estimated recoverability upon sale, where appropriate, or other estimates of fair value such as discounting estimated future cash flows. The Company recorded a pre-tax charge for asset impairment of $22.7 million during fiscal year 2001.

Restructuring and Other Charges

    During the current fiscal year, the Company recorded pre-tax restructuring charges of $9.9 million, of which $5.1 million related to the reduction of the workforce. The balance of the restructuring charges were for facility costs in connection with the shutdown of both housing and RV plants. These actions were taken in response to the downturn in the recreational vehicle business and the tight manufactured housing market. The Company eliminated 388 management and administrative positions during fiscal 2001 in the RV and housing groups as well as at the corporate headquarters. In addition, approximately 2,000 production assembly positions were terminated as a result of plant closings. The other charges of $2.3 million relate to one-time commissions for retail housing sales associates. Following is a table summarizing the balance of the reserves related to these charges:

	Balance at April 30, 2000	Additions charged to costs and expenses	Payment or utilization	Balance at April 29, 2001
Severance costs	$—	$5,117	$(4,213)	$904
Commissions	—	2,275	(2,275)	—
Miscellaneous shutdown costs	—	4,786	(3,510)	1,276

	$—	$12,178	$(9,998)	$2,180

(7) Senior Unsecured Notes Payable

    On April 22, 1996, the Company assumed from a discontinued finance subsidiary $80,000,000 in notes payable to The Prudential Insurance Company of America (Prudential). The debt is subject to certain financial covenants as defined in the loan agreement. One $25,000,000 note matured and was paid off on schedule in August 1996. The other two notes have floating interest rates and mature in November 2001 and June 2005. The floating rates are based on the three-month LIBOR rate. On November 5, 1999, the Company issued a new $25,000,000 note payable to Prudential with a fixed interest rate of 7.14 percent and a maturity date of November 2003.

    As a result of the cumulative impact of net losses incurred throughout fiscal 2001, in February 2001 the Company notified Prudential that it was in violation of certain balance sheet covenants related to the notes. Pursuant to negotiations, the Company entered into a forbearance agreement with Prudential dated April 23, 2001. Among other matters, the forbearance agreement called for limitations on new debt and on amounts outstanding under existing borrowing arrangements, a 3.0 percent interest rate increase on each of the notes, retroactive to February 1, 2001, and delivery of a satisfactory refinancing commitment by May 15, 2001. Under the agreement, Prudential agreed to delay the enforcement of its remedies for the covenant violations, primarily acceleration of the maturity of the notes. Notwithstanding Prudential's forbearance, because the debt may be subject to acceleration, the aggregate principal balance of the notes is reflected on the accompanying balance sheet as of April 29, 2001, as a current obligation. Under the terms of the agreement, on May 15, 2001, the Company made a principal payment of $4.3 million plus accrued interest on the $30.0 million note due in November 2001. On June 22, 2001, the Company executed an extension to the forbearance agreement to July 31, 2001, and paid an additional $7.5 million as a reduction to principal.

    On July 27, 2001, the Company and Bank of America, N.A., as the lead agent for a syndicate of lenders, executed a three-year revolving credit facility for up to $230 million plus a $30 million two-year term loan. At the current time, syndicate commitments for an aggregate of $195 million, which includes the $30 million term loan, have been finalized. The revolving credit facility bears interest at variable interest rates based on a base rate of Bank of America's prime rate or LIBOR. The facility is secured by substantially all of the Company's existing and future assets except certain inventories and the cash value of Company-owned life insurance. Advances under the revolving credit facility are limited by the available borrowing base of eligible accounts receivable and inventories and are subject to a minimum excess availability of $80 million at closing, reducing thereafter to $50 million. The new credit facility agreement contains customary affirmative and negative covenants including covenants requiring the maintenance of specified financial ratios and compliance with certain financial tests. A portion of the proceeds from the new credit facility was used to retire the Prudential debt. A principal payment of $68.2 million, prepayment penalties of $2.2 million, and accrued interest of $663,000 was remitted to Prudential on July 30, 2001, as part of the closing for the new credit facility.

    Interest expense on these notes totaled $6.3 million for fiscal 2001, $4.5 million in fiscal 2000 and $3.5 million in fiscal 1999.

Maturity	Amounts	Current Interest Rate
	(In thousands)
Due in 2001	$30,000	8.67%
Due in 2003	25,000	10.14
Due in 2005	25,000	8.65

	$80,000

(8) Convertible Trust Preferred Securities

    On February 10, 1998, Fleetwood Capital Trust, a Delaware business trust (the Trust) wholly owned by the Company, completed a $287.5 million private placement of 5,750,000 shares of 6% Convertible Trust Preferred Securities (the Securities) with a liquidation value of $50 per security. The combined proceeds from the issuance of the Securities and the purchase by the Company of the common securities of the Trust were invested by the Trust in 6% convertible subordinated debentures (the Debentures) in the aggregate principal amount of $296.4 million, due February 15, 2028, issued by the Company. The Debentures are the sole assets of the Trust and eliminate in consolidation.

    Distributions on the Securities are cumulative and are paid quarterly in arrears at an annual rate of 6%. The Company has the option to defer payment of the distributions for an extended period of up to 20 consecutive quarters, so long as the Company is not in default in the payment of interest on the Debentures. Considered together, the undertakings under the Trust, the related Indentures and Guarantees and the convertible subordinated Debentures constitute a full and unconditional guarantee by the Company of the Trust's obligations under the Securities.

    The Securities are convertible, at the option of the holder, at any time at the rate of 1.02627 shares of Fleetwood Common stock (i.e., a conversion price of $48.72 per Common share), subject to adjustment in certain circumstances. Since February 15, 2001, the Debentures have been redeemable in whole or in part, at the option of the Company, on or after February 15, 2001, at a price equal to 103.75 percent of the principal amount plus accrued and unpaid interest, declining annually to par if redeemed on or after February 15, 2006. The Securities are subject to mandatory redemption to the extent of any early redemption of the Debentures and upon maturity of the Debentures on February 15, 2028.

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

	Qualified Plans	Non-Qualified Plans	Total
	(Amounts in thousands)
2001	$18,672	$3,266	$21,938
2000	24,899	4,103	29,002
1999	22,944	3,828	26,772

    In addition to non-qualified retirement plans, the Company has a deferred compensation plan that allows for the voluntary deferral of a portion of managers' compensation. Participant balances in the various non-qualified plans are credited with interest at a rate set at the discretion of the Company which, for the three years ended April 2001, was the prime rate as published by a major U.S. bank. To enhance security for the benefits payable under these plans, the Company has established a "Rabbi Trust," funded with Company-owned life insurance (COLI) policies on the lives of participants. The assets of the trust are not generally available to the Company or its creditors except in the event of the Company's insolvency. In March 1999, the Company effected an exchange under Section 1035 of the Internal Revenue Code, in which most of the policies from the original insurance carrier were exchanged for policies with a new carrier. No premium payments were made in fiscal 1999 or fiscal 2000. In fiscal 2001, a premium payment of $5.5 million was made. Also in fiscal 2001, $7.0 million was withdrawn and $3.0 million was borrowed from the trust in the form of a policy loan to pay participant benefits. The total liability for benefits accrued under the non-qualified plans at the end of fiscal 2001 and fiscal 2000 totaled $68.9 million and $67.8 million, respectively. The cash values of the related trust assets reflected in the accompanying balance sheets were $64.1 million and $65.6 million, respectively, at those same dates.

(10) Income Taxes

    The provision (benefit) for income taxes for each of the three years in the period ended April 29, 2001, is summarized below:

	2001	2000	1999
	(Amounts in thousands)
Current:
U.S. Federal	$(39,028)	$55,916	$70,458
Foreign	499	1,974	1,545
State	(1,213)	11,011	12,459

	(39,742)	68,901	84,462

Deferred, principally Federal:
Insurance reserves	394	6,304	(1,768)
Restructuring accruals	(13,526)	—	—
Other	(4,701)	(10,744)	(4,548)

	(17,833)	(4,440)	(6,316)

	$(57,575)	$64,461	$78,146

    The provisions (benefits) for income taxes computed by applying the Federal statutory rate to income before taxes are reconciled to the actual provisions for fiscal years 2001, 2000 and 1999 as follows:

	2001		2000		1999
	Amount	%	Amount	%	Amount	%
	(Amounts in thousands)
Income before provision for income taxes:
U.S. Federal	$(320,361)	100.4%	$154,423	97.1%	$191,418	97.5%
Foreign	1,130	(.4)	4,636	2.9	4,997	2.5

	$(319,231)	100.0%	$159,059	100.0%	$196,415	100.0%

Computed statutory tax	$(111,731)	(35.0)%	$55,671	35.0%	$68,745	35.0%
State income taxes, net	(2,621)	(.8)	6,757	4.2	8,927	4.6
Impairment of goodwill	54,048	16.9	—	—	—	—
Other items, net	2,729.9		2,033	1.3	474.2

	$(57,575)	18.0%	$64,461	40.5%	$78,146	39.8%

    The components of the Company's deferred tax benefits at April 29, 2001, and April 30, 2000, were as follows:

	2001	2000
	(Amounts in thousands)
Insurance reserves	$14,241	$11,527
Deferred compensation	26,765	26,312
Product warranty reserves	23,047	24,660
Dealer volume rebates	6,173	7,793
Depreciation	1,723	628
Restructuring accruals	13,526	—
Other financial accruals	20,883	15,138

	$106,358	$86,058

    The net deferred tax asset summarized above is considered realizable; however, the amount could be reduced if tax rates are reduced in the future.

(11) Retail Flooring Liability and Motor Home Chassis Inventory Financing

    Retail flooring liability represents amounts borrowed by Company-owned retail sales centers to finance inventory purchases of manufactured homes. All but a minor portion of the amount outstanding at April 29, 2001, was financed under agreements with a national floor plan lender that provides for a security interest in the units financed and repayment at the time the units are sold. Substantially all amounts outstanding bear interest at the current prime rate (8.0 percent at fiscal year end). During the second fiscal quarter, the Company entered into a flooring arrangement secured by motor home chassis inventory. The arrangement provides for a maximum credit line of $40 million at interest rates tied to six-month U.S. Treasury Notes. Amounts borrowed mature approximately 180 days from the date of borrowing or upon the use of the related chassis. As of April 29, 2001, amounts outstanding under the credit line totaled $11.1 million at an average interest rate of 9.25 percent.

    A portion of the proceeds from the new revolving credit facility and cash reserves were used to retire the motor home chassis line and pay down the retail flooring liability.

(12) Other Current Liabilities

    Other current liabilities consist of the following:

	At April 29, 2001	At April 30, 2000
	(Amounts in thousands)
Dividends payable to shareholders	$1,309	$6,215
Dealer volume rebates	15,526	26,548
Product warranty reserves	59,818	63,492
Other	77,924	66,296

	$154,577	$162,551

(13) Fair Value of Financial Instruments

    The Company has estimated the fair value of its financial instruments in compliance with Statement of Financial Accounting Standard No. 107, "Disclosure About Fair Value of Financial Instruments." The

estimates were made as of April 29, 2001, and April 30, 2000, based on relevant market information. Financial instruments include cash, investments, cash value of Company-owned life insurance, retail flooring liability, motor home chassis inventory financing, notes payable and convertible preferred securities. See Note 3 regarding discussion on investments. The estimated fair value of financial instruments and the valuation techniques used to estimate the fair value were as follows (amounts in thousands):

	April 29, 2001		April 30, 2000
	Book Value	Estimated Fair Value	Book Value	Estimated Fair Value
Cash	$36,602	$36,602	$43,649	$43,649
Cash value of Company-owned life insurance	64,129	64,129	65,610	65,610
Retail flooring liability	85,861	85,861	113,271	113,271
Motor home chassis inventory financing	11,135	11,135	—	—
Senior unsecured notes payable	80,000	80,000	80,000	79,249
Convertible preferred securities	287,500	104,938	287,500	119,313

    CASH, CASH VALUE OF COMPANY-OWNED LIFE INSURANCE, RETAIL FLOORING, MOTOR HOME CHASSIS INVENTORY FINANCING AND LONG-TERM DEBT:  The fair values approximate book values.

    CONVERTIBLE PREFERRED SECURITIES:  The fair values reflect the average of bid and ask prices of trades executed in close proximity to fiscal year end by the financial institution that served as the underwriter for Fleetwood Capital Trust I and continues to make a market in the securities.

(14) Contingent Liabilities

    As is customary in the manufactured housing and recreational vehicle industries, the Company is contingently liable at April 29, 2001, under the terms of repurchase agreements with many financial institutions providing inventory financing for retailers of the Company's products. The contingent liability under these agreements approximates the amount financed, reduced by the resale value of any products which may be repurchased, and the risk of loss is spread over numerous retailers and financial institutions. Losses under these agreements have not been significant in the past.

    The Company is a defendant in a purported class action in the case of McManus v. Fleetwood Enterprises, Inc., which is pending in the U.S. District Court for the Western District of Texas, San Antonio Division. The complaint attempts to establish a class of purchasers of our Class A motor homes for the model years 1994-1999 and makes claims with respect to the alleged breach of express and implied warranties, negligent misrepresentation, fraudulent concealment, and violation of various state statutes in connection with the ability of such motor homes to tow an automobile or other vehicle or cargo. Only limited discovery has been completed. The Company continues to deny the material allegations in the complaint while asserting a vigorous defense to that end. It is not possible at this time to properly assess the risk of an adverse verdict or the magnitude of possible exposure.

    In February 2000, the Company was served with a purported class action filed on behalf of nine present or former associates of our Idaho manufactured housing facility. The complaint in the matter of Bristow et al., v. Fleetwood Enterprises, Inc. et al., was filed in the U.S. District Court in Idaho and alleges that, as a result of our management incentive pay system and other policies, associates have been permitted or encouraged to work off the clock and through lunch and rest breaks and that overtime pay claims have been suppressed in violation of the Federal Fair Labor Standards Act and state laws. On February 20, 2001, the Magistrate Judge conditionally certified a class of plaintiffs composed of certain production associates and supervisors of our housing and recreational vehicle groups. Notice to potential class members will be issued. The Company continues to deny the material allegations in the complaint and are asserting a vigorous defense to that end.

    On August 14, 2000, another purported class action complaint was filed by Ms. Bristow along with a Jane Doe alleging sexual harassment. On January 19, 2001, an amended complaint, entitled Bogen, et al., v. Fleetwood Enterprises, Inc., was filed in the U.S. District Court in Idaho by six plaintiffs, including Ms. Bristow, alleging gender discrimination and sexual harassment as a result of a sexually hostile environment at four manufacturing centers. The plaintiffs are attempting to establish a national class action and are requesting compensatory and punitive damages, litigation expenses and attorneys' fees. No motion for class certification has been filed in the matter. The Company has denied the material allegations in the amended complaint and plan to assert a vigorous defense.

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

(15) Leases

    Most of the Company's retail sales locations and certain of its other facilities are leased under terms that range from monthly to seven years. Management expects that in the normal course of business, leases will be renewed or replaced by other leases for the continuing operations. Rent expense was $13.7 million, $9.5 million and $4.7 million in fiscal years 2001, 2000 and 1999, respectively.

(16) Results by Quarter (Unaudited)

    The unaudited results by quarter for fiscal years 2001 and 2000 are shown below (amounts in thousands except per share data):

Fiscal Year Ended April 2001:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$720,121	$749,130	$514,825	$547,387
Operating income (loss)	(24,078)	6,036	(230,218)	(59,366)
Income (loss) before taxes, minority interest and cumulative effect of accounting change	(26,567)	1,268	(231,075)	(62,857)
Net loss for basic and diluted loss per share before cumulative effect of accounting change	(19,941)	(3,410)	(204,958)	(44,505)
Cumulative effect of accounting change, net of tax	(11,176)	—	—	—

Net loss for basic and diluted loss per share	(31,117)	(3,410)	(204,958)	(44,505)
Basic and diluted loss per share:
Loss before cumulative effect of accounting change	$(.61)	$(.10)	$(6.26)	$(1.36)
Cumulative effect of accounting change, net of tax	(.34)	—	—	—

Net loss per share	$(.95)	$(.10)	$(6.26)	$(1.36)
Weighted average Common shares:
Basic and diluted	32,758	32,758	32,755	32,755

Fiscal Year Ended April 2000:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$971,229	$1,027,099	$866,028	$905,178
Operating income	49,956	54,742	32,717	24,761
Income before taxes and minority interest	49,590	54,727	31,848	22,894
Net income for basic earnings per share	26,360	29,792	15,902	11,440
Net income for diluted earnings per share	29,147	32,573	18,686	14,192
Earnings per share:
Basic	$.77	$.91	$.49	$.35
Diluted	.72	.84	.48	.37
Weighted average Common shares:
Basic	34,383	32,917	32,724	32,748
Diluted	40,364	38,851	38,653	38,657

(17) Earnings Per Share

    Basic earnings per share are computed by dividing income available to Common stockholders by the weighted average number of Common shares outstanding. Diluted earnings per share in fiscal years 2000 and 1999 included the effect of potential shares outstanding from dilutive stock options and dilutive preferred securities. In fiscal 2000 and 1999, after-tax distributions on preferred securities are added to net income to arrive at earnings used in the diluted earnings per share calculation. The effect of stock options and preferred securities were anti-dilutive in fiscal 2001, and were, therefore, not added back to determine diluted earnings (loss). The table below shows the calculation components of earnings per share for both basic and diluted earnings per share.

	At April 29, 2001		At April 30, 2000		At April 25, 1999
	Income (Loss)	Weighted Average Shares	Income	Weighted Average Shares	Income	Weighted Average Shares
	(Amounts in thousands)
Earnings (loss) used for basic EPS before cumulative effect of accounting change	$(272,814)	32,755	$83,494	33,255	$107,121	33,880
Effect of dilutive securities:
Stock options	—	—	—	38	—	390
Preferred securities	—	—	11,104	5,901	11,148	5,901

Earnings (loss) used for diluted EPS before cumulative effect of accounting change	$(272,814)	32,755	$94,598	39,194	$118,269	40,171

Anti-dilutive options available were 3,566,633, 2,172,689 and 764,804 for the fiscal years ended 2001, 2000 and 1999, respectively.

(18) Accumulated Other Comprehensive Loss Balances

    The Company has adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. The following reflects the balances and activity, net of tax, for the components of accumulated other comprehensive loss for the period:

	Foreign Currency Items	Unrealized Gains (Losses) on Securities	Accumulated Other Comprehensive Loss
	(Amounts in thousands)
Balance April 30, 2000	$(2,162)	$(503)	$(2,665)
Foreign currency translation adjustment	(1,088)	—	(1,088)
Unrealized gains	—	643	643
Reclassification adjustment for gains included in net income, net of taxes of $19	—	(32)	(32)

Net	(1,088)	611	(477)

Balance April 29, 2001	$(3,250)	$108	$(3,142)

(19) Stock-Based Incentive Compensation Plans

    Under the Company's Amended and Restated 1992 Stock-Based Incentive Compensation Plan, stock options may be granted to officers and other key employees of the Company for the purchase of up to 6,900,000 shares of the Company's Common stock. Expiration dates for the options may not exceed 10 years from the date of grant. Under a separate plan for non-employee directors adopted during fiscal 1993, up to 200,000 shares have been authorized for distribution of options. Automatic grants are made annually under this plan. The Company accounts for these plans using the intrinsic method under which no compensation cost is recognized for stock option grants as the options are granted at fair market value at date of grant.

    Had compensation costs for these plans been determined using the fair value method, under which a compensation cost is recognized over the vesting period of the stock option based on its fair value at the date of grant, the Company's net income (loss) and earnings (loss) per share would have been reduced to the following pro forma amounts:

		2001	2000	1999
		(Amounts in thousands except per share data)
Net income (loss):	As reported	$(283,990)	$83,494	$107,121
	Pro forma	(285,161)	80,299	101,347
Diluted earnings (loss) per share:	As reported	$(8.67)	$2.41	$2.94
	Pro forma	(8.71)	2.05	2.52

    Because the fair value method of accounting has not been applied to options granted prior to May 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future fiscal years.

    The following is a summary of the stock option activity (including those from the expired plan) for employees and non-employee directors for fiscal years 2001, 2000 and 1999.

	2001		2000		1999
	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price
Outstanding at beginning of year	3,087,136	$26.06	2,610,793	$28.29	2,163,424	$22.19
Granted	933,500	9.15	523,237	15.26	1,452,452	32.03
Exercised	—	—	—	—	(951,851)	20.06
Forfeited	(454,003)	26.19	(46,894)	29.50	(53,232)	30.66

Outstanding at end of year	3,566,633	$21.55	3,087,136	$26.06	2,610,793	$28.29

Exercisable at end of year	2,380,167	$25.74	2,206,595	$27.60	1,663,316	$27.32

Weighted average fair value of options granted		$5.08		$4.27		$11.78

    The 3,566,633 options outstanding at April 29, 2001, have exercise prices ranging from $8.90 to $39.63 and a weighted average remaining contractual life of 7.2 years.

    The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in fiscal years 2001, 2000 and 1999, respectively: risk-free interest rates of 5.0 percent, 6.0 percent and 6.0 percent; expected dividend yields of 1.3 percent, 5.0 percent and 3.0 percent; expected lives of six years; and expected volatility of 62 percent, 39 percent and 35 percent.

(20) Stockholder Rights Plan

    On September 15, 1998, the Company's Board of Directors adopted a new stockholder rights agreement to replace the previous plan which expired on November 9, 1998, granting certain new rights to holders of the Company's Common stock. Under the new plan, which was effective November 10, 1998, one right was granted for each share of Common stock held as of November 9, 1998, and one right will be granted for each share subsequently issued. Each right entitles the holder, in an unfriendly takeover situation and after paying the exercise price (currently $160), to purchase Fleetwood Common stock having a market value equal to two times the exercise price. Also, if the Company is merged into another corporation, or if 50 percent or more of the Company's assets are sold, then rightholders are entitled, upon payment of the exercise price, to buy common shares of the acquiring corporation at a 50 percent discount from their then-current market value. In either situation, these rights are not available to the acquiring party. However, these exercise features will not be activated if the acquiring party makes an offer to acquire all of the Company's outstanding shares at a price which is judged by the Board of Directors to be fair to all Fleetwood stockholders. The rights may be redeemed by the Company under certain circumstances at the rate of $.02 per right. The stockholder rights plan dated September 15, 1998, was amended on May 30, 2001. The rights will expire on November 9, 2008. As of April 30, 2001, the Company amended the rights agreement in certain respects and filed a report on Form 8-K with the SEC.

(21) Industry Segment Information

    The Company conducts manufacturing operations principally in two industries, manufactured housing and recreational vehicles, as well as retail operations in the manufactured housing business. On a smaller scale, the Company operates supply companies which provide fiberglass parts, lumber and other wood components to its primary businesses while also generating outside sales. Manufacturing operations are conducted in the United States and to a much lesser extent in Canada. Retail operations are conducted exclusively in the U.S. The operations of the Company's wholly owned insurance and real estate subsidiaries have been included in the "Corporate and Other" category because the impact on consolidated operating income is not material. Operating profit is total revenue less cost of sales and operating expenses. None of the following items have been included in the computation of operating profit for the individual operating segments: corporate expenses, non-operating income and expenses and income taxes. Identifiable assets are those assets used in the operation of each industry segment. Corporate assets primarily consist of cash, investments, deferred tax benefits, cash value of Company-owned life insurance, other assets and idle facilities. Information with respect to industry segments as of April 29, 2001, April 30, 2000, and April 25, 1999, and for each of the years then ended is set forth as follows:

	Manufactured Housing	Recreational Vehicles	Supply Operations	Retail	Corporate and Other	Adjustments and Eliminations	Total
	(Amounts in thousands)
2001
Operating revenues	$981,366	$1,206,790	$32,992	$552,904	$2,421	$(245,010)	$2,531,463

Operating profit (loss) before goodwill impairment and non-recurring charges	$43,115	$(66,667)	$6,114	$(60,870)	$(28,615)	$—	$(106,923)
Goodwill impairment	—	—	—	—	165,850	—	165,850
Other charges	12,219	6,399	—	16,235	—	—	34,853

Operating profit (loss)	$30,896	$(73,066)	$6,114	$(77,105)	$(194,465)	$—	$(307,626)

Identifiable assets	$217,710	$272,864	$31,239	$337,301	$283,347	$—	$1,142,461
Depreciation	10,545	7,676	1,882	7,398	2,429	—	29,930
Amortization	—	—	—	—	6,616	—	6,616
Capital expenditures	4,579	10,839	1,363	16,034	4,106	—	36,921
2000
Operating revenues	$1,517,681	$1,921,604	$50,447	$591,895	$3,806	$(315,899)	$3,769,534
Operating profit (loss)	69,362	104,082	20,483	3,845	(35,596)	—	162,176
Identifiable assets	253,444	358,034	36,750	529,054	359,411	—	1,536,693
Depreciation	12,396	8,240	1,999	3,575	2,357	—	28,567
Amortization	—	—	—	—	6,513	—	6,513
Capital expenditures	7,352	8,323	1,038	36,142	2,223	—	55,078
1999
Operating revenues	$1,631,076	$1,735,016	$43,979	$332,309	$4,327	$(191,188)	$3,555,519
Operating profit (loss)	83,933	109,915	16,255	4,851	(24,643)	—	190,311
Identifiable assets	282,896	300,821	41,344	420,512	485,611	—	1,531,184
Depreciation	13,487	8,088	2,148	1,552	2,340	—	27,615
Amortization	—	—	—	—	4,226	—	4,226
Capital expenditures	13,014	10,421	1,171	19,375	5,776	—	49,757

(22) Postretirement Health Care Benefits

    The Company provides health care benefits to certain retired employees from retirement age to when they become eligible for Medicare coverage. Employees become eligible for benefits after meeting certain age and service requirements. The cost of providing retiree health care benefits is actuarially determined and accrued over the service period of the active employee group.

    The components of the net periodic postretirement benefit cost are as follows (amounts in thousands):

	2001	2000	1999
Service cost—benefits earned during the year	$670	$492	$500
Interest cost on projected benefit obligation	1,096	600	546
Recognized net actuarial gain or loss	943	394	394
Transition of prior service cost	(642)	—	—

Net periodic postretirement benefit cost	$2,067	$1,486	$1,440

    The changes in the benefit obligation and plan assets and the funded status of the postretirement benefit plan are as follows (amounts in thousands):

	At April 29, 2001	At April 30, 2000
Change in projected postretirement benefit obligation:
Projected benefit obligation at beginning of year	$9,507	$8,715
Service cost	670	492
Interest cost	1,096	600
Actuarial loss	221	—
Net benefits paid	(470)	(300)
Current year prior service cost	(3,876)	—

Projected benefit obligation at end of year	$7,148	$9,507

Funded status	$7,148	$9,507
Unrecognized net actuarial loss	(6,031)	(6,753)
Unrecognized prior service cost	3,234	—

Accrued postretirement benefits	$4,351	$2,754

    The discount rate was 6.75 percent and 7.00 percent in fiscal years 2001 and 2000, respectively. The health care cost trend rate for medical and prescription drug benefit begins at 9.00 percent and grades down over seven years to an ultimate level of 5.00 percent per year. The health care cost trend rate for dental and vision benefits begins at 7.00 percent and grades down over seven years to an ultimate level of 5.00 percent per year. A 1 percent increase in the assumed health care cost trend rate would increase the total service cost and interest cost by $336,000 and the accumulated postretirement benefit obligation (APBO) by $1,041,000. A 1 percent decrease in the assumed health care cost trend rate would decrease the total service cost and interest cost by $294,000 and the APBO by $913,000.

Item 9. Disagreements with Accountants on Accounting and Financial Disclosure Matters

    None

PART III

Item 10. Directors and Executive Officers of the Registrant

    The information regarding directors and executive officers as required by Items 401 and 405 of Regulation S-K is set forth in Part I of this report under the caption "Executive Officers of the Company" and in our 2001 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after April 29, 2001, and, exclusive of the information set forth under the captions "Compensation Committee Report on Executive Compensation," "Audit Committee Report" and "Performance Graph," by this reference is incorporated herein.

Item 11. Management Remuneration and Transactions

    The information required by Item 402 of Regulation S-K is set forth in our 2001 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after April 29, 2001, and by this reference is incorporated herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management

    The information required by Item 403 of Regulation S-K is set forth in our 2001 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after April 29, 2001, and by this reference is incorporated herein.

Item 13. Certain Relationships and Related Transactions

    The information regarding certain relationships and related transactions, if any, as required by Item 404 of Regulation S-K is set forth in our 2001 Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after April 29, 2001, and by this reference is incorporated herein.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	Financial Statements
	(1)	Financial Statements included in Part II of this report:
Report of Independent Public Accountants
Consolidated Statements of Income for each of the three years in the period ended April 29, 2001
Consolidated Balance Sheets at April 29, 2001, and April 30, 2000
Consolidated Statements of Cash Flows for each of the three years in the period ended April 29, 2001
Consolidated Statements of Changes in Shareholders' Equity for each of the three years in the period ended April 29, 2001
Notes to Consolidated Financial Statements
	(2)	Financial Statement Schedules
Financial statement schedules not filed have been omitted for the reason that the required information is shown in the financial statements or notes thereto, the amounts involved are not significant, or the required matter is not present.
	(3)	Exhibits and Index to Exhibits*:
		3.	(a)	Restated Certificate of Incorporation.(1)
			(b)	Amendment to Restated Certificate of Incorporation.(2)
			(c)	Restated Bylaws of the Company.(2)
			(d)	Amendment and Restatement of Article VII of Bylaws filed herewith.
			(e)	Amendment and Restatement of Section 3.02 of Bylaws filed herewith.
		4.	(a)	Rights Agreement dated as of September 15, 1998, between the Company and the First National Bank of Boston.(3)
			(b)	Amendment to Rights Agreement dated as of April 30, 2001, between Fleet National Bank (f/k/a First National Bank of Boston) and the Company.(4)
			(c)	Amended Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock filed herewith.
		9.	Not applicable.
		10.	Material Contracts.
			(a)	Form of employment agreement between the Company and senior executive officers filed herewith.
			(b)	Form of employment agreement re: change in control between the Company and senior officers filed herewith.
			(c)	Amended and Restated Deferred Compensation Plan.(5)
			(d)	Amended and Restated Supplemental Benefit Plan.(5)
			(e)	Amended and Restated Long-Term Incentive Compensation Plan.(5)
			(f)	Amended and Restated Benefit Restoration Plan.(5)
			(g)	Amended and Restated 1992 Stock-Based Incentive Compensation Plan filed herewith.
			(h)	Amended and Restated 1992 Non-Employee Director Stock Option Plan filed herewith.
			(i)	Senior Executive Incentive Compensation Plan.(6)
			(j)	Operating Agreement between Fleetwood Enterprises, Inc. and Fleetwood Credit Corp.(7)

(k) Form of Indemnification Agreement filed herewith.
(l) Operating Agreement dated as of February 7, 2001, between the Company and Associated Dealers, Inc. (ADI) filed herewith.
(m) Credit Agreement dated as of July 27, 2001, between and among the Company and Bank of Ameria, N.A., (Administration Agent), CIT Group/Business Credit, Inc., Citicorp USA, Inc., Foothill Capital Corporation, and Heller Financial, Inc. filed herewith.
	11.	Not applicable.
	12.	Not applicable.
	13.	Not applicable.
	18.	Not applicable.
	19.	Not applicable.
	21.	Subsidiaries of the Registrant.
	22.	Not applicable.
	23.	Consent of independent public accountants.
	24.	Not applicable.
(b)	Reports on Form 8-K
On March 1, 2001, the Company filed a report on Form 8-K regarding downgraded credit ratings announced by Moody's and Standard & Poor's.
*	These documents were included with previous filings as shown below and are hereby incorporated by reference:
(1)	Item 3 (a):	Filed with the Company's 10-K Annual Report for the year ended April 28, 1985 (File No. 001-07699 and incorporated herein by reference).
(2)	Items 3(b) and 3(c):	Filed with the Company's 10-K Annual Report for the year ended April 26, 1987 (File No. 001-07699 and incorporated herein by reference).
(3)	Item 4(a)	Filed with the Company's registration statement on Form 8-A on October 28, 1998 (File No. 001-07699 and Incorporated herein by reference).
(4)	Item 4(b):	Filed with the Company's report on Form 8-K on May 30, 2001 (File No. 001-07699 and incorporated herein by reference).
(5)	Items 10(c), 10(d), 10(e) and 10(f):	Filed with the Company's 10-K Annual Report for the year ended April 28, 1996 (File No. 001-07699 and incorporated herein by reference).
(6)	Item 10(i)	Filed with the Company's 10-K Annual Report for the year ended April 24, 1994 (File No. 001-07699 and incorporated herein by reference).
(7)	Item 10(j)	Filed with the Company's 10-K Annual Report on June 7, 1996 (File No. 001-07699 and incorporated herein by reference).

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLEETWOOD ENTERPRISES, INC. REGISTRANT
By	BOYD R. PLOWMAN

Boyd R. Plowman Senior Vice President—Finance and Chief Financial Officer

Date: July 30, 2001

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ GLENN F. KUMMER Glenn F. Kummer	Chairman	July 30, 2001
/s/ NELSON W. POTTER Nelson W. Potter	President, Chief Executive Officer and Director (Principal Executive Officer)	July 30, 2001
/s/ BOYD R. PLOWMAN Boyd R. Plowman	Senior Vice President—Finance, Chief Financial Officer and Assistant Secretary (Principal Financial and Accounting Officer)	July 30, 2001
/s/ PAUL D. BORGHESANI Paul D. Borghesani	Director	July 30, 2001
/s/ DOUGLAS M. LAWSON Douglas M. Lawson	Director	July 30, 2001
/s/ WALTER F. BERAN Walter F. Beran	Director	July 30, 2001
/s/ JOHN T. MONTFORD John T. Montford	Director	July 30, 2001

QuickLinks

FLEETWOOD ENTERPRISES, INC. PART I
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings in Which We Are Involved
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Stock and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition
  Item 8. Financial Statements and Supplementary Data
  Item 9. Disagreements with Accountants on Accounting and Financial Disclosure Matters
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Management Remuneration and Transactions
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
PART IV
  Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES