Form 10-Q
period 2001-07-29
FLEETWOOD ENTERPRISES INC/DE/
filed 2001-08-30
CIK 314132

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, DC   20549


                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

    X                OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended July 29, 2001


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

Class                                    Outstanding at July 27, 2001
_________________________                _____________________________
Common stock, $1 par value               32,759,196 shares


Item 1.  Condensed Financial Statements


    The following unaudited interim condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Such financial statements have been reviewed by Arthur Andersen LLP in accordance with standards established by the American Institute of Certified Public Accountants. As indicated in their report included herein, Arthur Andersen LLP does not express an opinion on these statements.
	Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. In the Company's opinion, the statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the periods ending July 29, 2001 and July 30, 2000, and the balances as of July 29, 2001 and April 29, 2001. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the board of directors and shareholders of Fleetwood Enterprises, Inc.:


    We have reviewed the accompanying condensed consolidated balance sheet of FLEETWOOD ENTERPRISES, INC. (a Delaware Corporation) and subsidiaries as of July 29, 2001, and the related condensed consolidated statements of income and cash flows for the thirteen-week periods ended July 29, 2001 and July 30, 2000, respectively, and the condensed consolidated statement of changes in shareholders' equity for the thirteen-week period ended July 29, 2001. These financial statements are the responsibility of the Company's management.

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

    We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Fleetwood Enterprises, Inc. and subsidiaries as of April 29, 2001, and the related consolidated statements of income, cash flows and changes in shareholders' equity for the year then ended (not presented herein), and, in our report dated July 30, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of April 29, 2001, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




ARTHUR ANDERSEN LLP



Orange County, California
August 29, 2001


             FLEETWOOD ENTERPRISES, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF OPERATIONS (CONDENSED)
             (Amounts in thousands except per share data)
                              (Unaudited)

                                            13 Weeks Ended
                                       July 29, 2001    July 30, 2000
Net sales:
  Manufacturing                          $490,347          $643,493
  Retail                                  108,511           157,554
  Less intercompany                       (34,726)          (80,926)
                                         --------          ---------
                                          564,132           720,121

Cost of products sold                     453,840           573,023
                                          -------          --------
  Gross profit                            110,292           147,098

Operating expenses                        119,905           157,707
Other charges                                  -             13,469
                                          -------           --------
                                          119,905           171,176
                                          -------           -------
  Operating loss                           (9,613)          (24,078)

Other income (expense):
  Investment income                         1,007             1,993
  Interest on senior unsecured
    notes payable                          (3,922)           (1,399)
  Interest on inventory floor
    plan financing                         (1,495)           (3,036)
  Interest on short-term borrowing           (164)              (75)
  Other                                        23                28
                                           ------             ------
                                           (4,551)           (2,489)
                                           ------             -----
Loss before benefit for income taxes,
  minority interest and cumulative
  effect of accounting change             (14,164)          (26,567)
Benefit for income taxes                    5,826             9,413
Minority interest in Fleetwood Capital
  Trust, net of tax                        (2,789)           (2,787)
                                           ------            ------
Loss before cumulative effect of
  accounting change                       (11,127)          (19,941)
Cumulative effect of accounting change,
  net of tax                                   --           (11,176)
                                           ------            -------
Net loss                                 $(11,127)         $(31,117)
                                         ========          ========

                                      Basic   Diluted    Basic   Diluted
Loss per Common share:
  Loss before cumulative effect
    of accounting change              $(.34)   $(.34)   $(.61)   $(.61)
Cumulative effect of accounting
    change, net of tax                   -        -      (.34)    (.34)
                                      -----    -----      ----    -----

Net loss per Common share             $(.34)   $(.34)   $(.95)   $(.95)
                                      =====    ======    =====   =====

Weighted average Common shares:
  Basic                                   32,756             32,758
  Diluted                                 32,756             32,758
                                          ======             ======

Dividends declared per share of Common
  stock outstanding                         $.04               $.19
                                            ====               ====

See accompanying notes to financial statements.

                FLEETWOOD ENTERPRISES, INC AND SUBSIDIARIES
               CONSOLIDATED BALANCE SHEETS (CONDENSED)
                    (Amounts in thousands except share data)

                   ASSETS
                                        (Unaudited)
                                        July 29,              April 29,
                                           2001                   2001
Cash                                     $ 51,542              $ 36,602
Marketable investments                     32,225                29,283
Receivables                               128,990               122,944
Inventories                               261,147               273,385
Deferred tax benefits - current            34,908                34,413
Income tax receivable                       4,842                48,289
Other current assets                       28,271                27,206
                                          --------              --------
   Total current assets                   541,925               572,122

Property, plant and equipment, net        292,062               294,813
Marketable investments maturing
  after one year                            3,784                 7,218
Deferred tax benefits - non-current        66,598                71,945
Cash value of Company-owned
  life insurance                           64,719                64,129
Goodwill and intangible assets             87,002                86,908
Other assets                               46,801                45,326
                                         --------              ---------
                                       $1,102,891            $1,142,461
                                       ==========            ==========

           LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                          $85,152              $ 75,394
Employee compensation and benefits         61,325                64,379
Retail flooring liability                  60,030                85,861
Motor home chassis inventory financing         -                 11,135
Senior unsecured notes payable             68,188                80,000
Other current liabilities                 166,321               154,577
                                         --------              --------
   Total current liabilities              441,016               471,346
                                         --------               -------
Deferred compensation and
  retirement benefits                      70,892                68,944
Insurance reserves                         28,429                28,523
                                          -------                ------
     Total liabilities                    540,337               568,813
                                          -------                ------

Contingent liabilities

Company-obligated manditorily redeemable convertible
  preferred securities of Fleetwood Capital Trust holding
  solely 6% convertible subordinated debentures
  of the Company                          287,500               287,500
                                          -------                ------

Contingent liabilities

Shareholders' equity:
  Preferred stock, $1 par value, authorized
   10,000,000 shares, none outstanding        --                    --
  Common stock, $1 par value, authorized
   75,000,000 shares, outstanding 32,759,000
   at July 29, 2001 and 32,740,000 at
   April 29, 2001                          32,759                32,740
  Capital surplus                         194,762               194,338
  Retained earnings                        49,774                62,212
  Accumulated other comprehensive loss     (2,241)               (3,142)
                                          -------               --------
                                          275,054               286,148
                                         --------              --------
                                       $1,102,891            $1,142,461
                                       ==========            ==========

See accompanying notes to financial statements.

FLEETWOOD ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONDENSED)
(UNAUDITED)
(Amounts in thousands)

                                                13 Weeks Ended
                                      July 29, 2001        July 30, 2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                $(11,127)            $(31,117)
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
  Depreciation expense                     6,892                7,280
  Amortization of intangibles and
    goodwill                                  -                 1,662
  Other asset impairment charges              -                 9,400
  Gain on sales of property,
     plant and equipment                    (955)                 (28)
  Changes in assets and liabilities:
   (Increase) decrease in receivables     (6,046)              98,376
   (Increase) decrease in inventories     12,238              (79,550)
   Decrease in income tax receivable      43,447                   --
   (Increase) decrease in deferred
     tax benefits                          4,852               (4,607)
   Increase in cash value of Company-owned
    life insurance                          (590)              (5,747)
   Increase in other assets               (2,634)              (1,734)
   Increase (decrease) in accounts
     payable                               9,758              (35,286)
   Decrease in employee compensation
    and benefits                          (1,106)              (1,769)
   Increase (decrease) in other
    liabilities                           12,050               (3,278)
                                         -------              -------
Net cash provided by (used in)
   operating activities                   66,779              (46,398)
                                         -------               ------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities
  available-for-sale                    (550,634)            (737,828)
Proceeds from sale of investment
  securities available-for-sale          551,091              770,592
Purchases of property, plant and
  equipment, net                          (3,186)              (8,759)
Acquisition of retail companies, net
  of cash acquired                            --                 (650)
                                         -------               -------
Net cash provided by (used in)
  investing activities                    (2,729)              23,355
                                         -------              -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends to Common shareholders          (1,311)              (6,219)
Motor home chassis inventory financing   (11,135)                  --
Retail flooring                          (25,831)              12,250
Short-term bank borrowings                    --               25,000
Payment of senior unsecured notes
  payable                                (11,812)                  --
Proceeds from exercise of stock options       43                   --
                                         -------              -------
Net cash provided by (used in)
  financing activities                   (50,046)              31,031
                                          ------              -------
Foreign currency translation adjustment      936                  231
                                          ------              -------
Increase in cash                          14,940                8,219
Cash at beginning of period               36,602               43,649
                                          ------              -------
Cash at end of period                    $51,542              $51,868
                                         ========             =======



FLEETWOOD ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONDENSED)
(UNAUDITED)
PAGE 2
(Amounts in thousands)
                                              13 Weeks Ended
                                     July 29, 2001       July 30, 2000
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:

  Cash paid during the period for -
  Interest                               $ 3,772              $ 4,375
  Income taxes                               796                1,268
                                         =======              =======
DETAILS OF ACQUISITIONS:
  Fair value of assets acquired               --              $28,826
  Liabilities assumed                         --               28,176
                                         -------              -------
  Acquisitions price                          -                   650
  Less cash acquired                          --                   --
                                         -------              -------
  Net cash paid for acquisitions              --                 $650
                                         =======              =======
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Common stock issued in settlement of
   acquisition-related liability            $400                 $618
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


           FLEETWOOD ENTERPRISES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CHANGES
               IN SHAREHOLDERS' EQUITY (CONDENSED)
                       (UNAUDITED)
                  (Amounts in thousands)

                                                   Accumulated
                                                     Other
                                                     Compre-
               Common Stock                         hensive    Total
               Number            Capital  Retained  Income Shareholders'
              of Shares  Amount  Surplus  Earnings  (Loss)    Equity

Balance April 29,
  2001        32,740    $32,740  $194,338  $62,212 $(3,142)   $286,148
                                                              --------
Comprehensive income (loss):

  Net loss      --        --          --   (11,127)     --     (11,127)

  Other comprehensive income:

   Foreign currency translation,
    net of taxes of
     $624      --       --           --        --      936         936

   Investment securities,
    net of taxes
     of $21      --        --          --       --      (35)       (35)
                                                                ------
Comprehensive income (loss)                                    (10,226)
                                                                ------

Cash dividends declared on
  Common stock  --        --         --     (1,311)      --     (1,311)

Stock options exercised (including related
  tax benefits    4          4        39      --        --          43

Stock issued for
  acquisitions   15         15       385      --        --         400
               ----       ----     ------    -----    -----     ------
Balance July 29,
  2001       32,759    $32,759  $194,762    $49,774  $(2,241) $275,054
             ======    =======  ========   ========  =======  ========

See accompanying notes to financial statements.



                 FLEETWOOD ENTERPRISES, INC. AND SUBSIDIARIES

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            JULY 29, 2001
                             (Unaudited)


1)  Reference to Annual Report

    Reference is made to the Notes to Consolidated Financial Statements included in the Company's Form 10-K annual report for the year ended April 29, 2001.

2)  Industry Segment Information

    Information with respect to industry segments for the periods ending July 29, 2001 and July 30, 2000 is shown below (amounts in thousands):

                                              13 Weeks Ended
                                     July 29, 2001    July 30, 2000
    OPERATING REVENUES:

    Manufactured housing -
       Manufacturing                   $216,232        $317,499
       Less intercompany                (34,726)        (80,926)
                                      ---------        --------

                                        181,506         236,573
       Retail                           108,511         157,554
                                        -------         -------
                                        290,017         394,127

     Recreational vehicles   	        266,308         317,514
     Supply operations                    7,807           8,480
                                        ---------       --------

                                       $564,132        $720,121
                                       ========        ========
    OPERATING INCOME (LOSS):

    Manufactured housing*               $21,029         $(2,006)
    Housing - retail**                  (12,019)         (5,437)
    Recreational vehicles               (17,810)        (13,281)
    Supply operations                     2,207           2,156
    Corporate and other                  (3,020)         (5,510)
                                      ---------        --------

                                        $(9,613)       $(24,078)
                                      =========        ========

    *  After deduction (addition) for intercompany profit in inventory as follows:
                                        $(4,838)         $4,089
                                          =====         =======

    **  Before deduction of interest expense on inventory floor plan financing as follows:
                                         $1,495          $3,036
                                         ======          ======


3)  Earnings Per Share

    Basic earnings per share is computed by dividing income available to Common stockholders by the weighted average number of Common shares outstanding. The effect of stock options and preferred securities were anti-dilutive and were, therefore, not added back to determine diluted earnings (loss). The table below shows the calculation components of earnings per share for both basic and diluted earnings per share
   (amounts in thousands):

                                    13 Weeks Ended       13 Weeks Ended
                                    July 29, 2001        July 30, 2000
                                    ----------------      ----------------

                                           Weighted              Weighted
                                            Average               Average
                                   Loss    Shares        Loss    Shares
                                   ------  -------       ------  -------
    Basic and diluted loss
     before cumulative effect of
     accounting change           $(11,127)  32,756      $(19,941) 32,758

    Cumulative effect of accounting
     change                            --       --       (11,176) 32,758
                                 ---------  ------        ------  ------

    Basic and diluted loss       $(11,127)  32,756      $(31,117) 32,758
                                  =======   ======       =======  ======

4)  Inventory Valuation

    Inventories are valued at the lower of cost (first-in, first-out) or market. Manufacturing cost includes materials, labor and manufacturing overhead. Retail finished goods are valued at cost less intercompany manufacturing profit. Inventories consist of the following:

                                        July 29, 2001   April 29, 2001
                                      ----------------   --------------
                                         (Amounts in thousands)

    Manufacturing inventory-
      Raw materials                          $89,955         $82,884
      Work in process                         21,691          21,171
      Finished goods                          19,133           6,124
                                             -------        --------
                                             130,779         110,179
                                             -------        --------

    Retail inventory-
      Finished goods                         159,353         197,029
      Less manufacturing profit              (28,985)        (33,823)
                                             -------        --------
                                             130,368         163,206
                                             -------        --------

                                            $261,147        $273,385
                                            ========        ========

5)  Other Charges

    The other charges incurred in the first quarter of fiscal year 2001 included $9.4 million for the writedown of impaired assets, $1.8 million for restructuring costs and $2.3 million for other non-recurring charges. In the first quarter of fiscal year 2002 there were not any restructuring or impairment charges, and all but $690,000 of previous restructuring costs have been paid.

6)  Cumulative Effect of Accounting Change

    In the first quarter of fiscal year 2001, we changed our revenue recognition policy on credit retail housing sales to a method based on loan funding, which generally occurs with customer acceptance. Prior to fiscal year 2001, we followed the industry practice of recording credit retail sales when a written contract and down payment were secured. We recorded the cumulative effect of this accounting change on the amount of retained earnings at the beginning of fiscal year 2001 as a charge against net income in the first quarter of fiscal 2001. The after-tax amount of the cumulative effect was $11.2 million, or 34 cents per diluted share.

7)  New Accounting Pronouncements

    During the fourth quarter of fiscal 2001, the Company adopted Emerging Issues Task Force (EITF) No. 00-10, "Accounting for Shipping and Handling Fees and Costs" and No. 00-14, "Accounting for Certain Sales Incentives." The adoption of EITF No. 00-10 affected the classification of revenues from shipments to customers and certain expenses related to shipping and handling of our product and did not affect our net loss. The adoption of EITF No. 00-14 required certain sales incentives that were previously accounted for as selling expenses to be treated as a reduction in revenue and did not affect our net loss. The net effect of these pronouncements has been an overall increase in reported sales figures of approximately 1 percent. All periods presented have been adjusted to reflect the requirements of EITF No.'s 00-10 and 00-14.


    In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities measured at fair value. Effective with fiscal year 2002, we have adopted SFAS No. 133 and concurrently (as permitted by SFAS No.
    133) have reclassified the held-to-maturity investment portfolio to the available-for-sale portfolio.

    In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and is effective for fiscal years beginning after December 15, 2001, with early adoption permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not previously been
    issued.   Effective April 30, 2001, we adopted SFAS No. 142, "Goodwill and
    Other Intangible Assets," which requires that goodwill not be amortized but instead be tested at least annually for impairment and expensed against earnings when the implied fair value of a reporting unit, including goodwill, is less than its carrying amount. Since the new requirements were recently published the fair values of the respective reporting units have not been determined. We are permitted six months from the adoption date to complete a preliminary review of goodwill for impairment and will record any necessary adjustments prior to the end of fiscal year 2002. The results of the fair value evaluation are expected to be completed in the second quarter. The adoption of the new standard resulted in net loss decreasing by $1.5 million or $0.05 per share for the quarter ended
    July 29, 2001. Comparative pro forma results for the three months ended July 30, 2000 would have reduced loss before cumulative effect of change in accounting principle and net loss by $1.7 million or $0.05 per share. We had $87.0 million and $253.7 million of goodwill on our balance sheet at July 29, 2001 and July 30, 2000, respectively.

8)  Subsequent Event - New Credit Facility

    On July 27, 2001, we entered into an agreement for a senior secured credit facility to be funded by a syndicate of banks led by Bank of America. The loan is structured as a three-year revolving credit line for up to $230 million plus a $30 million two-year term loan. At the current time, syndicate commitments for an aggregate of $220 million, which includes the $30 million term loan, have been finalized. The revolving credit line bears interest, at our option, at variable rates based on either Bank of America's prime rate or one, two or three month LIBOR. Substantially all of our existing and future assets except certain inventories and the cash value of the Company-owned life insurance secure the facility. Advances under the revolving credit line are limited by the available borrowing base of eligible accounts receivable and inventories and were subject to a minimum excess availability of $80 million at funding, reducing thereafter to $50 million. The credit agreement contains customary affirmative and negative covenants, some of which require the maintenance of specified financial ratios and compliance with certain financial tests, including a cumulative year-to-date EBITDA requirement commencing with our second quarter - (see Management's Discussion and Analysis). A portion of the proceeds from the new credit facility was used to retire the senior unsecured notes payable held by the Prudential Insurance Company of America (Prudential). A principal payment of $68.2 million, prepayment penalties of $2.3 million, and accrued interest of $663,000 was remitted to Prudential on July 30, 2001, as part of the funding of the new facility.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Preliminary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements which may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. Forward-looking statements regarding future events and the future performance of the Company involve risks and uncertainties that could cause actual results to differ materially. These risks and uncertainties include, without limitation, continued weakness in the manufactured housing and the recreational vehicle markets, the availability of wholesale and retail financing in the future and changes in retail inventory levels in the
manufactured housing and recreational vehicle industries.   Additionally,
other risks and uncertainties are described in our Annual Report on Form 10-K for the fiscal year ended April 29, 2001 filed with the Securities and Exchange Commission, under "Item 1-Business," including the section therein entitled "Risks Relating to Our Business," and "Item 7-Management's Discussion and Analysis of Results of Operations and Financial Condition," including the section therein entitled "Business Outlook."

The following is an analysis of changes in key items included in the consolidated statements of income for the 13-week period ended July 29, 2001, compared to the 13-week period ended July 30, 2000.


                                              13 Weeks Ended
                                              July 29, 2001
                                              (Unaudited)

                                           Increase       %
(Amounts in thousands)                    (Decrease)    Change

Sales                                     $(155,989)    (21.7)%
Cost of products sold                      (119,183)    (20.8)
                                          ---------      ----
  Gross profit                              (36,806)    (25.0)

Selling expenses                            (17,923)    (25.5)
General and administrative expenses         (19,879)    (22.8)
Other charges                               (13,469)      --
                                           --------      ----

Operating expenses and other charges        (51,271)    (30.0)

  Operating loss                            (14,465)    (60.1)

Other expense                                 2,062      82.8
                                            -------      ----

Loss before taxes, minority interest and
  cumulative effect of accounting change    (12,403)    (46.7)

Benefit for income taxes                     (3,587)    (38.1)
Minority interest in Fleetwood Capital Trust,
  net of tax                                      2       --
                                            -------      ---

Loss before cumulative effect
  of accounting change                       (8,814)    (44.2)

Cumulative effect of accounting change,
  net of tax                                (11,176)       --
                                             ------      ----

Net loss                                   $(19,990)   (64.2)%
                                           ========     =====

Current Quarter Compared to Same Quarter Last Year

Consolidated Results:

We incurred a net loss in the first quarter of fiscal 2001 of $11.1 million or 34 cents per diluted share compared to a loss of $31.1 million or 95 cents per diluted share in last year's July quarter. The loss in the current period primarily resulted from a 22 percent decrease in sales, along with an erosion in gross profit margin from 20.4 percent to 19.6 percent. Partially offsetting the lower sales and reduced margin was a 24 percent decline in
operating expenses before other charges.   In addition, last year's loss
included restructuring and impairment charges of $13.5 million and an $11.2 million (after tax) charge for the cumulative effect of a change in accounting policy related to revenue recognition. In terms of earnings per share for the prior year, the restructuring and impairment charges and the cumulative effect of the change in accounting amounted to 27 cents and 34 cents, respectively.

Consolidated revenues fell $156.0 million to $564.1 million compared to $720.1 million in last year's first quarter. All business segments experienced lower sales due to weak market conditions, with the housing business suffering additional adverse effects from restrictive financing.

Manufacturing gross margin fell from 18.1 percent to 17.6 percent mainly due to lower RV margins. Gross profit for the RV segment declined from 13.4 percent to 10.8 percent of sales in the current year, due to higher freight and direct labor costs resulting from new product introductions. Gross margins for the manufactured housing segment improved from 22.5 percent to
25.3 percent due to lower material costs.

Operating expenses decreased $51.3 million to $119.9 million, and fell as a percentage of sales from 23.8 percent to 21.3 percent. The dollar decrease was primarily due to lower sales, downsizing of manufacturing and retail operations and the absence of $13.5 million of other charges related to restructuring and impairment from the prior year. Selling expenses decreased $17.9 million, or 26 percent, due to lower warranty and advertising costs. General and administrative expenses declined $19.9 million and decreased as a percentage of sales from 12.1 percent to 12.0 percent due to staff reductions resulting from manufacturing plant and retail store closures.

Non-operating expense rose $2.1 million to $4.6 million, mainly due to higher
interest expense on the unsecured debt and lower investment income.   Included
in the $3.9 million of interest on senior unsecured notes payable was $2.3 million for yield maintenance charges related to the early retirement of the senior unsecured notes on July 30, 2001. Investment income was down 49 percent from the prior year as a result of lower interest rates and lower invested balances.

Manufactured Housing:

Gross manufacturing revenues of $216.2 million were off 32 percent from the prior year and included $34.7 million of intercompany sales to Company-owned retail home centers. Manufacturing unit volume declined 35 percent to 7,769 homes, but the number of sections was off a lesser 32 percent to 14,082 due to the continuing shift in sales mix toward multi-section homes. Multi-section homes represented 78 percent of factory sales versus 70 percent last year.

Sales volume was below the prior year because of a weaker manufactured housing market, which has been adversely affected by excessive retail inventories, competition from repossessed units, and restrictive retail financing conditions. During the past 30 months, lenders have increased credit standards and down payment requirements for retail buyers. These actions, combined with an increase in interest rates, have eliminated many potential buyers of new manufactured homes. We anticipate that industry wholesale shipments will continue to be weak until the current inventory imbalance is resolved, the timing of which depends on the availability and terms of retail financing.

Operating income, before elimination of intercompany profit, increased from $2.1 million to $16.2 million, and operating margin rose from less than .7 percent to 7.5 percent of sales. Excluding asset impairment charges from the prior year results, operating margin for the housing group would have been 3.6 percent of sales. Last year, asset impairment charges related to plant closings reduced operating earnings by $9.4 million. The increase to earnings, despite the decline in volume due to the aforementioned weak market conditions, was due to improved gross margin and reduced operating expenses. Gross profit margin for the housing group improved from 22.5 percent to 25.3 percent of sales, mainly as a result of lower raw material costs. More efficient material usage and improved product pricing contributed to the higher gross margin. Housing group operating costs, excluding asset impairment and restructuring charges, fell 35 percent as a result of reductions in product warranty costs and advertising expenses.

Recreational Vehicles:

Recreational vehicle sales declined 16 percent to $266.3 million compared to $317.5 million for last year's first quarter. Travel trailer revenues were $106.6 million, down $35.3 million or 25 percent on a 28 percent decline in unit volume, reflecting weak market conditions and a delayed introduction of
new fifth-wheel floor plans.   Motor home revenues for the quarter fell 9
percent to $134.1 million on a 16 percent drop in shipments. Deliveries of Class A products rose 9 percent to 1,572 units while Class C shipments fell 73 percent to 161 units, reflecting the closure of two Class C manufacturing plants toward the end of the fourth quarter and the related lag in achieving full production in the facility to which the product was transferred. Folding trailer sales fell 10 percent to $25.7 million on a 19 percent dip in unit volume. The disproportionate drop in folding trailer shipments to revenues reflects the introduction of the larger, higher- priced Caravan into the sales mix since last July.

The RV group incurred an operating loss of $17.8 million in the first quarter compared to a loss of $13.3 million a year ago. The $4.5 million increase was primarily caused by the decline in sales and gross profit margin erosion, largely due to lower travel trailer margins. Operating expenses declined $9.3 million and decreased from 17.6 percent of sales to
17.5 percent in the current year. The largest decline was in employee compensation due to staff reductions resulting from downsizing actions.

Supply Operations:

The supply group contributed first quarter revenues of $7.8 million compared to $8.5 million a year ago. Operating income remained constant at $2.2 million despite lower sales due to improved gross margins resulting from lower material cost as a percentage of sales.

Retail Housing Operations:

Retail housing revenues decreased 31 percent to $108.5 million in the first quarter. Last year, sales were adjusted downward by approximately $18 million due to a change in accounting for credit retail sales. Also as a result of the accounting change, we incurred a one-time cumulative charge against earnings of $11.2 million after taxes. Unit sales from Fleetwood retail stores declined from last year by about 29 percent to 2,646 homes. The retail division incurred an operating loss of $12.0 million for the current quarter compared to a loss of $5.4 million a year ago. The increased operating loss was the result of a weak market environment and lower gross margins stemming from competitive conditions and discounting aged inventory. Operating expenses declined 23 percent due to lower volume, store closures and reduced staffing. Interest expense on inventory financing decreased by 50 percent from $3.0 million to $1.5 million, reflecting the 37 percent drop in inventories and lower interest rates. The retail housing segment was operating 156 stores at the end of July compared to 240 at the end of July a year ago.

Business Outlook

We currently expect fiscal 2002 second quarter results to approach breakeven. Results for the second quarter that will end on October 28, 2001, are expected to be adversely affected by continuing weakness in the manufactured housing and RV markets. For more than two years, the manufactured housing industry has been affected by excessive retail inventories and a slowing of retail sales caused by restrictive financing conditions. Encouraging progress has occurred with respect to reducing industry inventory levels and production capacity, but weak market conditions are expected to continue until the inventory imbalance is fully resolved. Within the RV sector, retail demand began to soften late in fiscal year 2000 and dealers began to reduce their inventories, which were relatively high. Today, inventory levels are more appropriately sized for current market conditions. Until the economy and consumer demand improves, we anticipate RV sales will show only modest improvement. Over the previous 15 months we have closed 14 manufacturing plants and have closed or transferred nearly 100 retail housing stores and reduced our staffing by over one third. We have downsized our operations to meet current demand. Even though we do not expect to see a significant turnaround in sales in the near future, we believe our operations are sized properly for the current conditions in order to return to profitability in fiscal year 2002.

Under the terms of the bank credit agreement, we are required to generate cumulative EBITDA for the first two quarters of fiscal 2002 of $15 million. As indicated in the accompanying financial statements, EBITDA for our first quarter was a negative $2.7 million, necessitating that we generate EBITDA in the second quarter of $17.7 million to be in compliance with the bank covenant. Given our business outlook for the second quarter, which anticipates continuing weakness in the manufactured housing and RV markets, we may be unable to generate sufficient earnings to comply with the covenant. If this were to occur, the Company would be in default under the credit agreement and could be subject to the remedies available to the lenders. In the event we find ourselves at risk of default, we will make every effort to negotiate a satisfactory solution with our lenders but cannot be certain that we will be able to do so.

Liquidity and Capital Resources

We have historically relied upon internally generated cash flows to satisfy working capital needs and to fund capital expenditures. In recent periods, however, primarily due to operating losses, we have used external funding sources to supplement internal cash flows. Cash totaling $66.8 million was generated from operating activities during the quarter compared to cash used in the comparable period in the prior year of $46.4 million. The increased cash flow from operations resulted primarily from a $50.3 million refund of Federal taxes paid in prior periods. In addition, a $12.2 million reduction in inventories in the first quarter contributed to the positive cash flow. Cash and cash equivalents increased from $73.1 million as of April 29, 2001, to $87.6 million at the end of July 2001. The increase in cash and cash equivalents occurred despite reducing retail inventory financing by $25.8 million, paying $11.8 million of principal to the holder of the senior unsecured debt and paying off the $11.1 million balance due on motor home chassis financing.

Additional cash outlays in the current quarter included $1.3 million in dividends to shareholders and $3.2 million for capital expenditures. Dividends for fiscal year 2001 were $6.2 million and capital expenditures totaled $8.8 million. Distributions on the convertible trust preferred securities were $4.3 million, the same as the July quarter one year ago.

Over the past year we have been negotiating with several financial institutions for additional financing in order to refinance the senior unsecured notes owed to Prudential, to replace some of the existing inventory floor plan debt and to support expected future working capital needs. On July 27, 2001, we entered into an agreement for a senior secured credit facility to be funded by a syndicate of banks led by Bank of America. The facility was funded on July 30, 2001, and we used part of the proceeds to retire our senior unsecured notes payable to Prudential and to pay down the retail flooring line. The loan is structured as a three-year revolving credit line of $230 million with an additional two-year term loan of $30 million. At the current time, syndicate commitments for an aggregate of $220 million, which includes the $30 million term loan, have been finalized. The revolving credit line and term loan are secured by substantially all of the Company's assets, excluding assets of retail subsidiaries subject to a floor plan financing agreement with another lender, those assets at our retail subsidiaries' sites managed by a third party, and the cash value of company-owned life insurance. Revolving loans will bear interest, at our option, at Bank of America's prime rate or one, two or three month LIBOR, plus a margin. Borrowings under the term loan will initially bear interest at Bank of America's prime rate plus 3 percent for the first year of the loan, with escalations and amortizations for the remainder of the term.

Part of the revolving loan with Bank of America will provide funding for the purchase of retail housing inventory at Company-owned stores in seven states. The majority of the retail housing inventory is intended to be financed through one or more wholesale floor plan arrangements. Simultaneous with the signing of the new credit agreement with Bank of America, we entered into a new floor plan agreement with Conseco. We believe that the combination of the Bank of America revolving loan and the floor plan financing will provide sufficient capital to sustain and ultimately expand the retail housing business.

We believe the combination of estimated future cash flows from operations and the available lines of credit will be sufficient to satisfy our foreseeable cash requirements for the next nine months, including up to $30 million for capital expenditures.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks related to fluctuations in interest rates on marketable investments, investments underlying a Company-owned life insurance program (COLI), variable rate debt under the secured credit facility and the liability for flooring of manufactured housing retail inventories. With respect to the COLI program, the underlying investments are subject to both interest rate risk and equity market risk. We do not use interest rate swaps, futures contracts or options on futures, or other types of derivative financial instruments.

The vast majority of the our marketable investments are in fixed rate securities with average original maturity dates of approximately two weeks, minimizing the effect of interest rate fluctuations on their fair value.
In the future, this risk should be less, as the investment in marketable securities will be less under the new borrowing arrangement.

For fixed rate debt, changes in interest rates generally affect the fair market value, but not earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not influence fair market value, but do affect future earnings and cash flows. With the refinancing and new credit facility, we will not have any remaining fixed rate debt. Based upon the amount of variable rate debt outstanding at the end of the first quarter, and holding the variable rate debt balance constant, each one percentage point increase in interest rates occurring on the first day of an annual period would result in an increase in interest expense of approximately $1.0 million.

We do not believe that future market equity or interest rate risks related to our marketable investments or debt obligations will have a material impact on our results.


               PART II         OTHER  INFORMATION

Item 1.  Legal Proceedings
In Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended April 29, 2001, we reported that in February 2000 we and two of our subsidiaries were served with a purported class action filed on behalf of nine present or former associates of our Idaho manufactured housing facility. The complaint in the matter of Bristow et al., v. Fleetwood Enterprises, Inc. et al., was filed in the U.S. District Court in Idaho and alleges violations of the federal Fair Labor Standards Act, and similar state laws, and requests compensation, punitive damages, litigation expenses, and attorneys' fees. On February 20, 2001, a Magistrate Judge conditionally certified a class of plaintiffs composed of certain production associates and supervisors of our housing and recreational vehicle groups. During July 2001, notice of the action was issued to potential class members. We continue to deny the material allegations in the complaint and are asserting a vigorous defense to that end.
In Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended April 29, 2001, we reported that on August 14, 2000, another purported class action complaint was filed by Ms. Bristow along with a Jane Doe alleging sexual harassment. On January 19, 2001, an amended complaint, entitled Bogen, et al., v. Fleetwood Enterprises, Inc., was filed in the U.S. District Court in Idaho by six plaintiffs, including Ms. Bristow, alleging gender discrimination and sexual harassment as a result of a sexually hostile environment at four manufacturing centers. The plaintiffs are attempting to establish a national class action and are requesting compensatory and punitive damages, litigation expenses and attorneys' fees. We have denied the material allegations in the amended complaint and plan to assert a vigorous defense. The plaintiffs' deadline for filing a motion for class certification is September 28, 2001.
We are also subject to other litigation from time to time in the ordinary course of business. Our liability under some of this litigation is covered in whole or in part by insurance. Although the amount of any liability with respect to such claims and litigation over and above our insurance coverage cannot presently be determined, in the opinion of our management such liability is not expected to have a material adverse effect on our financial condition or results of operations.


                             SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 FLEETWOOD ENTERPRISES, INC.



                                 _______________________________
                                 Boyd R. Plowman
                                 Senior Vice President and
                                 Chief Financial Officer

August 30, 2001