Form 10-K/A
period 2001-09-11
FLEETWOOD ENTERPRISES INC/DE/
filed 2001-09-26
CIK 314132

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549
                               FORM 10-K/A
(Mark One)
  X             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended April 29, 2001
                                    OR
 __           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes___X___      No _______

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation 8-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. X

   Aggregate market value of Common stock held by non-affiliates on July 26, 2001: $502,931,059 (32,657,861 shares at closing price on New York Stock Exchange of $15.40). For this purpose all shares held by officers and directors are considered to be held by affiliates, but neither the registrant nor such persons concede that they are affiliates of the registrant.

       Common stock outstanding on July 26, 2001: 32,759,196 shares

             Documents incorporated by reference:

     Information required by Part III is incorporated by reference to portions of the registrant's Proxy Statement with respect to its 2001 Annual Meeting, which will be filed no later than 120 days after the close of the registrant's fiscal year ended April 29, 2001.


This amendment on Form 10-K/A is filed to add Schedule II - Valuation and Qualifying Accounts.

                    Schedule II - Valuation and Qualifying Accounts

                                               Additions
                                   Balance at  charged to               Balance at
                                   beginning   costs and   Payment or    end
                                   of period   expenses    utilization  of period
Fiscal year ended April 29,2001:
 Product warranty reserves           $63,492    $101,064     $(104,738)  $59,818
 Insurance reserves                   26,241      77,834       (75,552)   28,523

Fiscal year ended April 30, 2000:
 Product warranty reserves            59,631      122,687     (118,826)   63,492
 Insurance reserves                   26,429       80,451      (80,639)   26,241


Fiscal year ended April 25, 1999:
 Product warranty reserves            52,232      114,040     (106,641)   59,631
 Insurance reserves                   26,880       67,008      (67,459)   26,429

                             SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             Fleetwood Enterprises, Inc.
                                                   Registrant



                                            By    ______________________
                                                Boyd R. Plowman
                                            Senior Vice President-Finance
                                           and Chief Financial Officer


Date:  September 11, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                      Title                           Date


  ______________________         Chairman                    September 11, 2001
  Glenn F. Kummer

  ______________________         President, Chief Executive  September 11, 2001
  Nelson W. Potter                Officer and Director
                                  (Principal Executive
                                  Officer)

  ___________________            Senior Vice President-Finance,
  Boyd R. Plowman                Chief Financial Officer and
                                  Assistant Secretary
                                  (Principal Financial and
                                  Accounting Officer)        September 11, 2001

  ___________________             Director                   September 11, 2001
  Paul D. Borghesani

  ___________________             Director                   September 11, 2001
  Douglas M. Lawson

  ___________________             Director                   September 11, 2001
  Walter F. Beran

  ___________________             Director                   September 11, 2001
  John T. Montford

REPORT OF ARTHUR ANDERSEN LLP, INDEPENDENT PUBLIC ACCOUNTANTS


The Board of Directors and Shareholders of
Fleetwood Enterprises, Inc.


We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Fleetwood Enterprises, Inc. and subsidiaries as of April 29, 2001 and April 30, 2000 and for each of the three years in the period ended April 29, 2001, included in this Form 10-K and have issued our report thereon dated July 30, 2001. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




Orange County, California
July 30, 2001

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a)   Financial Statements

        (1) Financial Statements included in Part II of this report:
            Report of Independent Public Accountants
            Consolidated Statements of Income for each of the three
             years in the period ended April 29, 2001
            Consolidated Balance Sheets at April 29, 2001, and
               April 30, 2000
            Consolidated Statements of Cash Flows for each of the
               three years in the period ended April 29, 2001
            Consolidated Statements of Changes in Shareholders'
               Equity for each of the three years in the period ended April 29, 2001
            Notes to Consolidated Financial Statements
        (2) Financial Statement Schedules
            Schedule II - Valuation and Qualifying Accounts
            Report of Independent Accountants on Financial
               Statement Schedule
            Financial statement schedules not filed have been
               omitted for the reason that the required information is inapplicable or the information is included in the financial statements or notes thereto.
        (3) Exhibits and Index to Exhibits*:
            3.  (a)  Restated Certificate of Incorporation.(1)
                (b)  Amendment to Restated Certificate of Incorporation.(2)
                (c)  Restated Bylaws of the Company.(2)
                (d) Amendment and Restatement of Article VII of Bylaws filed herewith.
                (e) Amendment and Restatement of Section 3.02 of Bylaws filed herewith.
            4.  (a)  Rights Agreement dated as of September 15, 1998, between the Company and the First National Bank of Boston.(3)
                (b) Amendment to Rights Agreement dated as of April 30, 2001, between Fleet National Bank (f/k/a First National Bank of Boston) and the Company.(4)
                (c) Amended Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock filed herewith.
            9.  Not applicable.
           10.  Material Contracts.
                (a) Form of employment agreement between the Company and senior executive officers filed herewith.
                (b) Form of employment agreement re: change in control between the Company and senior officers filed herewith.
                (c)  Amended and Restated Deferred Compensation Plan.(5)
                (d)  Amended and Restated Supplemental Benefit Plan.(5)
                (e)  Amended and Restated Long-Term Incentive Compensation
                     Plan.(5)
                (f)  Amended and Restated Benefit Restoration Plan.(5)
                (g) Amended and Restated 1992 Stock-Based Incentive Compensation Plan filed herewith.
                (h) Amended and Restated 1992 Non-Employee Director Stock Option Plan filed herewith.
                (i)  Senior Executive Incentive Compensation Plan.(6)
                (j) Operating Agreement between Fleetwood Enterprises, Inc. and Fleetwood Credit Corp.(7)
                (k)  Form of Indemnification Agreement filed herewith.
                (l) Operating Agreement dated as of February 7, 2001, between the Company and Associated Dealers, Inc. (ADI) filed herewith.
                (m) Credit Agreement dated as of July 27, 2001, between and among the Company and Bank of America, N.A., (Administrative Agent), CIT Group/Business Credit,
                     Inc., Citicorp USA, Inc., Foothill Capital Corporation, and Heller Financial, Inc. filed herewith.
           11.   Not applicable.
           12.   Not applicable.
           13.   Not applicable.
           18.   Not applicable.
           19.   Not applicable.
           21.   Subsidiaries of the Registrant.
           22.   Not applicable.
           23.   Consent of independent public accountants.
           24.   Not applicable.

   (b) Reports on Form 8-K
          On March 1, 2001, the Company filed a report on Form 8-K regarding downgraded credit ratings announced by Moody's and Standard & Poor's.
____________

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