Form 10-Q
period 2001-10-28
FLEETWOOD ENTERPRISES INC/DE/
filed 2001-12-12
CIK 314132

QuickLinks -- Click here to rapidly navigate through this document

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 28, 2001
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 1-7699
FLEETWOOD ENTERPRISES, INC.

(Exact name of registrant as specified in its charter)
Delaware	95-1948322
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
3125 Myers Street, Riverside, California	92503-5527
(Address of principal executive offices)	(Zip code)
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

    Yes     X     No

    Indicate the number of shares outstanding of each of the issuer's classes of Common stock as of the close of the period covered by this report.

Class	Outstanding at October 28, 2001
Common stock, $1 par value	34,969,141 shares
Preferred share purchase rights	—

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

    Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. In the Company's opinion, the statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the periods ending October 28, 2001 and October 29, 2000, and the balances as of October 28, 2001 and April 29, 2001. You should read these condensed financial statements in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the board of directors and shareholders of Fleetwood Enterprises, Inc.:

    We have reviewed the accompanying condensed consolidated balance sheet of FLEETWOOD ENTERPRISES, INC. (a Delaware Corporation) and subsidiaries as of October 28, 2001, and the related condensed consolidated statements of operations for the thirteen and twenty-six week periods ended October 28, 2001 and October 29, 2000, the condensed consolidated statements of cash flows for the twenty-six week periods ended October 28, 2001, and October 29, 2000, and the condensed consolidated statement of changes in shareholders' equity for the twenty-six week period ended October 28, 2001. These financial statements are the responsibility of the Company's management.

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

    We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Fleetwood Enterprises, Inc. and subsidiaries as of April 29, 2001, and the related consolidated statements of operations, cash flows and changes in shareholders' equity for the year then ended (not presented herein), and, in our report dated July 30, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of April 29, 2001, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

ARTHUR ANDERSEN LLP

Orange County, California
December 12, 2001

FLEETWOOD ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (CONDENSED)
(Amounts in thousands except per share data)
(UNAUDITED)

	13 Weeks Ended		26 Weeks Ended
	Oct. 28, 2001	Oct. 29, 2000	Oct. 28, 2001	Oct. 29, 2000
Net sales:
Manufacturing	$545,260	$642,381	$1,035,607	$1,285,874
Retail	87,635	179,562	196,146	337,116
Less intercompany	(42,139)	(72,813)	(76,865)	(153,739)

	590,756	749,130	1,154,888	1,469,251
Cost of products sold	468,814	593,538	922,654	1,166,561

Gross profit	121,942	155,592	232,234	302,690
Operating expenses	133,269	145,623	253,174	303,330
Other charges	1,000	3,933	1,000	17,402

	134,269	149,556	254,174	320,732

Operating income (loss)	(12,327)	6,036	(21,940)	(18,042)
Other income (expense):
Investment income	661	2,257	1,668	4,250
Interest on senior unsecured notes payable	—	(1,416)	(3,922)	(2,815)
Interest on long-term debt	(620)	—	(620)	—
Interest on inventory floor plan financing	(864)	(3,405)	(2,359)	(6,441)
Interest on short-term borrowings	(1,820)	(890)	(1,984)	(965)
Other	(230)	(1,314)	(207)	(1,286)

	(2,873)	(4,768)	(7,424)	(7,257)

Income (loss) before income taxes, minority interest and cumulative effect of accounting change	(15,200)	1,268	(29,364)	(25,299)
Benefit (provision) for income taxes	5,555	(1,886)	11,381	7,527
Minority interest in Fleetwood Capital Trust, net of tax	(2,704)	(2,792)	(5,493)	(5,579)

Loss before cumulative effect of accounting change	(12,349)	(3,410)	(23,476)	(23,351)
Cumulative effect of accounting change, net of tax	—	—	—	(11,176)

Net loss	$(12,349)	$(3,410)	$(23,476)	$(34,527)

	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Loss per Common share:
Loss before cumulative effect of accounting change	$(.38)	$(.38)	$(.10)	$(.10)	$(.72)	$(.72)	$(.71)	$(.71)
Cumulative effect of accounting change, net of tax	—	—	—	—	—	—	(.34)	(.34)

Net loss per Common share	$(.38)	$(.38)	$(.10)	$(.10)	$(.72)	$(.72)	$(1.05)	$(1.05)

Weighted average Common shares:
Basic		32,832		32,758		32,794		32,758
Diluted		32,832		32,758		32,794		32,758

Dividends declared per share of Common stock outstanding		$.04		$.19		$.08		$.38

See accompanying notes to financial statements.

FLEETWOOD ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS (CONDENSED)
(Amounts in thousands)

	October 28, 2001	April 29, 2001
	(Unaudited)
ASSETS
Current assets:
Cash	$22,154	$36,602
Marketable investments	53,589	29,283
Receivables	121,597	122,944
Inventories	249,704	273,385
Deferred tax benefits — current	26,201	34,413
Income tax receivable	19,083	48,289
Other current assets	24,579	27,206

Total current assets	516,907	572,122
Property, plant and equipment, net	290,289	294,813
Marketable investments maturing after one year	465	7,218
Deferred tax benefits	69,502	71,945
Cash value of Company-owned life insurance	64,674	64,129
Goodwill and intangible assets	87,002	86,908
Other assets	53,313	45,326

	$1,082,152	$1,142,461

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$74,712	$75,394
Employee compensation and benefits	59,311	64,379
Retail flooring liability	36,117	85,861
Motor home chassis inventory financing	—	11,135
Senior unsecured notes payable	—	80,000
Short-term borrowings	36,021	—
Other current liabilities	183,018	154,577

Total current liabilities	389,179	471,346
Deferred compensation and retirement benefits	70,765	68,944
Insurance reserves	24,388	28,523
Long-term debt	30,000	—

Total liabilities	514,332	568,813

Company-obligated manditorily redeemable convertible preferred securities of Fleetwood Capital Trust holding solely 6% convertible subordinated debentures of the Company	287,500	287,500

Contingent liabilities
Shareholders' equity:
Preferred stock, $1 par value, authorized 10,000,000 shares, none outstanding	—	—
Common stock, $1 par value, authorized 75,000,000 shares, outstanding 34,969,000 at October 28, 2001 and 32,740,000 at April 29, 2001	34,969	32,740
Capital surplus	212,716	194,338
Retained earnings	36,114	62,212
Accumulated other comprehensive loss	(3,479)	(3,142)

	280,320	286,148

	$1,082,152	$1,142,461

See accompanying notes to financial statements.

FLEETWOOD ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONDENSED)
(Amounts in thousands)
(UNAUDITED)

	26 Weeks Ended October 28, 2001	26 Weeks Ended October 29, 2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(23,476)	$(34,527)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	13,966	14,366
Amortization of goodwill and intangibles	—	3,324
Amortization of financing costs	1,039	—
Other asset impairment charges	—	9,400
(Gains) losses on sales of property, plant and equipment	(718)	1,286
Non cash charge for issuance of warrants for services	300	—
Changes in assets and liabilities:
Decrease in receivables	1,347	120,797
(Increase) decrease in inventories	23,681	(385)
Decrease in income tax receivable	29,205	—
(Increase) decrease in deferred tax benefits	10,655	(8,738)
Increase in cash value of Company-owned life insurance	(545)	(6,163)
Increase in other assets	(6,491)	(11,832)
Decrease in accounts payable	(682)	(44,829)
Decrease in employee compensation and benefits	(3,247)	(8,530)
Increase (decrease) in other liabilities	24,706	(4,192)

Net cash provided by operating activities	69,740	29,977

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available for sale	(682,441)	(1,965,847)
Proceeds from sale of investment securities available for sale	664,835	1,919,260
Purchases of property, plant and equipment, net	(8,724)	(20,594)
Acquisition of retail companies	—	(650)

Net cash used in investing activities	(26,330)	(67,831)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends to shareholders	(2,622)	(12,440)
Common stock issued — private placement	19,864	—
Motor home chassis inventory financing	(11,135)	36,406
Retail flooring	(49,744)	(15,203)
Short-term borrowings	36,021	25,000
Long-term debt	30,000	—
Payment of senior unsecured notes payable	(80,000)	—
Proceeds from exercise of stock options	43	—

Net cash provided by (used in) financing activities	(57,573)	33,763

Foreign currency translation adjustment	(285)	(909)

Decrease in cash	(14,448)	(5,000)
Cash at beginning of period	36,602	43,649

Cash at end of period	$22,154	$38,649

See accompanying notes to financial statements.

FLEETWOOD ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONDENSED)
(UNAUDITED)

(Amounts in thousands)

	26 Weeks Ended October 28, 2001	26 Weeks Ended October 29, 2000
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for -
Interest	$9,799	$9,619
Income taxes	1,802	7,199

DETAILS OF ACQUISITIONS:
Fair value of assets	—	$28,826
Liabilities assumed	—	28,176

Acquisition price	—	650
Less cash acquired	—	—

Net cash paid for acquisitions	—	$650

NON-CASH FINANCING ACTIVITIES:
Common stock issued in settlement of acquisition-related liability	$400	$869

Stock warrants issued for services	$300	$—

See accompanying notes to financial statements.

FLEETWOOD ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF CHANGES
IN SHAREHOLDERS' EQUITY (CONDENSED)
(Unaudited)
(Amounts in thousands)

	Common Stock
					Accumulated Other Comprehensive Income
	Number of Shares	Amount	Capital Surplus	Retained Earnings		Total Shareholders' Equity
Balance April 29, 2001	32,740	$32,740	$194,338	$62,212	$(3,142)	$286,148

Comprehensive income (loss):
Net loss	—	—	—	(23,476)	—	(23,476)
Other comprehensive income:
Foreign currency translation, net of taxes of $233	—	—	—	—	(285)	(285)
Investment securities, net of taxes of $30	—	—	—	—	(52)	(52)

Comprehensive loss						(23,813)

Cash dividends declared on Common stock	—	—	—	(2,622)	—	(2,622)
Stock warrants issued	—	—	300	—	—	300
Stock options exercised (including related tax benefits)	4	4	39	—	—	43
Common stock issued — private placement	2,210	2,210	17,654	—	—	19,864
Stock issued for acquisitions	15	15	385	—	—	400

Balance October 28, 2001	34,969	$34,969	$212,716	$36,114	$(3,479)	$280,320

See accompanying notes to financial statements.

FLEETWOOD ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 28, 2001
(Unaudited)

1)
Reference to Annual Report

    Reference is made to the Notes to Consolidated Financial Statements included in the Company's Form 10-K annual report, as amended, for the year ended April 29, 2001.

2)
Industry Segment Information

    Information with respect to industry segments for the periods ending October 28, 2001 and October 29, 2000 is shown below (amounts in thousands):

	13 Weeks Ended Oct. 28, 2001	13 Weeks Ended Oct. 29, 2000	26 Weeks Ended Oct. 28, 2001	26 Weeks Ended Oct. 29, 2000
OPERATING REVENUE:
Manufactured housing
Manufacturing	$240,065	$284,257	$456,297	$601,756
Retail	87,635	179,562	196,146	337,116
Less intercompany	(42,139)	(72,813)	(76,865)	(153,739)

	285,561	391,006	575,578	785,133

Recreational vehicles	296,855	349,314	563,163	666,828
Supply operations	8,340	8,810	16,147	17,290

	$590,756	$749,130	$1,154,888	$1,469,251

OPERATING INCOME (LOSS):
Manufactured housing*	$16,580	$15,002	$37,609	$12,996
Housing—retail**	(8,947)	(6,078)	(20,966)	(11,515)
Recreational vehicles	(10,076)	(139)	(27,886)	(13,420)
Supply operations	1,964	2,160	4,171	4,316
Corporate and other	(11,848)	(4,909)	(14,868)	(10,419)

	$(12,327)	$6,036	$(21,940)	$(18,042)

* After deduction (addition) for intercompany profit in inventory as follows:
	$(1,671)	$(3,605)	$(6,509)	$484

** Before deduction of interest expense on inventory floor plan financing as follows:
	$864	$3,405	$2,359	$6,441

3)
Earnings Per Share

    Basic earnings per share are computed by dividing income available to Common shareholders by the weighted average number of Common shares outstanding. The effect of stock options and preferred securities were anti-dilutive and were, therefore, not added back to determine diluted earnings (loss).

The table below shows the calculation components of earnings per share for both basic and diluted earnings per share (amounts in thousands):

	13 Weeks Ended October 28, 2001		13 Weeks Ended October 29, 2000
	Income	Weighted Average Shares	Income	Weighted Average Shares
Basic and diluted loss	$(12,349)	32,832	$(3,410)	32,758

	26 Weeks Ended October 28, 2001		26 Weeks Ended October 29, 2000
	Income	Weighted Average Shares	Income	Weighted Average Shares
Basic and diluted loss before cumulative effect of accounting change	$(23,476)	32,794	$(23,351)	32,758
Cumulative effect of accounting change	—	—	(11,176)	32,758

Basic and diluted loss	$(23,476)	32,794	$(34,527)	32,758

    Anti-dilutive options were 3,779,517 and 2,796,133 as of October 28, 2001 and October 29, 2000, respectively.

4)
Inventory Valuation

    Inventories are valued at the lower of cost (first-in, first-out) or market. Manufacturing cost includes materials, labor and manufacturing overhead. Retail finished goods are valued at cost less intercompany manufacturing profit. Inventories consist of the following (amounts in thousands):

	October 28, 2001	April 29, 2001
Manufacturing inventory—
Raw materials	$105,432	$82,884
Work in process	20,864	21,171
Finished goods	9,431	6,124

	135,727	110,179

Retail inventory—
Finished goods	141,291	197,029
Less manufacturing profit	(27,314)	(33,823)

	113,977	163,206

	$249,704	$273,385

5)
Other Charges

    In the second quarter of fiscal year 2002 there was a $1.0 million charge for restructuring related to closing two manufacturing facilities. There remains $604,000 of severance accrued in the prior year that was not paid as of October 28, 2001. The other charges incurred in the first half of fiscal year 2001 included $9.4 million for the writedown of impaired assets, $5.7 million for restructuring costs and $2.3 million for other charges.

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

7)
New Credit Facility

    On July 27, 2001, we entered into an agreement for a senior secured credit facility to be funded by a syndicate of banks led by Bank of America. A portion of the proceeds from the new credit facility was used to retire the senior unsecured notes payable held by the Prudential Insurance Company of America (Prudential). A principal payment of $68.2 million, prepayment penalties of $2.3 million, and accrued interest of $663,000 was remitted to Prudential on July 30, 2001, as part of the funding of the new facility. As amended, the senior credit facility is structured as a three-year revolving credit line for up to $190 million plus a $30 million two-year term loan. The revolving credit line bears interest, at our option, at variable rates based on either Bank of America's prime rate or one, two or three month LIBOR. Substantially all of our existing and future assets except certain inventories and the cash value of the Company-owned life insurance secure the facility. Advances under the revolving credit line are limited by the available borrowing base of eligible accounts receivable, inventories and property, plant and equipment and are subject to a minimum excess availability. The credit agreement contains customary affirmative and negative covenants, some of which require the maintenance of specified financial ratios and compliance with certain financial tests. Two amendments to the credit agreement were executed on December 4, 2001, mainly to redefine several financial performance covenants. Among the modifications to the credit agreement, the EBITDA (earnings before interest, taxes, depreciation and amortization) covenant has been replaced with a Free Cash Flow covenant, which takes into consideration a range of additional factors, including capital expenditures, service on junior subordinated debt and certain new capital proceeds. In addition, the entire credit facility has been permanently reduced to its current commitment level of $220 million. The December 4, 2001 amendments also gave Bank of America, as agent, the right to require daily reporting of our borrowing base. If we implement daily reporting, our required minimum availability will vary between $40 and $45 million, depending on the day of the week on which the measurement is made. If daily reporting is requested, the weekly reporting will continue to be required to determine if the minimum availability fell below $50 million. These amendments are effective on October 28, 2001. We also recently amended our senior secured facility to authorize the cash offer in an aggregate liquidation amount of up to $150.0 million of cash offer preferred securities by one of our subsidiaries.

8)
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

    In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and was adopted by the Company effective April 30, 2001. The statement requires that goodwill not be amortized but instead be tested at least annually for impairment and expensed against earnings when the implied fair value of a reporting unit, including goodwill, is less than its carrying amount. We are permitted six months from the adoption date to complete a preliminary review of goodwill for impairment and will record any necessary adjustments prior to the end of fiscal year 2002. We engaged outside consultants to assist with the determination of the estimated fair value for our two reporting units with goodwill. Based on preliminary findings, it is likely that the estimated fair value of one of the reporting units, retail housing, is less than its carrying amount. Although it is not possible at this time to determine whether any potential impairment is substantial, it is likely that this process will result in a non-cash writedown. We would expect to finalize this process in the fourth quarter of fiscal 2002. In the future, we will evaluate the estimated fair value of the two subject reporting units at the end of each fiscal year and whenever circumstances dictate that a review should be completed. Before considering any potential effects of impairment discussed above, the adoption of the new standard resulted in net loss decreasing by $2.8 million or $0.09 per share for the six months ended October 28, 2001 due to the elimination of goodwill amortization. Comparative pro forma results for the six months ended October 29, 2000 would have reduced both the loss before cumulative effect of change in accounting principle and net loss by $3.3 million or $0.10 per share. We had $87.0 million and $251.7 million of goodwill on our balance sheet at October 28, 2001 and October 29, 2000, respectively.

9)
Subsequent Event

    On December 11, 2001, our registration statement for our previously announced cash offer and exchange offer of trust preferred securities was declared effective by the Securities and Exchange Commission. The cash offer for $150 million of 9.5% convertible preferred securities, due February 15, 2013, is currently anticipated to close on December 14, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Preliminary Note Regarding Forward-Looking Statements

    This Quarterly Report on Form 10-Q contains statements which may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. Forward-looking statements regarding future events and the future performance of the Company involve risks and uncertainties that could cause actual results to differ materially. These risks and uncertainties include, without limitation, continued weakness in the manufactured housing and the recreational vehicle markets, the availability of wholesale and retail financing in the future and changes in retail inventory levels in the manufactured housing and recreational vehicle industries. Additionally, other risks and uncertainties are described in (a) our Annual Report on Form 10-K, as amended, for the fiscal year ended April 29, 2001 filed with the Securities and Exchange Commission, under "Item 1-Business," including the section therein entitled "Risks Relating to Our Business," and "Item 7-Management's Discussion and Analysis of Results of Operations and Financial Condition," including the section therein entitled "Business Outlook" and (b) our Registration Statement on Form S-3, as amended, as filed with the Securities and Exchange Commission on December 11, 2001, under the caption "Risk Factors."

    The following is an analysis of changes in key items included in the consolidated statements of operations for the 13-week and 26-week periods ended October 28, 2001, compared to the 13-week and 26-week periods ended October 29, 2000.

	13 Weeks Ended October 28, 2001		26 Weeks Ended October 28, 2001
(Dollar amounts in thousands)	Increase (Decrease)	% Change	Increase (Decrease)	% Change
	(Unaudited)		(Unaudited)
Sales	$(158,374)	(21.1)%	$(314,363)	(21.4)%
Cost of products sold	(124,724)	(21.0)	(243,907)	(20.9)

Gross profit	(33,650)	(21.6)	(70,456)	(23.3)
Selling expenses	(6,742)	(10.5)	(24,665)	(18.3)
General and administrative expenses	(5,612)	(6.9)	(25,491)	(15.1)
Other charges	(2,933)	(74.6)	(16,402)	(94.3)

Operating expenses and other charges	(15,287)	(10.2)	(66,558)	(20.8)

Operating income (loss)	(18,363)	(304.2)	(3,898)	(21.6)
Other expense	(1,895)	(39.7)	167	2.3

Income (loss) before taxes, minority interest and cumulative effect of accounting change	(16,468)	—	(4,065)	(16.1)
Benefit (provision) for income taxes	7,441	—	(3,854)	51.2
Minority interest in Fleetwood Capital Trust, net of tax	(88)	(3.2)	(86)	(1.5)

Loss before cumulative effect of accounting change	(8,939)	(262.1)	125.5
Cumulative effect of accounting change, net of taxes	—	—	(11,176)	—

Net loss	$(8,939)	(262.1)%	$(11,051)	(32.0)%

Current Quarter Compared to Same Quarter Last Year

Consolidated Results:

    We incurred a net loss in the second quarter of fiscal 2002 of $12.3 million or 38 cents per diluted share. This compares with a loss of $3.4 million or 10 cents per diluted share in last year's second fiscal quarter. The loss in the current period primarily resulted from significantly reduced sales volume in both manufactured housing and recreational vehicles, along with recognizing an $8.3 million liability for the possible settlement of two class action suits.

    Consolidated revenues fell 21% to $590.8 million compared to $749.1 million in last year's second fiscal quarter. Continuing weakness in the manufactured housing and recreational vehicle markets was the primary factor leading to the revenue decline.

    Gross profit margin declined to 20.6% of sales compared to 20.8% a year ago due to lower margins in recreational vehicles and the retail housing business. Recreational vehicle gross margin declined from 14.9% to 13.2% due to low volumes and interruptions to production schedules. Retail housing margins decreased from 18.7% to 18.5% for the current quarter, reflecting very competitive market conditions and declining industry sales. Gross margins for the manufacturing housing segment improved from 22.4% to 25.9% due to lower material costs.

    Operating expenses, excluding other charges, declined $12.4 million or 9% to $133.3 million, but rose as a percentage of sales from 19.4% to 22.6%, primarily due to lower sales levels. Selling expenses decreased about 11% to $57.7 million, but rose as a percentage of sales from 8.6% to 9.8% on the lower sales volume. Most of the dollar reduction in selling costs resulted from lower media advertising costs primarily in manufactured housing. General and administrative expenses declined 7% to $75.6 million, but rose as a percentage of sales from 10.8% to 12.8%. Included in the $75.6 million was $8.3 million as an estimate of the cost of the possible settlement of two class action suits. Excluding the legal settlements from the general and administrative expenses would result in a $13.9 million or 17% reduction from the prior year and a revised percentage of sales of 11.4%. The dollar reduction mainly reflects lower employee compensation and benefits, due to staff reductions resulting from manufacturing plant and retail store closures. Last year, there were restructuring charges of $3.9 million for downsizing activities compared to $1.0 million for the quarter just concluded.

    Non-operating expense of $2.9 million was 40% lower than last year's $4.8 million, mainly due to lower interest expense resulting from $26.1 million of reduced debt. As a result of our debt restructuring that occurred with the new credit facility at the beginning of the fiscal quarter, $68.2 million of unsecured senior debt due to Prudential Insurance Company of America and $60.0 million of retail housing inventory borrowings were replaced with $66.0 million of senior secured debt due to a syndicate of banks led by Bank of America, N.A., and $36.1 million in retail housing floor plan liability.

Manufactured Housing:

    Gross manufacturing revenues of $240.1 million were off 16% from the prior year and included $42.1 million of intercompany sales to Company-owned retail home centers. Manufacturing unit volume declined 18% to 8,703 homes, but the number of sections was off a lesser 16% to 15,448 due to the continuing shift in sales mix toward multi-section homes. Multi-section homes represented 75% of factory sales versus 72% last year.

    Sales volume was lower than the prior year because of a weaker manufactured housing market, which has been adversely affected by excessive retail inventories and restrictive retail financing conditions. During the past 33 months, lenders have imposed more stringent credit standards and down payment requirements for retail buyers. Additionally, several key lenders have lowered their financing budgets, which has reduced the amount of funding available to the industry. These actions and higher interest rates relative to the shelter industry have eliminated many potential buyers of manufactured homes. We anticipate that industry wholesale shipments will continue to be weak until the current inventory imbalance is resolved, the timing of which depends largely on the availability and terms of retail financing.

    Despite the decline in sales, operating income, before the adjustment for intercompany profit, rose 31% from $11.4 million to $14.9 million, and operating margin improved from 4.0% to 6.2% of sales. Most of the improvement was related to lower manufacturing material cost, reduced operating expenses from downsizing actions and the absence this year of $2.0 million of restructuring expenses incurred in fiscal 2001 for plant closings. Gross profit margin for the housing group improved from 22.4% to 25.9% of sales as a result of lower raw material costs. More efficient material usage, improved product pricing and the continuing shift in product mix to more multi-section homes, which typically have a lower material cost as a percentage of sales, all contributed to the lower raw material cost. Housing group operating costs fell 10% as a result of reductions in advertising costs and lower employee compensation and benefits.

Recreational Vehicles:

    Recreational vehicle sales declined 15% to $296.9 million compared to $349.3 million for last year's second quarter. A significant reduction in travel trailer volume was the primary factor leading to the RV revenue decline. Travel trailer revenues fell 27% to $93.2 million on a 26% drop in shipments to 6,495 units. This reflects softening retail demand for recreational vehicles aggravated by the terrorist attacks and a loss of market share in some product segments. Motor home revenues were down 9% to $171.6 million on a 13% decline in unit volume. Folding trailer sales fell 3% to $32.1 million on a 9% decrease in unit volume.

    The RV group incurred a $10.1 million operating loss in the second quarter as a result of the decline in travel trailer sales and slimmer gross margins. Gross profit margin declined to 13.2% of sales from 14.9% a year ago due to lower motor home and travel trailer margins. To a large degree, this was caused by higher direct labor and employee benefit costs. The travel trailer division experienced higher raw material and direct labor costs, which reflect unfavorable product mix changes along with production inefficiencies at lower volume levels. RV selling costs were $27.0 million both years. Reductions in marketing-related expenses were offset by higher warranty expenses compared to the prior year. General and administrative expenses for the RV group were 13% below last year's second quarter, mainly due to reduced employee compensation and benefits resulting from staff reductions and downsizing actions. This year, $1.0 million of restructuring charges for closing two travel trailer facilities was incurred compared to $1.9 million in last year's second quarter.

Supply Operations:

    Our supply group contributed second quarter revenues of $8.3 million compared to $8.8 million a year ago. Operating income fell 9% to $2.0 million primarily due to reduced sales volume, which was affected by declining internal sales.

Retail Housing Operations:

    Retail housing revenues decreased 51% to $87.6 million in the second quarter. Unit sales from Fleetwood retail stores declined from last year by about 45% to 2,212 homes. The retail division incurred an operating loss of $8.9 million for the current quarter compared to a loss of $6.1 million a year ago. The increased operating loss was the result of a weak market environment and lower gross margins stemming from competitive conditions and discounting aged inventory. Operating expenses declined 36% due to lower volume, store closures and reduced staffing. Interest expense on inventory financing decreased by 75% from $3.4 million to $864,000 reflecting a pay-down of the retail inventory flooring liability and a 41% drop in inventory. The retail housing segment was operating 147 stores at the end of October 2001 compared to 242 at the end of October a year ago.

Current Year-to-Date Compared to Same Period Last Year

Consolidated Results:

    For the first six months of fiscal 2002, we incurred a net loss of $23.5 million or 72 cents per diluted share compared to a net loss of $34.5 million or $1.05 per diluted share for the similar period last year. The loss in the current period primarily resulted from significantly reduced sales volume in both manufactured housing and recreational vehicles. In addition, last year's loss included restructuring and impairment charges of $17.4 million and an $11.2 million (after tax) charge for the cumulative effect of a change in accounting policy related to revenue recognition. In terms of earnings per share, the other charges and the cumulative effect of the change in accounting affected last year's loss per share by approximately 36 cents and 34 cents, respectively.

    Consolidated revenues fell 21% to $1.15 billion compared to $1.47 billion for last year's first half. Continuing weak housing and recreational vehicle consumer demand led to the revenue decline.

    Gross profit margin fell to 20.1% of sales compared to 20.6% last year, mainly due to lower RV and retail housing margins. Overall manufacturing gross margin improved from 18.3% to 18.4% as the gross margin from the manufactured housing business more than offset the decline in the RV sector.

    Operating expenses, excluding other charges, declined $50.2 million or 17% primarily due to downsizing all business segments. However, as a percentage of sales, operating costs rose from 20.6% to 21.9% due to the lower sales volume and the fixed nature of some of the facility-related expenses. Selling expenses declined 18% to $110.2 million, but increased as a percentage of sales from 9.2% to 9.5%. Lower advertising and product warranty costs within the housing group led to the expense reduction. General and administrative expenses fell 15% to $143.0 million, but increased as a percentage of sales from 11.5% to 12.4% on the lower sales. Included in the $143.0 million was $8.3 million as an estimate of the cost of the possible settlement of two class action suits. Excluding the legal settlements from general and administrative expenses would result in a $33.8 million or 20% reduction from the prior year and a revised percentage of sales of 11.7%. The reduction in cost was mainly due to staff reductions resulting from manufacturing plant and retail store closures.

    In the prior year, other charges related to plant closings and downsizing efforts totaled $17.4 million, which included $9.4 million for the write-down of plant facilities. The balance of these costs was largely related to employee severance payments and other plant closing expenses. This year the cost was $1.0 million, which was due to closing two travel trailer manufacturing facilities.

    Non-operating expense was about $7.4 million compared with $7.3 million in the prior year. Lower interest expense on a smaller retail housing inventory floor plan liability, resulting from a $82.1 million decrease in inventories, was offset by higher interest expense on the other borrowings and lower investment income. Included in interest expense was $2.3 million for yield maintenance charges related to the early retirement of the senior unsecured notes on July 30, 2001. Investment income was down 61% from the prior year as a result of reduced invested balances and lower interest rates.

Manufactured Housing:

    Gross manufacturing revenues in the first six months were $456.3 million, down 24% from the prior year, and included $76.9 million of intercompany sales to Company-owned retail sales centers. Manufacturing unit volume declined 27% to 16,472 homes, but the number of housing sections was off a lesser 24% to 29,530 due to the continuing shift in sales mix toward multi-section homes. Multi-section homes represented 77% of factory sales versus 72% last year.

    The weakness in housing sales was attributable to the factors mentioned in the quarter-to-quarter comparison of results.

    Operating income, before intercompany profit adjustments, increased 131% from $13.5 million to $31.1 million, and operating margin improved from 3.8% to 6.8% of sales. The increase to earnings, despite the decline in volume due to the aforementioned weak market conditions, was due to improved gross margin and reduced operating expenses. Last year, other charges related to plant closings and asset impairment reduced operating earnings by $11.7 million. Excluding these other charges, operating margin for the housing group would have been 4.2%, about 2.6% less than the current year. Gross profit margin for the housing group improved from 22.4% to 25.6% of sales, mainly as a result of lower raw material costs. More efficient material usage, improved product pricing and a continuing shift to multi-section units contributed to the improved gross margin. Housing group operating costs, excluding the aforementioned other charges, fell 22%, mainly as a result of lower product warranty and service costs, reduced advertising expenses and lower employee compensation due to staffing reductions resulting from downsizing efforts.

Recreational Vehicles:

    Recreational vehicle revenues declined 16% to $563.2 million, primarily as a result of lower travel trailer sales. Travel trailer revenues fell $69.8 million or 26% to $199.7 million on a 27% decrease in unit volume. Motor home sales declined 9% to $305.7 million on a 15% decrease in shipments and folding trailer sales slipped 6% to $57.8 million. The decline in the RV segment reflects the weak market environment prior to September 11, 2001, which was further affected by a subsequent drop in consumer confidence after the terrorist attacks.

    The RV group incurred a first-half operating loss of $27.9 million, mainly due to the decline in sales and lower gross margins. Also, the RV group incurred non-recurring costs related to plant closings and other downsizing initiatives, which totaled $1.0 million. RV gross profit margin declined to 12.1% of sales from 14.2% a year ago, mainly due to higher raw material and direct labor costs, which reflect production inefficiencies at lower volume levels. Selling expenses were $1.8 million lower than the prior year but increased as a percentage of sales from 8.2% to 9.4%. Partially offsetting cost reductions was the reclassification of sales salary and benefit costs from general and administrative expense. General and administrative expenses were $10.5 million or 20% lower due mostly to staff reductions related to downsizing efforts.

Supply Operations:

    Our supply group contributed first half revenues of $16.1 million compared to $17.3 million in the prior year. Operating income decreased from $4.3 million to $4.2 million mainly due to reduced sales volume, which was adversely affected by lower internal sales to manufactured housing and RV plants.

Retail Housing Operations:

    The retail housing division generated six-month revenues of $196.1 million compared to $337.1 million in last year's first half. Unit sales for the retail operation were off 37% to 4,858 homes. Last year, as a result of a change in accounting for retail credit sales, we incurred a one-time cumulative charge against earnings of $11.2 million after taxes. The retail division incurred a first-half operating loss of $21.0 million, before interest expense on inventory financing, compared to an operating loss of $11.5 million last year. The earnings decline mainly resulted from the weak manufactured housing market, as reflected in the 42% decline in sales and lower gross margins. Interest expense on inventory financing decreased from $6.4 million to $2.4 million as a result of a 40% decrease in inventories and pay-down of the flooring liability with the debt restructuring at the beginning of the October quarter.

Liquidity and Capital Resources

    We have historically relied upon internally generated cash flows to satisfy working capital needs and to fund capital expenditures. In recent periods, however, we have used external funding sources to supplement internal cash flows (see footnote 7). Cash provided by operating activities totaled $69.4 million in the first six months of fiscal 2002 compared to $30.0 million for the similar period last year. The increased cash flow from operations resulted largely from a $50.3 million refund of Federal taxes paid in prior periods. In addition, a $23.7 million reduction in inventories primarily at retail housing and a $24.7 million increase in other liabilities, mainly due to the $8.3 million accrual for the possible legal settlements, contributed to the positive cash flow. Cash and cash equivalents increased from $73.1 million as of April 29, 2001 to $76.2 million at the end of October 2001. The higher level of cash and cash equivalents largely resulted from receiving $66.0 million from the new credit facility, the $50.3 million refund of Federal taxes paid in prior periods, and the $19.9 million net proceeds from the sale of Common stock to a private investment fund. The increase in cash and cash equivalents occurred despite paying Prudential the $80.0 million due on the unsecured notes as of April 29, 2001, reducing retail inventory financing by $49.7 million and paying off the $11.1 million balance due on motor home chassis financing. Additional cash outlays in the current year included $2.6 million in dividends to shareholders and $8.7 million for capital expenditures. Dividends last year were $12.4 million and net capital expenditures totaled $20.6 million. As previously announced on October 30, 2001, the board of directors discontinued the payment of dividends on our Common stock for the foreseeable future and elected to defer the distributions on our existing preferred securities due to be made on November 15, 2001. We have the right to elect to defer distributions for up to 20 consecutive quarters on our existing preferred securities. When we defer distributions on our existing preferred securities, we are also prevented from declaring or paying dividends on our Common stock during the period of the deferral. In light of our business environment and recent operating results, we currently anticipate that we will find it necessary to defer distributions on our existing preferred securities through at least August 15, 2002. Even though our board of directors has discontinued the payment of dividends on our Common stock for the foreseeable future, these deferrals of distributions on our existing trust preferred securities would further prevent us from declaring or paying any dividends during the period of such deferrals. We cannot be certain at this time whether we will elect to cause distributions to be paid on the new trust preferred securities, which are being offered in our previously announced cash and exchange offers, in shares of our Common stock. However, in light of our business environment and recent operating results, we currently anticipate that we will find it necessary to do so as early as the February 2002 distribution on our new trust preferred securities.

    The registration statement on our previously announced cash offer for $150 million of 9.5% convertible trust preferred securities due February 15, 2013, was declared effective by the Securities and Exchange Commission on December 11, 2001. The cash offer is currently anticipated to close on December 14, 2001. If at the closing the offer is fully funded, as indicated below under Senior Debt Facility Amendments, a portion of the proceeds will be used to pay down borrowings under the senior secured credit facility. The remaining balance will be used to enhance liquidity.

    We are in the process of exploring other possible sources of junior capital to replace some of the existing debt. If we are successful, we believe that these financing sources are likely to be in place sometime during the first calendar quarter of 2002. As discussed in greater detail below in the section entitled "—Recent Developments—Senior Debt Facility Amendments," we entered into amendments to our senior secured credit facility.

    In the opinion of management, the combination of existing cash resources, expected future cash flows from operations, available lines of credit, and the $20 million of proceeds from the recent sale of our common stock will be sufficient to satisfy our foreseeable cash requirements for the next 12 months, including up to $35 million for capital expenditures. If conditions deteriorate significantly, however, we may find it necessary to raise additional cash.

Business Outlook

    We do not expect to operate profitably during the fiscal 2002 third quarter. In addition to the normal seasonal weakness, results for the quarter are expected to be adversely affected by continuing softness in the manufactured housing and recreational vehicle markets. For more than two years, the manufactured housing industry has been impacted by excess capacity, high retail inventories and a slowing of retail sales caused by restrictive financing conditions. Encouraging progress has occurred with respect to reducing industry inventory levels and production capacity, but significant improvements in market conditions are unlikely until the inventory imbalance is fully resolved. Within the recreational vehicle sector, retail demand for motor homes began to soften late in fiscal year 2000 and dealers began to reduce their relatively high inventories to more appropriate levels for the existing market conditions. This led to a slowdown in factory shipments, which has persisted through the first half of fiscal year 2002. Retail and wholesale demand has also slowed for towable RV products. The rate of decline in travel trailer shipments began about one year ago, and has accelerated over the past six months. Prior to the tragic events of September 11, 2001, consumer confidence was softening. Subsequent to the terrorist attacks, a further decline in the economy affected our businesses, especially the recreational vehicle market. Until the economy and consumer demand improves, we cannot predict when recreational vehicle sales will show meaningful improvement. We expect that lower RV volume levels experienced in the first half of fiscal 2002 will continue in the third quarter. We believe that the combination of reduced sales and margin pressure will have a noticeable adverse impact on RV group profitability in the third quarter.

Recent Developments

Rating Announcements

    On November 16, 2001, Moody's Investors Services, Inc. announced that it had lowered its rating on our senior implied debt from B1 to B2, and on our existing preferred securities from B3 to Caa3, with a negative rating outlook. In announcing the lowered ratings, Moody's stated that its action reflected the continuing erosion in our operating performance due to a protracted decline in the manufactured housing industry and a similar slowdown in the recreational vehicle business, and that the negative outlook reflects the highly uncertain intermediate-term outlook for demand in the manufactured housing and recreational vehicle markets. Similarly, on December 6, 2001, Standard and Poor's announced that it had lowered our corporate credit rating from BB+ to BB-, and Fleetwood Capital Trust's corporate credit rating from B+ to D, with a negative rating outlook. In announcing the lowered ratings, Standard and Poor's cited our materially weakened business position due to continued, very competitive business conditions in both our manufactured housing and recreational vehicle business segments, and our constrained financial profile, as reflected by the granting of security to our lenders and the recent discontinuation and deferral of our common dividends and existing preferred security distributions, respectively. Standard and Poor's attributed its negative outlook to the prospects for continued weak performance within both of our primary business segments and the vulnerability of our corporate credit ratings to further downgrades. These actions could result in lower trading prices for the existing preferred securities, and could also result in any capital that we might raise in the future being more expensive or more difficult to raise.

Senior Debt Facility Amendments

    As part of a larger program to restructure our debt obligations and to improve liquidity and enhance our balance sheet, on July 27, 2001 we entered into a new senior secured facility funded by a syndicate of banks led by Bank of America.

    We and our lenders have amended our senior secured facility to enable us to comply with certain of the affirmative and negative covenants under the facility in the near future. In amending the terms of the facility, our lenders agreed to replace the existing EBITDA covenant with a new covenant based on the projected amount of our free cash flow, and also to amend the definition of the fixed charge coverage ratio in the existing fixed charge coverage ratio covenant. The interest rates on our LIBOR rate loans and prime rate loans have also been increased by 0.5% for a period of at least 90 days post-closing, while remaining within the interest rate ranges indicated above.

    The amended covenants governing our amended senior secured facility include the following:

  •
  Fixed Charge Coverage Ratio. We have agreed to maintain, on a consolidated and rolling four-fiscal-quarter basis, 1.10:1.00 for the period ending October 27, 2002, 1.15:1.00 for the period ending January 26, 2003, and 1.25:1.00 for the period ending April 27, 2003 and for each rolling four-fiscal-quarter period thereafter;

  •
  Free Cash Flow. Starting on October 28, 2001, we have agreed to maintain, on a consolidated basis, free cash flow of at least $(5) million for the fiscal quarter ended October 28, 2001, $(21) million for the two fiscal quarters ended January 27, 2002, $(14) million for the three fiscal quarters ended April 28, 2002, and $(3) million for the four fiscal quarters ended July 28, 2002 and for each rolling four-fiscal-quarter period thereafter;

  •
  Minimum Availability. We have agreed to maintain, at all times, a minimum availability under the senior secured facility of $50 million in funds, as determined on a weekly basis. On or after January 1, 2002, if Bank of America, N.A., as agent to our lenders, requires us to determine minimum availability on a daily basis, we have agreed to maintain a minimum availability of $40 million or $45 million, depending on the day of the week that the minimum availability is calculated;

    We also recently amended our senior secured facility to provide that half of the amount raised in our previously announced cash offer, after allowing for expenses and anticipated income taxes of the previously announced exchange offer for new trust preferred securities of $30.0 million, would be contributed to our manufacturing company subsidiaries, with half of the amount of that contribution, or $24.0 million, whichever is less, to be applied to pay down the term loan, with the balance of the amount contributed being then applied to pay down the revolving loan. These payments will not reduce the amount of the commitment on the revolving loan but the first $6 million applied to the revolving loan will permanently reduce the amount available to borrow under the plant, property and equipment sub-facility. Further, if the exchange offer is not completed by February 28, 2002, then the amount of the cash proceeds that we are required to contribute to our manufacturing company subsidiaries for application as described above would be reduced to 43% of the proceeds of the cash offer, after allowing for expenses of $10.0 million but not the $20.0 million allowance for anticipated income taxes that would have otherwise been incurred in connection with the exchange offer.

    At October 28, 2001, gross excess availability under our amended credit facility was approximately $90 million. After consideration of the $50 million required minimum excess availability, approximately $40 million was available to be used for general corporate purposes.

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

    The vast majority of our marketable investments are invested in institutional money market funds or longer-term variable rate notes, which are subject to periodic fluctuations in interest rates. Under our new financing arrangement, however, invested balances are lower than they have been historically, reducing the amount of market risk.

    For fixed rate debt, changes in interest rates generally affect the fair market value, but not earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not influence fair market value, but do affect future earnings and cash flows. With the refinancing and new credit facility, we do not have any remaining fixed rate debt. Based upon the amount of variable rate debt outstanding at the end of the second quarter, and holding the variable rate debt balance constant, each one percentage point increase in interest rates occurring on the first day of an annual period would result in an increase in interest expense of approximately $1.0 million.

    We do not believe that future market equity or interest rate risks related to our marketable investments or debt obligations will have a material impact on our results.

PART II      OTHER INFORMATION

Item 1. Legal Proceedings

    In Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended April 29, 2001, we reported that in February 2000 we and two of our subsidiaries were served with a purported class action filed on behalf of nine present or former associates of our Idaho manufactured housing facility. The complaint in the matter of Bristow et al., v. Fleetwood Enterprises, Inc. et al., was filed in the U.S. District Court in Idaho and alleges violations of the federal Fair Labor Standards Act, and similar state laws, and requests compensation, punitive damages, litigation expenses, and attorneys' fees. On February 20, 2001, a Magistrate Judge conditionally certified a class of plaintiffs composed of certain production associates and supervisors of our housing and recreational vehicle groups. During July 2001, notice of the action was issued to possible class members. While we continue to deny the material allegations in the complaint and assert a vigorous defense, we are also in discussions regarding a pending settlement which would include a possible cash payment of up to $7.35 million

    In Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended April 29, 2001, we reported that on August 14, 2000, another purported class action complaint was filed by Ms. Bristow along with a Jane Doe alleging sexual harassment. On January 19, 2001, an amended complaint, entitled Bogen, et al., v. Fleetwood Enterprises,  Inc., was filed in the U.S. District Court in Idaho by six plaintiffs, including Ms. Bristow, alleging gender discrimination and sexual harassment as a result of a sexually hostile environment at four manufacturing centers. The plaintiffs are attempting to establish a national class action and are requesting compensatory and punitive damages, litigation expenses and attorneys' fees. While we continue to deny the material allegations in the amended complaint and plan to assert a vigorous defense, we are in discussions regarding a pending settlement, which would include a possible cash payment of up to $1.0 million.

    In Part l, Item 3 of our Annual Report on Form 10K for the fiscal year ended April 29, 2001, we reported that we are a defendant in a class action in the case of McManus v. Fleetwood Enterprises, Inc., which was filed on April 9, 1999, and is pending in the U. S. District Court for the Western District of Texas, San Antonio Division. The complaint attempts to establish a class of purchasers of our Class A motor homes for the model years 1994-1999 and makes claims with respect to the alleged breach of express and implied warranties, negligent misrepresentation, fraudulent concealment, and violation of various state statutes in connection with the ability of such motor homes to tow an automobile or other vehicle or cargo. On September 24, 2001, the Court certified a subclass of Texas residents who purchased a subject motor home from a Texas dealer and who still own the motor home. We appealed this certification to the Fifth Circuit Court of Appeals on October 4, 2001, and we expect that a hearing on this matter will be scheduled within eight or nine months. We continue to deny the material allegations in the complaint while asserting a vigorous defense to that end. It is not possible at this time to properly assess the risk of an adverse verdict or the magnitude of possible exposure.

    We are also subject to other litigation from time to time in the ordinary course of business. Our liability under some of this litigation is covered in whole or in part by insurance. Although the amount of any liability with respect to such claims and litigation over and above our insurance coverage cannot currently be determined, in the opinion of our management such liability is not expected to have a material adverse effect on our financial condition or results of operations.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits. None

  (b)
  Reports on Form 8-K

    On October 26, 2001, the Company filed a current report on Form 8-K disclosing the completion of a private placement of 2,209,945 restricted shares of its Common stock with Acqua Wellington Private Placement Fund, Ltd. for gross proceeds of $20 million.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLEETWOOD ENTERPRISES, INC.
/S/ BOYD R. PLOWMAN Boyd R. Plowman Executive Vice President and Chief Financial Officer

December 12, 2001

QuickLinks

CONDENSED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
FLEETWOOD ENTERPRISES, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (CONDENSED) (Amounts in thousands except per share data) (UNAUDITED)
FLEETWOOD ENTERPRISES, INC. CONSOLIDATED BALANCE SHEETS (CONDENSED) (Amounts in thousands)
FLEETWOOD ENTERPRISES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (CONDENSED) (Amounts in thousands) (UNAUDITED)
FLEETWOOD ENTERPRISES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (CONDENSED) (UNAUDITED) PAGE 2 (Amounts in thousands)
FLEETWOOD ENTERPRISES, INC. CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (CONDENSED) (Unaudited) (Amounts in thousands)
FLEETWOOD ENTERPRISES, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OCTOBER 28, 2001 (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
PART II OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURE