Form 10-Q
period 2002-01-27
FLEETWOOD ENTERPRISES INC/DE/
filed 2002-03-08
CIK 314132

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, DC   20549


                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

    X                OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 27, 2002


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

Class                                    Outstanding at January 27, 2002
_________________________                _____________________________
Common stock, $1 par value               34,969,141 shares

Preferred share purchase rights                          --



               CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     The following unaudited interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Such financial statements have been reviewed by Arthur Andersen LLP in accordance with standards established by the American Institute of Certified Public Accountants. As indicated in their report included herein, Arthur Andersen LLP does not express an opinion on these statements.

     Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. In the Company's opinion, the statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the periods ending January 27, 2002 and January 28, 2001, and the balances as of January 27, 2002 and April 29, 2001. You should read these condensed consolidated financial statements in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the board of directors and shareholders of Fleetwood Enterprises, Inc.:


     We have reviewed the accompanying condensed consolidated balance sheet of FLEETWOOD ENTERPRISES, INC. (a Delaware Corporation) and subsidiaries as of January 27, 2002, and the related condensed consolidated statements of operations for the thirteen and thirty-nine week periods ended January 27, 2002 and January 28, 2001, the condensed consolidated statements of cash flows for the thirty-nine week periods ended January 27, 2002, and January 28, 2001, and the condensed consolidated statement of changes in shareholders' equity for the thirty-nine week period ended January 27, 2002. These financial statements are the responsibility of the Company's management.

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


ARTHUR ANDERSEN LLP



Orange County, California
February 26, 2002


                        FLEETWOOD ENTERPRISES, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (CONDENSED)
                  (Amounts in thousands except per share data)
                              (UNAUDITED)

                             13 Weeks Ended           39 Weeks Ended
                            Jan. 27,    Jan. 28,    Jan. 27,     Jan. 28,
                              2002        2001        2002         2001
Net sales:
  Manufacturing             $488,585     $448,328   $1,524,192  $1,734,202
  Retail                      72,852      121,554      268,998     458,670
  Less intercompany          (39,056)     (55,057)    (115,921)   (208,796)
                             -------    ---------  -----------   ---------
                             522,381      514,825    1,677,269   1,984,076

Cost of products sold        416,447      431,550    1,339,101   1,598,111

  Gross profit               105,934       83,275      338,168     385,965

Operating expenses           120,144      139,411      373,318     442,741
Impairment of goodwill            -       163,231           -      163,231
Other charges                  4,800       10,851        5,800      28,253
                             -------      -------      -------    -------
                             124,944      313,493      379,118     634,225
                             -------     --------      -------    --------
  Operating loss             (19,010)    (230,218)     (40,950)   (248,260)

Other income (expense):
  Investment income              775        2,276        2,443       6,526
  Interest on senior unsecured
   notes payable                  -        (1,421)      (3,922)     (4,236)
  Interest on long-term debt  (1,797)          -        (2,417)         -
  Interest on inventory floor
    plan financing            (1,302)      (2,940)      (3,661)     (9,381)
  Interest on short-term
    borrowings                (1,880)        (916)      (3,864)     (1,881)
  Other                           11        2,144         (196)        858
                              ------       -------     -------      ------
                              (4,193)        (857)     (11,617)     (8,114)
                              ------       ------       ------       -----
Loss before income
  taxes, minority interest
  and cumulative effect of
  accounting change          (23,203)    (231,075)     (52,567)   (256,374)
Benefit for income taxes       8,562       28,907       19,943      36,434
Minority interest in Fleetwood
  Capital Trust I, II and
  III, net of tax             (2,654)      (2,790)      (8,147)     (8,369)
                              -------     -------       -------     ------
Loss before cumulative effect
  of accounting change       (17,295)    (204,958)     (40,771)   (228,309)
Cumulative effect of accounting
  change, net of tax              --         --             --     (11,176)
                              -------     --------     ---------   --------
Net loss                    $(17,295)   $(204,958)    $(40,771)  $(239,485)
                             =======     ========     =========   ========
Net income (loss) attributable
  to Common shareholders,
  basic                      $12,108    $(204,958)    $(11,368)  $(239,485)
                            ========    =========     ========   =========
Earnings (loss) per Common share:
                      Basic Diluted Basic Diluted Basic Diluted Basic Diluted
  Income (loss) before cumulative
    effect of accounting
    change            $.35  $.31  $(6.26) $(6.26) $(.34) $(.34)$(6.97) $(6.97)
  Cumulative effect of
    accounting change,
    net of tax        --     --      --      --      -     -     (.34)   (.34)
                    -----  -----   -----   -----  -----  -----  ----  -----
Net income (loss) per
  Common share        $.35  $.31  $(6.26) $(6.26) $(.34) $(.34)$(7.31) $(7.31)
                     ===== ======    ====   ====   ====  ======   ===== =====
Weighted average Common shares:
  Basic                       34,969      32,755       33,519       32,755
  Diluted                     48,179      32,755       33,519       32,755
                             =======      ======       ======       =======
Dividends declared per share of
  Common stock outstanding       --         $.04         $.08         $.42
                                ===         ====         ====         ====

See accompanying notes to financial statements.


                    FLEETWOOD ENTERPRISES, INC.
               CONSOLIDATED BALANCE SHEETS (CONDENSED)
                           (UNAUDITED)

                   ASSETS
 (Amounts in thousands)                 January 27,            April 29,
                                            2002                2001
Current assets:
  Cash                                   $ 13,427              $ 36,602
  Marketable investments                  126,410                29,283
  Receivables                             137,758               122,944
  Inventories                             222,536               273,385
  Deferred tax benefits - current          26,305                34,413
  Income tax receivable                    13,533                48,289
  Other current assets                     25,001                27,206
                                         --------              --------
     Total current assets                 564,970               572,122

Property, plant and equipment, net        285,558               294,813
Marketable investments maturing
  after one year                              460                 7,218
Deferred tax benefits                      67,851                71,945
Cash value of Company-owned
  life insurance                           64,338                64,129
Goodwill and intangible assets             87,002                86,908
Other assets                               45,480                45,326
                                         --------             ---------
                                       $1,115,659            $1,142,461
                                       ==========            ==========

           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                        $85,996              $ 75,394
  Employee compensation and benefits       54,738                64,379
  Retail flooring liability                33,874                85,861
  Motor home chassis inventory financing      --                 11,135
  Senior unsecured notes payable              --                 80,000
  Other short-term borrowings               9,827                    --
  Other current liabilities               171,111               154,577
                                         --------              --------
     Total current liabilities            355,546               471,346


Deferred compensation and
  retirement benefits                      62,542                68,944
Insurance reserves                         25,370                28,523
Long-term debt                              6,000                    --
                                         --------               --------
     Total liabilities                    449,458               568,813
                                         --------               --------

Company-obligated mandatorily redeemable convertible
  preferred securities of Fleetwood Capital Trust I,
  II and III holding solely convertible subordinated
  debentures of the Company               373,765               287,500
                                         --------              --------
Contingent liabilities

Shareholders' equity:
  Preferred stock, $1 par value, authorized
   10,000,000 shares, none outstanding        --                    --
  Common stock, $1 par value, authorized
   75,000,000 shares, outstanding 34,969,000
   at January 27, 2002 and 32,740,000 at
   April 29, 2001                          34,969                32,740
  Capital surplus                         242,669               194,338
  Retained earnings                        18,819                62,212
  Accumulated other comprehensive loss     (4,021)               (3,142)
                                          -------               --------
                                          292,436               286,148
                                         --------              --------
                                       $1,115,659            $1,142,461
                                       ==========            ==========

   See accompanying notes to financial statements.

FLEETWOOD ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONDENSED)
(Amounts in thousands)
(UNAUDITED)

                                      39 Weeks Ended     39 Weeks Ended
                                     January 27, 2002   January 28, 2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                  $(40,771)       $(239,485)
Adjustments to reconcile net loss to net
  cash provided by (used in)
  operating activities:
  Depreciation expense                      20,441           21,963
  Amortization of goodwill and
    intangibles                                 --            5,060
Amortization of financing costs              2,145              -
Impairment of goodwill                          -           163,231
Other asset impairment charges               4,800           19,975
Gains on sales of property,
  plant and equipment                         (724)            (858)
Non cash charge for warrants issued
  for services                                 850               --
Changes in assets and liabilities:
  (Increase) decrease in receivables       (14,814)         137,829
  Decrease in inventories                   50,849           38,916
  Decrease in income tax receivable         18,006               --
  (Increase) decrease in deferred
    tax benefits                            12,202          (19,707)
  (Increase) decrease in cash value of
    Company-owned life insurance              (209)             170
  Increase in other assets                  (8,643)         (28,577)
  Increase (decrease) in accounts payable   10,602          (71,742)
  Decrease in employee compensation
     and benefits                          (16,043)         (21,633)
  Increase (decrease) in other liabilities  13,781           (5,155)
                                           -------          -------
Net cash provided by (used in)
   operating activities                     52,472              (13)
                                           -------          -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities
  available-for-sale                      (894,054)      (3,048,883)
Proceeds from sale of investment securities
  available-for-sale                       803,632        3,076,773
Acquisition of retail companies                 -              (650)
Purchases of property, plant and
  equipment                               (13,962)         (26,546)
                                           -------          -------
Net cash provided by (used in) investing
  activities                              (104,384)             694
                                           -------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends to shareholders                   (2,622)         (13,750)
Common stock issued-private placement       19,864               --
Proceeds from issuance of trust preferred
  securities, net                          141,763               --
Costs related to exchange of
  trust preferred securities                (2,190)              --
Motor home chassis inventory financing     (11,135)          26,851
Retail flooring                            (51,987)         (18,437)
Short-term borrowings                        9,827               --
Long-term debt                               6,000               --
Payment of senior unsecured notes
  payable                                  (80,000)              --
Proceeds from exercise of stock options         43               --
                                            -------         -------
Net cash provided by (used in)
   financing activities                     29,563           (5,336)
                                           -------          --------
Foreign currency translation adjustment       (826)            (517)
                                           -------          -------
Decrease in cash                           (23,175)          (5,172)
Cash at beginning of period                 36,602           43,649
                                            ------          -------
Cash at end of period                      $13,427          $38,477
                                           =======          =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID DURING THE PERIOD FOR:
  Interest                                 $12,971          $15,226
  Income taxes                               2,146            8,064
                                           =======           ======
DETAILS OF ACQUISITIONS:
  Fair value of assets                          --          $28,826
  Liabilities assumed                           --           28,176
                                           -------          -------
  Acquisition price                             --              650
  Less cash acquired                            --               --
                                           --------         -------
  Net cash paid for acquisitions                --             $650
                                           =======           =======
NON-CASH FINANCING ACTIVITIES:
  Common stock issued in settlement of
    acquisition-related liability             $400             $869
                                           =======           ======

  Stock warrants issued for services          $850              --
                                           =======           ======
Contribution from exchange of
  convertible trust preferred securities,
  net of income taxes                      $29,403              --
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

                  FLEETWOOD ENTERPRISES, INC.
                CONSOLIDATED STATEMENT OF CHANGES
               IN SHAREHOLDERS' EQUITY (CONDENSED)
                       (UNAUDITED)
                  (Amounts in thousands)

                                                  Accumulated
                                                     Other
                                                     Compre-
               Common Stock                         hensive    Total
               Number            Capital  Retained  Income Shareholders'
              of Shares  Amount  Surplus  Earnings  (Loss)    Equity

Balance April 29,
  2001        32,740    $32,740   $194,338   $62,212 $(3,142)   $286,148
                                                                --------
Comprehensive income (loss):

  Net loss       --        --          --    (40,771)      --    (40,771)

  Other comprehensive income:

   Foreign currency translation,
    net of taxes of
     $609        --        --          --        --     (826)       (826)

   Investment securities,
    net of taxes
     of $30       --        --          --       --      (53)        (53)
                                                                  ------
Comprehensive loss                                               (41,650)
                                                                  ------
Cash dividends declared on
  Common stock    --       --          --     (2,622)      --     (2,622)

Stock warrants
  issued           --       --         850        --       --        850

Stock options exercised
  (including related
  tax benefits)    4          4         39       --       --          43

Contribution from exchange of
  convertible trust preferred
  securities, net of taxes
  of $16,750      --         --     29,403       --       --      29,403

Common stock issued - private
  placement   2,210       2,210    17,654        --       --      19,864

Stock issued for
 acquisitions    15         15        385        --        --        400
               ----       ----     ------      -----    -----    -------
Balance January 27,
  2002       34,969    $34,969   $242,669    $18,819  $(4,021)  $292,436
             ======    =======   ========   ========   ======   ========

See accompanying notes to financial statements.



                      FLEETWOOD ENTERPRISES, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          JANUARY 27, 2002
                             (Unaudited)


1)   Reference to Annual Report

     Reference is made to the Notes to Consolidated Financial Statements included in the Company's Form 10-K annual report, as amended, for the year ended April 29, 2001.

2)   Industry Segment Information

     Information with respect to industry segments for the periods ending January 27, 2002, and January 28, 2001, is shown below (amounts in thousands):

                           13 Weeks       13 Weeks    39 Weeks    39 Weeks
                              Ended        Ended       Ended       Ended
                            Jan. 27,      Jan. 28,    Jan. 27,    Jan. 28,
                             2002          2001         2002       2001

     OPERATING REVENUES:

     Manufactured housing -
       Manufacturing        $202,120      $190,647      $658,417  $792,403
       Retail                 72,852       121,554       268,998   458,670
       Less intercompany     (39,056)      (55,057)     (115,921) (208,796)
                            --------      --------       --------  --------
                             235,916       257,144       811,494  1,042,277
                             -------       --------      -------    -------


     Recreational vehicles   278,348       250,404       841,511    917,232
     Supply operations         8,117         7,277        24,264     24,567
                            --------        -------     --------   --------

                            $522,381      $514,825    $1,677,269 $1,984,076
                            ========      ========    ========== ===========

     OPERATING INCOME (LOSS):

     Manufactured housing*    $3,922        $7,767       $41,531    $20,763
     Housing retail**         (9,603)      (35,839)      (30,569)   (47,354)
     Recreational vehicles    (9,161)      (29,718)      (37,047)   (43,138)
     Supply operations         1,738           793         5,909      5,109
     Corporate and other      (5,906)     (173,221)      (20,774)  (183,640)
                             -------          -----      -------    -------
                            $(19,010)    $(230,218)     $(40,950) $(248,260)
                            ========       ========     ========  =========


     * After addition (deduction) for intercompany profit in inventory as follows:

                             $1,212            $35        $7,721     $(449)
                             =======        =======      =======      ====

     ** Before deduction of interest expense on inventory floor plan financing as follows:

                             $1,302         $2,940        $3,661    $9,381
                              =====         ======        ======    ======

3)   Earnings Per Share

     Basic earnings per share is computed by dividing income attributable to Common stockholders by the weighted average number of Common shares outstanding. Diluted earnings per share for the January 27, 2002, quarter included the effect of potential shares outstanding from dilutive stock options and dilutive preferred securities. The effect of stock options and preferred securities was anti-dilutive in the first half of fiscal 2002 and in fiscal 2001, and was, therefore, not considered in determining diluted earnings or loss. However, during the quarter ended January 27, 2002, the Company exchanged new 9.5% convertible trust preferred securities with a liquidation value of $37.95 million for existing 6% convertible trust preferred securities with a liquidation value of $86.25 million. In accordance with generally accepted accounting principles, the $29.4 million after-tax difference between the liquidation value of the two securities was not included in the net loss as shown on the income statement. However, the gain did increase shareholders' equity and was therefore treated as additional income attributable to Common shareholders for purposes of computing basic and diluted earnings per share. The table below shows the calculation components of both basic and diluted earnings per share (amounts in thousands):


                                      13 Weeks Ended       13 Weeks Ended
                                     January 27, 2002     January 28, 2001
                                     ----------------     ----------------

                                                Weighted            Weighted
                                                Average             Average
                                      Income    Shares    Income    Shares

     Net loss                        $(17,295)  34,969  $(204,958)  32,755
     After-tax difference on exchange
       of convertible trust preferred
       securities                      29,403	   -	         -	      -
                                      ------   ------   ---------   ------
     Basic earnings (loss)             12,108   34,969   (204,958)  32,755
     Effect of dilutive securities:
       Stock options                       -        74         -        -
       Preferred securities	          2,654	13,136         -	      -
                                       ------   ------  --------    -----

     Diluted earnings (loss)          $14,762   48,179  $(204,958)  32,755
                                      =======   ======  =========   ======

                                      39 Weeks Ended       39 Weeks Ended
                                     January 27, 2002     January 28, 2001
                                     ----------------     ----------------

                                                Weighted            Weighted
                                                Average             Average
                                      Income    Shares    Income    Shares

     Net loss                       $(40,771)   33,519   $(228,309) 32,755
     After-tax difference on exchange
       of convertible trust preferred
       securities                     29,403        -          -	      -
                                     -------    ------   --------   ------
     Basic and diluted loss before
       cumulative effect of
       accounting change             (11,368)   33,519   (228,309)  32,755
     Cumulative effect of accounting
       change                              -        -	    (11,176)       -
                                     -------    ------   --------   ------

     Basic and diluted loss         $(11,368)   33,519  $(239,485)  32,755
                                      =======   ======  =========   ======

     Anti-dilutive options and warrants were 3,206,396 and 3,927,017 for the thirteen and thirty-nine weeks ended January 27, 2002, respectively. Anti-dilutive options were 2,773,517 as of January 28, 2001. Anti-dilutive convertible trust preferred securities were 8,495,477 and 21,630,980 for the thirteen and thirty-nine weeks ended January 27, 2002, respectively. Anti-dilutive convertible trust preferred securities were 5,901,053 as of January 28, 2001.

4)   Inventory Valuation

     Inventories are valued at the lower of cost (first-in, first-out) or market. Manufacturing cost includes materials, labor and manufacturing overhead. Retail finished goods are valued at cost less intercompany manufacturing profit. Inventories consist of the following:

                                      January 27, 2002    April 29, 2001
                                      ----------------    --------------
                                           (Amounts in thousands)
     Manufacturing inventory-
       Raw materials                     $85,680            $82,884
       Work in process                    21,833             21,171
       Finished goods                      7,648              6,124
                                        --------            -------

                                         115,161            110,179
                                        --------            -------


     Retail inventory-
       Finished goods                    133,476            197,029
       Less manufacturing profit         (26,101)           (33,823)
                                        --------            -------

                                         107,375            163,206
                                        --------            -------

                                        $222,536           $273,385
                                        ========           ========

5)   Other Charges

     In the third quarter of fiscal 2002, the Company determined that the current net book value of two closed manufactured housing facilities and a parcel of land, each held for sale, exceeded their net realizable values. Net realizable values were determined based upon estimated recoverability upon sale. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company recorded a pre-tax charge for asset impairment of $4.8 million to reduce the net book value of these assets to estimated net realizable value.

     In the second quarter of fiscal year 2002, there was a $1.0 million charge for restructuring related to closing two manufacturing facilities. The impairment and other charges incurred in the first nine months of fiscal year 2001 included $163.2 million for the write-down of impaired goodwill, $20.0 million for the write-down of other impaired assets, $6.0 million for restructuring costs and $2.3 million for other charges. There remains $604,000 of severance accrued in the prior year that was not paid as of January 27, 2002.

6)   Convertible Trust Preferred Securities

     Reference is made to Note 8 in the notes to audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended April 29, 2001. During fiscal 1998, Fleetwood Capital Trust (Trust I), a Delaware business trust wholly owned by the Company, completed a $287.5 million private placement of 5,750,000 shares of 6% Convertible Trust Preferred Securities. The combined proceeds from the transaction and from the purchase by the Company of the Common shares of Trust I were tendered to the Company in exchange for 6% convertible subordinated debentures (Trust I Debentures) in the aggregate principal amount of $296.4 million, maturing on February 15, 2028. The Trust I Debentures are the sole assets of Trust I and eliminate in consolidation.

     In December 2001, Fleetwood Capital Trust III (Trust III), also a Delaware business trust wholly owned by the Company, completed a $150.0 million private placement of 3,000,000 shares of 9.5% Convertible Trust Preferred Securities with a face value of $50 per share. The combined proceeds from the transaction and from the purchase by the Company of the Common shares of Trust III were tendered to the Company in exchange for 9.5% convertible subordinated debentures (Trust III Debentures) in the aggregate principal amount of $154.6 million, maturing on February 15, 2013. The Trust III Debentures are the sole assets of Trust III and eliminate in consolidation.

     In January 2002, Fleetwood Capital Trust II (Trust II), another wholly owned Delaware business trust, issued 1,725,000 shares of 9.5% Convertible Trust Preferred Securities with a face value of $22 per share and an aggregate liquidation value of $37.95 million to Trust I securities holders in exchange for 1,725,000 shares of 6% Trust I Securities with a $50 face value and an aggregate liquidation value of $86.25 million. The Trust I shares and the proceeds from the purchase by the Company of the Common shares of Trust II were tendered to the Company in exchange for new convertible subordinated debentures (Trust II Debentures) in the amount of $39.12 million. In turn, the Company tendered the $86.25 million of Trust I securities to Trust I to be retired in exchange for the cancellation of a like amount of Trust I
     Debentures.   The Trust II Debentures, which mature on February 15,
     2013, are the sole assets of Trust II and eliminate in consolidation.

     Distributions on the new securities can be paid in cash or, at our election, prior to February 15, 2004, in our Common stock, at a rate of 9.5% per year of the liquidation amount of $22 per exchange preferred security and $50 per cash offer preferred security. After February 15, 2004, we can defer interest payments on the new securities for up to 20 consecutive quarterly periods.

     The new trust preferred securities are convertible, at the option of the holder, at any time at the rate of 4.826 shares of Fleetwood Common stock (i.e., a conversion price of $10.36 per Common share) for the cash offer security ($50 per share face value) and 1.752 shares of Fleetwood Common stock (i.e., a conversion price of $12.56 per Common share) for the exchange preferred security ($22 face value per share).

     Each new security is mandatorily redeemable upon maturity on February 15, 2013. In addition, after February 15, 2004, we may elect to redeem the new securities for a price equal to 100% of the liquidation amount plus accrued interest, upon not less than 30 but no more than 60 days' notice. Prior to February 15, 2004, we may only elect to redeem the new securities for a price equal to 100% of the liquidation amount plus accrued interest if our Common stock price has exceeded 200% of the conversion price for least 20 days during a 30-day trading period ending five trading days prior to the notice of redemption.

7)   Cumulative Effect of Accounting Change

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

8)   Secured Credit Facility

     On July 27, 2001, we entered into an agreement for a senior secured credit facility to be funded by a syndicate of banks led by Bank of America. A portion of the proceeds from the new credit facility was used to retire the senior unsecured notes payable held by the Prudential Insurance Company of America (Prudential). A principal payment of $68.2 million, prepayment penalties of $2.3 million, and accrued interest of $663,000 was remitted to Prudential on July 30, 2001, as part of the funding of the new facility. As amended, the senior secured credit facility is structured as a three-year revolving credit line for up to $190 million plus a $30 million two-year term loan. The revolving credit line bears interest, at our option, at variable rates based on either Bank of America's prime rate or one, two or three month LIBOR. Substantially all of our existing and future assets except certain inventories and the cash value of the Company-owned life insurance secure the facility. Advances under the revolving credit line are limited by the available borrowing base of eligible accounts receivable, inventories and property, plant and equipment and are subject to a minimum excess availability of $50 million. The credit agreement contains customary affirmative and negative covenants, some of which require the maintenance of specified financial ratios and compliance with certain financial tests. Two amendments to the credit agreement were executed on December 4, 2001, mainly to redefine several financial performance covenants. Among the modifications to the credit agreement, the EBITDA (earnings before interest, taxes, depreciation and amortization) covenant was replaced with a Free Cash Flow covenant, which takes into consideration a range of additional factors, including capital expenditures, service on junior subordinated debt and certain new capital proceeds. In addition, the entire credit facility was permanently reduced to its current commitment level of $220 million. The December 4, 2001, amendments also gave Bank of America, as agent, the right to require daily reporting of our borrowing base. Under daily reporting, our required minimum availability would vary between $40 and $45 million, depending on the day of the week on which the measurement is made. As of the end of each week, however, we would still be required to attain a minimum level of $50 million. These amendments are effective as of October 28, 2001.

     With the $141.8 million of net proceeds received from the sale of the 9.5% convertible trust preferred securities in December 2001, $24.0 million was used to pay down the bank term loan to a balance of $6.0 million and another approximately $4.0 million was used to pay off the balance then outstanding on the revolving loan. The balance outstanding on the revolver as reflected on the balance sheet at the end of January in other short-term borrowings was $9.8 million.

9)   New Accounting Pronouncements

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

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and was adopted by the Company effective April 30, 2001. The statement requires that goodwill not be amortized but instead be tested at least annually for impairment and expensed against earnings when the implied fair value of a reporting unit, including goodwill, is less than its carrying amount. We were permitted six months from the adoption date to complete a preliminary review of goodwill. Because the preliminary review indicated potential impairment, a second phase of review has commenced to determine the amount of the impairment. In connection with our preliminary review, we engaged outside consultants to assist with the determination of the estimated fair value for our two reporting units with goodwill. Based on preliminary findings, it is likely that the estimated fair value of one of the reporting units, retail housing, is less than its carrying amount. Although the second phase of our review is not complete, we believe that the impairment is likely to be substantial, thus resulting in a non-cash write-down. We would expect to finalize this process in the fourth quarter of fiscal 2002. In the future, we will evaluate the estimated fair value of the two subject reporting units at the end of each fiscal year and whenever circumstances dictate that a review should be completed. Before considering any potential effects of impairment discussed above, the adoption of the new standard resulted in net loss decreasing by $4.3 million or $0.13 per share for the nine months ended January 27, 2002, due to the elimination of goodwill amortization. Comparative pro forma results for the nine months ended January 28, 2001, would have reduced both the loss before cumulative effect of change in accounting principle and net loss by $5.1 million or $0.15 per share. We had $87.0 million and $90.9 million of goodwill on our balance sheet at January 27, 2002, and January 28, 2001, respectively.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002, and we do not expect the adoption of SFAS 143 to have a material impact on our financial condition and results of operations.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and we do not expect the adoption of SFAS 144 to have a material impact on our financial condition and results of operations.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Preliminary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements which may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. Forward-looking statements regarding future events and the future performance of the Company involve risks and uncertainties that could cause actual results to differ materially. These risks and uncertainties include, without limitation, ongoing weakness in the manufactured housing and the recreational vehicle markets, continued acceptance of the Company's products, the availability of wholesale and retail financing in the future and changes in retail inventory levels in the manufactured housing and recreational
vehicle industries.   Additionally, other risks and uncertainties are
described in (a) our Annual Report on Form 10-K, as amended, for the fiscal year ended April 29, 2001, filed with the Securities and Exchange Commission, under "Item 1-Business," including the section therein entitled "Risks Relating to Our Business," and "Item 7-Management's Discussion and Analysis of Results of Operations and Financial Condition," including the section therein entitled "Business Outlook" and (b) our Registration Statement on Form S-3 and S-4, as filed with the Securities and Exchange Commission on December 11, 2001, under the caption "Risk Factors."

The following is an analysis of changes in key items included in the consolidated statements of operation for the 13-week and 39-week periods ended January 27, 2002, compared to the 13-week and 39-week periods ended January 28, 2001.

                                       13 Weeks Ended        39 Weeks Ended
                                       January 27, 2002    January 27, 2002
                                        (Unaudited)	          (Unaudited)

                                    Increase       %       Increase     %
(Amounts in thousands)             (Decrease)   Change    (Decrease) Change
                                    -------     -----      --------  ----

Sales                               $7,556       1.5%    $(306,807)  (15.5)%
Cost of products sold              (15,103)     (3.5)     (259,010)  (16.2)
                                    ------       ---      --------    ----

  Gross profit                      22,659     (27.2)      (47,797)  (12.4)

Selling expenses                     1,001       1.8       (23,664)  (12.4)
General and administrative
  expenses                         (20,268)    (24.4)      (45,759)  (18.2)
Goodwill impairment               (163,231)        -      (163,231)     -
Other charges                       (6,051)    (55.8)	     (22,453)  (79.5)
                                    ------       ---      --------    ----

Operating expenses                (188,549)    (60.1)	    (255,107)  (40.2)
                                    ------       ---      --------    ----

  Operating loss                  (211,208)    (91.7)     (207,310)  (83.5)

Other expense                        3,336     389.3         3,503    43.2
                                    ------       ---      --------    ----

Loss before taxes, minority interest
  and cumulative effect of accounting
  change                          (207,872)    (90.0)     (203,807)  (79.5)

Benefit for income taxes           (20,345)    (70.4)      (16,491)  (45.3)

Minority interest in Fleetwood
  Capital Trust I, II and III,
  net of tax                          (136)     (4.9)        (222)    (2.7)
                                    ------       ---      --------    ----

Loss before cumulative effect
  of accounting changes           (187,663)    (91.6)     (187,538)  (82.1)

Cumulative effect of accounting
 change, net of taxes                   -         -        (11,176)    -

Net loss                         $(187,663)    (91.6)%   $(198,714)  (83.0)%
                                  ========      ====      ========    ====


Current Quarter Compared to Same Quarter Last Year

Consolidated Results:

We incurred a net loss in the third quarter of $17.3 million compared to a net loss of $205.0 million in the prior year. Last year, the loss included a $163.2 million non-cash charge related to the revaluation of goodwill that originated with acquisitions of retail housing businesses in prior years. In addition, last year we recorded other charges totaling $10.9 million, which were almost entirely related to the downsizing of retail housing operations. The loss in the current period primarily resulted from a 40% decline in retail housing sales and a 12% decrease in travel trailer sales. In addition to the sales decline, both businesses were negatively impacted by low gross margins, despite improvement in overall gross margins, due to competitive conditions described below.

As the result of the required accounting treatment for the after-tax gain on the recent exchange transaction of convertible trust preferred securities, we reported positive earnings of $0.31 per diluted share. In the exchange offer, as previously reported, we exchanged new 9.5% convertible trust preferred securities with a liquidation value of $37.95 million for existing 6% convertible trust preferred securities with a liquidation value of $86.25 million. The $29.4 million after-tax difference between the liquidation values of the two securities was not included in the net loss as reported on the income statement. However, the gain did increase shareholders' equity, and was therefore treated as additional income attributable to Common shareholders in calculating earnings per share. Last year we reported a $6.26 loss per diluted share, which included $4.86 per share related to the goodwill impairment and $0.21 per share for other charges, net of tax.

Consolidated revenues rose 1% to $522.4 million compared to $514.8 million in last year's third fiscal quarter. Quarterly sales improved in the manufacturing operations of both of our primary businesses, with recreational vehicle sales up 11% and manufactured housing revenues rising 6%. Housing retail sales continued to decline, dropping 40% from the prior year, largely due to a similar percentage reduction in the number of Company-operated retail stores, resulting from a restrictive financing environment.

Gross profit margin increased to 20.3% of sales compared to 16.2% a year ago due to improved margins in all segments, as further specifically described below.

In the current quarter, we incurred a $4.8 million non-cash charge related to asset impairment on two closed manufactured housing plants and a parcel of land, each held for sale.

Operating expenses, excluding the asset impairment charges, decreased $19.3 million or 14% to $120.1 million. As a percentage of sales, these costs declined from 27.1% to 23.0% due to cost reduction actions over the past 12 months. Selling expenses rose 2% to $57.4 million, and remained at 11.0% of sales. Decreases in advertising and marketing expenses were offset by increases to service costs due in part to opening new service centers and parts warehouses and in further part to reclassifying sales and service salaries from general and administrative expense and selling expense.

General and administrative expenses fell $20.2 million or 24% to $62.7 million, and decreased as a percentage of sales from 16.1% to 12.0%. The dollar reduction mainly reflects lower employee compensation and benefits, mainly as the result of downsizing, and in part to reclassifying sales and service salaries to selling expense.

Non-operating expenses increased $3.3 million to $4.2 million for the current year. Net gains totaling $2.1 million on the disposition of fixed assets last year and lower interest income this year were the main contributors to the higher expense. Investment income was down 66% from the prior year as a result of lower invested balances while interest expense on non-inventory financing borrowings was higher because of increased amortization related to the debt restructuring.

Manufactured Housing:

Gross manufacturing revenues of $202.1 million increased 6% from the prior year, and included $39.1 million of intercompany sales to Company-owned retail home centers. Manufacturing unit volume increased 4% to 7,075 homes, but the number of sections was up a lesser 2% to 12,647. Multi-section homes represented 77% of factory sales versus 78% last year, representing the first quarter in more than five years where sales of multi-section homes declined as a percentage of total factory sales.

The increased housing volume reflects a slight rise in what has been a weak manufactured housing market. October was the first month in 30 months where industry shipments exceeded the same month prior year shipments. The industry has been adversely affected by excessive retail inventories and restrictive retail financing conditions. During the past three years, lenders have imposed more stringent credit standards and down payment requirements for retail buyers. Additionally, several key lenders have exited the business, including as of January 2002, the second largest lender, GreenPoint Financial Corp. Further, an originator of floor plan financing for manufactured housing dealers has also announced plans to exit that business. These actions, combined with higher interest rates and other stringent loan terms, such as shorter terms to maturity, relative to site-built housing have eliminated many potential buyers of manufactured homes. We anticipate that industry wholesale shipments will continue to be weak until the current inventory imbalance is resolved, the timing of which depends largely on the availability and terms of retail financing.

Housing operating income, excluding the adjustment for intercompany inventory profit, declined 65% from $7.7 million to $2.7 million, and operating margin fell from 4.1% to 1.3% of sales. Most of the decline related to the $3.5 million of asset impairment charges on the two closed plants. Gross profit margin for the Housing Group improved from 22.9% to 25.4% of sales as a result of selling price increases and lower manufacturing costs related to operating fewer plants, which offset increased cost of raw materials. More efficient material usage, improved product pricing and lower production costs all contributed to the higher gross margin percentage. Housing Group operating costs rose 26%, due mainly to increased warranty and service costs, which resulted partly from the new regional service operations and partly also from a reclassification of salaries from general and administrative expense to selling expense. In addition, selling expense last year was $2 million lower due to media advertising that was never produced or distributed due to the soft market conditions.

Retail Housing Operations:

The retail housing division had third quarter revenues of $72.8 million, 40% below last year's similar period. Unit sales from Fleetwood retail stores fell 41% to 1,650 homes. The retail division incurred an operating loss of $9.6 million for the current quarter compared to a loss of $35.8 million a year ago. Last year, the significant operating loss included $10.6 million of asset impairment charges related to downsizing actions and $9.8 million of inventory write-downs for aged inventory. The operating loss this year was the result of a decline in sales brought about by the restrictive financing conditions and exacerbated by low gross margins stemming from competitive pricing pressures. Retail housing margins increased from 10.2% to 19.6% for the current quarter, although last year's gross margin was negatively affected by the $9.8 million inventory write-down. Operating expenses declined 36% due to lower volume, store closures and reduced staffing. Interest expense on inventory financing decreased by 56% from $2.9 million to $1.3 million, reflecting a $65.6 million or 38% drop in inventory and lower interest rates. The retail housing segment was operating 145 stores at the end of January 2002 compared to 227 at the end of January a year ago.

Recreational Vehicles:

Recreational vehicle sales increased 11% to $278.3 million compared to $250.4 million for last year's third quarter. Motor home revenues increased 25% to
$183.6 million on a 13% increase in shipments to 1,987 units.   The primary
drivers for the increased sales revenue were orders received during and immediately after the industry trade show in late November and the strong acceptance by dealers and customers of the recently renovated Pace Arrow and Southwind products. In the towable RV categories, travel trailer sales declined 12% to $68.4 million and folding trailer sales were unchanged at $26.4 million. Third quarter unit shipments for travel trailers and folding trailers were 5,268 and 4,225, respectively, representing decreases of 11% and 6%.

The RV Group incurred a $9.2 million operating loss in the third quarter, mainly as a result of the decline in travel trailer sales and slimmer travel trailer gross margins. On a positive note, the motor home plants earned $5.6 million compared to a loss from operations of $9.4 million in the prior year. Gross profit margin in the RV Group rose from 10.1% a year ago to 13.0% of sales, largely due to improved motor home margins due to efficiencies gained from past downsizing efforts to align capacity with demand. In addition, gross margins were negatively impacted by increased sales incentives offered early in the third quarter. Last year's motor home and travel trailer gross margins were negatively impacted by a sharp decline in volume resulting in production shutdowns, material obsolescence and higher wage and benefit costs resulting from production inefficiencies at lower volume levels. Operating costs for our RV Group were 17% lower than the prior year due to successful downsizing initiatives since last year. Selling expense was 16% lower due to reduced sales and marketing costs. General and administrative expenses for the RV Group were 18% below last year's third quarter, mainly due to staffing reductions and lower levels of profit-based management incentive compensation.

Supply Operations:

The Supply Group contributed third quarter revenues of $8.1 million compared to $7.3 million a year ago. Operating income more than doubled from $793,000 to $1.7 million for the current year, primarily due to increased sales volume and lower material cost.

Current Year-to-Date Compared to Same Period Last Year

Consolidated Results:

For the first nine months of fiscal 2002, we incurred a net loss of $40.8 million or $0.34 per diluted share compared to a loss of $239.5 million or $7.31 per diluted share for the similar period last year. The loss in the current year stems from reduced sales volume in both manufactured housing and recreational vehicles caused by restrictive financing in the housing industry and a slowing economy, particularly in the first half of the fiscal year. The significant loss in the prior year was due in a large part to other charges related to goodwill impairment, restructuring and downsizing initiatives resulting from declining markets in both our primary businesses, and which
contributed $5.40 to the loss per share.   In addition, a change in accounting
treatment in the prior year for credit retail housing sales, which was adopted in the first quarter, contributed $0.34 to the loss per share.

Consolidated revenues for the nine-month period fell 16% to $1.68 billion compared to $1.98 billion for last year's similar period. Manufactured housing sales declined 17% to $658.4 million and recreational vehicle sales decreased 8% to $841.5 million. As mentioned earlier, restrictive financing in the housing industry and a slowing economy were the primary reasons for declining sales.

Gross profit margin increased to 20.2% of sales compared to 19.4% last year, mainly due to improvements in housing's manufacturing and retail gross margins. Overall manufacturing gross margin rose from 17.6% to 18.4% as the gross margin from the housing business more than offset the decline in the RV sector. Last year, retail margins were negatively impacted by the third quarter inventory write-down described above.

Operating expenses, excluding other charges for asset impairment and restructurings, declined $69.4 million or 15% and, as a percentage of sales, decreased from 22.3% to 22.2%. The lower operating expenses were the result of downsizing actions in all business segments. Selling expenses declined 12% to $167.6 million, but as a percentage of sales rose slightly from 9.6% to 10.0%. Reductions in RV marketing programs and product warranty costs led to the lower expense. General and administrative expenses fell 18% to $205.7 million, and decreased as a percentage of sales from 12.7% to 12.3% on the lower sales. Included in the $205.7 million was $8.3 million as an estimate of the cost to settle two class action suits. The reduction in cost was mainly due to staff reductions resulting from manufacturing plant and retail store closures.

In the prior year, other charges related to plant closings and downsizing efforts totaled $28.3 million, which included $10.6 million for asset impairment charges related to downsizing of the Company's retail housing business and $9.4 million for the write-down of plant facilities. The balance of these costs was largely related to employee severance payments and other plant closing expenses. This year the cost was $5.8 million, which includes asset impairment charges of $4.8 million, mostly for two closed housing plants and $1.0 million related to closing two travel trailer manufacturing facilities.

Non-operating expense was about $11.6 million compared with $8.1 million in the prior year. The $3.5 million increase was due in part to lower investment income this year resulting from lower interest rates and lower invested balances and higher interest expense related to the debt restructuring. Partially offsetting the above increases was lower interest expense on retail housing inventory floor plan liability, resulting from a $65.6 million decrease in inventories.

Manufactured Housing:

Gross manufacturing revenues in the first nine months were $658.4 million, down 17% from the prior year, and included $115.9 million of intercompany sales to Company-owned retail sales centers. Manufacturing unit volume declined 20% to 23,547 homes, but the number of housing sections was off a lesser 18% to 42,177 due to the continuing shift in sales mix toward multi-section homes. Multi-section homes represented 77% of factory sales versus 73% last year.

The relative weakness in Company housing sales was attributable to the factors described in the quarter-to-quarter comparison of results.

Operating income, excluding the adjustment for intercompany inventory profit, increased 59% from $21.2 million to $33.8 million, and operating margin improved from 2.7% to 5.1% of sales. Last year's operating income was impacted by about $12 million of restructuring and impairment charges related to plant closings and downsizing initiatives. This year's profit was negatively affected by $3.5 million of asset impairment charges related to two previously closed plants. Excluding these other charges, operating margin for the Housing Group would have been 5.7% in the current year and 4.2% in the prior year. Gross profit margin for the Housing Group improved from 22.6% to 25.6% of sales, mainly as a result of lower raw material costs. More efficient material usage and improved product pricing, along with lower manufacturing cost, contributed to the higher gross margin. Housing Group operating costs, excluding the aforementioned other charges, fell 10%, mainly as a result of reduced advertising expense and lower employee compensation. Compensation costs reflect lower profit-based incentive compensation and staffing reductions resulting from downsizing efforts.

Retail Housing Operations:

The retail housing division generated nine-month revenues of $269.0 million compared to $458.7 million in last year's similar period. Unit sales for the retail operation were down 38% to 6,508 homes. Last year, as a result of a change in accounting for retail credit sales, we incurred a one-time cumulative charge against earnings of $11.2 million after taxes. The retail division incurred a nine-month operating loss of $30.6 million, before interest expense on inventory financing, compared to an operating loss of $47.3 million last year. The prior period loss included other asset impairment charges totaling $10.6 million related to downsizing initiatives, in addition to a $9.8 million inventory write-down. The operating loss for the current year mainly resulted from the decline in sales brought about by the restrictive financing environment and exacerbated by low gross margins stemming from competitive pricing pressures. Partially offsetting the lower gross profit was a 32% reduction in operating expense resulting from operating fewer retail stores and staff reductions. Interest expense on inventory financing dropped 61% from $9.4 million to $3.7 million, reflecting the significant decrease in inventories and paying down the inventory floor plan liability.

Recreational Vehicles:

Recreational vehicle revenues declined 8% to $841.5 million, primarily as a result of lower travel trailer sales. Motor home revenues increased 1% to $489.3 million on a 7% decrease in unit volume. This mainly reflects the increased shipments of the new high-line gas products and fewer lower-priced Class C products. Sales were also weaker for towable products. Travel trailer revenues declined 23% to $268.1 million and folding trailer sales fell 4% to $84.1 million. Unit shipments for travel trailers and folding trailers were 19,342 and 12,981, respectively, representing decreases of 23% and 11%.

The RV Group incurred a nine-month operating loss of $37.0 million versus an operating loss of $43.1 million in the prior period. Last year the RV Group incurred a charge of $3.4 million for plant closings and other downsizing related actions. This year's loss was mainly the result of lower travel trailer sales and reduced gross margins. RV gross margin declined to 12.4% of sales from 13.1% a year ago due to competitive conditions. Both divisions were negatively impacted by higher sales program costs this year that reduced sales and gross profit along with production inefficiencies associated with lower volume levels, both resulting from weak market conditions. RV operating expenses decreased $22.0 million and declined as a percentage of sales from 17.8% to 16.8% primarily due to reduced marketing expenses and lower employee compensation and benefits resulting from downsizing.

Supply Operations:

The Supply Group's nine-month revenues were about $24 million for both years. Operating income increased 16% to $5.9 million mainly due to reduced material cost resulting from a more favorable product mix.

Liquidity and Capital Resources

Operations

We have historically relied upon internally generated cash flows to satisfy working capital needs and to fund capital expenditures. In recent periods, however, we have used external funding sources to supplement internal cash flows (see footnotes 6 and 8). Cash provided by operating activities totaled $52.5 million in the first nine months of fiscal 2002 compared to $13,000 used by operations for the similar period last year. The increased cash flow from operations resulted largely from a $50.8 million reduction in inventories, primarily in the retail housing segment. Also contributing to the positive cash flow were a $50.3 million refund of Federal taxes paid in prior periods, a $13.8 million increase in other liabilities, mainly due to the $8.3 million accrual for legal settlements, and an increase of $10.6 million in accounts payable. In addition, the elimination of the cash dividend and deferral of the convertible trust preferred security distribution effective with the third quarter preserved $5.6 million of cash. Cash and cash equivalents increased from $73.1 million as of April 29, 2001, to $140.3 million at the end of January 2002. The higher level of cash and cash equivalents was largely the result of net proceeds of $141.8 million from the sale of new convertible trust preferred securities, $19.9 million net proceeds from the sale of Common stock to a private investment fund and $15.8 million of borrowings on the secured credit facility, as well as higher cash flow from operations as discussed above. The increase in cash and cash equivalents was mitigated by the payoff of $80.0 million of unsecured notes due to the Prudential Insurance Company of America, a reduction in retail inventory financing of $52.0 million, and the retirement of the $11.1 million balance due on motor home chassis financing. Additional cash outlays in the current year included $14.0 million for capital expenditures, $8.6 million for distribution on the convertible trust preferred security, and $2.6 million in dividends to shareholders. Last year distributions on the convertible trust preferred securities totaled $12.9 million, dividends were $13.8 million and net capital expenditures totaled $26.5 million.

Convertible Trust Preferred Securities

On December 11, 2001, we commenced an offer of up to an aggregate of $37.95 million in liquidation amount of new 9.5% Convertible Trust II Preferred Securities due February 15, 2013, in exchange for up to an aggregate of $86.25 million of the $287.5 million in liquidation amount of outstanding 6% Convertible Trust Preferred Securities due February 15, 2028. The exchange offer expired on January 4, 2002, and was completed on January 10, 2002. The new securities are convertible, at the option of the holder, at any time into
1.752 shares of Fleetwood Common stock per share of new trust preferred issued in the exchange offer (i.e., a conversion price of $12.56 per Common share). With 1.725 million shares of new trust preferred issued in the exchange offer, the potential dilution to Common shareholders upon conversion of the new
exchange offer trust preferred is 3.0 million Common shares.   As a result of
the exchange, debentures supporting the exchanged convertible preferred securities were cancelled, resulting in a taxable gain of $46.2 million.
After deducting taxes of $16.8 million, the remainder of $29.4 million was reported as an increase to capital surplus and treated as income attributable to Common shareholders in the calculation of earnings per share.

In conjunction with the exchange offer, we offered to sell for cash $150 million of 9.5% Convertible Trust III Preferred Securities due February 15, 2013. The registration statement was declared effective by the Securities and Exchange Commission on December 11, 2001, and the cash offer closed on December 14, 2001. The Trust III Preferred Securities are convertible, at the option of the holder, at any time into 4.826 shares of Fleetwood Common stock per share of new trust preferred issued in the cash offer (i.e., a conversion price of $10.36 per Common share). With 3.0 million shares of new trust preferred issued in the cash offer, the potential dilution to Common shareholders upon conversion of the new cash offer trust preferred is 14.5 million Common shares. Upon closing, of the $141.8 million net proceeds received, $24.0 million was used to pay down the bank term loan to a balance of $6.0 million and another approximately $4.0 million was used to pay off the balance then outstanding on the revolving loan. The remaining balance is available for general corporate purposes, providing a significant enhancement to liquidity.

Dividends and Distributions

As previously announced on October 30, 2001, the board of directors discontinued the payment of dividends on our Common stock for the foreseeable future and elected to defer the distribution on our existing 6% convertible trust preferred securities due to be made on November 15, 2001. The distribution on the existing 6% trust preferred securities due to be paid on February 15, 2002, was also deferred. We have the right to elect to defer distributions for up to 20 consecutive quarters on our existing preferred securities under the trust indenture governing the existing 6% trust preferred securities. When we defer a distribution on the existing 6% trust preferred securities, we are prevented from declaring or paying dividends on our Common stock during the period of the deferral. In light of our business environment and recent operating results, we currently anticipate that we will find it necessary to defer distributions on the existing 6% trust preferred securities through at least August 15, 2002. Distributions on the new 9.5% trust preferred securities can be paid in cash or, at our election, prior to February 15, 2004, in our Common stock, at a rate of 9.5% per year of the liquidation amount of $22 per exchange preferred security and $50 per cash offer preferred security. After February 15, 2004, we can defer interest payments on the new securities for up to 20 consecutive quarterly periods. As previously announced, we elected to pay the distribution on the new trust preferred securities due to be made on February 15, 2002, in shares of our Common stock. In light of our business environment and recent operating results we currently anticipate that we will find it necessary to do so at least through August 2002.

We are in the process of exploring other possible sources of junior capital to replace some of the existing debt. If we are successful, we believe that these financing sources are likely to be in place sometime during the first fiscal quarter of 2003.

In the opinion of management, the combination of existing cash resources, expected future cash flows from operations, and available lines of credit will be sufficient to satisfy our foreseeable cash requirements for the next 12 months, including up to $30 million for capital expenditures.

Business Outlook

We do not expect to operate profitably during the final quarter of fiscal 2002. Results for the quarter, which will end on April 28, 2002, are expected to be adversely affected by continuing softness in the manufactured housing market. For almost three years, excess capacity, high retail inventories and a slowing of retail sales caused by restrictive financing conditions have impacted the manufactured housing industry. Encouraging progress has occurred with respect to reducing industry inventory levels and production capacity, but significant improvements in market conditions are unlikely until financing for our retail customers for the purchase of a manufactured home becomes more readily available at more affordable interest rates. In addition, Conseco Inc., a large originator of floor plan financing, has recently indicated that it intends to discontinue providing floor plan financing to the manufactured housing industry. Even without Conseco, Fleetwood Retail Corp. will have ample alternative sources of inventory financing. We believe that approximately one-third of the inventory at our independent retailers is financed through Conseco, with the remaining two-thirds financed either through one of the four other major national and regional sources of floor plan financing, or through local banks or other local lending sources. We believe that most of our independent retailers who currently finance inventory through Conseco will obtain floor plan financing from one or more of the several existing alternative sources.

If certain retailers are unable to obtain alternative sources of financing in order to purchase inventory, the loss of these retailers would likely have a negative effect on our distribution channel in the geographic areas in which these retailers operated, which could have an adverse effect on sales of our housing products. In addition, since we are required under the terms of our agreements with Conseco to repurchase inventory from retailers who default in their obligations to Conseco, we may incur a loss under these agreements if a retailer is unable to find an alternative source of financing and subsequently defaults in its repayment obligation to Conseco. However, any loss we incur would be offset by a subsequent or concurrent resale of the repurchased inventory. Thus, while the effect of Conseco's exit from the flooring business cannot be determined at this time, we nonetheless presently believe that both the manufacturing and retail segments of our housing operations will perform at approximately the same sales and profit levels in the fourth quarter as they experienced in the third quarter.

Within the recreational vehicle sector, retail demand for motor homes began to soften late in fiscal year 2000 and dealers began to reduce their relatively high inventories to more appropriate levels for the existing market conditions. This led to a slowdown in factory shipments, which persisted through the first half of fiscal year 2002. Retail and wholesale demand also slowed for towable RV products about 15 months ago. Prior to September 11, 2001, consumer confidence was softening. Subsequent to the terrorist attacks, a further decline in the economy affected our businesses, especially the recreational vehicle market. During and immediately following the industry trade show in late November, we experienced increased travel trailer and motor home orders. Due to the resulting improvement in RV backlogs and positive retail shows, we increased travel trailer and motor home production rates late in the third quarter. The motor home segment has posted profits for the last two quarters, and is expected to be profitable in the fourth quarter. The travel trailer segment is expected to fall short of breakeven, and as a result the RV Group on a combined basis is not expected to be profitable.

As described in footnote 9 to the financial statements included in Item 1 of
Part 1 of this Form 10-Q, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets" effective with the beginning of this fiscal year. This statement addresses financial accounting and reporting for acquired goodwill
and other intangible assets.   It requires that goodwill not be amortized but
instead be tested at least annually for impairment and expensed against earnings when the implied fair value of a reporting unit, including goodwill, is less than its carrying amount. Based on preliminary findings, it is likely that the estimated fair value of one of the reporting units, retail housing, is less than its carrying amount. Although the second phase of our review is not complete, we believe that the impairment is likely to be substantial, thus resulting in a non-cash write-down. In accordance with SFAS No. 142, the impairment charge will be recognized as a cumulative effect of an accounting change, net of tax, effective with the first quarter. In the fiscal year 2002 annual report to shareholders, the quarterly information will be restated to reflect the impairment in the first quarter of fiscal year 2002.

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

The vast majority of our marketable investments are in institutional money market funds and other short-term notes, with a relatively small balance, (less than $0.5 million at the end of the third quarter), invested in longer-term notes, which are subject to periodic fluctuations in interest rates and greater market risk.

For fixed rate debt, changes in interest rates generally affect the fair market value, but not earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not influence fair market value, but do affect future earnings and cash flows. At the end of the third quarter we held $15.6 million of fixed rate debt. Based upon the amount of variable rate debt outstanding at the end of the quarter, and holding the variable rate debt balance constant, each one percentage point increase in interest rates occurring on the first day of an annual period would result in an increase in interest expense of approximately $497,000.

We do not believe that future market equity or interest rate risks related to our marketable investments or debt obligations will have a material impact on our results.

PART II         OTHER  INFORMATION

Item 1.  Legal Proceedings

In Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended April 29, 2001, we reported that in February 2000 we and two of our subsidiaries were served with a purported class action filed on behalf of nine present or former associates of our Idaho manufactured housing facility. The complaint in the matter of Bristow et al., v. Fleetwood Enterprises, Inc. et al., was filed in the U.S. District Court in Idaho and alleged violations of the federal Fair Labor Standards Act, and similar state laws, and requested compensation, punitive damages, litigation expenses, and attorneys' fees. On February 20, 2001, a Magistrate Judge conditionally certified a class of plaintiffs composed of certain production associates and supervisors of our Housing and Recreational Vehicle Groups. On February 22, 2002, we announced that we have reached a settlement with representatives of the class. The settlement was given preliminary approval by the Magistrate Judge on January 30, 2002. We will pay a total of $7.35 million in settlement of the case and we have agreed to certain injunctive relief, including implementing a policy explicitly prohibiting off-the-clock work and modifying rounding practices under our timekeeping system.

In Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended April 29, 2001, we reported another purported class action complaint was filed by Ms. Bristow along with a Jane Doe alleging sexual harassment. On January 19, 2001, an amended complaint, entitled Bogen, et al., v. Fleetwood Enterprises, Inc., was filed in the U.S. District Court in Idaho by six plaintiffs, including Ms. Bristow, alleging gender discrimination and sexual harassment as a result of a sexually hostile environment at four manufacturing centers. The plaintiffs were attempting to establish a national class action and are requesting compensatory and punitive damages, litigation expenses and attorneys' fees. In February 2002, we reached a settlement with representatives of the putative class, and we expect preliminary approval of the settlement to be given by the court. We will pay a total of $925,000 in settlement of the case and we have agreed to certain injunctive relief, including benchmarking certain jobs to achieve diversity and formalizing a sexual harassment awareness training program at Company facilities.

In Part l, Item 3 of our Annual Report on Form 10K for the fiscal year ended April 29, 2001, we reported that we are a defendant in a class action in the case of McManus v. Fleetwood Enterprises, Inc., which was filed on April 9, 1999, and is pending in the U. S. District Court for the Western District of Texas, San Antonio Division. The complaint attempts to establish a class of purchasers of our Class A motor homes for the model years 1994-1999 and makes claims with respect to the alleged breach of express and implied warranties, negligent misrepresentation, fraudulent concealment, and violation of various state statutes in connection with the ability of such motor homes to tow an automobile or other vehicle or cargo. On September 24, 2001, the Court certified a subclass of Texas residents who purchased a subject motor home from a Texas dealer and who still own the motor home. We appealed this certification to the Fifth Circuit Court of Appeals on October 4, 2001, and we expect that a hearing on this matter will be scheduled later this calendar year. We continue to deny the material allegations in the complaint while asserting a vigorous defense to that end. It is not possible at this time to properly assess the risk of an adverse verdict or the magnitude of possible exposure.

On January 29, 2002, a purported class action was filed by sixteen individual plaintiffs against us and thirteen of our subsidiaries, along with 253 other companies in the manufactured housing industry. The matter, designated Matte
v. Sunshine Homes, Inc., was filed in the 27th Judicial District Court, St. Landry Parish, Lafayette, Louisiana, and purports to be a class action consisting of all individuals in the United States who purchased a manufactured home built to the federal department of Housing and Urban Development (HUD) construction and safety standards. HUD regulates all manufactured housing in the United States. The complaint alleges breach of warranty claims and various personal injuries and property damages resulting from water infiltration, mold and mildew. We deny the material allegations in the complaint and plan to assert a vigorous defense to that end. It is not possible at this time to properly assess the risk of an adverse verdict or the magnitude of possible exposure.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits.  None

(b)      Reports on Form 8-K

On December 5, 2001, the Company filed a current report on Form 8-K disclosing three amendments to the senior secured facility dated July 27, 2001, had been executed.

On December 14, 2001, the Company filed a current report on Form 8-K disclosing the closing of its offer of new convertible trust preferred securities for $150 million in cash.


                              SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 FLEETWOOD ENTERPRISES, INC.



                                 _______________________________
                                 Boyd R. Plowman
                                 Executive Vice President and
                                 Chief Financial Officer


March 7, 2002