Form 10-K
period 2002-04-28
FLEETWOOD ENTERPRISES INC/DE/
filed 2002-07-26
CIK 314132

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One) /X/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended April 28, 2002
OR
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to ____________

Commission file number 1-7699

FLEETWOOD ENTERPRISES, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Delaware	95-1948322
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
3125 Myers Street, Riverside, California	92503-5527
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code: (909) 351-3500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, $1 par value	New York Stock Exchange, Inc. Pacific Exchange, Inc.
Preferred share purchase rights	New York Stock Exchange, Inc. Pacific Exchange, Inc.

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

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. /X/

        Aggregate market value of Common stock held by non-affiliates on July 24, 2002: $150,539,621

Common stock outstanding on July 24, 2002: 35,787,032 shares

Documents incorporated by reference:

        Information required by Part III is incorporated by reference to portions of the registrant's Proxy Statement with respect to its 2002 Annual Meeting, which will be filed no later than 120 days after the close of the registrant's fiscal year ended April 28, 2002.

FLEETWOOD ENTERPRISES, INC.

PART I

        Unless otherwise indicated, "we," "us," "our," "Fleetwood," the "Company" and similar terms refer to Fleetwood Enterprises, Inc. Throughout this report, we use the term "fiscal," as it applies to a year, to represent the fiscal year ending on the last Sunday in April of that year.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        Statements used in this report, including the sections entitled "Business Outlook" and "Risk Factors," that relate to future plans, events, financial results or performance are forward-looking statements as defined under the Private Securities Litigation Reform Act of 1995. These statements are based on the beliefs of the Company's management as well as assumptions made by it, and information currently available to it. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue," or the negative of these terms or other comparable terminology. These forward-looking statements are only predictions, and may be inaccurate. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors including the factors listed under "Risk Factors," as well as elsewhere in this report and in other SEC filings. These risk factors include, without limitation, ongoing weakness in the manufactured housing market, continued acceptance of Fleetwood's products, our ability to secure additional financing on favorable terms and in a timely manner, the availability of wholesale and retail financing in the future and changes in retail inventory levels in the manufactured housing and recreational vehicle industries. Although management believes that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements, and actual results, events or performance may differ materially. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. Fleetwood undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may arise from changing circumstances or unanticipated events.

Item 1. Business

General

        We are the nation's largest manufacturer of recreational vehicles, including motor homes, travel trailers, folding trailers and slide-in truck campers, and one of the nation's largest producers and retailers of manufactured housing. In fiscal year 2002, we sold 53,575 recreational vehicles. In calendar 2001, we held the number one market share position with a 19.6 percent share of the overall recreational vehicle market, consisting of a 17.2 percent share of the motor home market, a 15.0 percent share of the travel trailer market and a 41.7 percent share of the folding trailer market. At calendar year-end 2001, our folding trailer division held the leading market share in that segment, while our motor home and travel trailer divisions were each in the second position in their respective segments. For fiscal year 2002, we shipped 30,056 manufactured homes and were the second largest producer of HUD-Code homes in the United States in terms of units sold. HUD-Code homes are homes manufactured in accordance with regulations published by the Federal Department of Housing and Urban Development. In calendar 2001, we had a 2 percent share of the single-family housing market and a 15.7 percent share of the manufactured housing market.

        Fleetwood conducts manufacturing activities through various subsidiaries in 16 states within the U.S., and to a much lesser extent in Canada. In addition, we operate five supply companies that provide components for the manufactured housing and recreational vehicle operations, while also generating outside sales.

        We entered the manufactured housing retail business in fiscal 1999 through a combination of acquisitions and internal development of new retail sales centers. At the end of fiscal 2002, we operated 137 retail sales locations in 21 states, and were one of the four largest retailers of manufactured homes in the U.S.

        Fleetwood's business began in 1950 through the formation of a California corporation. The present Company was incorporated in Delaware in September 1977, and succeeded by merger to all the assets and liabilities of the predecessor company. Our principal executive offices are located in Riverside, California.

        The following table sets forth revenues by business segment and the relative contribution of these revenues to total revenues for the past three fiscal years. Information with respect to operating profit (loss) and identifiable assets by industry segment is shown in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Form 10-K.

	Fiscal years ended April
	2002	%	2001	%	2000	%

	(Dollars in thousands)
Manufactured housing:
Manufacturing	$842,536	37%	$981,366	39%	$1,517,681	40%
Retail	328,162	14	552,904	22	591,895	16
Less intercompany	(137,187)	(6)	(242,589)	(10)	(312,093)	(8)

	1,033,511	45	1,291,681	51	1,797,483	48
Recreational vehicles:
Motor homes	716,734	31	637,833	25	1,193,609	32
Travel trailers	378,412	17	451,872	18	599,051	16
Folding trailers	117,758	5	117,085	5	128,944	3

	1,212,904	53	1,206,790	48	1,921,604	51

Supply operations	34,032	2	32,992	1	50,447	1

	$2,280,447	100%	$2,531,463	100%	$3,769,534	100%

Manufactured Housing

  Industry Overview

        A manufactured home is a single-family house that is constructed in accordance with HUD construction and safety standards entirely in a factory environment rather than at the home site. There are two basic categories of manufactured housing: single-section and multi-section. The manufactured housing industry grew significantly from 1991 to 1998, but has retrenched since then. According to the Manufactured Housing Institute (MHI), domestic shipments increased from 170,713 homes in calendar 1991 to 372,843 homes in calendar 1998, before declining to 193,229 in calendar 2001. Total retail sales increased overall from approximately $4.7 billion in calendar 1991 to more than $10.0 billion in calendar 2001. In addition, the manufactured housing industry's share of new single-family housing increased significantly, from about 17 percent in calendar 1991 to 24 percent in calendar 1998, before declining to 13 percent in calendar 2001. We believe that the growth during the 1990s resulted in large part from increasing consumer acceptance of and preference for manufactured housing, which was driven by the following:

  1.
  improved product quality and design, and enhanced features;

  2.
  the significant difference in the average price per square foot between site-built housing and manufactured housing;

  3.
  favorable demographic and regional economic trends;

  4.
  improving business practices in the manufactured home retail industry;

  5.
  increased attractiveness of financing terms available to manufactured housing retailers and consumers in 1991 through 1998; and

  6.
  loose credit underwriting due to competition amongst retail lenders for more volume.

        Today's manufactured homes offer customers quality similar to many site-built homes at a more affordable price. Manufactured homes are constructed in a factory environment, utilizing assembly line techniques, which allows for volume purchases of materials and components and more efficient use of labor. The quality of manufactured homes has increased significantly over the past 20 years, as producers generally build with the same materials as site-built homes. In addition, many features associated with site-built homes are included in manufactured homes, such as central heating, name brand appliances, carpeting, cabinets, walk-in closets, vaulted ceilings, wall coverings and porches. Also, optional features include such amenities as fireplaces, wet bars and spa tubs, as well as retailer-installed options such as central air conditioning, garages and furniture packages.

        As acceptance of manufactured housing has increased among higher income buyers and financing for single section homes has become more scarce, demand has shifted toward larger, multi-section homes, which accounted for 75 percent of industry shipments in calendar 2001, up from 47 percent in calendar 1991.

        Approximately 52 percent of the manufactured homes produced in the United States are placed on individually owned lots. The balance are located on leased sites in manufactured housing communities. Most manufactured housing is sold in rural regions and towns outside of major urban areas.

        The manufactured housing industry is cyclical, and is affected by general economic conditions and consumer confidence. For the last three years the industry has been burdened by excess capacity, high retail inventories, competition from repossessed units and a slowing of retail sales. This has largely been caused by restrictive financing conditions although rapid overexpansion of the retail distribution network and retailers' inflated expectations of future business have also contributed to the imbalance.

        With respect to the retail financing of manufactured housing, interest rates are generally higher and the terms of loans shorter than for site-built homes. In addition, some lenders have stopped extending loans to finance the purchase of manufactured homes, including three who announced they were exiting the business in the last half of fiscal 2002. This has had the effect of making financing for manufactured homes even more expensive and more difficult to obtain relative to financing for site-built homes.

        Retail financing was a significant factor in the expansion of the industry, particularly toward the latter part of the 1990s growth cycle, when competitive retail lenders employed relatively liberal underwriting standards to capture more business. Although a major catalyst in fueling higher sales volume through 1998, as loan portfolios have matured in the last three calendar years, the lower standards have given rise to an abnormally high rate of defaults and repossessions. In turn, retail lenders have responded by sharply curtailing the availability of financing to our retail customers and elevating underwriting standards to overly restrictive levels. At the same time, manufacturers have found themselves competing for the sale of new homes with resellers of these repossessed homes.

        Recently the industry has been further impacted by legislation passed in Texas, a state which accounted for 11 percent of industry shipments in calendar year 2001, requiring mortgage-type financing instead of chattel financing, which has been the industry norm for most purchases. The chattel financing process is simpler for customers, understood by dealers, and faster to process than mortgage-type lending. Due to the difficult financing environment for traditional financing nationwide, the industry has been trending toward more "land and home" type financing. Over the long term we expect the legislation in Texas should have only a minor impact on the number of homes sold. In the short run, however, it has resulted in delays, which have postponed sales to later periods and could ultimately result in lost sales. For example, in April 2002, industry shipments in Texas fell 20 percent from the same month of the prior year, compared to a 3 percent drop in shipments for the industry nationwide.

        Another recent industry development affecting wholesale sales volume was the announcement on March 1, 2002, by Conseco Finance Servicing Corp. (Conseco), the largest wholesale floor plan lender, that it would stop approving and funding new floor plan requests in April 2002. Independent retailers generally finance their inventory purchases with wholesale floor plan financing provided by lending institutions such as Conseco. We believe there is sufficient wholesale floor plan financing available through other lenders to fill the vacuum created by Conseco's departure. There may be, however, some fallout of weaker dealers with poor credit history or substandard business practices, which could lead to an increase in calls from lenders for repurchase of floored inventory by manufacturers. The transition from Conseco to other floor plan sources is likely to have a short-term industry negative impact on manufacturers' shipments during calendar year 2002.

        Industry manufacturing and retail capacity have been reduced significantly in response to the financing environment and the related inventory imbalance. We expect that weak market conditions will continue until the retail imbalance is fully resolved, which may necessitate further reductions in industry capacity, particularly at the retail level. Ultimately the reasonable availability of retail financing will be the key to an industry recovery.

  Our Manufactured Housing Business

        We are the second largest producer of HUD-Code manufactured housing in the United States in terms of units sold, and distribute our products through a network of approximately 1,200 retailers in 48 states. At the end of fiscal 2002, we operated 137 retail locations under the name Fleetwood Home Centers, with the balance of approximately 1,100 locations owned and operated by independent retailers. In calendar 2001, approximately 86 percent of our manufactured homes were shipped to retailers in the 20 states with the highest retail sales, including Texas, North Carolina, Florida, Georgia and Michigan. We are a leading producer of both single-section and multi-section manufactured homes and our share of the manufactured housing market, based upon shipments to retailers, was 15.7 percent in calendar 2001.

	Calendar Year Shipments
	2001		2000		1999		1998
	Shipments	%	Shipments	%	Shipments	%	Shipments	%

Industry shipments
Single-section	48,988	25%	74,953	30%	122,574	35%	144,608	39%
Multi-section	144,241	75%	175,661	70%	225,527	65%	228,534	61%

Total	193,229	100%	250,614	100%	348,101	100%	373,142	100%
Fleetwood shipments
Single-section	6,895	23%	13,066	29%	23,765	38%	28,948	44%
Multi-section	23,515	77%	32,016	71%	38,680	62%	37,279	56%

Total	30,410	100%	45,082	100%	62,445	100%	66,227	100%
Fleetwood share of shipments
Single-section	14.1%		17.4%		19.4%		20.0%
Multi-section	16.3%		18.2%		17.2%		16.3%
Total	15.7%		18.0%		17.9%		17.7%

        Source: MHI

        We held a 14.1 percent share of the single-section manufactured housing market in calendar 2001, as measured by shipments to retailers. Our single-section homes range in size from 550 square feet to 1,290 square feet. Our average single-section home retailed for approximately $26,500 (excluding land costs) and single-section homes represented approximately 23 percent of our manufactured housing unit shipments in fiscal 2002. Our single-section homes are designed for the affordable housing market, which includes first-time, retiree and value-oriented buyers.

        We held a 16.3 percent share of the multi-section manufactured housing market in calendar 2001, as measured by shipments to retailers. Our multi-section homes, which range in size from 930 square feet to 2,340 square feet, sold for an average retail price of approximately $52,000 (excluding land costs) in fiscal 2002, and represented approximately 77 percent of our manufactured housing unit shipments.

Manufactured Housing—Retail

  Industry Overview

        The manufactured housing retail industry generated over $10 billion in sales in calendar year 2001 and is highly fragmented, with over 6,000 retail sales centers. Most manufactured housing retailers are independently owned private companies operating a single sales center. Nonetheless, the top five manufacturers, which account for over 60 percent of the homes manufactured, now operate about 16 percent of the nation's retail sales centers, which account for about 26 percent of retail sales. Until about 1997, Fleetwood and most other manufacturers, with the exception of a few vertically integrated entities, marketed their manufactured homes exclusively through independent retailers. At that time, however, certain manufactured housing producers began to acquire retailers with the objective of exercising greater control over retail distribution and upgrading marketing and merchandising practices, including brand name development. Additionally, some financial consolidators and residential developers entered the manufactured housing business by acquiring retailers.

        One factor leading to the industry imbalance between retail inventories and consumer demand has been the large number of retailers, each of which must maintain adequate inventory at its location to appeal to potential customers. Although the number of retail stores in the industry has decreased significantly, it is anticipated that a further reduction will likely be necessary to restore stability to the market.

  Our Manufactured Housing—Retail Business

        During the first half of calendar 1998, a few competing manufacturers acquired several of our important retailers, which collectively accounted for about 25 percent of our distribution network, in terms of volume. In order to protect our distribution channels and to take advantage of business opportunities in the manufactured housing retail industry, in 1998 we acquired HomeUSA, Inc., then the nation's largest independent retailer of manufactured homes. In addition, we completed several other acquisitions of independent retailers during fiscal 1999 and fiscal 2000. We also expanded our Company-owned retail network through the development of new "greenfield" locations. The combination of these two strategies carried us to a high of 244 stores in November 2000. Since then, as the retail market for manufactured housing has continued to slow down and losses in our retail operation have risen, we have implemented a downsizing strategy to better match our retail capacity to market demand. By assigning retail store operations of certain locations to a third party and closing and selling other locations, we have reduced the number of stores that we operate to 137 at the end of fiscal 2002. The downsizing actions may extend into fiscal 2003.

Recreational Vehicles

  Industry Overview

        Recreational vehicles include motor homes, travel trailers, folding trailers and slide-in truck campers. Recreational vehicles are either driven or towed and are primarily used for vacations, camping trips and other leisure activities.

        A motor home is a self-propelled mobile unit used primarily as a temporary dwelling during vacation and camping trips. It consists of a truck or bus chassis with a living unit built onto it. The living area and driver's compartment (on Class A models) are designed and produced by the recreational vehicle manufacturer. Motor homes are classified by the Recreation Vehicle Industry Association (RVIA) into three categories: Class A, Class B and Class C. Conventional, or Class A, motor homes are constructed directly on medium-duty truck chassis that include the engine and drive train components. They are fully self-contained, typically including a driver area and kitchen, dining, bathroom and sleeping accommodations for four to eight people, and have such optional features as air conditioning, an auxiliary power generator and home electronics such as a stereo, television and VCR. Approximately 42% of Class A units are diesel-powered. Class B models, which comprise a small segment of the market, are panel-type trucks to which kitchen, sleeping and toilet facilities are added. Many of these models also have a top extension added to them for more headroom. Compact, or Class C, models are classified as mini motor homes, which are built on a cut-away van-type chassis onto which the manufacturer constructs a living area with access to the driver's compartment. Class C models have basically the same features and options as Class A products, but the chassis manufacturer's original dash and front cab section are retained.

        RVIA reported factory shipments of 33,400 Class A motor homes and 13,200 Class C motor homes for calendar 2001. These figures compare with shipments of 41,000 Class A motor homes and 16,500 Class C motor homes in calendar 2000. There are numerous competitors and potential competitors in this industry. The five largest manufacturers, including Fleetwood, represented approximately 69 percent of the combined Class A and Class C motor home market for calendar 2001. Our sales represented 17.2 percent of the market for the same period.

        There are two major classes of towable recreational vehicles: travel trailers and folding trailers. Travel trailers are designed to be towed by pickup trucks, vans or other tow vehicles, and are similar to motor homes in use and features. Typically, travel trailers include sleeping, kitchen, dining and bathroom facilities and are self-contained units with their own lighting, heating, refrigeration, fresh water storage tanks and sewage holding tanks so that they can be used for short periods without being attached to utilities. RVIA identifies travel trailers as being either conventional or fifth-wheel trailers. For calendar 2001, RVIA reported factory shipments of 102,200 conventional trailers and 54,700 fifth-wheel trailers, compared with shipments of 114,500 and 62,300, respectively, for calendar 2000. The five largest manufacturers in calendar 2001, including Fleetwood, represented approximately 66 percent of the total travel trailer market.

        Folding trailers are smaller and lighter than their travel trailer counterparts and are consequently less expensive and easier to tow. Folding trailers typically include sleeping and eating facilities, fresh water storage and either a built-in icebox or a refrigerator. RVIA reported shipments of 40,800 folding trailers in calendar 2001, in contrast to 51,300 shipments in calendar 2000. Of all of the markets for recreational vehicles, the folding trailer market is the most concentrated, with the five largest manufacturers, including Fleetwood, holding almost 92 percent of the market in calendar 2001.

        Slide-in truck campers represent another class of towable recreational vehicles, but have a less significant market presence. Slide-in truck campers are similar to travel trailers in terms of use and features, but are designed to fit in the bed of a pickup truck. For calendar 2001, RVIA reported factory shipments of 9,900 slide-in truck campers, compared to shipments of 11,100 for calendar 2000.

        Sales of recreational vehicles tend to be a leading economic indicator, and sales started to decline when the stock market began to show signs of weakness late in fiscal 2000. Dealers began to reduce inventories of motor homes at that time. Demand for towable recreational vehicles subsequently began to soften in the fall of 2001. Although retail sales did not decline nearly as much, calendar 2001 wholesale shipment declines were the largest in nearly 20 years. In addition to the effects of a domestic recession beginning in March 2001, the tragic events of September 11th further dampened dealers' appetite for stocking recreational vehicles late in calendar year 2001. Recreational vehicles typically are a discretionary purchase for consumers, and sales are therefore affected principally by general economic conditions and consumer confidence, and to a lesser extent by the price of fuel. Retail financing conditions have historically been a less significant factor affecting the recreational vehicle industry than the manufactured housing business. Purchasers of recreational vehicles generally have proven to be quite creditworthy.

  Our Recreational Vehicle Business

        We have been the leading producer of recreational vehicles in the United States since 1973 and distribute our products through a network of approximately 1,200 independent retailers in 49 states and Canada. In calendar 2001, approximately 79 percent of our recreational vehicles were shipped to retailers in the 25 states with the highest retail sales, including California, Texas, Florida, Michigan and Ohio. We were the market share leader in terms of units sold in 12 of the top 25 recreational vehicle states. Our retail market share and industry unit sales for each of the three segments in which we participated for the last three calendar years are as follows:

	Calendar Year
	2001		2000		1999
	Industry Retails	Fleetwood Share	Industry Retails	Fleetwood Share	Industry Retails	Fleetwood Share

Motor homes
Class A	33,959	18.7%	39,481	22.4%	43,633	25.9%
Class C	13,468	13.3%	16,250	19.1%	17,565	21.5%

Total motor homes	47,427	17.2%	55,731	21.4%	61,198	24.6%

Travel trailers
Conventional	104,162	17.0%	109,251	20.5%	99,205	21.6%
Fifth-wheel	54,807	11.2%	56,616	17.0%	54,711	18.6%

	158,969	15.0%	165,867	19.3%	153,916	20.6%

Folding trailers	38,934	41.7%	47,099	39.5%	50,914	36.9%

        Source: Statistical Surveys, Inc.

        Fleetwood's motor home market share declined during calendar years 2000 and 2001, mainly due to an increase in competitors' products in the fast-growing diesel market, a one-year delay in the life-cycle redesign of our mid-price gas products and the closure of two manufacturing plants that produced Class Cs. We have since responded to the decline by introducing three new diesel products and two completely redesigned gas products within the past 12 months, while moving Class C production to a different facility. As a result, we posted significant gains in market share during the first quarter of calendar 2002 in both the gas and diesel product categories.

        We manufacture motor homes under the brand names Jamboree, Tioga, Terra, Fiesta, Flair, Storm, Bounder, Southwind, Pace Arrow, Bounder Diesel, Expedition, Discovery, Providence, Excursion, Revolution, American Tradition, American Dream, American Eagle and American Heritage. Our Class A motor homes are available in a variety of models ranging in length from 25 to 45 feet and have an average retail price of approximately $125,000. Class C units are available in various models ranging in length from 23 to 31 feet and have an average retail price of approximately $57,900. For calendar 2001, three of the industry's 10 top-selling Class A motor homes were manufactured by Fleetwood, as well as two of the top 10 Class C motor homes.

        In the past two calendar years, Fleetwood's travel trailer market share declined from 20.6 percent to 15.0 percent due to poor acceptance of new products introduced at the industry's largest trade show in November 2000. The dealers' perception that the new and lower-priced travel trailers did not provide the same value as similarly priced products from regional competitors, combined with a lack of fifth-wheel floor plans, resulted in a significant loss of market share. We have since redesigned our travel trailer products and have introduced new fifth-wheel models.

        We manufacture a variety of travel trailers under the Pioneer, Mallard, Wilderness, Prowler, Terry, Pride, Triumph and Avion brand names. Most of our travel trailers are 8 feet wide, vary in length from 18 to 39 feet (including trailer hitch) and have an average retail price of approximately $18,300. For calendar 2001, two of the industry's five top-selling travel trailers were manufactured by us.

        We are the largest manufacturer of folding trailers, which we sell under the industry-leading trademarks, Coleman® and Coleman Parallelogram with Lantern Logo®. Our folding trailers range in length from 17 to 26 feet when deployed, and have an average retail price of approximately $7,600.

        We also produce slide-in truck campers at one of our travel trailer factories under the Elkhorn brand. Most of our slide-in truck campers vary in length from 8 to 11 feet and have an average retail price of approximately $13,000.

Supply Operations and Other Businesses

        Fleetwood's supply manufacturing operations include two fiberglass companies, a drapery operation and a lumber milling operation. These businesses provide a reliable source of quality components for Fleetwood's principal manufacturing businesses, while also generating outside sales. In the fiscal year ended April 2002, approximately 49 percent of the product volume of these manufacturing operations was used by Fleetwood internally, and the remaining 51 percent was sold to third parties. The supply operations also include a lumber brokerage operation and a component import distribution business, each of which provide Fleetwood's manufactured housing and recreational vehicle businesses with reliable sources of quality raw materials and components.

Competition in Our Business

        The manufactured housing industry is highly competitive. For calendar 2001, there were approximately 70 manufacturers, with the 10 largest companies accounting for 79 percent of the retail market, including our sales, which represented 17.4 percent of the market. Manufactured homes compete with new and existing site-built homes, apartments, townhomes and condominiums. Competition exists at both the manufacturing and retail levels and is based primarily on price, product features, reputation for service and quality, merchandising, and terms and availability of dealer and retail customer financing. Growth in the manufactured housing market in the southern United States during the 1990s increased competition at both the manufacturing and retail levels and resulted in both regional and national competitors increasing their presence in the region.

        The recreational vehicle market is also highly competitive and we have numerous competitors and potential competitors in this industry. The five largest manufacturers represented approximately 65 percent of the market in calendar 2001, including our sales, which represented 19.6 percent of the market.

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

  1.
  designing our products with materials that frequently exceed both government requirements and industry standards;

  2.
  training both our employees and our retailers' employees in customer satisfaction techniques and quality improvement procedures;

  3.
  providing additional services, such as comprehensive training of our retailers' employees and contractors regarding proper installation techniques for manufactured homes;

  4.
  offering some of the most extensive warranties in the manufactured housing and recreational vehicle industries; and

  5.
  responding quickly and effectively to customer inquiries and concerns.

        We use independent consumer surveys to determine whether retail customers are satisfied with the quality of our products and the level of service provided by us and our retailers. An independent consumer research firm conducts telephone surveys and communicates customer responses to our manufacturing entities and retailers to reinforce quality performance and minimize customer problems. Each year, specific customer satisfaction goals are established for our manufacturing operations and independent retailers. Retailers who meet these performance standards are recognized with our Circle of Excellence Award, and our manufacturing centers are similarly honored for meeting targeted levels of customer satisfaction. We believe that these efforts have resulted in increased awareness of the importance of product quality and service, which in turn has significantly improved our customer satisfaction ratings.

  Focus on Engineering and Innovative Product Development

        We conduct our product development activities on a national basis for recreational vehicles and on a regional basis, in order to reflect regional preferences and trends, for manufactured housing. As a result of our approach to product development in our manufactured housing business, for instance, we have introduced two-story housing in some urban communities in selected regions. During fiscal 2001, our RV Group invested significant time and resources into the redesign and reengineering of our product development function. With the assistance of an outside consulting firm, specializing in the Product Development Process (PDP) that is patterned largely after methodologies employed by Japanese automobile manufacturers, we undertook a comprehensive review of our approach to the development of new products. Upon completion of the review, the consulting firm issued a broad set of recommendations calling for comprehensive changes to our approach.

        Our new system is designed to facilitate a faster response to market changes. Under this system, product development projects are carefully evaluated throughout the process from a business perspective. We are developing new products and product enhancements through an integrated approach that involves cross-functional teams including engineering, manufacturing and marketing personnel, as well as feedback received through our customer surveys. As a result, we believe that we are able to proactively design and manufacture products that address both industry trends and specific customer requirements in an efficient, cost-effective and timely manner. The system is designed to enforce the disciplines required to deliver quality products. Amounts spent on engineering and product development totaled approximately $15.2 million for fiscal 2002, $19.0 million in fiscal 2001 and $22.0 million in fiscal 2000.

  Experienced Management Team

        Both our Manufactured Housing and RV Groups benefit from the significant experience of our senior managers, many of whom have over 20 years of operating expertise with us. As previously noted, both of our core businesses are subject to significant cyclical swings, similar to the one we are currently experiencing in manufactured housing. Current circumstances are not unlike those encountered in previous downturns in the 1979-80 and 1990-91 periods. Many of our managers have previously navigated through times such as these and possess valuable knowledge and skills that are well suited to our current challenges.

Our Business Strategy

        Our goals are to enhance our position as a leading provider of affordable, high-quality manufactured homes and recreational vehicles, to sustain long-term profitable growth, and to enhance shareholder value by generating returns in excess of our cost of capital. The key components of our business strategy are described below.

  Providing the Best Product and Value Proposition to Our Customer

        Our goal is to consistently offer the highest quality product at an attractive value that is not necessarily price-driven. We seek to achieve the value proposition by focusing on the needs and preferences of our buyer populations at different price points by product. We believe we are also effective at controlling cost factors while maintaining high quality standards because of our economies of scale, purchasing efficiencies, and a leverageable fixed infrastructure. Our focus on engineering and innovative product development translates into products that meet ever-changing consumer preferences at the business unit level for recreational vehicles and at the regional level for manufactured housing. For example, because of the relative affluence of the recreational vehicle buyer and the discretionary nature of the recreational vehicle purchase, the design process is critical and is embedded throughout the development, manufacturing and marketing cycle. Those costs are absorbed over significant unit volumes because of the economies of our market penetration and volumes. Our customers expect consistency and quality because of the brand reputation and awareness in the market of our products. Finally, we believe that the customer's experience with our products remains consistent through changing economic and social cycles because of the depth and background of our management who have experience at managing in different environments.

  Upgrading Our Retail Distribution Networks

        Since 1991, we have reduced the number of independent third-party retail distribution centers approved to sell our manufactured housing products from approximately 1,800 to about 1,100 at April 28, 2002. We believe that this action has allowed us to focus our efforts on larger retailers that share our approach to merchandising homes and customer satisfaction. Historically, we had not focused on exclusive retailer arrangements and most retailers sold competitive lines; however, in recent years, we have developed exclusive retailer arrangements. Currently, approximately 52 percent of our manufactured housing retailers are exclusive, up from approximately 30 percent six years ago. During fiscal 2000, our housing group introduced the Pinnacle Retailer Program, which is designed to encourage more exclusive retailer relationships. This program includes a number of attractive retailer incentives, including funding for signage and additional marketing support not available to non-exclusive retailers. We have increased our efforts to develop and implement "best practices" for our retailers through our sponsored training programs and manuals. Topics of recent training seminars have included professional selling techniques and proper home installation procedures. We actively seek to expand our manufactured housing retail network by adding retailers that meet our criteria.

        With respect to recreational vehicles, we have implemented a comprehensive dealer agreement for all Fleetwood recreational vehicle dealers that is endorsed by the Recreation Vehicle Dealer Association (RVDA). The agreement requires the dealer to meet our criteria in regard to sales and stocking requirements and customer satisfaction goals. The new agreement provides measurement tools and enables us to replace underperforming dealers with market leaders. Programs such as sales training, service training and certification, quarterly promotions and other marketing programs add value to our dealer network. In addition, we introduced five new brands to the marketplace last year, which has allowed us to add dealers in key markets and fill price points that were not previously supported with Fleetwood recreational vehicles.

  Promoting and Expanding Recognition of the "Fleetwood" Brand Name

        We seek to expand consumer awareness of the "Fleetwood" name in both our manufactured housing and recreational vehicle operations. Beginning in fiscal 1997, we began working with selected manufactured housing retailers to develop "Fleetwood Home Centers," which exclusively carry our products, have consistent signage identifying the location as a Fleetwood Home Center and meet our highest standards for home presentation and customer satisfaction. As of April 28, 2002, we had facilitated the opening of 124 Fleetwood Home Centers, 68 of which were owned by us.

        In the RV Group, we have leading brand names in each segment. However, we seek to promote each individual brand as a part of the Fleetwood family of recreational vehicles. As an example, we are sponsoring the Robert Yates Racing Team. We have also been involved in other NASCAR promotions and believe that the large NASCAR audience, estimated at 75 million, aligns with our targeted customer categories for recreational vehicles.

Sales and Distribution of Our Products

        Consistent with industry practice, we have historically marketed our products through many independent retailers, none of which individually accounted for a material part of our total sales. We expect this industry practice to continue with respect to recreational vehicles. However, the acquisition activity a few years ago in the retail sector of the manufactured housing industry prompted us to modify our manufactured housing sales and distribution strategies. We responded to this industry trend by upgrading our manufactured home retail distribution network, developing alternatives to replace retailers purchased by competitors, and promoting and expanding recognition of the Fleetwood brand name through exclusive "Fleetwood Home Centers" and through our own retail strategies, including acquisitions and the opening of stores built and owned by us. Our entry into the manufactured housing retail business required that we maintain an inventory of finished homes for purposes of display and immediate sale to retail homebuyers. This was a departure from our manufacturing policy of building homes to order and not maintaining inventories of completed homes. Largely as a result of the move into the retail business, inventories increased sharply during fiscal 2000, rising from $257 million in April 1999 to $343 million at April 2000. Reflecting weaker market conditions, inventories have declined in the last two years to $273 million at the end of fiscal 2001 and $218 million as of April 2002.

        As part of the sales process, we offer purchasers of our recreational vehicles comprehensive one-year warranties against defects in materials and workmanship, excluding only certain components separately warranted by a supplier. The warranty period for motor homes is one year or until the unit has been driven 15,000 miles, whichever occurs first, except for structural items, which are covered for three years. Our RV Group has recently installed an electronic dealer communications network that facilitates the processing of product warranty claims and parts ordering. With respect to manufactured homes, our warranty now covers a two-year period, and includes coverage for factory-installed appliances. Prior to March 1, 2000, our home warranty covered a one-year period, except for structural, plumbing, heating and electrical systems, which were covered for five years. In fiscal 2001, we began offering an optional three-year extended service contract under the name "FleetGuard" for our home buyers who wish to purchase it. Our annual expenses for product warranties and service were approximately $145 million for fiscal year 2002, $132 million for fiscal year 2001 and $151 million for fiscal year 2000. We believe that our warranty program is an investment that enhances our reputation for quality and reliability.

Financing of Our Products

        Sales of recreational vehicles and manufactured housing are generally made to retailers under commitments by financial institutions that have agreed to finance retailer purchases. Product financing for recreational vehicles is currently readily available from a variety of sources including commercial banks, savings and loan institutions, credit unions and consumer finance companies. With respect to manufactured housing, wholesale and retail financing has historically been provided by similar lending sources, although highly concentrated with a few large institutions and by the finance affiliates of certain vertically integrated manufacturers/retailers. Our experience at Company-owned stores is that Conseco, GreenPoint Financial Corp. (GreenPoint) and J. P. Morgan Chase provided approximately half of our retail financing and our management believes that this level of lender concentration is representative for other non-vertically integrated manufacturers.

        GreenPoint announced in January 2002 that it was discontinuing its manufactured housing finance business. This announcement follows the previously announced exits from the retail finance business by Associates First Capital Corporation (Associates), Bombardier Capital, Inc. and CIT Group Inc. In addition, several other smaller lenders have exited the business during the past 30 months. Conseco, which acquired Green Tree Financial Corp. and is the largest manufactured housing lender, has recently been affected by adverse loan experience, higher funding costs and liquidity issues. One result of these developments has been a reduction in Conseco's manufactured housing finance volume, along with less favorable financing terms for retail borrowers.

        Manufactured housing lenders in general have recently experienced higher loan losses and a more difficult funding environment. Repossessions increased over the past two years due to the fact that some lenders had made loans in earlier periods to less qualified applicants, and a significant number of these borrowers had begun to default on their loans, resulting in a large number of repossessions of these homes. Access to the asset-backed securities market as a source of funding similarly has been constricted and the cost of funds has risen sharply. Lenders have reacted by tightening credit standards for manufactured housing borrowers and by increasing interest rate spreads significantly. These unfavorable developments have created a very restrictive retail financing environment, which in turn has constrained sales activity at both the wholesale and retail levels.

        Regarding wholesale floor plan financing, Conseco, also the largest wholesale floor plan lender, announced on March 1, 2002, it will exit that business, and it has asked dealers to enter workout plans in order to accelerate the payoff of their accounts with Conseco. We believe there are adequate inventory finance sources available to absorb most of Conseco's volume, but some dealers with a poor credit history and business practices may be forced into default, resulting in a request by Conseco to the manufacturer to repurchase the inventory. Other floor plan lenders may be more selective in approving credit for these weaker dealers, also resulting in those dealers exiting the business.

        Until May 1996, we owned Fleetwood Credit Corp., which provided a substantial portion of the wholesale and retail financing for sales of our recreational vehicles. We sold Fleetwood Credit Corp. to Associates in May 1996. In connection with the sale, an agreement was signed to assure continuing cooperation between Associates and us and to facilitate wholesale and retail financing for our retailers and customers. Early in calendar 1999, Fleetwood Credit Corp. was sold by Associates to Bank of America. We consented to an assignment of the operating agreement to the new owner. Under the agreement, we agreed not to promote any other finance company's recreational vehicle financing programs so long as Fleetwood Credit Corp. remains competitive, as defined in the agreement.

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

        Our operations are subject to a variety of Federal and state environmental regulations relating to noise pollution and the use, generation, storage, treatment, emission and disposal of hazardous materials and wastes. Although we believe that we are currently in material compliance with applicable environmental regulations, our failure to comply with present or future regulations could result in fines, potential civil and criminal liability, suspension of production or operations, alterations to the manufacturing process, costly cleanup or capital expenditures.

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

Our Relationship with Our Employees

        As of April 28, 2002, we had approximately 13,600 employees. Most full-time employees are provided with paid annual vacations, group life insurance, medical and hospitalization benefits, a retirement plan and other fringe benefits. Approximately 600 of these employees hold management or supervisory positions.

        As of April 28, 2002, collective bargaining agreements were in effect at two of our manufacturing locations covering a total of approximately 1,100 employees. Expiration dates for these agreements are in September 2003 and October 2005. Except for employees at these plants, none of our other employees are represented by a certified labor organization. In recent years, we have experienced labor union organizing activity at several other manufacturing locations, but employees at all these locations voted against union representation.

Risks Relating to Our Business

        If any of the following risks actually occur, they could materially adversely affect our business, financial condition or operating results.

We have had significant losses in the last two fiscal years and it is possible that we may not be able to regain profitability in the foreseeable future. This could cause us to limit future capital expenditures and also increase the difficulty of implementing our business and finance strategies or meet our obligations when due.

        We had net losses totaling $162 million and $284 million for the fiscal years 2002 and 2001, respectively. Continued losses may reduce our liquidity and may cause us to reduce our expenditures on capital improvements, machinery and equipment, and research and development. This could have a negative effect on our ability to maintain production schedules, manufacture products of high quality, and develop and manufacture new products that will achieve market acceptance. This could, in turn, have a negative effect on our sales and earnings. If we continue to suffer losses, we could be unable to implement our business and financial strategies or meet our obligations when due. Our losses for fiscal years 2002 and 2001 were partially caused by:

  •
  reduced demand in the manufactured housing and, until the third quarter of fiscal 2002, recreational vehicle industries;

  •
  excess capacity;

  •
  excess retail inventories;

  •
  some wholesale and retail lenders abandoning the manufactured housing market;

  •
  remaining retail lenders tightening credit standards in the manufactured housing market;

  •
  relatively high interest rates for manufactured homes as opposed to site-built homes;

  •
  competition with resellers of repossessed manufactured homes; and

  •
  weaker general economic conditions, stock market declines, and declining consumer confidence.

        We cannot assure you that the conditions that have resulted in our substantial losses in fiscal 2002 and fiscal 2001 will not continue into fiscal 2003 and beyond. Our losses in fiscal 2002 and 2001 were also caused in large part by:

  •
  charges related to the impairment of goodwill that originated with our acquisitions of retail housing businesses in prior years, some of which have been closed or downsized; and

  •
  downsizing initiatives within our manufacturing and retail housing businesses, including asset impairment charges, write down of idled manufacturing facilities, employee severance payments and plant closing costs.

We may be unable to comply in the future with financial covenants contained in our senior secured facility, which could result in a default under our debt obligations, and our lenders could accelerate our debt or take other actions which could restrict our ability to operate.

        In December 2001, and again in July 2002, we amended our senior secured facility in part because we believed we would not be able to comply with one of its covenants. In the future, if our operating results and/or liquidity deteriorate significantly due to worsening business or economic conditions then we will breach covenants under our amended senior secured facility, resulting in a default under the facility.

        Our amended senior secured facility is funded by a syndicate of banks led by Bank of America and requires us to maintain particular financial ratios and meet specific financial tests. In amending the terms of our facility in July 2002, our lenders agreed to replace the previous Free Cash Flow covenant with a new

EBITDA covenant, to delete the Fixed Charge Coverage Ratio covenant, and to add a covenant requiring us to maintain liquidity, which includes the daily average of cash equivalents and also borrowing capacity under the facility, of at least $80,000,000. In addition, the lenders increased the interest rates on our LIBOR rate and prime rate borrowings by 0.5 percent for a period of at least nine months. We can give you no assurances, however, that any future discussions with our lenders under similar circumstances will be successful if our operating results deteriorate significantly from the levels that we have recently experienced. A breach of any of the financial covenants contained in our senior credit agreement, including our covenant to generate sufficient earnings, could result in a default under our senior secured facility, and also under our retail floor plan arrangements. In the event of a future default under our debt obligations, we cannot assure you that our lenders will agree to forbear from enforcing any remedies otherwise available to them or that they will grant us waivers or amend our covenants.

        Our senior credit facility also ranks senior to our convertible trust preferred securities, and is secured by substantially all of our assets, except for some of our inventories that are used to secure our floor plan arrangements, the cash value of our Company-owned life insurance, certain fixed assets and housing retail finance receivables (chattel loans and/or mortgages). Upon the occurrence of an event of default under our senior secured facility, our lenders could elect to declare all amounts outstanding under the facility, together with accrued interest, to be immediately due and payable. A default under our senior secured facility could also cause a default under our retail floor plan debt. If we were unable to repay all outstanding amounts under our senior debt, the lenders could proceed against our assets, and any proceeds realized upon the sale of assets would be used first to satisfy all amounts outstanding under our senior debt, and thereafter, any of our other liabilities, including liabilities relating to our convertible preferred securities. In addition, we may be prevented from borrowing additional amounts under our other existing credit agreements, including any retail inventory floor plan facilities.

        Lender actions in the event of default might:

  •
  restrict our investment in working capital and capital expenditures;

  •
  limit our ability to react to changes in market conditions due to a lack of resources to develop new products;

  •
  hamper the marketing of our products due to a lack of funds to support advertising expenditures;

  •
  increase our risk of not surviving an extended downturn in the business compared to other competitors whose capital structures are less highly leveraged;

  •
  restrict our ability to merge, acquire or sell properties; and

  •
  cause us to seek protection from our creditors through bankruptcy proceedings or otherwise.

Reduced availability of financing for our retailers or customers, particularly in our manufactured housing business, would continue to affect our sales volume.

        Our retailers, as well as retail buyers of our products, generally secure financing from third party lenders, which have been negatively affected by adverse loan experience in manufactured housing. For example, both Associates and GreenPoint, which had been very important lenders for customers of our retailers in the 1990s, have announced a withdrawal from the manufactured housing finance business. Similarly, Conseco, the largest manufactured housing lender, has also suffered from adverse loan experience, higher funding costs, and liquidity issues and consequently has reduced its volume of retail financing and has announced its exit from the floor plan finance business. Reduced availability of such financing and higher interest rates are currently having an adverse effect on the manufactured housing business and our housing sales. If third party financing were to become unavailable or were to be further restricted, this could have a material adverse effect on our results of operations. These factors are dependent on the lending practices of financial institutions, financial markets, governmental policies and economic conditions, all of which are largely beyond our control. For example, floor-plan lenders have tightened credit and Conseco is exiting that business. Most states classify manufactured homes as personal property rather than real property for purposes of taxation and lien perfection. Interest rates for manufactured homes are generally higher and the terms of the loans shorter than for site-built homes. In the current environment, financing for the purchase of manufactured homes is often more difficult to obtain than conventional home mortgages. There can be no assurance that affordable wholesale or retail financing for either manufactured homes or recreational vehicles will continue to be available on a widespread basis.

Our repurchase agreements with floor plan lenders could result in increased costs.

        In accordance with customary practice in the manufactured housing and recreational vehicle industries, we enter into repurchase agreements with various financial institutions pursuant to which we agree, in the event of a default by an independent retailer in its obligation to these credit sources, to repurchase product at declining prices over the term of the agreements, typically 12 to 18 months. The difference between the gross repurchase price and the price at which the repurchased product can then be resold, which is typically at a discount to the original sale price, is an expense to us. Thus, if we were obligated to repurchase a greater number of manufactured homes or recreational vehicles in the future, this would increase our costs, which could have a negative effect on our earnings. The exit of Conseco from the floor plan business, and Conseco's attempt to accelerate collection of outstanding accounts with retailers, could result in defaults by retailers and consequent repurchase obligations on our part that may be higher than has historically been the case. During fiscal 2002, we repurchased 203 manufactured homes and 214 recreational vehicles, at an aggregate gross purchase price to us of $10.5 million, compared to repurchases of 333 manufactured homes and 308 recreational vehicles, at an aggregate purchase price to us of $15.0 million for fiscal 2001.

Excess inventories of our products among retailers could continue to have a negative effect on our sales volume and profit margins.

        The level of manufactured housing and recreational vehicle retail inventories and the existence of repossessed homes in the market can have a significant impact on manufacturing shipments and operating results, as evidenced in the manufactured housing industry during the past three years. For example, due to the rapid overexpansion of the retail distribution network in the manufactured housing industry, retailers' overstocking based on inflated expectations of future business and excessive wholesale financing, there is currently an imbalance among the number of retail dealers, industry retail inventories and consumer demand for manufactured homes. Considering current retail demand, it is estimated that there may be as much as a six-month supply of manufactured homes in retailer inventories industry-wide. The recent and continuing deterioration in the availability of retail financing has already extended the inventory adjustment period beyond what was originally expected. Competition from repossessed homes has further extended this inventory adjustment period as more liberal lending standards in the past resulted in loans to less-creditworthy customers. Many of these customers are defaulting on these loans and the lenders are repossessing the customers' homes and reselling them at prices often significantly below the retail price of a new home, thereby increasing competition for manufacturers of new homes. If these trends were to continue, or if retail demand were to significantly weaken further, the inventory overhang could result in intense price competition and pressure on profit margins within the industry and could have an adverse impact on our operating results.

The manufactured housing and recreational vehicle industries are highly competitive and some of our competitors have stronger balance sheets and cash flow, as well as greater access to capital, than we do. The relative strength of our competitors could result in decreased sales volume and earnings for us, which could have a material adverse effect on our results of operations and financial condition.

        The manufactured housing industry is highly competitive. As of December 31, 2001, there were approximately 70 manufacturers of homes and over 6,000 retail sales centers. Based on retail sales, the 10 largest manufacturers accounted for approximately 79 percent of the retail manufactured housing market in calendar 2001, including our sales, which represented 17.4 percent of the market. The manufactured housing retail market is much more fragmented, with the five largest companies accounting for approximately 26 percent of the market in calendar 2001.

        Competition with other housing manufacturers on both the manufacturing and retail levels is based primarily on price, product features, reputation for service and quality, retail inventory, merchandising, and the terms and availability of wholesale and retail customer financing. Growth in manufacturing capacity during the 1990s increased competition at both the manufacturing and retail levels and resulted in both regional and national competitors increasing their presence in the markets in which we compete. Overproduction of manufactured housing in these regions could lead to greater competition and result in decreased margins, which could have a material adverse effect on our results of operations.

        In addition, manufactured homes compete with new and existing site-built homes, apartments, townhouses and condominiums. The supply of such housing has increased in recent years with the increased availability of construction financing, and this reduces the demand for manufactured homes.

        Manufactured homes also compete with resales of homes that have been repossessed by financial institutions as a result of credit defaults by dealers or customers. Repossession rates for manufactured homes have increased in recent years and there can be no assurance that repossession rates will not continue to increase, thereby adversely affecting our sales volume and profit margins.

        The manufactured housing industry, as well as the site-built housing development industry, has experienced consolidation in recent years, which could result in the emergence of competitors, including developers of site-built homes, that are larger than we are and have greater financial resources than we have. This could adversely affect our business.

        The recreational vehicle market is also highly competitive. Sales from the five largest manufacturers represented approximately 65 percent of the market in calendar 2001, including our sales, which represented 19.6 percent of the market. Competitive pressures, especially in the entry-level segment of the recreational vehicle market for travel trailers, have resulted in a reduction of profit margins. Sustained increases in competitive pressures could have a material adverse effect on our results of operations. There can be no assurance that existing or new competitors will not develop products that are superior to our recreational vehicles or that achieve better consumer acceptance, thereby adversely affecting our sales volume and profit margins.

Our businesses are cyclical and this can lead to fluctuations in our operating results.

        The industries in which we operate are highly cyclical and there can be substantial fluctuations in our manufacturing shipments, retail sales and operating results, and the results for any prior period may not be indicative of results for any future period. Companies within both the manufactured housing and recreational vehicle industries are subject to volatility in operating results due to external factors such as economic, demographic and political changes. Factors affecting the manufactured housing industry include:

  •
  interest rates and the availability of financing for manufactured housing products, both of which have had a particularly adverse effect on our business in the past two fiscal years;

  •
  defaults by retail customers resulting in repossessions, which have also had a particularly adverse effect on our business in the past two fiscal years;

  •
  inventory levels, which have also had an adverse effect on our business in the past two fiscal years;

  •
  availability of manufactured home sites;

  •
  unemployment trends;

  •
  consumer confidence; and

  •
  general economic conditions.

        Factors affecting the recreational vehicle industry include:

  •
  overall consumer confidence and the level of discretionary consumer spending, which had an adverse effect on our business in calendar year 2001 and may do so again depending on consumer reaction to the current stock market correction;

  •
  general economic conditions;

  •
  interest rates;

  •
  employment trends; and

  •
  fuel availability and prices.

        We cannot assure you that the factors that are currently adversely affecting our business will not continue to have an adverse effect beyond fiscal 2002.

Our business is seasonal, and this leads to fluctuations in sales, production and operating results.

        We have experienced, and expect to continue to experience, significant variability in sales, production and net income as a result of seasonality in our businesses. Demand in both the manufactured housing and recreational vehicle industries generally declines during the winter season, while sales and profits are generally highest during the spring and summer months. In addition, unusually severe weather conditions in some markets may delay the timing of purchases and shipments from one quarter to another.

We have replaced some of our manufactured housing retailers, and some of our retailers have been acquired. This may lead to a decrease in our sales volume and a loss of our market share.

        Our market share in the manufactured housing market, based on unit shipments, declined from 21.6 percent in calendar 1994 to 15.7 percent in calendar 2001. The reason for this change was, in part, our reduction of the number of our retail distribution points from approximately 1,800 to 1,100 during the period from January 1994 through April 28, 2002, in order to concentrate on more sophisticated retailers that share our approach towards merchandising and customer satisfaction. We have also, from time to time in the past, lost significant retailers that were acquired by competitors. Such acquisitions can reduce our retail distribution network and market share, as the competitors may choose not to sell our products. There can be no assurance that we will be able to adequately replace retailers acquired by competitors if they cease selling our manufactured homes, or that we will be able to maintain our sales volume or market share in these competitive markets.

We established a network of Company-owned retail stores, which has required significant restructuring and downsizing, but we may not succeed in restructuring this business in a satisfactory manner and making it profitable.

        We responded to the retail consolidation in the manufactured housing sector, beginning in fiscal 1998, by forming our own retail business and establishing a network of Company-owned stores to replace distribution points lost to competitors. We made numerous acquisitions between June 1998 and August 2001, the largest of which was the purchase of HomeUSA in August 1998, comprising 65 stores. We also originated more than 100 "greenfield" locations, which are locations that we have started ourselves rather than through acquisition of existing operations. The combination of the two strategies carried us to a high of 244 stores in November 2000. Since its inception, this business segment has operated at a loss, and as the retail market for manufactured housing has slowed, the losses have grown. During fiscal 2001, we implemented a downsizing strategy to better match our retail capacity to market demand. By assigning management of some of our locations to third parties, and closing and selling other locations, we reduced the number of stores that we operate to 137 at the end of the fourth quarter of fiscal 2002. These actions have resulted in goodwill impairment and restructuring charges and other costs, including severance payments to employees. Given existing industry conditions and the performance of this new business to date, there can be no assurance that we will be able to complete the restructuring of our retail network as a successful and profitable part of our manufactured housing group in the future. In addition, we may have to undergo additional downsizing of this business depending on the length of time that the current factors affecting our business continue to have a negative impact.

Changes in consumer preferences for our products or our failure to gauge those preferences could lead to reduced sales and additional costs.

        We believe that historical consumer preferences for our products in general, and recreational vehicles in particular, are likely to change over time. We further believe that the introduction of new features, designs and models will be critical to the future success of our recreational vehicle operations. Delays in the introduction of new models or product features, or a lack of market acceptance of new features, designs or models, could have a material adverse effect on our business. For example, we may incur significant additional costs in designing or redesigning models that are not accepted in the marketplace. Products may not be accepted for a number of reasons, including changes in consumer preferences, or our failure to properly gauge consumer preferences. We cannot be certain that new product introductions will not reduce revenues from existing models and adversely affect our results of operations. There can be no assurance that any of these new models or products will be introduced to the market on time or that they will be successful when introduced.

If the frequency and size of product liability and other claims against us, including wrongful death, rises, our business, results of operations and financial condition may be harmed.

        We are frequently subject, in the ordinary course of business, to litigation involving product liability and other claims, including wrongful death, against us related to personal injury and warranties. We partially self-insure our products liability claims and purchase excess products liability insurance in the commercial insurance market. We cannot be certain that our insurance coverage will be sufficient to cover all future claims against us. Any increase in the frequency and size of these claims, as compared to our experience in prior years, may cause the premiums that we are required to pay for insurance to rise significantly. It may also increase the amounts we pay in punitive damages, which are typically not covered by our insurance. We are also presently party to actions in litigation that the plaintiffs are seeking to have certified as class actions, and actions where a subclass of plaintiffs has been certified. If any of these actions is certified as a class action and decided in a manner adverse to us, the resulting liability may be significant. These factors may have a material adverse effect on our results of operations and financial condition. In addition, if these claims rise to a level of frequency or size that is significantly higher than in the case of similar claims made against our competitors, our reputation and business will be harmed.

When we introduce new products we may incur expenses that we did not anticipate, such as recall expenses, resulting in reduced earnings.

        The introduction of new models is critical to our future success, particularly in our recreational vehicle business. We have additional costs when we introduce new models, such as initial labor inefficiencies, but we may also incur unexpected expenses. For example, we may experience unexpected engineering or design flaws that will force a recall of a new product. In addition, we may make business decisions that include offering incentives to stimulate the sales of products not adequately accepted by the market. The costs resulting from these types of problems could be substantial and have a significant adverse effect on our earnings.

Fuel shortages, or higher prices for fuel, could have a negative effect on sales of recreational vehicles.

        Gasoline or diesel fuel is required for the operation of motor homes and most vehicles used to tow travel trailers and folding trailers. There can be no assurance that the supply of these petroleum products will continue uninterrupted, that rationing will not be imposed or that the price of or tax on these petroleum products will not significantly increase in the future. The increase in gasoline prices and speculation about potential fuel shortages have had an unfavorable effect on consumer demand for recreational vehicles from time to time in the past, which then had a material adverse effect on our sales volume.

If we do not successfully upgrade our computer systems, we may lose sales to those of our competitors that have more sophisticated and better integrated systems than we do.

        Our computer systems are not as sophisticated as those that are currently available, and are not fully integrated. We are in the process of upgrading our computer systems, but we are in the early stages of this process. Competitors with more sophisticated and fully integrated computer systems may have efficiencies that will lead to lower costs and faster delivery schedules, and that may make it difficult for us to compete with them. We will be required to expend significant resources to fully implement a system suitable for a business as large and complex as ours. It is possible that the cost of building a computer system of this nature will be higher than budgeted, and that the system, when completed, will not perform as originally planned. This would increase our costs and disrupt our business.

The market for our manufactured homes is heavily concentrated in the southern part of the United States, and a continued decline in demand in that area could have a material negative effect on sales.

        The market for our manufactured homes is geographically concentrated, with the top 15 states accounting for over 70 percent of the industry's total retail sales in calendar 2001. The southern United States accounts for a significant portion of our manufactured housing sales. As is the case with our other markets, we have experienced a downturn in economic conditions in the southern states, and a continuing downturn in this region that is worse than that of other regions could have a disproportionately material adverse effect on our results of operations. There can be no assurance that the demand for manufactured homes will not continue to decline in the southern United States or other areas in which we experience high product sales and any such decline could have a material adverse effect on our results of operations.

Changes in zoning regulations could affect the number of sites available for our manufactured homes, and zoning regulations could affect the market for our new products, both of which could affect our sales.

        Any limitation on the growth of the number of sites available for manufactured homes, or on the operation of manufactured housing communities, could adversely affect our sales. In addition, new product opportunities that we may wish to pursue for our manufactured housing business could cause us to encounter new zoning regulations and affect the potential market for these new products. Manufactured housing communities and individual home placements are subject to local zoning ordinances and other local regulations relating to utility service and construction of roadways. In the past, there has been resistance by property owners to the adoption of zoning ordinances permitting the location of manufactured homes in residential areas, and we believe that this resistance has adversely affected the growth of the industry. The inability of the manufactured home industry to effect change in these zoning ordinances could have a material adverse effect on our results of operations and we cannot be certain that manufactured homes will receive more widespread acceptance or that additional localities will adopt zoning ordinances permitting the location of manufactured homes.

We may not be able to obtain financing in the future, and the terms of any future financings may limit our ability to manage our business. Difficulties in obtaining financing on favorable terms will have a negative effect on our ability to execute our business strategy.

        In addition to capital available under the senior secured credit facility and the capital provided by a cash offer of convertible trust preferred securities in the third quarter of fiscal year 2002, we anticipate that we may be required to seek additional capital in the future. There can be no assurance that we will be able to obtain future financings on acceptable terms, if at all.

        Further, on November 16, 2001, Moody's Investors Services, Inc. announced that it had lowered its rating on our senior implied debt from B1 to B2, and on our convertible trust preferred securities from B3 to Caa3, with a negative rating outlook. At the time, Moody's stated that its action reflected the continuing erosion in our operating performance due to a protracted decline in the manufactured housing industry and a slowdown in the recreational vehicle business, and that the negative outlook reflected the highly uncertain intermediate-term outlook for demand in the manufactured housing and recreational vehicle markets. On December 6, 2001, Standard and Poor's announced that it had lowered our corporate credit rating from BB+ to BB-, and the rating on our convertible trust preferred securities from B+ to D, with a negative rating outlook. At the time, Standard and Poor's cited our materially weakened business position due to continued very competitive business conditions in both our manufactured housing and recreational vehicle business segments, and our constrained financial profile, as reflected by the granting of security to our lenders and the discontinuation and deferral of our Common dividends and existing preferred security distributions, respectively. Standard and Poor's attributed its negative outlook to the prospects for continued weak performance within both of our primary business segments and the vulnerability of our corporate credit ratings to further downgrades. These actions could result in any capital that we might raise in the future being more expensive or more difficult to raise.

        If we are unable to obtain alternative or additional financing arrangements in the future, or if we cannot obtain financing on acceptable terms, we may not be able to execute our business strategy. Moreover, the terms of any such additional financing may restrict our financial flexibility, including the debt we may incur in the future, or may restrict our ability to manage our business as we had intended.

Increased costs, including labor costs and costs of component parts, and changes in labor rates and practices could reduce our operating income.

        Our results of operations may be significantly affected by the availability and pricing of manufacturing components and labor, as well as changes in labor rates and practices. Although we attempt to offset the effect of any escalation in components and labor costs by increasing the sales prices of our products, we cannot be certain that we will be able to do so without it having an adverse impact on the competitiveness of our products and, therefore, our sales volume. Changes in labor rates and practices, including changes resulting from union activity, could significantly affect our costs and thereby reduce our operating income. If we cannot successfully offset increases in our manufacturing costs, this could have a material adverse impact on our margins, operating income and cash flows. Even if we were able to offset higher manufacturing costs by increasing the sales prices of our products, the realization of any such increases often lags behind the rise in manufacturing costs, especially in our manufactured housing operations, due in part to our commitment to give our retailers price protection with respect to previously placed customer orders.

For some of our components, we depend on a small group of suppliers, and the loss of any of these suppliers could affect our ability to obtain components at competitive prices, which would decrease our margins.

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

The market price of our Common stock has been depressed, and may decline further. We expect the trading price of our Common stock to be highly volatile.

        The market price of our Common stock has fluctuated significantly and generally declined, from $47.44 per share on March 6, 1998, to $4.22 per share on July 24, 2002. The market price of our Common stock may decline further as a result of a number of factors. Factors that could cause fluctuations in the market price of our Common stock include:

  •
  actual and anticipated variations in our operating results;

  •
  general economic and market conditions;

  •
  interest rates;

  •
  general conditions, including changes in demand, in the manufactured housing and recreational vehicle industries;

  •
  future issuances of our Common stock, including issuances of Common stock in payment of distributions on our convertible trust preferred securities or upon conversion of our convertible trust preferred securities, which could have a dilutive effect on our earnings per share and otherwise cause the market price of our Common stock to decline;

  •
  perceptions of the strengths and weaknesses of the manufactured housing and recreational vehicle industries;

  •
  our ability to pay principal and interest on our debt when due;

  •
  developments in our relationships with our lenders, customers, and/or suppliers;

  •
  announcements of alliances, mergers or other relationships by or between our competitors and/or our suppliers and customers;

  •
  announcements and the introduction of new products and models by us or our competitors and the success or failure of these new products and models;

  •
  developments related to regulations, including zoning regulations; and

  •
  further downgrades of our corporate credit ratings of our senior implied debt or of specific securities.

        We expect this volatility to continue in the future. In addition, any shortfall or changes in our revenue, gross margins, earnings or other financial results could also cause the price of our Common stock to fluctuate significantly. In recent years, and particularly in June and July 2002, the stock market in general has experienced extreme price and volume fluctuations that have affected the manufactured housing and recreational vehicle industries and that may be unrelated to the operating performance of the companies within these industries. These broad market fluctuations may adversely affect the market price of our Common stock.

Under the terms of the documents governing our convertible trust preferred securities, we are currently prevented from paying dividends on our Common stock.

        On October 30, 2001, we elected to defer distributions due to be made on November 15, 2001, on our existing 6% convertible trust preferred securities and we subsequently elected to defer distributions due to be made on February 15, 2002, and May 15, 2002. In addition, with respect to our newly issued series of 9.5% convertible trust preferred securities, we elected to pay distributions due on February 15, 2002, and May 15, 2002, in shares of our Common stock. In light of our business environment and recent operating results, we currently anticipate that we will find it prudent to defer distributions on our existing 6% convertible trust preferred securities, and to pay distributions in shares of Common stock on our new 9.5% convertible trust preferred securities, indefinitely, subject to the terms in the governing documents. The deferral of distributions on our existing preferred securities prevents us from declaring or paying any dividends on our Common stock during the period of such deferrals. Additionally, even if we choose to resume cash distributions on our convertible preferred securities in the future, we may choose not to pay dividends on our Common stock.

Item 2. Properties

        We own our executive offices, which are located at 3125 Myers Street in Riverside, California. The corporate administrative offices, which occupy 200,738 square feet, are situated on parcels of land owned by us, totaling approximately 18.1 acres. Our manufacturing regional, sales and service offices are located in Arizona, California, Florida, Indiana, North Carolina, Tennessee, Texas and Virginia and occupy a total of 126,000 square feet of leased office space. The following table describes additional property and buildings utilized for manufacturing, research and development and administrative purposes as of April 28, 2002. For the most part, these properties and buildings are owned by the Company, except as noted below. We have granted a security interest to the lenders under our senior secured credit facility in most of these properties.

Facility and Location	Approximate Acreage	Approximate Square Footage
Plants Producing Manufactured Housing:
Glendale, Arizona	41.8	126,000
Riverside, California	18.8	104,500
Woodland, California	15.8	145,600
Auburndale, Florida	13.7	102,700
Alma, Georgia	23.6	111,200
Douglas, Georgia	20.7	140,100
Fitzgerald, Georgia	18.6	124,400
Pearson, Georgia	16.2	139,700
Willacoochee, Georgia	33.2	131,500
Nampa, Idaho	19.8	157,000
Garrett, Indiana	22.1	124,500
Benton, Kentucky	22.4	110,100
Lumberton, North Carolina	52.0	122,400
Pembroke, North Carolina	32.4	209,100
Woodburn, Oregon	22.4	186,000
Elizabethtown, Pennsylvania	19.7	116,800
Gallatin, Tennessee	18.2	197,700
Lafayette, Tennessee	43.3	133,000
Westmoreland, Tennessee	38.6	165,100
Westmoreland, Tennessee	20.6	124,400
Belton, Texas	20.8	164,600
Waco, Texas	18.3	125,900
Waco, Texas	8.6	87,600
Waco, Texas	13.0	120,600
Wichita Falls, Texas(1)	31.5	127,300
Rocky Mount, Virginia	26.3	135,000
Woodland, Washington	18.0	159,000
Plants Producing Recreational Vehicles:
Motor Homes:
Riverside, California	24.5	163,800
Decatur, Indiana	91.8	346,800
Paxinos, Pennsylvania	69.2	206,200
Paxinos, Pennsylvania	7.1	39,600
Motor Home Service Facility:
Decatur, Indiana	34.8	179,500
Riverside, California	12.3	162,100

Travel Trailers:
Rialto, California(2)	18.8	111,700
Crawfordsville, Indiana	14.4	140,700
Campbellsville, Kentucky	20.0	51,900
Hancock, Maryland	21.4	107,400
Williamsport, Maryland	33.6	89,000
Edgerton, Ohio	16.6	94,300
LaGrande, Oregon	32.0	97,300
Pendleton, Oregon	21.2	202,300
Longview, Texas	46.7	313,100
Lindsay, Ontario, Canada	9.2	145,600
Lindsay, Ontario, Canada	19.0	73,200
Folding Trailers:
Somerset, Pennsylvania(3)	42.6	432,500
Plants Producing Components:
Fontana, California	11.3	83,000
Riverside, California	10.0	111,000
Douglas, Georgia	3.8	28,000
Hauser Lake, Idaho	27.8	74,300
Decatur, Indiana	31.0	250,900
Division Offices and Research and Development Facilities:
Riverside, California	21.9	234,128
(1)
Manufacturing facility deactivated subsequent to April 28, 2002.

(2)
Includes 4.0 acres and a 27,100 square foot building leased from unaffiliated outside party.

(3)
Includes a 40,000 square foot building leased from an unaffiliated outside party.

Retail Properties

        At the end of fiscal 2002, the Company operated 137 retail sales locations in 21 states, of which 16 are owned and 121 are leased from third parties. The current annual lease obligation related to these properties is approximately $9 million.

Idle Facilities

        There were 21 idle manufacturing facilities at the end of fiscal 2002 and 20 at the end of fiscal 2001. During fiscal 2002, an idle manufacturing housing facility in Nampa, Idaho, and a facility in Roxboro, North Carolina, were leased to outside parties. Active manufacturing capacity for the manufactured housing group was reduced by the closure of a facility in Broxton, Georgia. Manufacturing capacity for the recreational vehicle group was reduced by the closure of a motor home facility in Chico, California, and travel trailer facilities in Riverside, California, and Longview, Texas. An idle travel trailer facility in Winchester, Virginia, was sold during the year.

        The following Company-owned manufacturing facilities were not in operation as of April 28, 2002.

Facility and Location	Approximate Acreage	Approximate Square Footage
Chico, California(1)	28.6	153,300
Riverside, California(1)	17.6	68,400
Douglas, Georgia(2)	22.1	251,000
Alma, Georgia	20.0	118,800
Broxton, Georgia(1)	20.0	137,200
Pearson, Georgia	13.3	133,200
Decatur, Indiana	25.3	184,700
Garrett, Indiana	20.4	104,900
Lexington, Mississippi	30.5	109,300
Lexington, Mississippi	51.6	270,000
Omaha, Nebraska	18.5	116,600
Mooresville, North Carolina	21.8	119,300
Roxboro, North Carolina(2)	31.8	114,800
Cushing, Oklahoma	15.2	71,800
Woodburn, Oregon	29.2	56,500
Elizabethtown, Pennsylvania	17.5	101,000
Belton, Texas(2)	32.6	140,400
Longview, Texas	5.6	25,000
Longview, Texas(1)	25.5	125,500
Waco, Texas	19.8	104,300
Rocky Mount, Virginia	13.8	83,400
(1)
Manufacturing facility deactivated in fiscal 2002.

(2)
Manufacturing facility partially used for housing service operations.

Item 3. Legal Proceedings

        As reported in our Annual Report on Form 10-K for fiscal 2000, in February 2000 we and two of our subsidiaries were served with a purported class action filed on behalf of nine present or former associates of our Idaho manufactured housing facility. The complaint in the matter of Bristow et al., v. Fleetwood Enterprises, Inc. et al., was filed in the U.S. District Court in Idaho and alleged violations of the federal Fair Labor Standards Act, and similar state laws, and requested compensation, punitive damages, litigation expenses, and attorneys' fees. On February 20, 2001, a Magistrate Judge conditionally certified a class of plaintiffs composed of certain production associates and supervisors of our Housing and Recreational Vehicle Groups. On February 22, 2002, we announced that we had reached a settlement with representatives of the class. The settlement was given preliminary approval by the Magistrate Judge on January 30, 2002, and final approval was granted on May 20, 2002. We will pay a total of $7.35 million in settlement of the case and we have agreed to certain injunctive relief, including implementing a policy explicitly prohibiting off-the-clock work and modifying rounding practices under our timekeeping system.

        On August 4, 2000, we reported another purported class action complaint was filed by Ms. Bristow along with a Jane Doe alleging sexual harassment. On January 19, 2001, an amended complaint, entitled Bogen, et al., v. Fleetwood Enterprises, Inc., was filed in the U.S. District Court in Idaho by six plaintiffs, including Ms. Bristow, alleging gender discrimination and sexual harassment as a result of a sexually hostile environment at four manufacturing centers. The plaintiffs were attempting to establish a national class action and were requesting compensatory and punitive damages, litigation expenses and attorneys' fees. In February 2002, we reached a settlement with representatives of the putative class. Preliminary approval of the settlement was granted by the court on March 6, 2002, and final approval was granted on

April 26, 2002. We will pay a total of $925,000 in settlement of the case and we have agreed to certain injunctive relief, including benchmarking certain jobs to achieve diversity and formalizing a sexual harassment awareness training program at Company facilities.

        We previously reported that we are a defendant in a class action in the case of McManus v. Fleetwood Enterprises, Inc., which was filed on April 9, 1999, and is pending in the U. S. District Court for the Western District of Texas, San Antonio Division. The complaint attempts to establish a class of purchasers of our Class A motor homes for the model years 1994-1999 and makes claims with respect to the alleged breach of express and implied warranties, negligent misrepresentation, fraudulent concealment, and violation of various state statutes in connection with the ability of such motor homes to tow an automobile or other vehicle or cargo. On September 24, 2001, the Court certified a subclass of Texas residents who purchased a subject motor home from a Texas dealer and who still own the motor home. We appealed this certification to the Fifth Circuit Court of Appeals on October 4, 2001, and we expect that a hearing on this matter will be scheduled later this calendar year. We continue to deny the material allegations in the complaint while asserting a vigorous defense to that end. It is not possible at this time to properly assess the risk of an adverse verdict or the magnitude of possible exposure.

        On January 29, 2002, a purported class action was filed by sixteen individual plaintiffs against us and thirteen of our subsidiaries, along with 253 other companies in the manufactured housing industry. The matter, designated Matte v. Sunshine Homes, Inc., was filed in the 27th Judicial District Court, St. Landry Parish, Lafayette, Louisiana, and purports to be a class action consisting of all individuals in the United States who purchased a manufactured home built to the federal Department of Housing and Urban Development (HUD) construction and safety standards. HUD regulates all manufactured housing in the United States. The complaint alleges breach of warranty claims and various personal injuries and property damages resulting from water infiltration, mold and mildew. On February 28, 2002, the matter was removed to the United States Federal District Court, Western District of Louisiana, Lafayette-Opelousas Division. Currently, several motions are pending before the Court. We deny the material allegations in the complaint and plan to assert a vigorous defense to that end. It is not possible at this time to properly assess the risk of an adverse verdict or the magnitude of possible exposure.

        On May 20, 2002, plaintiff attorneys alleging to represent 131 current and former supervisors filed a Fair Labor Standards Act (FLSA) purported class action against us in the U.S. District Court in Idaho. The complaint in the matter of Ramiro Munoz et al., vs. Fleetwood Enterprises, Inc. et al., is derivative of the Bristow et al., vs. Fleetwood Enterprises, Inc. lawsuit recently settled. As of the date of this filing, the lawsuit has not been served. The lawsuit alleges that we attempted to avoid paying overtime by misclassifying these supervisors as "exempt," when they were "non-exempt." The lawsuit seeks compensatory, liquidated and exemplary damages and injunctive relief. We deny the allegations in the complaint and expect to provide a vigorous defense. It is not possible at this time to properly assess the risk of an adverse verdict or the magnitude of possible exposure.

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

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of the shareholders of the Company during the fourth quarter of fiscal year 2002.

Executive Officers of the Company

        The executive officers of the Company are set forth below:

Name	Title	Age
Thomas B. Pitcher	Interim Chairman of the Board	63
David S. Engelman	Interim President and Chief Executive Officer	64
Boyd R. Plowman	Executive Vice President and Chief Financial Officer	58
Charles A. Wilkinson	Executive Vice President–Operations	61
Forrest D. Theobald	Senior Vice President, General Counsel and Secretary	60
Ronald L. Brewer	Vice President–Operations, Housing Group	54
J. Wesley Chancey	Vice President–Sales, Marketing and Product Design, Housing Group	50
John (Jack) H. Darnall, Jr.	Vice President–Retail Housing Division	50
John C. Draheim	Vice President–Sales and Marketing, RV Group	44
Lyle N. Larkin	Vice President, Treasurer and Assistant Secretary	57
James F. Smith	Vice President–Controller and Chief Accounting Officer	54
Frank A. Winegar	Vice President–Operations, RV Group	53

        Thomas B. Pitcher was named to his current position in February 2002. He joined Fleetwood's Board of Directors in 1998, and chairs the board of a non-profit organization. From 1966 to 1995, when he retired as a full partner, he worked at the law firm of Gibson, Dunn & Crutcher LLP.

        David S. Engelman was named to his current position in February 2002. For the prior five years, he had been a professional investor. He has served on Fleetwood's Board since 1999. Previously, he was a financial services executive.

        Boyd R. Plowman was named Senior Vice President and Chief Financial Officer in October 2000, and was promoted to Executive Vice President in December 2001. He rejoined the Company in 1997 as Vice President–Retail Housing as well as the Senior Vice President and Chief Financial Officer of its subsidiary, Fleetwood Retail Corp. Prior to that, he was president and chief executive officer of Lee & Associates Commercial Real Estate Services/Inland Empire from 1990 to 1997. He first joined the Company in 1969, and had been CFO for 14 years before leaving Fleetwood in 1987.

        Charles A. Wilkinson has been with the Company continuously since 1996 and was appointed to his current position in September 2001. Previously, he had been Senior Vice President–Housing, a position he was appointed to in January 2000. Earlier positions included Vice President–Housing Western Region and

Director of Operations–Housing Central Region. He was employed by the Company prior to 1996 for a total of 11 years in several manufactured housing management positions.

        Forrest D. Theobald was named Vice President, General Counsel and Secretary in April 2001, and was promoted to Senior Vice President in December 2001. He had served previously as Associate General Counsel and Director–Corporate Real Estate since 1980. He joined Fleetwood's legal department in 1975 as Assistant General Counsel.

        Ronald L. Brewer was promoted to his current position in October 2001. He joined the Company in 1973 as a Trainee/Assistant Production Manager and held various managerial positions until 1989, at which time he left the Company to become Vice President–General Manager for Modular Structures International, Inc. He rejoined the Company in 1998 as Director–Manufacturing for the Western Region.

        J. Wesley Chancey joined the Company in 1988 and was promoted to his current position in February 2001. Including his experience at Fleetwood, he has worked in the manufactured housing industry for 29 years.

        John (Jack) H. Darnall, Jr. joined the Company in 1998 as Senior Vice President for the Central Region and was promoted to his current position in March 2001. Prior to joining the Company, he was President of Pulte Home Corporation's Manufactured Housing Group, Expression Homes and Stonebridge Ranch Development Corporation.

        John C. Draheim joined the Company in 1997 as a regional sales director for the Motor Home Division and was promoted to his current position in November 2000. Prior to joining Fleetwood, he had 15 years of experience in automotive sales and marketing with Kia, Volkswagen and Chrysler.

        Lyle N. Larkin joined the Company in 1979 and has served as Treasurer since 1990. He was promoted to Vice President in July 1998.

        James F. Smith joined Fleetwood in 1977 as Assistant Controller in the Housing Group. He was named RV Group Controller in 1987, and appointed to his current position in February 2001.

        Frank A. Winegar joined Fleetwood in 1999 and was appointed to his current position in February 2002. Previously, he had served as Operations General Manager at our Decatur, Indiana, facility and Director, Motor Home Operations. Prior to joining the Company, he was Vice President–Operations and Product Development for Carrier Corporation for four years and held a number of management positions for Square D Company from 1972 to 1995.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        The following table lists the high and low intraday sales prices for our Common stock during the past two fiscal years as reported on the New York Stock Exchange Composite Tape, along with information on dividends declared per share during the same periods. Our Common stock is listed on the New York and the Pacific stock exchanges and trades on various regional exchanges (Ticker Symbol: FLE). Call and put options are traded on the American Stock Exchange and the Chicago Board Options Exchange.

Quarter	High	Low	Dividends Declared
Fiscal 2001
First Quarter	$15.69	$12.94	$.19
Second Quarter	14.94	10.56	.19
Third Quarter	16.00	8.69	.04
Fourth Quarter	15.05	8.10	.04
Fiscal 2002
First Quarter	$16.42	$10.70	$.04
Second Quarter	17.25	9.12	.04
Third Quarter	13.40	8.30	.00
Fourth Quarter	11.90	7.60	.00

        On April 28, 2002, there were approximately 1,200 shareholders of record of our Common stock.

Dividend Policy

        On October 30, 2001, the Company announced that it would discontinue the payment of dividends after the previously declared dividend payment on November 14, 2001. Any future resumption of dividends would be at the discretion of our Board of Directors.

Recent Sales of Unregistered Securities

        In November, 2001 we issued warrants to Bain & Company, Inc., a management consulting firm, as partial consideration for business consulting services. The warrants represented the right to purchase up to 150,000 shares of Fleetwood common stock at an exercise price of $14.45 per share, and expire in January 3, 2005. Shares of our Common stock issuable upon exercise of the warrants have been registered for resale on a Registration Statement on Form S-3. In issuing the warrants we relied upon the exemptions from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated by the Securities and Exchange Commission under the Securities Act of 1933, based in part on the fact that the sale did not involve a public offering and the single offeree is a sophisticated accredited investor.

Item 6. Selected Financial Data

Five-Year Summary of Selected Financial Data

	Fiscal Years Ended April
	2002	2001	2000	1999	1998
	(Dollars in thousands except per share data)
Net sales	$2,280,447	$2,531,463	$3,769,534	$3,555,519	$3,121,278

Income (loss) before income taxes, minority interest, and cumulative effect of accounting change	(105,212)	(319,231)	159,059	196,415	178,885
Benefit (provision) for income taxes	37,108	57,575	(64,461)	(78,146)	(67,841)
Minority interest in Fleetwood Capital Trusts I, II and III, net of income taxes	(13,189)	(11,158)	(11,104)	(11,148)	(2,499)

Income (loss) before cumulative effect of accounting change	(81,293)	(272,814)	83,494	107,121	108,545
Cumulative effect of accounting change, net of income taxes	(80,635)	(11,176)	—	—	—

Net income (loss)	(161,928)	(283,990)	83,494	107,121	108,545
After-tax difference on exchange of convertible trust preferred securities	29,403	—	—	—	—

Net income (loss) attributable to Common shareholders, basic	(132,525)	(283,990)	83,494	107,121	108,545
Effect of dilutive securities:
Minority interest in Fleetwood Capital Trusts I, II and III(1)	—	—	11,104	11,148	2,499

Net income (loss) for diluted earnings per share	$(132,525)	$(283,990)	$94,598	$118,269	$111,044

Earnings (loss) per Common share–diluted:
Income (loss) before cumulative effect of accounting change	$(2.39)	$(8.33)	$2.41	$2.94	$3.01
After-tax difference on exchange of convertible trust preferred securities	.86	—	—	—	—
Cumulative effect of accounting change, net of income taxes	(2.37)	(.34)	—	—	—

Net income (loss) per Common share	$(3.90)	$(8.67)	$2.41	$2.94	$3.01

Weighted average Common shares–diluted	33,942	32,755	39,194	40,171	36,933

Balance sheet data at end of period:
Cash and marketable investments	$111,147	$73,103	$135,142	$267,133	$305,722
Property, plant and equipment, net	273,695	294,813	312,067	303,934	277,211
Total assets	984,940	1,126,861	1,536,693	1,531,184	1,129,480
Total liabilities	437,052	553,213	664,388	656,981	465,954
Capital Trust Preferred Securities	373,145	287,500	287,500	287,500	287,500
Shareholders' equity	174,743	286,148	584,805	586,703	376,026
Other Data:
Gross profit margin	19.2%	19.0%	21.0%	20.5%	18.3%
Operating income (loss) margin	(4.0)%	(12.2)%	4.3%	5.4%	5.5%
Depreciation and amortization	$33,573	$36,546	$35,080	$31,841	$27,799
Capital expenditures	20,473	36,921	55,078	49,757	37,809
EBITDA(2)	(60,782)	(271,080)	197,256	222,152	197,994
Cash flow from operations	34,482	11,844	(4,757)	114,522	118,152
Cash flow from investing activities	(62,851)	25,722	92,516	(121,767)	(231,613)
Cash flow from financing activities	18,833	(43,525)	(69,715)	5,110	104,310
(1)
The effect of the distributions on preferred securities was anti-dilutive in fiscal years 2002 and 2001 and was, therefore, not added back to determine diluted earnings (loss).

(2)
EBITDA is defined as operating income (loss) plus depreciation and amortization. While EBITDA should not be considered as a substitute for net income, cash flows from operating activities, or other income statement data or cash flow statement data prepared in accordance with Generally Accepted Accounting Principles (GAAP), or as a measure of profitability or liquidity, management understands that EBITDA is customarily used as a measurement in evaluating companies. If EBITDA were adjusted to include goodwill impairment of $165.9 million for fiscal 2001 and other asset impairment charges of $12.5 million and $22.7 million for fiscal years 2002 and 2001, respectively, all of which were non-cash charges, the adjusted EBITDA would be negative $48.3 million for fiscal 2002 and negative $82.5 million for fiscal 2001. However, these impairment charges were not included in any of the EBITDA figures reported in the table above.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Selected Segment Data
(Dollars in thousands)

	Fiscal Years Ended April
	2002	2001	2000	1999	1998
OPERATING REVENUES:
Manufactured housing
Manufacturing	$842,536	$981,366	$1,517,681	$1,631,076	$1,550,926
Retail	328,162	552,904	591,895	332,309	—
Less intercompany	(137,187)	(242,589)	(312,093)	(186,861)	—

	1,033,511	1,291,681	1,797,483	1,776,524	1,550,926
Recreational vehicles
Motor homes	716,734	637,833	1,193,609	1,058,593	902,290
Travel trailers*	378,412	451,872	599,051	556,536	509,816
Folding trailers	117,758	117,085	128,944	119,887	113,110

Total RV sales	1,212,904	1,206,790	1,921,604	1,735,016	1,525,216
Supply operations	34,032	32,992	50,447	43,979	45,136

	$2,280,447	$2,531,463	$3,769,534	$3,555,519	$3,121,278

OPERATING INCOME (LOSS):
Manufactured housing	$27,336	$30,896	$69,362	$83,933	$75,896
Housing retail	(65,239)	(77,105)	3,845	4,851	—
Recreational vehicles	(37,489)	(73,066)	104,082	109,915	77,070
Supply operations	8,895	6,114	20,483	16,255	15,437
Corporate and other	(24,046)	(194,465)	(35,596)	(24,643)	1,792

	$(90,543)	$(307,626)	$162,176	$190,311	$170,195

UNITS SHIPPED:
Manufactured housing
Factory shipments
Single-section	6,863	9,426	21,200	27,927	29,039
Multi-section	23,193	26,775	38,258	37,950	36,505

	30,056	36,201	59,458	65,877	65,544
Retail sales
Single-section	1,903	3,667	5,308	3,418	—
Multi-section	5,835	9,085	9,220	4,837	—

	7,738	12,752	14,528	8,255	—
Less intercompany	(4,886)	(8,657)	(11,768)	(7,674)	—

	32,908	40,296	62,218	66,458	65,544

Recreational vehicles
Motor homes	8,366	8,148	16,294	14,923	13,525
Travel trailers	26,036	31,660	40,524	37,208	33,758
Folding trailers	17,946	19,090	21,890	21,171	20,960
Slide-in truck campers	1,227	1,327	1,412	1,420	1,251

	53,575	60,225	80,120	74,722	69,494

*
Includes sales of slide-in truck camper units.

Critical Accounting Policies

        Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. This requires us to make estimates and assumptions that affect the amounts reported in the financial statements and notes. We evaluate these estimates and assumptions on an ongoing basis and use historical experience factors and various other assumptions that we believe are reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from these estimates under different assumptions or conditions.

        The following is a list of the accounting policies that we believe reflect our more significant judgments and estimates, and that could potentially result in materially different results under different assumptions and conditions.

  Revenue Recognition

        We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), as amended by SAB 101A and 101B.

        Revenue for manufacturing operations is generally recorded when all of the following conditions have been met:

        1.    An order for a product has been received from a dealer.

        2.    Written or verbal approval for payment has been received from the dealer's flooring institution.

        3.    A common carrier signs the delivery ticket accepting responsibility for the product as agent for the dealer.

        4.    Product is removed from Fleetwood's property for delivery to the dealer who placed the order.

        Most manufacturing sales are made for cash, with most dealers financing their purchases under flooring arrangements with banks or finance companies. Products are not sold on consignment; dealers do not have the right to return products; and dealers are typically responsible for interest costs to floor plan lenders. On average, we receive payments from floor plan lenders on products sold to independent dealers within 15 days of the invoice date, which is the date product is shipped.

        To adopt the provisions of SAB 101, in fiscal 2001 we changed our retail housing revenue recognition policy. For retail sales from Company-owned retail stores, sales revenue is recognized when the home has been delivered, set up and accepted by the consumer, title has been transferred and funds have been received either from the finance company or the homebuyer. Prior to fiscal 2001, we followed the industry practice of recording credit retail sales when a written contract and down payment were secured. We recorded the cumulative effect of this accounting change on the amount of retained earnings at the beginning of fiscal year 2001 as a charge against net income in the first quarter of fiscal 2001. The after-tax amount of the cumulative effect was $11.2 million, or 34 cents per diluted share.

  Warranty

        Fleetwood provides customers of our products with a warranty covering defects in material or workmanship for periods ranging from one to two years, with longer warranties on certain structural components. We record a liability based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. Factors we use in estimating the warranty liability include a history of units sold to customers, the average cost incurred to repair a unit and a profile of the distribution of warranty expenditures over the warranty period. A significant increase in dealer shop rates, the cost of parts or the frequency of claims could have a material adverse impact on our operating results for the period or periods in which such claims or additional costs materialize.

  Insurance Reserves

        Generally, we are self-insured for workers' compensation and products liability and personal injury insurance. Under these plans, liabilities are recognized for claims incurred, including those incurred but not recorded, changes in the reserves related to prior claims and an administration fee. At the time a claim is filed, a liability is estimated to settle the claim. The liability for workers' compensation claims is determined by state statute. Factors considered in establishing the estimated liability for products liability and personal injury claims are the nature of the claim, the geographical region in which the claim originated, loss history, severity of the claim, the professional judgment of our legal counsel, and inflation. Any material change in the aforementioned factors could have an adverse impact on our operating results. We maintain excess liability insurance with outside insurance carriers to minimize our risks related to catastrophic claims.

  Long-Lived Assets

        We record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those items. Our cash flow estimates are based on historical results adjusted to reflect our best estimate of future market and operating conditions. Any material change affecting the assumptions used to project the estimated undiscounted cash flows or our expectation of future market conditions could result in a different conclusion. Assets for which the carrying value is not fully recoverable are reduced to fair value.

  Deferred Taxes

        We consider future taxable income and prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If we determine that we will not realize all or part of our net deferred tax assets in the future, we will make an adjustment to the deferred tax assets, which will be charged to income tax expense in the period of such determination.

  Legal Proceedings

        We are currently involved in certain legal proceedings primarily involving our products or former employees. Because of the uncertainties related to the outcome of the litigation and range of loss on cases other than breach of warranty, we are unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. In other cases, including products liability (discussed above) and personal injury cases, we prepare estimates based on historical experience, the professional judgment of our legal counsel, and other assumptions that we believe are reasonable. As additional information becomes available, we reassess the potential liability related to our pending litigation and revise our estimates. Such revisions and any actual liability that greatly exceeds our estimates could materially impact our results of operation and financial position.

  Repurchase Commitments

        Producers of recreational vehicles and manufactured housing customarily enter into repurchase agreements with lending institutions that provide wholesale floor plan financing to independent dealers. These agreements generally provide that, in the event of a default by a dealer in its obligation to these credit sources, we will repurchase product at declining prices over the term of the agreements, typically over 12 to 18 months. We then resell any repurchased product through our dealer network. We estimate our exposure under these agreements based on the financial strength of our dealers, the amount of inventory covered by the agreement, and our ability to resell the repurchased product. In addition, we have also considered the impact of the recent announcement by a major manufactured housing wholesale floor plan lender that it is exiting the floor plan business and calling for an early termination or workout of its remaining accounts with retailers, including many with whom we do business.

Business Outlook

        Late in calendar year 2001, the wholesale motor home market, particularly for gasoline powered Class A products, began to improve after about 18 months of decline. The combination of the improved market and positive acceptance of our new products has been reflected in increased market share, higher backlogs and improved production rates, as well as the motor home division's best quarterly results, in the fourth quarter of fiscal year 2002, in over two years. In addition, travel trailers, which began showing some weakness in the third quarter of fiscal year 2001, also demonstrated improvement in the fourth quarter of fiscal 2002 compared to the previous four quarters.

        Both the towable and motor home segments introduced lower-priced products in fiscal year 2001, which adversely affected gross margins. In addition, we incurred significant non-recurring costs in an effort to right size our businesses. Our existing manufacturing capacity is more than adequate to satisfy current retail demand. With the current low interest rates, declining dealer inventories, significant restructuring costs mostly behind us, and the introduction of new products, we expect our recreational vehicle group will achieve improved operating results in fiscal 2003 over fiscal 2002. However, the improved results of our recreational vehicle group could be adversely affected if recent declines in the stock market begin to undermine consumer confidence, which is a key factor affecting the recreational vehicle industry.

        Conditions in the manufactured housing market have been in decline for the past three fiscal years, but further deteriorated in the last quarter of fiscal 2002. Excess retail locations and inventory, competition from repossessed homes, more stringent lending standards and relatively high interest rates have adversely affected the industry. These conditions were aggravated by several developments early in calendar 2002. As a result of the exit of several consumer lenders, there has been a reduction in the volume of loans being written, particularly in the chattel (home only) portion of the business. Further, new legislation in Texas, the largest manufactured home market in the country, requires many of the procedures and legal processes employed in the sale of conventional housing to be applied to sales of manufactured homes, resulting in lost or delayed sales. Finally, Conseco, the largest floor plan lender in the country, announced its withdrawal from that business. Although industry manufacturing and retail capacities have been reduced, weak market conditions are expected to continue until the inventory imbalance is fully resolved. To a large degree, the length of the inventory adjustment period will depend on retail financing conditions.

        The operating environment in fiscal year 2003 for manufactured housing will continue to be challenging. Results in the fourth quarter of fiscal 2002 were adversely affected by the continuing weakness in the market caused by the lack of financing and it is expected that this trend will continue into the first quarter of fiscal year 2003. In recognition of the challenges ahead in housing, in the fourth quarter we recorded substantial charges to recognize the reduced value of aged retail inventory and to reserve for costs related to closed stores. These charges adversely impacted our results for the quarter and for the year. In fiscal year 2003, we anticipate that we will continue to incur operating losses at our manufactured housing retail subsidiary, although we expect to achieve profitability in the manufacturing segment of both the housing and recreational vehicle groups.

Goodwill Impairment

        As previously announced, we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142) as of the first quarter in fiscal year 2002. This new accounting standard requires that goodwill not be amortized but instead be tested at least annually for impairment and expensed against earnings when the implied fair value of a reporting unit, including goodwill, is less than its carrying amount. We had two reporting units with goodwill, folding trailers and retail housing. Based on the estimated fair value, as determined from the first phase assessment for each reporting unit, folding trailers' estimated fair value exceeded its carrying amount including goodwill resulting in no impairment, and retail housing's estimated fair value was less than its carrying amount. The second phase of the assessment was conducted only for retail housing since the first phase assessment indicated there was impairment. Based on the estimated fair value and appraisal of fixed assets at retail housing, the remaining $80.6 million of goodwill was determined to be fully impaired. Since the goodwill impairment was the result of an accounting change that was effective with the first quarter, the $80.6 million charge is not reflected in the fourth quarter results. However, it appears as a line item on the income statement for the fiscal year described as "Cumulative effect of accounting change, net of tax." In fiscal 2001 we incurred a similar non-cash charge related to the impairment of goodwill in the amount of $165.9 million, which was included in operating income.

        The manufactured housing business more than doubled between 1991 and 1997 from 170,713 industry shipments in calendar 1991 to 372,843 units in calendar year 1998. This growth was fueled by low interest rates, high consumer confidence, low unemployment, improved products and expansion of consumer lending. The increased business attracted additional retailers with a corresponding increase in retailer inventories and lower consumer credit standards. Due to the strength of the market, retailers, including some of Fleetwood's largest and financially strongest, were offered large premiums by financial consolidators and other manufacturers to sell their businesses. To protect our distribution channel, we found it necessary to enter the manufactured housing retail business. We began in August 1998 with the acquisition of the nation's largest independent retailer. We made several other acquisitions of independent retailers and also commenced developing a number of our own "greenfield" locations.

        In two years our retail business grew to 244 retail stores and over $500 million in revenue. However, the manufactured housing market peaked in 1998 at 337,000 retail units just as we entered the retail segment. The combination of a declining market, too many retailers, too much inventory, and the consequences of loose credit standards through 1998, caused the inflated retail market to fall to 186,000 units in 2001. To adjust to the shrinking market, we reduced the number of stores by over 100 to 137, consolidated operations and reduced the head count of our retail operations by over 50 percent. The industry still has excess capacity, is competing with a projected 90,000 repossessed units that are being sold at deep discounts, and is faced with a very restrictive financing environment. In addition to relatively high interest rates for the products, credit standards have tightened and several large retail lenders have exited the business. The remaining lenders are projecting significant reductions in their loan originations for the 2002 calendar year. In light of these developments, it is apparent that revenues of the retail business have fallen short of the cash flows that were originally projected. In fiscal 2001, we recorded a goodwill impairment of $165.9 million based on an evaluation performed under the guidelines of FAS No. 121. The evaluation of the retail business's fair value in fiscal year 2002, using FAS No. 142 guidelines, was conducted with the assistance of a prominent independent appraisal company, resulting in the impairment of the remaining $80.6 million of goodwill.

Consolidated Results Fiscal Year 2002 Compared With Fiscal Year 2001

        We incurred a net loss in fiscal 2002 of $161.9 million or $3.90 per diluted share. A substantial portion of the loss, $80.6 million, was attributable to a non-cash charge for impairment of goodwill and $19.9 million to other restructuring and impairment charges. This compares with a loss of $284.0 million or $8.67 per diluted share for fiscal 2001, which included other non-operating charges of $165.9 million for the impairment of goodwill and $34.9 million for restructuring and asset impairment. Cash provided from operations on a per share basis was $1.02 per share in fiscal 2002 compared to 36 cents per share in the prior year. In addition to the goodwill and other impairments, the current year loss also stems from significantly reduced sales volume in both the manufacturing and retail operations of the Manufactured Housing Group. These declines are primarily the result of competitive market conditions caused by a restrictive financing environment and competition for sales of new homes with repossessed units, which have negatively impacted the manufactured housing industry for the past three years.

        Over the past two years we have been rightsizing our operations, resulting in significant restructuring and other unusual charges that have negatively impacted our results. A summary is provided below to illustrate the type of adjustments, the business segments affected and the magnitude of the adjustments. Generally, warranty reserve adjustments and inventory write-downs related to closed facilities are not considered restructuring.

	HOUSING
	MFG.	RETAIL	RVs	OTHER	TOTAL
FY 2002
Goodwill impairment	$—	$—	$—	$80,635	$80,635

Restructuring and impairment
Asset impairments	7,035	2,500	1,670	1,300	12,505
Severance	—	—	1,000	—	1,000
Future lease obligations of closed stores	—	4,200	—	—	4,200
Plant/store shutdown costs	—	2,200	—	—	2,200

Subtotal	7,035	8,900	2,670	1,300	19,905

Other
Legal reserves	—	—	—	8,375	8,375
Inventory write-downs	3,214	9,500	—	—	12,714
Warranty — closed plants/recalls	5,800	—	1,200	—	7,000
Severance	276	—	—	4,300	4,576

Total	$16,325	$18,400	$3,870	$94,610	$133,205

FY 2001
Goodwill impairment	$—	$—	$—	$165,850	$165,850

Restructuring and impairment
Asset impairments	9,400	13,275	—	—	22,675
Severance	2,149	150	2,818	—	5,117
Plant shutdown costs	670	535	3,581	—	4,786
Commissions	—	2,275	—	—	2,275

Subtotal	12,219	16,235	6,399	—	34,853

Other
Inventory write-downs	—	7,500	1,449	—	8,949
Legal reserves	—	—	—	3,000	3,000
Plant shutdown costs	550	—	1,885	—	2,435
Warranty — closed plants/recalls	2,500	—	14,244	—	16,744

Total	$15,269	$23,735	$23,977	$168,850	$231,831

        In terms of earnings per share, the impairment to goodwill and the other downsizing related charges amounted to approximately $2.37 and 38 cents in fiscal year 2002 and $4.94 and 69 cents in fiscal year 2001. In addition to the impairment and restructuring charges, a change in accounting for credit retail housing sales, which was adopted in the first quarter of fiscal year 2001, also contributed $11.2 million or 34 cents per share to the prior year loss.

        Consolidated revenues for the fiscal year were $2.28 billion, down 10 percent from the prior year's $2.53 billion. The decline was primarily due to continued weakness in the demand for manufactured housing. Housing revenues for the fiscal year were $1.0 billion, down 20 percent from the prior year. Gross revenues for the manufacturing segment of housing fell by 14 percent to $843 million, including intercompany sales of $137 million. Retail revenues were down by 41 percent to $328 million, which approximates the percentage decrease in the number of retail stores. Stronger recreational vehicle demand in the second half of the year pushed recreational vehicle revenues to $1.2 billion, the same as the prior year.

        Gross profit margin in the current year increased to 19.2 percent of sales from 19.0 percent a year ago, reflecting improved manufacturing margins. Manufacturing gross margin rose from 17.2 percent of sales in fiscal 2001 to 18.1 percent for the current year mainly due to improved housing and motor home margins. Reduced retail housing margins reflect very competitive market conditions and declining industry sales, as well as a $9.5 million write-down of aged and distressed inventory to net realizable value this year.

        Operating expenses, excluding other charges, declined $79 million or 13 percent to $509 million. As a percentage of sales, these costs declined from 23.2 percent in fiscal 2001 to 22.3 percent in fiscal 2002 due to continued downsizing activities. Selling expenses declined 4 percent to $236 million, but rose as a percentage of sales from 9.8 percent to 10.4 percent on the lower sales volume. Most of the dollar reduction in selling costs resulted from reduced expenditures for advertising, point of purchase materials, shows, sales commissions and sales compensation. The bulk of these cost reductions occurred within the recreational vehicle segment, and can be attributed not only to volume, but enhanced cost controls. Selling expenses were lower this year, but as a percentage of sales they were higher in the current year due to increased warranty and service costs.

        General and administrative expenses declined 20 percent to $273 million, and declined as a percentage of sales from 13.5 percent to 12.0 percent. Most of the reduction in general and administrative costs stems from downsizing in the second half of fiscal 2001, lower profit-based incentive compensation and lower staffing levels.

        Non-operating expenses of $14.7 million were 26 percent higher than last year's $11.6 million, mainly due to lower interest expense and lower investment income. Interest expense was lower due to reduced borrowings. Investment income was down 59 percent from the prior year as a result of lower interest rates and reduced invested balances.

        Our effective income tax rate increased from 18 percent in fiscal 2001 to 35 percent in the current year. The sharp increase primarily reflects the impact of the higher charge for the impairment of goodwill in fiscal year 2001, which, for the most part, is not deductible for tax purposes.

  Manufactured Housing

        Gross manufacturing revenues of $842.5 million were off 14 percent from the prior year, and included $137.2 million of intercompany sales to Company-owned retail home centers. Manufacturing unit volume declined 17 percent to 30,056 homes, but the number of sections was off a lesser 16 percent to 53,942 due to the continuing shift in sales mix toward multi-section homes. Multi-section homes represented 77 percent of our factory sales versus 74 percent in the prior year.

        The lower housing volume reflects a weak manufactured housing market that has further deteriorated over the past year. During the past three years, the industry has been adversely affected by excessive retail inventories and restrictive retail financing conditions. Lenders have imposed more stringent credit standards, higher down payment requirements for retail buyers and have taken higher spreads between their cost of funds and retail financing rates. Additionally, several consumer lenders have withdrawn from the business, which has limited the amount of funding available to the industry. These actions, combined with relatively higher interest rates charged to manufactured housing customers, have eliminated many potential buyers from the market. We anticipate that industry wholesale shipments will continue to be weak until the current inventory imbalance is resolved, the timing of which depends largely on improved availability and terms of retail financing.

        Housing operating income, before the adjustment for intercompany manufacturing profit, declined 39 percent from $27.4 million to $16.8 million, and operating margin fell from 2.8 percent to 2.0 percent of sales. The operating income decline is greater if the $12.2 million of restructuring and impairment charges related to plant closings and downsizing initiatives are added back to fiscal 2001 operating income and the $7.0 million of asset impairment charges are added back to the current year income. Excluding the other charges, the adjusted fiscal 2001 operating income is $39.6 million and fiscal year 2002 income is $23.8 million for a 40 percent drop. Gross profit margin for the Manufactured Housing Group improved slightly from 22.8 percent to 24.8 percent of sales as a result of lower raw material costs. More efficient material usage and improved product pricing contributed to the higher gross margin percentage. Manufactured Housing Group operating costs, excluding the other charges, would have been the same as the prior year, despite the sales decline, mainly as a result of higher product warranty and service costs. The increase in warranty and service costs was due to increased reserves for closed facilities and costs related to new regional service centers. These higher costs effectively offset the positive impact of lower general and administrative costs due to staffing reductions resulting from downsizing efforts.

FLEETWOOD RETAIL CORP.
KEY STATISTICS

	Fiscal Year Ended
	March 2002*	March 2001*
Number of retail stores
Beginning	216	224
New	12	54
Closed	(50)	(57)
Transferred	(40)	(5)

Ending	138	216

Unit volume
Retail—new
Single-section	1,600	3,103
Multi-section	4,905	7,670

Subtotal	6,505	10,773
Retail—pre-owned	1,233	1,979

Total	7,738	12,752

Average number of homes sold per store	44	58
Average sales price
New
Single-section	$26,524	$29,936
Multi-section	$51,996	$55,392
Pre-owned	$8,110	$8,460
Average unit inventory per store
New	20	25
Pre-owned	4	4
*
The above statistics are as of Fleetwood Retail Corp.'s (FRC) fiscal year end, which is the last day in March. All other statistics in this report regarding FRC are as of Fleetwood Enterprises, Inc.'s fiscal year end, which is the last Sunday in April of each year.

  Retail Housing Operations

        Revenues for retail housing declined by $224.7 million or 41 percent to $328.2 million in fiscal 2002. The decline is due to the significant decrease in the number of retail stores during the year. It also is due to lower sales volume as a result of the restrictive retail financing environment. Unit sales from Fleetwood retail stores fell 39 percent to 7,738 homes. As a result of a change in accounting for retail credit sales, we incurred a one-time cumulative charge against earnings of $11.2 million after taxes in fiscal year 2001. We had 137 retail stores in operation at fiscal year-end compared to 188 one year earlier. The retail division incurred an operating loss of $65.2 million compared to a loss of $77.1 million a year ago. The current year loss includes restructuring charges totaling $8.9 million related to downsizing initiatives. Earnings were also adversely affected by a $9.5 million inventory write-down. Excluding these unusual charges, the operating loss in the current year was due to the weak market environment and lower gross margins stemming from extremely competitive market conditions. Operating expenses, excluding restructuring and impairment charges, decreased $50.6 million or 32 percent due to reducing the number of retail stores by 36 percent and consolidating operations. Interest expense on inventory financing decreased from

$11.3 million to $4.4 million due to lower interest rates and a $61.6 million reduction in our retail flooring liability.

  Recreational Vehicles

        In fiscal year 2002, recreational vehicle sales were flat with the prior year at $1.21 billion. Motor home revenues increased by 12 percent to $716.7 million on a 3 percent increase in shipments from 8,148 units to 8,366 units. This mainly reflects improved retail demand and motor home dealer confidence beginning late in calendar year 2001. In the towable recreational vehicle category, travel trailer sales declined 16 percent from $451.9 million to $378.4 million as we continued to suffer from a lukewarm response to new product offerings in this segment. Folding trailer sales rose one percent to $117.8 million. Fiscal year unit shipments for travel trailers and folding trailers were 27,263 (including slide-in truck campers) and 17,946 respectively, representing a decrease of 17 percent for travel trailers and 6 percent for folding trailers.

        The RV Group incurred a $37.5 million operating loss for the year compared with a $73.1 million loss in fiscal year 2001. The operating loss was due to travel trailers losing $38.3 million on the decline in sales and low gross margins. Motor homes earned $392,000 compared to a loss of $44.1 million in the prior year. The significant improvement in earnings was the result of a 12 percent increase in sales, improved gross margins and reduced operating expenses. Folding trailers earned $451,000 compared to $4.7 million in the prior year. Last year's RV Group results were negatively impacted by high sales incentives, labor inefficiencies due to erratic production schedules, and plant shutdown costs. Gross profit margin for the RV Group increased from 12.3 percent to 12.9 percent due to improvement in motor home margins. Motor home gross margin improvement was primarily due to a shift in product mix from Class C product to higher priced Class A motor homes. RV Group operating costs were 12 percent lower than the prior year on flat sales mainly due to the prior year's downsizing activities.

  Supply Operations

        The Company's Supply Group contributed revenues of $34 million compared to $33 million in the prior year. Operating income increased 45 percent to $8.9 million mainly due to improved labor efficiencies from increased capacity utilization gained mainly through increased internal sales to motor home plants.

Current Quarter Compared to Same Quarter Last Year

  Consolidated Results

        We incurred a net loss in the fourth quarter of $40.5 million compared to $44.5 million in the prior year. The current quarter included $14.1 million of incremental restructuring and asset impairment charges related in part to prior year downsizing at retail housing and asset impairments on four previously closed manufacturing facilities. In the fourth quarter of the prior year we recorded $6.6 million of restructuring and asset impairment charges, which were related to the closure of two motor home plants and the consolidation of retail operations. The loss in the current period primarily resulted from a 37 percent decline in retail housing sales coupled with a lower gross margin for the combined housing business.

        Consolidated revenues rose 10 percent to $603.2 million compared to $547.4 million in the prior year's fourth quarter. Recreational vehicle sales increased 28 percent to $371.4 million, primarily due to a 46 percent surge in motor home sales. Manufactured housing's gross sales (including intercompany) decreased from $189.0 million in the prior year to $184.1 million. Housing retail sales continued to decline, dropping 37 percent from the prior year, reflecting a restrictive financing environment and prompting a further reduction in the number of Company-operated retail stores.

        Gross profit margin declined from 17.4 percent of sales last year to 16.6 percent in the current quarter due to inventory write-downs at retail housing for aged and distressed inventory, and lower margins in the manufactured housing operations due to price competition, including competition with sellers of repossessed homes, in the current industry environment.

        Operating expenses, excluding the restructuring and asset impairment charges, decreased $9.8 million or 7 percent to $135.4 million. As a percentage of sales, these costs declined from 26.5 percent to 22.4 percent due to consolidation of operations and cost reduction actions taken over the past year. Selling expenses for the current quarter were up 23 percent to $68.4 million, and rose as a percentage of sales from 10.2 percent to 11.3 percent of sales. Decreases in advertising and marketing expenses were more than offset by increases in warranty and service costs due in part to opening new service centers and parts warehouses as well as increased warranty reserves related mostly to closed plants.

        General and administrative expenses fell $22.5 million or 25 percent to $67.0 million, and decreased as a percentage of sales from 16.4 percent to 11.1 percent. The dollar reduction primarily reflects lower employee compensation and benefits, mainly as the result of downsizing, and the reclassification of sales and service salaries to selling expense.

        Non-operating expenses decreased from $3.5 million to $3.1 million for the current year mainly due to lower interest expense from lower rates on reduced borrowings.

  Manufactured Housing

        Gross manufacturing revenues of $184.1 million decreased 3 percent from the prior year, and included $21.3 million of intercompany sales to Company-owned retail home centers. Manufacturing unit volume declined 6 percent to 6,509 homes and the number of sections decreased 6 percent to 11,765. Multi-section homes represented 79 percent of factory sales, which was the same as the prior year.

        The decline in housing volume reflects the continuation of a three-year weakness in the manufactured housing market largely due to restrictive retail financing conditions. The market started to improve late in calendar year 2001 but was then further negatively impacted in the first calendar quarter of 2002 by major lenders announcing they were exiting the retail lending business in two cases and in the other case floor plan lending. In January 2002, the third largest consumer lender, GreenPoint exited the business. Further, Conseco, the largest originator of floor plan financing for manufactured housing dealers, announced its exit from that business. These actions, combined with higher interest rates and stringent loan terms, such as shorter maturities relative to site-built housing, have discouraged or eliminated many potential buyers of manufactured homes. We anticipate that industry wholesale shipments will continue to be weak until the current inventory imbalance is resolved, the timing of which depends largely on an improvement in the availability and terms of retail financing for our customers.

        Housing operations, excluding the adjustment for intercompany inventory profit, incurred a $17.0 million loss in the fourth quarter compared to earning $6.2 million in the prior year. The current year loss was mostly due to a reduction in gross margin and an increase in product warranty and service costs. Gross profit margin for the Housing Group decreased from 24.0 percent to 22.0 percent of sales as a result of price competition generally and also a more competitive product mix of units containing additional features at lower margins. Housing Group operating costs rose 47 percent, due mainly to increased warranty and service costs, which resulted from the new regional service operations and increased warranty reserves related to closed plants.

  Retail Housing Operations

        Fourth quarter revenues for the retail housing business dropped 37 percent to $59.2 million and unit sales declined 44 percent to 1,259 homes, due to reduced demand as a result of the financing environment, and also a sharply reduced number of stores. The retail division incurred an operating loss of $34.7 million for the current quarter compared to a loss of $29.7 million a year ago. Included in the current year loss was $8.9 million for restructuring and impairment charges related to writing off leasehold improvements and reserving for future lease costs at closed stores, plus additional asset impairment charges that exceeded prior year reserves. Last year, the significant operating loss included $2.7 million of impairment charges related to downsizing. The operating loss this year was the result of a decline in sales brought about by restrictive financing conditions and exacerbated by $9.5 million of inventory write-downs of aged and distressed inventory. Operating expenses, excluding restructuring and asset impairment charges of $8.9 million in 2002 and $3.4 million in 2001, declined 38 percent due to lower volume, store closures and reduced staffing. Interest expense on inventory financing decreased by 62 percent from $1.9 million to $712,000, reflecting a $73.3 million or 45 percent drop in inventory and lower interest rates. The retail housing segment was operating 137 stores at the end of April 2002 compared to 188 at the end of April a year ago.

  Recreational Vehicles

        Recreational vehicle sales increased 28 percent to $371.4 million compared to $289.6 million in the prior year's fourth quarter. Sales for all three segments increased, led by a 46 percent jump in motor home revenues to $227.4 million on a 30 percent increase in unit shipments to 2,647. The primary impetus for the increased sales revenue was the strong acceptance by dealers and customers of the recently refreshed Pace Arrow and Southwind brands and three new diesel products. In the towable recreational vehicle categories, travel trailer sales rose 5 percent to $110.3 million and folding trailer sales increased 16 percent to $33.7 million. Fourth quarter unit shipments for travel trailers and folding trailers were 7,921 and 4,965, respectively, representing increases of 1 percent and 10 percent.

        The RV Group essentially broke even in the fourth quarter compared to a loss from operations of $29.9 million in the prior year, mainly as a result of the improvement in motor home sales and gross margins. Motor home plants earned $6.8 million compared to a loss from operations of $15.3 million in the prior year. Gross profit margin in the RV Group rose from 9.6 percent a year ago to 14.1 percent of sales, largely reflecting the closure of two motor home plants in the prior year, combined with a product mix shift to more profitable units. In addition, last year's travel trailer gross margins were negatively impacted by a sharp decline in volume, production shutdowns, material obsolescence and higher wage and benefit costs resulting from production inefficiencies at lower volume levels. Operating costs for our RV Group, excluding asset impairment charges of $1.7 million from the current quarter and restructuring charges of $3.0 million from the prior year, were 6 percent lower than the prior year due to successful downsizing initiatives carried out since last year.

  Supply Operations

        The Supply Group contributed fourth quarter revenues of $9.8 million compared to $8.4 million a year ago. Operating income tripled from $1.0 million to $3.0 million for the current year, primarily due to increased sales volume and improved gross margin related to a shift in products.

Consolidated Results Fiscal Year 2001 Compared to Fiscal Year 2000

        We incurred a net loss in fiscal 2001 of $284.0 million or $8.67 per diluted share, the majority of which was attributable to non-recurring charges related to goodwill impairment, restructuring and downsizing initiatives. This compares with a profit of $83.5 million or $2.41 per diluted share for fiscal 2000. The loss also stems from significantly reduced sales volume in both manufactured housing and recreational vehicles caused by a weak market environment. A change in accounting for credit retail housing sales, which was adopted in the first quarter, also contributed to the loss. In terms of earnings per share, the impairment to goodwill and other non-recurring charges and the cumulative effect of the change in accounting amounted to approximately $5.63 and 34 cents, respectively.

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

        Consolidated revenues fell 33 percent to $2.53 billion compared to $3.77 billion in the prior fiscal year. The prior year's period included 53 weeks compared to 52 weeks in fiscal 2001. The revenue decline reflects continued market weakness in the demand for both recreational vehicles and manufactured housing.

        Gross profit margin in fiscal 2001 declined to 19.0 percent of sales from 21.0 percent a year prior, reflecting lower manufacturing and retail margins. Manufacturing gross margin fell to 17.2 percent of sales compared to fiscal 2000's 19.3 percent margin. Lower recreational vehicle gross margins were only partially offset by improved margins from manufactured housing. Gross margins were adversely impacted by higher direct labor wage and benefits and inefficiencies due to lower volume. Reduced retail housing margins reflect very competitive market conditions and declining industry sales, as well as a $7.5 million writedown of inventory to net realizable value.

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

        Non-operating expenses of $11.6 million were significantly higher than fiscal 2000's $3.1 million, mainly due to higher interest expense and lower investment income. Interest expense was higher due to additional short-term and long-term borrowings and higher interest rates. Investment income was down 28 percent from the prior year as a result of reduced invested balances.

        The Company's effective income tax rate declined from 40.5 percent in fiscal 2000 to 18.0 percent in fiscal 2001. The decrease primarily reflects the impact of the impairment of goodwill, which for the most part is not deductible for tax purposes.

  Manufactured Housing

        Gross manufacturing revenues of $981.4 million were off 35 percent from the prior year, and included $243 million of intercompany sales to Company-operated retail home centers. Manufacturing unit volume declined 39 percent to 36,201 homes, but the number of sections was off a lesser 36 percent to 63,944 due to the continuing shift in sales mix toward multi-section homes. Multi-section homes represented 74 percent of factory sales versus 64 percent in fiscal 2000.

        The lower housing volume reflects a weak manufactured housing market that deteriorated over the year. During the prior two years, the industry had been adversely affected by excessive retail inventories and restrictive retail financing conditions. Lenders have imposed more stringent credit standards, higher down payment requirements for retail buyers and higher spreads between their cost of funds and retail financing rates. Additionally, several key lenders have reduced their financing budgets, which has limited the amount of funding available to the industry. These actions compounded with higher interest rates have eliminated many potential buyers of manufactured homes.

        Housing operating income, before the adjustment for intercompany manufacturing profit, declined 67 percent from $83.8 million to $27.4 million, and operating margin fell from 5.5 percent to 2.8 percent of sales. Most of the decline was volume-related. About $12 million or 21 percent of the profit decline resulted from restructuring and impairment charges related to plant closings and downsizing initiatives. Excluding these other charges, operating margin for the housing group was 4.0 percent in the fiscal 2001. The other charges included $9.4 million for the write-down of plant facilities, $2.1 million for employee severance benefits and $700,000 of other costs. Gross profit margin for the Manufactured Housing Group improved slightly from 21.5 percent to 22.8 percent of sales as a result of lower raw material costs. More efficient material usage, improved product pricing and lower lumber costs all contributed to the higher gross margin percentage. Manufactured Housing Group operating costs, excluding the other charges, fell 25 percent, mainly as a result of lower product warranty and service costs, reduced selling expenses and lower employee compensation. Compensation costs reflected lower profit-based incentive compensation and staffing reductions resulting from downsizing efforts.

  Retail Housing Operations

        The retail housing division generated revenues of $553 million in fiscal 2001, 7 percent below fiscal 2000. Unit sales from Fleetwood retail stores fell 12 percent to 12,752 homes. As a result of a change in accounting for retail credit sales, the Company incurred a one-time cumulative charge against earnings of $11.2 million after taxes. We had 188 retail stores in operation at fiscal year-end 2001 compared to 243 one year earlier. The retail division incurred an operating loss of $77.1 million compared to a nominal profit of $3.8 million in fiscal 2000. The fiscal 2001 loss includes asset impairment charges totaling $13.3 million related to downsizing initiatives. Earnings were also adversely affected by a $7.5 million inventory write-down, which increased cost of sales and reduced the gross profit margin. Excluding these unusual charges, the larger operating loss in the current year was due to the weaker market environment and lower gross margins stemming from extremely competitive market conditions, along with higher overhead costs related to the expansion of retail locations in the early part of the year. Interest expense on inventory financing increased from $10.8 million to $11.3 million due to higher interest rates.

  Recreational Vehicles

        Recreational vehicle sales declined 37 percent to $1.21 billion in fiscal year 2001 compared to $1.92 billion for the prior fiscal year, primarily as a result of sharply lower motor home sales. Motor home revenues fell 47 percent from $1.19 billion to $638 million on a 50 percent drop in shipments from 16,294 units to 8,148 units. This mainly reflects softening retail demand and high dealer inventories at the beginning of the year. Sales were also weaker for towable recreational vehicle products. In the towable recreational vehicle categories, travel trailer sales declined 25 percent from $599 million to $452 million and folding trailer sales eased 9 percent from $129 million to $117 million. Fiscal year unit shipments for travel trailers and folding trailers were 32,987 and 19,090 respectively, representing decreases of 21 percent and 13 percent.

        The RV Group incurred a $73.1 million operating loss for the year, mainly as a result of the significant decline in sales and slimmer gross margins. Other significant factors that influenced results included inefficiencies from lower production levels, inventory writedowns, increased dealer incentives implemented to stimulate sales and higher than normal operating costs for the motor home division. Also, the RV Group incurred other costs related to a plant closing and other downsizing initiatives, which totaled $6.4 million. Gross profit margin declined sharply to 12.3 percent of sales from 17.2 percent in fiscal 2000, largely due to lower motor home and travel trailer margins. Both motor homes and travel trailers experienced higher raw material and direct labor costs, which reflect unfavorable product mix changes, higher wage and benefit costs and production inefficiencies at lower volume levels. RV Group operating costs were 2 percent lower than the prior year mainly due to reduced selling expenses related to the decline in volume. General and administrative expenses for the RV Group were 8 percent below fiscal 2000, mainly due to staffing reductions and lower levels of profit-based management incentive compensation.

  Supply Operations

        The Company's Supply Group contributed revenues of $33 million compared to $50 million in the prior year. Operating income fell 70 percent to $6.1 million mainly due to reduced sales volume, which was adversely affected by lower internal sales and declining external sales to the heavy truck building industry.

Liquidity and Capital Resources

  Operations

        We have historically relied upon internally generated cash flows to satisfy working capital needs and to fund capital expenditures. In recent periods, however, we have used external funding sources to supplement internal cash flows (see Notes 7 and 8 in the Notes to Consolidated Financial Statements). Despite the significant losses over the past two years, cash provided by operating activities totaled $34.5 million in fiscal 2002 compared to $11.8 million for the prior year. The increased cash flow from operations in fiscal 2002 resulted largely from a $55.4 million reduction in inventories, primarily in the retail housing segment. Also contributing to the positive cash flow was a $50.3 million refund of Federal taxes paid in prior periods, an increase of $12.0 million in accounts payable and a $8.8 million increase in other liabilities. In addition, on October 30, 2001, the board of directors discontinued the payment of dividends on our Common stock and elected to defer the distributions on our 6% convertible trust preferred securities. Also, the February distribution on both series of our 9.5% convertible trust preferred securities was paid with shares of our Common stock in lieu of cash. These actions preserved $12.9 million of cash for this fiscal year. Cash and marketable investments increased from $73.1 million as of April 29, 2001, to $111.1 million at the end of April 2002. The higher level of cash and marketable investments was largely the result of net proceeds of $138.6 million from the sale and exchange of new 9.5% convertible trust preferred securities, $19.9 million net proceeds from the sale of Common stock to a private investment fund and $16.4 million of borrowings on the secured credit facility, as well as higher cash flow from operations as discussed above. The increase in cash and marketable investments was reduced by the payoff of $80.0 million of unsecured notes due to the Prudential Insurance Company of America, a reduction in retail inventory financing of $61.6 million, and the retirement of the $11.1 million balance due on motor home chassis financing. Additional cash outlays in the current year included $20.5 million for capital expenditures, $8.6 million for distributions on the convertible trust preferred securities made prior to the deferral of distributions, and $2.6 million in dividends to shareholders made prior to October. Last year distributions on the convertible trust preferred securities totaled $17.3 million, dividends were $15.1 million and net capital expenditures totaled $36.9 million.

  Amendments to the Credit Agreement

        On July 12, 2002, we executed an agreement with our loan syndicate to amend our Credit Agreement, dated as of July 27, 2001 (the "Credit Agreement"). One primary purpose of the amendment was to delete the existing Free Cash Flow and Fixed Charge Coverage Ratio covenants, and replace them with covenants reflecting the Company's current financial position and current market conditions. These new covenants require us to maintain liquidity, which includes the daily average of cash equivalents and borrowing capacity under the credit facility, of at least $80,000,000, and also to maintain certain cumulative levels of EBITDA. In addition, another covenant was amended to permit us to advance additional funds to our captive finance subsidiary.

        In return, the pricing on the facility was restored to the higher level that had been in place prior to February of this year, and we paid a fee of one-half of a percent of the amount of the commitment to the syndicate. In addition, if a fixed charge coverage ratio test is not met at the end of our third quarter in January 2003, we will pay an additional fee of one percent of the amount of the facility. This test, however, is not a covenant and is applied only for the purpose of determining whether an additional fee is due.

        The amount of the commitment is unchanged, at $190 million, although the $19.5 million property, plant and equipment sub-facility that was part of the borrowing base for the revolver has been eliminated and the remaining $6 million balance on the $30 million term loan was paid off and the obligation retired. The amendments were effective as of our fiscal year on April 28, 2002.

  Convertible Trust Preferred Securities

        On December 11, 2001, we commenced an offer of up to an aggregate of $37.95 million in liquidation amount of new 9.5% Convertible Trust II Preferred Securities due February 15, 2013, in exchange for up to an aggregate of $86.25 million of the $287.5 million in liquidation amount of outstanding 6% Convertible Trust Preferred Securities due February 15, 2028. The exchange offer expired on January 4, 2002, and was completed on January 10, 2002. Each new trust preferred security issued in the exchange offer is convertible, at the option of the holder, at any time into 1.752 shares of Fleetwood Common stock (i.e., a conversion price of $12.56 per Common share). With 1.725 million shares of new trust preferred issued in the exchange offer, the potential dilution to Common shareholders upon conversion of the new exchange offer trust preferred is 3.0 million Common shares. As a result of the exchange, debentures supporting the exchanged convertible preferred securities were cancelled, resulting in a taxable gain of $46.2 million. After deducting taxes of $16.8 million, the remainder of $29.4 million was reported as an increase to additional paid-in capital and treated as income attributable to Common shareholders in the calculation of earnings per share.

        In conjunction with the exchange offer, we offered to sell for cash $150 million of 9.5% Convertible Trust III Preferred Securities due February 15, 2013. The registration statement was declared effective by the Securities and Exchange Commission on December 11, 2001, and the cash offer closed on December 14, 2001. Each Trust III Preferred Security issued in the cash offer is convertible, at the option of the holder, at any time into 4.826 shares of Fleetwood Common stock (i.e., a conversion price of $10.36 per Common share). With 3.0 million shares of new trust preferred issued in the cash offer, the potential dilution to Common shareholders upon conversion of the new cash offer trust preferred is 14.5 million Common shares. Upon closing, of the $141.2 million net proceeds received, $24.0 million was used to pay down the bank term loan to a balance of $6.0 million and another approximately $4.0 million was used to pay off the balance then outstanding on the revolving loan. The remaining proceeds are available for general corporate purposes.

  Dividends and Distributions

        On October 30, 2001, the board of directors discontinued the payment of dividends on our Common stock and elected to defer the distribution on our existing 6% convertible trust preferred securities due to be made on November 15, 2001. The distributions on the remaining 6% trust preferred securities due to be paid on February 15, 2002, and May 15, 2002, were also deferred. We have the right to elect to defer distributions for up to 20 consecutive quarters under the trust indenture governing the existing 6% trust preferred securities. When we defer a distribution on the 6% securities, we are prevented from declaring or paying dividends on our Common stock during the period of the deferral. In light of our business environment and recent operating results, we currently anticipate that we will find it necessary to defer distributions on the existing 6% trust preferred securities indefinitely, subject to the terms of the governing documents. Distributions on the new 9.5% trust preferred securities can be paid in cash or, at our election, prior to February 15, 2004, in our Common stock, at a rate of 9.5% per year of the liquidation amount of $22 per exchange preferred security and $50 per cash offer preferred security. After February 15, 2004, we can defer interest payments on the new securities for up to 20 consecutive quarterly periods. As previously announced, we elected to pay the distributions on the new trust preferred securities due to be made on

February 15, 2002, and May 15, 2002, in shares of our Common stock. In light of our business environment and recent operating results we currently anticipate that we will find it necessary to do so indefinitely, subject to the terms of the governing documents.

        We are in the process of exploring other possible sources of junior capital to replace some of the existing debt. If we are successful, we believe that these financing sources are likely to be in place sometime during the second fiscal quarter of 2003, although there is no assurance any such junior capital can be obtained, on favorable terms or at all.

        In March of 2000, Fleetwood entered into a sale and leaseback agreement involving 22 manufactured housing retail stores. The agreement includes a contingent rental reset provision which provides that, in the event that the Company's credit rating falls below a certain level anytime prior to March 2005, the Company could be required, at the option of the lessor, to make an accelerated rent payment equal to the unamortized principal of the lessor's underlying debt. Since entering into the agreement, the Company's credit rating has fallen below the specified level, raising the possibility that the provision could be exercised. Using current interest rates to approximate it, the accelerated payment, due in March 2005, would be approximately $20 million.

        A number of alternatives to the accelerated rent payment are currently available to the Company and are being considered. It is likely that sometime prior to March 2005, the Company will move to restructure the arrangement to mitigate the potential negative cash impact.

        In the opinion of management, the combination of existing cash resources, expected future cash flows from operations, and available lines of credit will be sufficient to satisfy our foreseeable cash requirements for the next 12 months, including up to $20 million for capital expenditures.

  New Accounting Pronouncements

        In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 137 and No. 138, requires companies to record derivatives on the balance sheet as assets or liabilities measured at fair value. Effective with fiscal year 2002, we have adopted SFAS No. 133 and concurrently (as permitted by SFAS No. 133) have reclassified the held-to-maturity investment portfolio to the available-for-sale category.

        In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and was adopted by the Company effective April 30, 2001. The statement requires that goodwill not be amortized but instead be tested at least annually for impairment and expensed against earnings when the implied fair value of a reporting unit, including goodwill, is less than its carrying amount. In accordance with SFAS No. 142, we were permitted six months from the adoption date to complete a preliminary review of goodwill. Because the preliminary review indicated potential impairment, a second phase of review was commenced to determine the amount of the impairment. In connection with our preliminary review, we engaged outside consultants to assist with the determination of the estimated fair value for our two reporting units with goodwill. Based on our findings, it was determined the estimated fair value of one of the reporting units, retail housing, was less than its carrying amount including goodwill. Effective with the first quarter of fiscal 2002, we have recognized an impairment charge of $80.6 million, which represents a complete write-off of all remaining goodwill relating to the retail housing division. In the future, we will evaluate the estimated fair value of the folding trailer reporting unit at the end of each fiscal year and whenever circumstances dictate that a review should be completed. Before considering any potential effects of impairment discussed above, the adoption of the new standard resulted in net loss decreasing by $5.7 million or 17 cents per share for fiscal year 2002, due to the elimination of goodwill amortization. Comparative pro forma results for the year ended April 29, 2001, would have reduced both the loss before cumulative effect of change in accounting principle and net loss by $6.6 million or 20 cents per share. We had $6.4 million of goodwill remaining on our balance sheet as of fiscal 2002 year-end and $86.9 million as of the end of fiscal year 2001.

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 will be effective for financial statements issued for fiscal years beginning after June 15, 2002, and we do not expect its adoption will have a material impact on our financial condition or results of operations.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," as it relates to the accounting for the disposal of a segment of a business (as previously defined in that Opinion). The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and we do not expect its adoption will have a material impact on our financial condition or results of operations.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to market risks related to fluctuations in interest rates on marketable investments, cash value of Company-owned life insurance and variable rate debt. Variable rate debt consists of amounts borrowed under the bank line of credit and the liability for flooring of manufactured housing retail inventories. We do not currently use interest rate swaps, futures contracts or options on futures, or other types of derivative financial instruments.

        The vast majority of marketable investments are in fixed rate securities with relatively short maturities, minimizing the effect of interest rate fluctuations on their fair value. The assets underlying the Company-owned life insurance are recorded at fair market value.

        For fixed rate debt and convertible trust preferred securities, changes in interest rates generally affect the fair market value of the obligations, but not earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not influence fair market value, but do affect future earnings and cash flows. Absent default, we do not have an obligation to prepay any fixed rate debt prior to maturity and, as a result, interest rate risk and fluctuations in fair market value do not have an impact on such debt except in the unlikely event that we might have a need to refinance it. Holding the variable rate debt balance constant, each one percentage point increase in interest rates occurring on the first day of the fiscal year would result in an increase in interest expense for the coming year of approximately $400,000.

        We do not believe that future market interest rate risks related to current marketable investments or current debt obligations will have a material impact on the Company or the results of its future operations.

FLEETWOOD ENTERPRISES, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE
FOR THE YEAR ENDED APRIL 28, 2002

Item 8. Financial Statements and Supplementary Data

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Fleetwood Enterprises, Inc.

        We have audited the accompanying consolidated balance sheet of Fleetwood Enterprises, Inc. as of April 28, 2002 and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the year ended April 28, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

        We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fleetwood Enterprises, Inc. at April 28, 2002, and the consolidated results of its operations and its cash flows for the year ended April 28, 2002, in conformity with accounting principles generally accepted in the United States.

                      /s/ Ernst & Young LLP

Orange County, California
July 12, 2002

The following report of Arthur Andersen LLP ("Andersen") is a copy of the original report dated July 30, 2001, rendered on the prior years' financial statements. The SEC has recently provided regulatory relief designed to allow public companies to dispense with the requirement that they file a consent of Andersen in certain circumstances. After reasonable efforts, we have not been able to obtain a re-issued report or consent from Andersen.

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

ARTHUR ANDERSEN LLP

Orange County, California
July 30, 2001

FLEETWOOD ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	Years Ended April
	2002	2001	2000
Net sales:
Manufacturing	$2,089,472	$2,221,148	$3,489,732
Retail	328,162	552,904	591,895
Less intercompany	(137,187)	(242,589)	(312,093)

	2,280,447	2,531,463	3,769,534
Cost of products sold	1,842,358	2,050,447	2,976,920

Gross profit	438,089	481,016	792,614
Operating expenses	508,727	587,939	630,438
Impairment of goodwill	—	165,850	—
Other charges	19,905	34,853	—

	528,632	788,642	630,438

Operating income (loss)	(90,543)	(307,626)	162,176
Other income (expense):
Investment income	3,300	8,004	11,147
Interest expense	(17,279)	(20,026)	(15,243)
Other	(690)	417	979

	(14,669)	(11,605)	(3,117)

Income (loss) before benefit (provision) for income taxes, minority interest and cumulative effect of accounting change	(105,212)	(319,231)	159,059
Benefit (provision) for income taxes	37,108	57,575	(64,461)
Minority interest in Fleetwood Capital Trusts I, II and III, net of income taxes	(13,189)	(11,158)	(11,104)

Income (loss) before cumulative effect of accounting change	(81,293)	(272,814)	83,494
Cumulative effect of accounting change, net of income taxes	(80,635)	(11,176)	—

Net income (loss)	$(161,928)	$(283,990)	$83,494

Net income (loss) attributable to Common shareholders, diluted	$(132,525)	$(283,990)	$94,598

	Years Ended April
	2002		2001		2000
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Earnings (loss) per Common share:
Income (loss) before cumulative effect of accounting change	$(1.53)	$(1.53)	$(8.33)	$(8.33)	$2.51	$2.41
Cumulative effect of accounting change, net of income taxes	(2.37)	(2.37)	(.34)	(.34)	—	—

Net income (loss) per Common share	$(3.90)	$(3.90)	$(8.67)	$(8.67)	$2.51	$2.41

Weighted average Common shares	33,942	33,942	32,755	32,755	33,255	39,194

See accompanying notes to consolidated financial statements.

FLEETWOOD ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	April 28, 2002	April 29, 2001
ASSETS
Cash	$26,083	$36,602
Marketable investments	85,064	29,283
Receivables	146,011	122,944
Inventories	218,005	273,385
Deferred taxes	27,833	34,413
Income tax receivable	23,666	48,289
Other current assets	16,812	27,206

Total current assets	543,474	572,122
Property, plant and equipment, net	273,695	294,813
Marketable investments maturing after one year	—	7,218
Deferred taxes	73,050	71,945
Cash value of Company-owned life insurance	61,296	61,129
Goodwill	6,366	86,908
Other assets	27,059	32,726

	$984,940	$1,126,861

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$87,401	$75,394
Employee compensation and benefits	65,721	71,950
Product warranty reserve	68,046	59,818
Retail flooring liability	24,241	85,861
Motor home chassis inventory financing	—	11,135
Senior unsecured notes payable	—	80,000
Other short-term borrowings	10,412	—
Other current liabilities	85,259	67,912

Total current liabilities	341,080	452,070
Deferred compensation and retirement benefits	62,151	68,944
Insurance reserves	25,080	28,523
Long-term debt	8,741	3,676

Total liabilities	437,052	553,213

Commitments and contingencies

Company-obligated mandatorily redeemable convertible preferred securities of Fleetwood Capital Trusts I, II and III holding solely convertible subordinated debentures of the Company	373,145	287,500

Shareholders' equity:
Preferred stock, $1 par value, authorized 10,000,000 shares, none outstanding	—	—
Common stock, $1 par value, authorized 75,000,000 shares, outstanding 35,290,000 at April 28, 2002, and 32,740,000 at April 29, 2001	35,290	32,740
Additional paid-in capital	245,983	194,338
Retained earnings (deficit)	(102,337)	62,212
Accumulated other comprehensive loss	(4,193)	(3,142)

	174,743	286,148

	$984,940	$1,126,861

See accompanying notes to consolidated financial statements.

FLEETWOOD ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Years Ended April
	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(161,928)	$(283,990)	$83,494
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	29,761	29,930	28,567
Amortization of intangibles and goodwill	—	6,616	6,513
Amortization of financing costs	3,812	—	—
Impairment of goodwill	80,635	165,850	—
Other asset impairment charges	12,505	22,675	—
Gains on sales of property, plant and equipment	(140)	(417)	(979)
Non-cash charge for options and warrants issued to outside parties	1,469	—	—
Issuance of stock in lieu of cash for minority interest distribution	2,765	—	—
Changes in assets and liabilities—
(Increase) decrease in receivables	(23,067)	145,591	(21,781)
(Increase) decrease in inventories	55,380	89,607	(80,570)
(Increase) decrease in income tax receivable	7,873	(48,289)	—
(Increase) decrease in deferred taxes	5,475	(20,300)	(4,489)
(Increase) decrease in cash value of Company-owned life insurance	(167)	4,481	(730)
(Increase) decrease in other assets	4,080	10,106	(8,292)
Increase (decrease) in accounts payable	12,007	(65,495)	(5,406)
Decrease in employee compensation and benefits	(13,022)	(13,731)	(4,044)
Increase (decrease) in product warranty reserve	8,228	(3,674)	3,860
Increase (decrease) in other liabilities	8,816	(27,116)	(900)

Net cash provided by (used in) operating activities	34,482	11,844	(4,757)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available-for-sale	(1,163,341)	(3,636,885)	(3,887,429)
Proceeds from sale of investment securities available-for-sale	1,114,710	3,692,489	4,037,307
Purchases of property, plant and equipment	(20,473)	(36,921)	(55,078)
Proceeds from sales of property, plant and equipment	6,253	7,689	4,412
Acquisition of retail companies, net of cash acquired	—	(650)	(6,696)

Net cash provided by (used in) investing activities	(62,851)	25,722	92,516

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale-leaseback transaction	—	—	15,207
Dividends to Common shareholders	(2,621)	(15,059)	(24,957)
Common stock issued—private placement	19,864	—	—
Proceeds from issuance of trust preferred securities, net	138,574	—	—
Motor home chassis inventory financing	(11,135)	11,135	—
Retail flooring	(61,620)	(43,277)	(17,297)
Proceeds from short-term borrowings	10,412	—	—
Long-term debt	5,065	3,676	—
Repayment of senior unsecured notes payable	(80,000)	—	25,000
Proceeds from exercise of stock options	294	—	—
Purchase of Common stock	—	—	(67,668)

Net cash provided by (used in) financing activities	18,833	(43,525)	(69,715)

Foreign currency translation adjustment	(983)	(1,088)	3

Increase (decrease) in cash	(10,519)	(7,047)	18,047
Cash at beginning of year	36,602	43,649	25,602

Cash at end of year	$26,083	$36,602	$43,649

Supplementary disclosures:
Interest paid	$14,753	$19,054	$14,932

Income taxes paid	$2,577	$8,285	$63,807

See accompanying notes to consolidated financial statements.

FLEETWOOD ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(Amounts in thousands)

	Common Stock
					Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Amount	Additional Paid-In Capital	Retained Earnings (Deficit)		Total Shareholders' Equity
BALANCE APRIL 25, 1999	35,198	$35,198	$202,244	$351,769	$(2,508)	$586,703

Comprehensive income:
Net income	—	—	—	83,494	—	83,494
Other comprehensive income (loss):
Foreign currency translation, net of taxes of $2	—	—	—	—	3	3
Investment securities, net of taxes of $91	—	—	—	—	(160)	(160)

Comprehensive income						83,337
Cash dividends declared on Common stock	—	—	—	(24,957)	—	(24,957)
Purchase of Common stock	(2,758)	(2,758)	(15,865)	(49,045)	—	(67,668)
Stock issued for acquisitions	272	272	7,118	—	—	7,390

BALANCE APRIL 30, 2000	32,712	32,712	193,497	361,261	(2,665)	584,805

Comprehensive loss:
Net loss	—	—	—	(283,990)	—	(283,990)
Other comprehensive income (loss):
Foreign currency translation, net of taxes of $512	—	—	—	—	(1,088)	(1,088)
Investment securities, net of taxes of $349	—	—	—	—	611	611

Comprehensive loss						(284,467)
Cash dividends declared on Common stock	—	—	—	(15,059)	—	(15,059)
Stock issued for acquisitions	28	28	841	—	—	869

BALANCE APRIL 29, 2001	32,740	32,740	194,338	62,212	(3,142)	286,148

Comprehensive loss:
Net loss	—	—	—	(161,928)	—	(161,928)
Other comprehensive loss:
Foreign currency translation, net of taxes of $636	—	—	—	—	(983)	(983)
Investment securities, net of taxes of $38	—	—	—	—	(68)	(68)

Comprehensive loss						(162,979)
Cash dividends declared on Common stock	—	—	—	(2,621)	—	(2,621)
Stock options and warrants issued	—	—	1,469	—	—	1,469
Stock options exercised (including related tax benefits)	30	30	264	—	—	294
Contribution from exchange of convertible trust preferred securities, net of taxes of $16,750	—	—	29,403	—	—	29,403
Stock issued for minority interest distribution	295	295	2,470	—	—	2,765
Stock issued—private placement	2,210	2,210	17,654	—	—	19,864
Stock issued for acquisitions	15	15	385	—	—	400

BALANCE APRIL 28, 2002	35,290	$35,290	$245,983	$(102,337)	$(4,193)	$174,743

See accompanying notes to consolidated financial statements.

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

        We entered the manufactured housing retail business in fiscal 1999 through a combination of acquisitions and internal development of new retail sales centers. At the end of fiscal 2002, we operated 137 retail sales locations in 21 states, and were one of the four largest retailers of manufactured homes in the U.S.

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

  (b) Revenue recognition:

        Revenue for manufacturing operations is generally recorded when all of the following conditions have been met:

  1.
  An order for a product has been received from a dealer.

  2.
  Written or verbal approval for payment has been received from the dealer's flooring institution.

  3.
  A common carrier signs the delivery ticket accepting responsibility for the product as agent for the dealer.

  4.
  Product is removed from Fleetwood's property for delivery to the dealer.

        Most manufacturing sales are made for cash, with most dealers financing their purchases under flooring arrangements with banks or finance companies. Products are not sold on consignment; dealers do not have the right to return products; and dealers are typically responsible for interest charges from floor plan lenders. On average, we receive payments from floor plan lenders on products sold to independent dealers within about 15 days of the invoice date, i.e. the date the product is shipped.

        Amounts billed to dealers for delivery of products are recognized as revenue with the corresponding delivery expense charged to cost of sales. Also, cash sales incentives are treated as a reduction of revenue.

        To adopt the provisions of the Securities and Exchange Commission (SEC) Staff Accounting Bulletin 101, in fiscal 2001 we changed our retail housing revenue recognition policy. For retail sales from Company-owned retail stores, sales revenue is recognized when the home has been delivered, set up and accepted by the consumer, title has been transferred and funds have been received, either from the finance company or the homebuyer. Prior to fiscal 2001, we followed the industry practice of recording credit retail sales when a written contract and down payment were secured. We recorded the cumulative effect of this accounting change on the amount of retained earnings at the beginning of fiscal year 2001 as a charge against net income in the first quarter of fiscal 2001. The after-tax amount of the cumulative effect was $11.2 million, or 34 cents per diluted share.

  (c) Marketable investments:

        All of the marketable investments of the Company are classified as available-for-sale securities (see Note 1(r)). The Company does not hold investments classified as trading securities. Marketable investments classified as available-for-sale are reported on the consolidated balance sheet at their market value. The net unrealized gains or losses for these securities are reported, net of related taxes, as separate components of other comprehensive income (loss). Interest income from the securities portfolio is accrued as earned including the accretion of discounts and the amortization of premiums based on the original cost of each security.

  (d) Foreign currency translation:

        Exchange adjustments resulting from foreign currency transactions are recognized currently in income, whereas adjustments resulting from the translation of non-U.S. functional currency financial statements are reflected in other comprehensive income (loss) as a separate component of shareholders' equity. The assets and liabilities of the Canadian operation (which are not material) are translated to U.S. dollars at current exchange rates. Revenues and expenses are translated at the average exchange rates for the year. Gains or losses on foreign currency transactions in fiscal years 2002, 2001 and 2000 were not material.

  (e) Inventory valuation:

        Inventories are valued at the lower of cost (first-in, first-out) or market. Manufacturing cost includes materials, labor and manufacturing overhead. Retail finished goods are valued at cost less intercompany manufacturing profit. Inventories consist of the following:

	April 28, 2002	April 29, 2001
	(Amounts in thousands)
Manufacturing inventory—
Raw materials	$97,076	$82,884
Work in process	22,597	21,171
Finished goods	8,423	6,124

	128,096	110,179

Retail inventory—
Finished goods	113,239	197,029
Less manufacturing profit	(23,330)	(33,823)

	89,909	163,206

	$218,005	$273,385

  (f) Long-lived assets:

        The Company assesses the recoverability of its long-lived assets by determining whether the net book value can be recovered through projected cash flows over the remaining life. If projections indicate that the value of long-lived assets will not be recovered, an adjustment is made to reduce the asset to fair value based upon estimated recoverability upon sale, where appropriate, or other estimates of fair value such as discounting future cash flows. Cash flow projections, although subject to a degree of uncertainty, are based on trends of historical performance and management's estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. In fiscal 2002, the Company recorded asset impairment charges of $12.5 million. In fiscal 2001, the Company recorded asset impairment charges of $22.7 million and goodwill impairment charges of $165.9 million. See Notes 5 and 6.

  (g) Depreciation:

        Depreciation is provided using straight-line or accelerated methods based on the following estimated useful lives:

  •
  Buildings and improvements—10-40 years

  •
  Machinery and equipment—3-15 years

  (h) Goodwill:

        The Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142) as of the first quarter in fiscal year 2002. This new accounting standard requires that goodwill not be amortized but instead be tested at least annually for impairment and expensed against earnings when the implied fair value of a reporting unit, including goodwill, is less than its carrying amount (see Note 5).

  (i) Warranty costs:

        The Company records a liability based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. Factors we use in estimating the warranty liability include a history of units sold to customers, the average cost incurred to repair a unit and a profile of the distribution of warranty expenditures over the warranty period.

  (j) Dealer volume rebates and sales incentives:

        Estimated costs related to dealer volume rebates and sales incentives are accrued at the time products are sold.

  (k) Research and development costs and advertising expense:

        The Company follows the policy of charging research and development costs against income in the periods incurred. Expenditures for product research and development activities were $15.2 million in fiscal 2002, $19.0 million in fiscal 2001 and $22.0 million in fiscal 2000. Advertising expenditures, which were also charged against income in the periods incurred, totaled $2.2 million in fiscal 2002, $10.2 million in fiscal 2001 and $13.7 million in fiscal 2000.

  (l) Accounting period:

        The Company's fiscal year ends on the last Sunday in April. The year-end dates for the past three fiscal years were April 28, 2002, April 29, 2001, and April 30, 2000, respectively. Fiscal year 2000 consisted of 53 weeks, compared with 52 weeks for fiscal years 2002 and 2001. Included in the consolidated financial statements are the results of Fleetwood Retail Corp. (FRC), the Company's wholly-owned housing retail subsidiary, for the 12-month periods ended March 31, 2002, March 31, 2001, and March 31, 2000, in order to ensure timely preparation of the consolidated financial statements.

  (m) Cash flow statements:

        For purposes of these statements, cash includes cash on hand and cash in banks in demand deposit accounts.

  (n) Insurance reserves:

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

  (o) Use of estimates:

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

  (p) Income taxes:

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

  (q) Reclassification:

        During fiscal 2001, manufacturing segment delivery revenues were reclassified to net sales from operating expenses, and delivery expenses were reclassified from operating expenses to cost of sales due to the adoption of EITF No. 00-10 "Accounting for Shipping and Handling Fees and Costs." Certain sales incentives were reclassified from selling expense to net sales due to the adoption of EITF No. 00-14 "Accounting for Certain Sales Incentives." Also in 2001, the distribution on preferred securities was reclassified from other income and expense to minority interest, to more clearly reflect these distributions as a minority interest in the preferred securities of the Fleetwood Capital Trusts. Certain other amounts previously reported have been reclassified to conform with the 2002 presentation.

  (r) New accounting pronouncements:

        In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 137 and 138, requires companies to record derivatives on the balance sheet as assets or liabilities measured at fair value. Effective with fiscal year 2002, we have adopted

SFAS No. 133 and concurrently (as permitted by SFAS No. 133) have reclassified the held-to-maturity investment portfolio of $21.1 million to the available-for-sale portfolio.

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 will be effective for financial statements issued for fiscal years beginning after June 15, 2002, and we do not expect its adoption will have a material impact on our financial condition or results of operations.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," as it relates to the accounting for the disposal of a segment of a business (as previously defined in that Opinion). The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and we do not expect adoption will have a material impact on our financial condition or results of operations.

(2)  Supplemental Information on Consolidated Insurance and Real Estate Subsidiaries

        The insurance subsidiary was formed primarily for the purpose of insuring products liability risks of the parent company and its subsidiaries. The real estate subsidiary was formed for the purpose of participating in site-built housing construction. During fiscal 2002, land held for development was sold for $1.5 million after an asset impairment charge of $1.3 million was recognized. Condensed financial information for these subsidiaries, excluding intercompany eliminations, is as follows:

	Years Ended April
	2002	2001	2000
	(Amounts in thousands)
Insurance subsidiary:
Investments	$16,516	$15,435	$42,989
Other assets	21,047	31,363	17,443
Reserves for losses	24,857	28,866	26,682
Other liabilities	7,261	2,595	4,854
Net premiums	3,417	2,422	3,806
Underwriting income (loss)	(1,129)	(1,181)	2,061
Investment income	1,106	2,010	2,553
Net income (loss)	(58)	481	2,909
Real estate subsidiary:
Land	$—	$2,800	$2,800
Other assets	645	1,013	1,035
Net loss	(842)	(22)	(21)

(3)  Marketable Investments

        The Company has a cash management program which provides for the investment of excess cash balances primarily in short-term money market and debt instruments. Investments consist of non-equity type investments stated at cost, which approximates market.

        The following is a summary of investment securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Amounts in thousands)
April 28, 2002
Available-for-Sale Securities:
U.S. corporate debt securities	$6,416	$38	$15	$6,439
Foreign corporate debt securities	10,033	16	—	10,049
Institutional money market funds	59,616	—	—	59,616
Bankers' acceptances	8,960	—	—	8,960

	$85,025	$54	$15	$85,064

April 29, 2001
Available-for-Sale Securities:
U.S. Treasury securities and obligations of U.S. government agencies	$7,069	$95	$—	$7,164
U.S. corporate debt securities	5,920	24	23	5,921
Foreign corporate debt securities	2,275	21	8	2,288
Institutional money market funds	5,954	—	—	5,954
Bankers' acceptances	15,174	—	—	15,174

	$36,392	$140	$31	$36,501

        By contractual maturity, all marketable investments at April 28, 2002, are due in one year or less.

        Investment income for fiscal years 2002, 2001 and 2000 consisted of the following:

	2002	2001	2000
	(Amounts in thousands)
Interest income	$3,112	$8,018	$11,396
Gross realized gains	261	135	138
Gross realized losses	(36)	(103)	(287)
Investment management fees	(37)	(46)	(100)

	$3,300	$8,004	$11,147

(4)  Property, Plant and Equipment

        Property, plant and equipment is stated at cost and consists of the following:

	Years Ended
	2002	2001
	(Amounts in thousands)
Land	$24,250	$22,920
Buildings and improvements	293,624	291,194
Machinery and equipment	159,594	160,838
Idle facilities, net of accumulated depreciation	33,668	42,978

	511,136	517,930
Less accumulated depreciation	(237,441)	(223,117)

	$273,695	$294,813

        Idle facilities included closed plants and certain other properties which are not in current use by the Company. There were 21 idle plant facilities at the end of fiscal 2002 and 20 at the end of fiscal 2001. Of the current 21 idle facilities, 7 are being held for sale and have a net book value of $11.4 million, with the remaining facilities being held for future use. Subsequent to fiscal 2002, the closing of the Wichita Falls, Texas, plant was announced. It will be available for sale upon completing the shutdown process. During fiscal 2002, two idle facilities were leased to unaffiliated outside parties, one was sold and four additional manufacturing facilities were deactivated.

        The carrying value of idle facilities was $33,668,000 at April 28, 2002, and $42,978,000 at April 29, 2001, net of accumulated depreciation of $35,789,000 and $30,314,000, respectively. In the opinion of management, the carrying values of idle facilities are not in excess of net realizable value.

(5)  Goodwill

        Fleetwood adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142) as of the first quarter in fiscal year 2002. This new accounting standard requires that goodwill not be amortized but instead be tested at least annually for impairment and expensed against earnings when the implied fair value of a reporting unit, including goodwill, is less than its carrying amount. Fleetwood engaged a prominent independent appraisal company to assist with the valuation.

        The Company has two reporting units with goodwill, folding trailers and retail housing. As determined by the first phase assessment for each reporting unit, folding trailers' estimated fair value exceeded its carrying amount including goodwill, resulting in no impairment, and retail housing's estimated fair value was less than its carrying amount. The second phase of the assessment was conducted only for retail housing since the first phase assessment indicated there was impairment. Based on the estimated fair value of retail housing, the remaining $80.6 million of goodwill was determined to be fully impaired. Since the goodwill impairment was the result of an accounting change that was effective with the first quarter, the $80.6 million is not reflected in the fourth quarter results. However, it does appear as a line item on the income statement for the fiscal year described as "Cumulative effect of accounting change, net of income taxes." The first quarter results as reflected in Note 16, Results by Quarter, have been adjusted for the goodwill impairment. In fiscal 2001, the Company incurred a similar non-cash charge related to the impairment of goodwill at retail housing in the amount of $165.9 million.

        Conditions in the manufactured housing market have been in a state of decline for the past three fiscal years, but further deteriorated in the latter half of fiscal 2002. Excess retail locations and inventory, combined with tightened consumer credit standards, high interest rates, major lenders exiting the business, and high consumer repossession levels, resulted in lower sales volume and retail store closings. The large non-cash impairment charges recorded in the last two years in the retail housing segment were the result of the above-mentioned market and financing conditions, the resolution and related timing of which is uncertain, but estimated to be at least a year away.

        Based on the evaluation performed in the prior year, a $165.9 million reduction to the value of goodwill related to prior acquisitions of retail business was recorded. The impairment was measured by calculating the fair value of each impaired retail acquisition based on discounted expected future cash flows for 15 years and comparing the result to the carrying amount of the goodwill. The discount rate used to calculate the present value was 9.5 percent, which was the Company's computed cost of capital. The excess of the carrying amount over fair value was recorded as a charge. Some of the factors considered in the determination of the 15 years were 1) the effect of market and economic conditions on the business, 2) the ease of entering and exiting the business, 3) the sensitivity to interest rates and financing availability and 4) sustainability of the factors that contributed to paying the seller an amount in excess of book value. The Company also reduced the amortization period for goodwill from 40 years to 15 years. The effect of this change was to increase the net loss in the fourth quarter of fiscal 2001 by $887,000 or 3 cents per share.

        In the current year, instead of estimating the fair value of individual retail stores, the entire retail housing reporting unit was evaluated. The first phase was the determination of an estimate of fair value. Since there was not any market information on comparable companies, the appraisal firm mainly relied on the income approach (discounted cash flow) to determine the estimated fair value of retail housing. Some of the factors considered in their evaluation were: 1) management's estimate of future cash flows through fiscal year 2016; 2) current and anticipated economic conditions; 3) state of the industry, including excess capacity, competition with resellers of repossessed manufactured homes, high interest rates for manufactured homes, tight credit standards, and the recent number of lenders exiting the business; and 4) a discount rate of 14% based on the weighted average cost of capital specific to the retail housing segment. Based on the appraisal firm's findings, the estimated fair value of Fleetwood Retail Corp. was projected to be less than its carrying amount. The second phase of the evaluation allocated the estimated fair value to all of the assets and liabilities of the retail housing reporting unit, in order to determine the estimated implied fair value of the goodwill. As a result of this evaluation, the remaining goodwill from the acquisition of retail stores was determined to be fully impaired.

        Net goodwill from sources other than acquisitions of retail operations was $6.4 million, originating from the previous acquisition of the folding trailer operation. In the future, we will evaluate the estimated fair value of the folding trailer operation at the end of each year or whenever circumstances dictate that a review should be completed. The end of the year was selected because it provides additional time to perform the valuation, since our Annual Report on Form 10-K is required to be filed with the Securities and Exchange Commission 90 days after the fiscal year end, compared with 45 days for filing SEC Form 10-Q following the end of the first three fiscal quarters.

        The effect of amortization on net income (loss) and on earnings (loss) per share for the two fiscal years prior to adopting SFAS No. 142 is as follows (which is not deductible for Federal or state tax purposes):

	Fiscal Years Ended
	2001		2000
	Basic	Diluted	Basic	Diluted
	(Amounts in thousands, except per share data)
Reported net income (loss)	$(283,990)	$(283,990)	$83,494	$94,598
Amortization, net of tax	6,616	6,616	6,513	6,513

Adjusted net income (loss)	$(277,374)	$(277,374)	$90,007	$101,111

Reported earnings (loss) per Common share	$(8.67)	$(8.67)	$2.51	$2.41
Amortization per share	0.20	0.20	0.20	0.17

Adjusted earnings (loss) per Common share	$(8.47)	$(8.47)	$2.71	$2.58

        The changes in the carrying amount of goodwill for the fiscal years ended 2002, 2001 and 2000 were as follows:

	Fiscal Years Ended
	2002	2001	2000
	(Amounts in thousands)
Beginning of the year	$86,908	$254,974	$247,681
Additions	93	4,400	13,806
Amortization	—	(6,616)	(6,513)
Impairment	(80,635)	(165,850)	—

End of the year	$6,366	$86,908	$254,974

(6)  Other Charges

        The other charges incurred in fiscal years 2002 and 2001 include $12.5 million and $22.7 million for the write down of impaired assets and $7.4 million and $9.9 million for restructuring costs, respectively. Also included in fiscal 2001 was $2.3 million of retail sales commissions.

Write Down of Impaired Assets

        The Company determined that the current net book value of certain closed manufacturing facilities, one retail housing administrative office and approximately 100 retail sales centers exceeded net realizable value. The write down of assets related to retail housing operations resulted from the decision to close certain retail sales centers and to transfer the management responsibility of others to an unrelated third party. Net realizable values were determined based on estimated recoverability upon sale, where appropriate, or other estimates of fair value such as discounting estimated future cash flows. The Company recorded a pre-tax charge for asset impairment of $12.5 million and $22.7 million during fiscal years 2002 and 2001, respectively.

Restructuring and Other Charges

        During the current fiscal year, the Company recorded pre-tax restructuring charges of $7.4 million, of which $1.0 million related to the reduction of the workforce in the RV segment. The balance of the restructuring charges included $4.2 million for future lease obligations of closed retail sales locations and $2.2 million for other shutdown costs related to the closed retail sales locations. The Company eliminated 10 management and administrative positions during fiscal 2002 in the RV Group as well as 80 other product development and production assembly workers.

        During fiscal 2001, the Company recorded pre-tax restructuring charges of $9.9 million, of which $5.1 million related to the reduction of the workforce. The balance of the restructuring charges was for facility costs in connection with the shutdown of both housing and recreational vehicle plants. These actions were taken in response to the downturn in the recreational vehicle business and the tight manufactured housing market. The Company eliminated 388 management and administrative positions during fiscal 2001 in the RV and Housing Groups as well as at the corporate headquarters. In addition, approximately 2,000 production assembly positions were eliminated as a result of plant closings. The other charges of $2.3 million relate to one-time commissions for retail housing sales associates.

        Following are tables summarizing the balance of the reserves related to these charges (amounts in thousands):

Fiscal Year Ended 2002

	Balance at April 29, 2001	Additions charged to costs and expenses	Payment or utilization	Balance at April 28, 2002
Severance costs	$904	$1,000	$(1,300)	$604
Future lease obligations of closed stores	—	4,200	—	4,200
Miscellaneous shutdown costs	1,276	2,200	(3,476)	—

	$2,180	$7,400	$(4,776)	$4,804

Fiscal Year Ended 2001

	Balance at April 30, 2000	Additions charged to costs and expenses	Payment or utilization	Balance at April 29, 2001
Severance costs	$—	$5,117	$(4,213)	$904
Commissions	—	2,275	(2,275)	—
Miscellaneous shutdown costs	—	4,786	(3,510)	1,276

	$—	$12,178	$(9,998)	$2,180

(7)  Secured Credit Facility

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

As amended, the senior secured credit facility was structured as a three-year revolving credit line for up to $190 million plus a $30 million two-year term loan. Subsequent to the fiscal year end, in July 2002, the facility was further amended and the term loan was paid down and retired. The revolving credit line bears interest, at our option, at variable rates based on either Bank of America's prime rate or one, two or three month LIBOR. Substantially all of our existing and future assets except certain inventories and the cash value of the Company-owned life insurance secure the facility. Advances under the revolving credit line are limited by the available borrowing base of eligible accounts receivable and inventories, and are subject to a minimum excess availability of $50 million. A property, plant and equipment sub-facility was also terminated in the most recent amendments. The credit agreement contains customary affirmative and negative covenants, some of which require compliance with certain financial tests. Two amendments to the credit agreement were executed on December 4, 2001, mainly to redefine several financial performance covenants. Among the modifications to the credit agreement, the EBITDA (earnings before interest, taxes, depreciation and amortization) covenant was replaced with a Free Cash Flow covenant. In addition, the revolving credit facility was reduced as part of the December 4, 2001, amendments to its current commitment level of $190 million. These amendments also gave Bank of America, as agent, the right to require daily reporting of our borrowing base. Under daily reporting, our required minimum availability would vary between $40 and $45 million, depending on the day of the week on which the measurement is made. As of the end of each week, however, we would still be required to attain a minimum level of $50 million. As part of the credit agreement, there is a $75 million sub-facility to support letters of credit, of which $43 million was utilized as of fiscal year-end. In July 2002 the facility was further amended, effective as of April 28, 2002, to eliminate the Free Cash Flow covenant as well as a Fixed Charge Coverage Ratio covenant and replace them with a new EBITDA covenant and a covenant requiring the Company to maintain liquidity (which includes the daily average of cash equivalents and borrowing availability under the credit facility) of at least $80 million.

        With the $141.2 million of net proceeds received from the sale of the 9.5% convertible trust preferred securities in December 2001, $24.0 million was used to pay down the bank term loan to a balance of $6.0 million and another approximately $4.0 million was used to pay off the balance then outstanding on the revolving loan. The balance outstanding on the revolver as reflected on the balance sheet at the end of fiscal 2002 in other short-term borrowings was $10.4 million.

(8)  Convertible Trust Preferred Securities

        During fiscal 1998, Fleetwood Capital Trust (Trust I), a Delaware business trust wholly owned by the Company, completed a $287.5 million private placement of 5,750,000 shares of 6% Convertible Trust Preferred Securities (Trust I Securities) with a liquidation value of $50 per security. The combined proceeds from the transaction and from the purchase by the Company of the Common shares of Trust I were tendered to the Company in exchange for 6% convertible subordinated debentures (Trust I Debentures) in the aggregate principal amount of $296.4 million, maturing on February 15, 2028. The Trust I Debentures are the sole assets of Trust I and eliminate in consolidation.

        Distributions on the Trust I Securities are cumulative and are paid quarterly in arrears at an annual rate of 6%. The Company has the option to defer payment of the distributions for an extended period of up to 20 consecutive quarters, so long as the Company is not in default in the payment of interest on the Debentures and discontinues the payment of dividends on Common stock as long as the deferral is in effect. Considered together, the undertakings under the Trust, the related Indentures and Guarantees and the convertible subordinated Debentures constitute a full and unconditional guarantee by the Company of the Trust's obligations under the Securities. During fiscal 2002, the Company elected to defer the quarterly distributions on the Trust I Securities that were due in the third and fourth quarters. The Company further indicated that it will continue to defer the distribution on the Trust I Securities indefinitely, subject to the terms in the governing documents.

        The Trust I Securities are convertible, at the option of the holder, at any time at the rate of 1.02627 shares of Fleetwood Common stock (i.e., a conversion price of $48.72 per Common share), subject to adjustment in certain circumstances. Since February 15, 2001, the Trust I Debentures have been redeemable in whole or in part, at the option of the Company, at a price equal to a premium currently 103.00 percent of the principal amount plus accrued and unpaid interest, declining annually to par if redeemed on or after February 15, 2006. The Trust I Securities are subject to mandatory redemption to the extent of any early redemption of the Trust I Debentures and upon maturity of the Trust I Debentures on February 15, 2028.

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

        Distributions on the new securities can be paid in cash or, at our election, prior to February 15, 2004, in our Common stock, at a rate of 9.5% per year of the liquidation amount of $22 per exchange preferred security and $50 per cash offer preferred security. After February 15, 2004, we can defer interest payments on the new securities for up to 20 consecutive quarterly periods. The Company elected to pay the first quarterly distribution on the new Securities due in February 2002 in our Common stock and intends to continue to pay the distributions in our Common stock indefinitely, subject to the terms in the governing documents.

        The new trust preferred securities are convertible, at the option of the holder, at any time at the rate of 4.826 shares of Fleetwood Common stock (i.e., a conversion price of $10.36 per Common share) for the cash offer security ($50 per share face value) and 1.752 shares of Fleetwood Common stock (i.e., a conversion price of $12.56 per Common share) for the exchange preferred security ($22 per share face value).

        Each new security is mandatorily redeemable upon maturity on February 15, 2013. In addition, after February 15, 2004, we may elect to redeem the new securities for a price equal to 100% of the liquidation amount plus accrued interest, upon not less than 30 but no more than 60 days' notice. Prior to February 15, 2004, we may only elect to redeem the new securities for a price equal to 100% of the liquidation amount plus accrued interest if our Common stock price has exceeded 200% of the conversion price for at least 20 days during a 30-day trading period ending five trading days prior to the notice of redemption.

(9)  Retirement and Deferred Compensation Plans

        The Company has qualified defined contribution (DC) retirement plans covering most employees. There are no prior service costs associated with these plans. The Company follows the policy of funding qualified retirement plan contributions as accrued. The Company also maintains non-qualified plans to accrue retirement benefits subject to Internal Revenue Code limitations. The costs associated with these retirement plans are summarized as follows:

	Qualified DC Plans	Non-Qualified Plans	Total
	(Amounts in thousands)
2002	$18,706	$1,920	$20,626
2001	18,672	3,266	21,938
2000	24,899	4,103	29,002

        The Company also sponsors one defined benefit plan assumed in connection with the acquisition of Fleetwood Folding Trailers, Inc. in 1989. The plan covers over 500 participants, has assets of about $4 million and is approximately 93% funded. The funding policy is set to meet statutory minimum funding requirements plus such additional amounts as the Company may determine to be appropriate. Plan assets are held in trust and are invested in equity and fixed income securities.

        In addition to non-qualified retirement plans, the Company has a deferred compensation plan that allows for the voluntary deferral of a portion of managers' compensation. Participant balances in the various non-qualified plans are credited with interest at a rate set at the discretion of the Company which, for the three years ended April 2002, was the prime rate as published by a major U.S. bank. To enhance security for the benefits payable under these plans, the Company has established a "Rabbi Trust," funded with Company-owned life insurance (COLI) policies on the lives of participants. The assets of the trust are not generally available to the Company or its creditors except in the event of the Company's insolvency. No premium payments were made in fiscal years 2000 or 2002. In fiscal 2001, a premium payment of $5.5 million was made. Also in fiscal 2001, $7.0 million was withdrawn and $3.0 million was borrowed from the trust in the form of a policy loan to pay participant benefits. The liability for benefits accrued under the non-qualified plans at the end of fiscal 2002 and fiscal 2001 totaled $62.2 million and $68.9 million, respectively. The cash values of the related trust assets reflected in the accompanying balance sheets were $61.3 million and $61.1 million, respectively, at those same dates.

(10) Income Taxes

        The benefit (provision) for income taxes for the last three fiscal years summarized below:

	2002	2001	2000
	(Amounts in thousands)
Current:
U.S. Federal	$34,743	$39,028	$(55,916)
Foreign	108	(499)	(1,974)
State	821	1,213	(11,011)

	35,672	39,742	(68,901)

Deferred, principally Federal:
Insurance reserves	1,656	(394)	(6,304)
Restructuring accruals	2,786	13,526	—
Other	(3,006)	4,701	10,744

	1,436	17,833	4,440

	$37,108	$57,575	$(64,461)

        The benefit (provision) for income taxes computed by applying the Federal statutory rate to income before taxes is reconciled to the actual benefit (provision) for the last three fiscal years as follows:

	2002		2001		2000
	Amount	%	Amount	%	Amount	%
	(Amounts in thousands)
Income (loss) before benefit (provision) for income taxes:
U.S. Federal	$(105,102)	99.9%	$(320,361)	100.4%	$154,423	97.1%
Foreign	(110)	.1	1,130	(.4)	4,636	2.9

	$(105,212)	100.0%	$(319,231)	100.0%	$159,059	100.0%

Computed statutory tax	$36,824	35.0%	$111,731	35.0%	$(55,671)	35.0%
State income taxes, net	477.5		2,621.8		(6,757)	4.2
Impairment of goodwill	—	—	(54,048)	(16.9)	—	—
Other items, net	(193)	(.2)	(2,729)	(.9)	(2,033)	1.3

	$37,108	35.3%	$57,575	18.0%	$(64,461)	40.5%

        The components of the Company's deferred tax assets at April 28, 2002, and April 29, 2001, were as follows:

	2002	2001
	(Amounts in thousands)
Insurance reserves	$11,676	$14,241
Deferred compensation and benefits	24,200	26,765
Product warranty reserves	23,324	23,047
Dealer volume rebates	184	6,173
Depreciation	2,795	1,723
Restructuring accruals	4,740	13,526
Other financial accruals	33,964	20,883

	$100,883	$106,358

        In assessing the potential for realization of its deferred tax assets, management considers the scheduled reversal of deferred tax charges, projected future taxable income, and tax planning strategies. Based on the projections for future taxable income over the periods in which the deferred tax assets will be expensed, and the ability to generate taxable income from the Company's appreciated properties and from the redemption of debt, through the repurchase of convertible preferred securities management believes it is more likely than not that the Company will realize the full value of its deferred tax assets.

(11) Retail Flooring Liability

        Retail flooring liability represents amounts borrowed by Company-owned retail sales centers to finance inventory purchases of manufactured homes. All but a minor portion of the amount outstanding at April 28, 2002, was financed under an agreement with a national floor plan lender that provides for a security interest in the units financed and repayment at the time the units are sold. Substantially all amounts outstanding currently bear interest at 6.0 percent.

(12) Other Current Liabilities

        Other current liabilities consist of the following:

	April 28, 2002	April 29, 2001
	(Amounts in thousands)
Accrued minority interest distribution	$12,367	$3,642
Dividends payable to shareholders	—	1,309
Dealer volume rebates	11,382	15,526
Accrued selling programs	17,931	11,251
Other	43,579	36,184

	$85,259	$67,912

(13) Fair Value of Financial Instruments

        The Company has estimated the fair value of its financial instruments in compliance with Statement of Financial Accounting Standards No. 107, "Disclosure About Fair Value of Financial Instruments." The estimates were made as of April 28, 2002, and April 29, 2001, based on relevant market information. Financial instruments include those set out below and investments which are discussed in Note 3. The estimated fair values of all financial instruments approximate book values except for the convertible preferred securities which were valued based upon the average of bid and ask prices of trades executed in the over-the-counter market in close proximity to the fiscal year end. The book and estimated fair values were as follows (amounts in thousands):

	April 28, 2002		April 29, 2001
	Book Value	Estimated Fair Value	Book Value	Estimated Fair Value
Cash	$26,083	$26,083	$36,602	$36,602
Cash value of Company-owned life insurance	61,296	61,296	61,129	61,129
Retail flooring liability	24,241	24,241	85,861	85,861
Motor home chassis inventory financing	—	—	11,135	11,135
Senior unsecured notes payable	—	—	80,000	80,000
Short-term borrowings	10,412	10,412	—	—
Long-term debt	8,741	8,741	—	—
Convertible preferred securities	373,145	270,133	287,500	104,938

(14) Commitments and Contingencies

        As is customary in the manufactured housing and recreational vehicle industries, the Company is contingently liable at April 28, 2002, under the terms of repurchase agreements with many financial institutions providing inventory financing for retailers of the Company's products. The contingent liability under these agreements approximates the net amount owed by the retailer, reduced by the resale value of any products which may be repurchased, and is spread over numerous retailers and financial institutions. Losses under these agreements have not been significant in the past.

        As reported in our Annual Report on Form 10-K for fiscal 2000, in February 2000 we and two of our subsidiaries were served with a purported class action filed on behalf of nine present or former associates of our Idaho manufactured housing facility. The complaint in the matter of Bristow et al., v. Fleetwood

Enterprises, Inc. et al., was filed in the U.S. District Court in Idaho and alleged violations of the federal Fair Labor Standards Act and similar state laws, and requested compensation, punitive damages, litigation expenses and attorneys' fees. On February 20, 2001, a Magistrate Judge conditionally certified a class of plaintiffs composed of certain production associates and supervisors of our Housing and Recreational Vehicle Groups. On February 22, 2002, we announced that we had reached a settlement with representatives of the class. The settlement was given preliminary approval by the Magistrate Judge on January 30, 2002, and final approval was granted on May 20, 2002. We will pay a total of $7.35 million in settlement of the case and we have agreed to certain injunctive relief, including implementing a policy explicitly prohibiting off-the-clock work and modifying rounding practices under our timekeeping system.

        We also reported that on August 14, 2000, another purported class action complaint was filed by Ms. Bristow along with a Jane Doe alleging sexual harassment. On January 19, 2001, an amended complaint, entitled Bogen, et al., v. Fleetwood Enterprises, Inc., was filed in the U.S. District Court in Idaho by six plaintiffs, including Ms. Bristow, alleging gender discrimination and sexual harassment as a result of a sexually hostile environment at four manufacturing centers. The plaintiffs were attempting to establish a national class action and were requesting compensatory and punitive damages, litigation expenses and attorneys' fees. In February 2002, we reached a settlement with representatives of the putative class. Preliminary approval of the settlement was granted by the court on March 6, 2002, and final approval was granted on April 26, 2002. We will pay a total of $925,000 in settlement of the case and we have agreed to certain injunctive relief, including benchmarking certain jobs to achieve diversity and formalizing a sexual harassment awareness training program at Company facilities.

        We previously reported that we are a defendant in a class action in the case of McManus v. Fleetwood Enterprises, Inc., which was filed on April 9, 1999, and is pending in the U. S. District Court for the Western District of Texas, San Antonio Division. The complaint attempts to establish a class of purchasers of our Class A motor homes for the model years 1994-1999 and makes claims with respect to the alleged breach of express and implied warranties, negligent misrepresentation, fraudulent concealment, and violation of various state statutes in connection with the ability of such motor homes to tow an automobile or other vehicle or cargo. On September 24, 2001, the Court certified a subclass of Texas residents who purchased a subject motor home from a Texas dealer and who still own the motor home. We appealed this certification to the Fifth Circuit Court of Appeals on October 4, 2001, and we expect that a hearing on this matter will be scheduled later this calendar year. We continue to deny the material allegations in the complaint while asserting a vigorous defense to that end. It is not possible at this time to properly assess the risk of an adverse verdict or the magnitude of possible exposure.

        On January 29, 2002, a purported class action was filed by 16 individual plaintiffs against us and 13 of our subsidiaries, along with 253 other companies in the manufactured housing industry. The matter, designated Matte v. Sunshine Homes, Inc., was filed in the 27th Judicial District Court, St. Landry Parish, Lafayette, Louisiana, and purports to be a class action consisting of all individuals in the United States who purchased a manufactured home built to the federal Department of Housing and Urban Development (HUD) construction and safety standards. HUD regulates all manufactured housing in the United States. The complaint alleges breach of warranty claims and various personal injuries and property damages resulting from water infiltration, mold and mildew. On February 28, 2002, the matter was removed to the United States Federal District Court, Western District of Louisiana, Lafayette-Opelousas Division. Currently, several motions are pending before the Court. We deny the material allegations in the complaint and plan to assert a vigorous defense to that end. It is not possible at this time to properly assess the risk of an adverse verdict or the magnitude of possible exposure.

        On May 20, 2002, plaintiff attorneys alleging to represent 131 current and former supervisors filed a Fair Labor Standards Act (FLSA) purported class action against us in the U.S. District Court in Idaho. The complaint in the matter of Ramiro Munoz et al., vs. Fleetwood Enterprises, Inc. et al., is derivative of the Bristow et al., vs. Fleetwood Enterprises, Inc. lawsuit recently settled. As of the date of this filing, the lawsuit has not been served. The lawsuit alleges that we attempted to avoid paying overtime by misclassifying these supervisors as "exempt," when they were "non-exempt." The lawsuit seeks compensatory, liquidated and exemplary damages and injunctive relief. We deny the allegations in the complaint and expect to provide a vigorous defense. It is not possible at this time to properly assess the risk of an adverse verdict or the magnitude of possible exposure.

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

(15) Leases

        Most of the Company's retail sales locations and certain of its other facilities are leased under terms that range from monthly to 15 years. Management expects that in the normal course of business, leases will be renewed or replaced by other leases for the continuing operations.

        The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of April 28, 2002 (amounts in thousands):

Fiscal Year	Minimum Rental Payments
2003	$10,128
2004	8,540
2005	6,959
2006	5,592
2007	5,077
Later years	36,487

Total minimum lease payments*	$72,783

*
Minimum payments have not been reduced by minimum sublease rentals of $2.9 million due in the future, nor have they been reduced by a charge of $4.2 million expensed in the current fiscal year for obligations on closed retail stores.

        In March 2000, Fleetwood entered into a sale and leaseback agreement involving 22 manufactured housing retail stores. The minimum rental payments required under this agreement are included in the above schedule. The agreement includes a contingent rental reset provision which provides that, in the event that the Company's credit rating falls below a certain level anytime prior to March 2005, the Company could be required, at the option of the lessor, to make an accelerated rent payment equal to the unamortized principal of the lessor's underlying debt. Since entering into the agreement, the Company's credit rating has fallen below the specified level, raising the possibility that the provision could be exercised in March 2005. Using current interest rates, the accelerated payment would be approximately $20 million.

        Rental expense for the last three fiscal years was as follows (rental expense in the current fiscal year includes a charge of $4.2 million for future obligations on closed retail sales locations):

	2002	2001	2000
	(Amounts in thousands)
Rental expense	$16,952	$13,684	$9,451
Less: Sublease rentals	(943)	—	—

	$16,009	$13,684	$9,451

(16) Results by Quarter (Unaudited)

        The unaudited results by quarter for fiscal years 2002 and 2001 are shown below (amounts in thousands, except per share data):

Fiscal Year Ended April 2002:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Number of weeks in the quarter	13	13	13	13
Revenues	$564,132	$590,756	$522,381	$603,178
Gross profit	110,292	121,942	105,934	99,921
Operating loss	(9,613)	(12,327)	(19,010)	(49,593)
Loss before income taxes, minority interest and cumulative effect of accounting change	(14,164)	(15,200)	(23,203)	(52,645)
Net earnings (loss) used for earnings (loss) per share before cumulative effect of accounting change:
Basic	(11,127)	(12,349)	12,108	(40,522)
Diluted	(11,127)	(12,349)	14,762	(40,522)
Cumulative effect of accounting change, net of income taxes (1)	(80,635)	—	—	—

Net earnings (loss) used for earnings (loss) per Common share:
Basic	$(91,762)	$(12,349)	$12,108	$(40,522)

Diluted	$(91,762)	$(12,349)	$14,762	$(40,522)

Earnings (loss) per Common share before cumulative effect of accounting change:
Basic	$(.34)	$(.38)	$.35	$(1.15)
Diluted	(.34)	(.38)	.31	(1.15)
Cumulative effect of accounting change, net of income taxes	(2.46)	—	—	—

Net earnings (loss) per share (2):
Basic	$(2.80)	$(.38)	$.35	$(1.15)

Diluted	$(2.80)	$(.38)	$.31	$(1.15)

Weighted average Common shares:
Basic	32,756	32,832	34,969	35,209
Diluted	32,756	32,832	48,179	35,209

Fiscal Year Ended April 2001:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Number of weeks in the quarter	13	13	13	13
Revenues	$720,121	$749,130	$514,825	$547,387
Gross profit	147,098	155,592	83,275	95,051
Operating income (loss)	(24,078)	6,036	(230,218)	(59,366)
Income (loss) before income taxes, minority interest and cumulative effect of accounting change	(26,567)	1,268	(231,075)	(62,857)
Net loss used for basic and diluted loss per Common share before cumulative effect of accounting change	(19,941)	(3,410)	(204,958)	(44,505)
Cumulative effect of accounting change, net of income taxes	(11,176)	—	—	—

Net loss used for basic and diluted loss per Common share	$(31,117)	$(3,410)	$(204,958)	$(44,505)

Basic and diluted loss per share:
Loss before cumulative effect of accounting change	$(.61)	$(.10)	$(6.26)	$(1.36)
Cumulative effect of accounting change, net of income taxes	(.34)	—	—	—

Net loss per Common share	$(.95)	$(.10)	$(6.26)	$(1.36)

Weighted average Common shares:
Basic and diluted	32,758	32,758	32,755	32,755
(1)
The first quarter was retroactively restated to recognize the effects of adopting SFAS No. 142, "Goodwill and Other Intangible Assets," effective with that quarter.

(2)
Net earnings (loss) per share is computed independently for each of the quarters presented and the summation of quarterly amounts may not equal the total net earnings (loss) per share reported for the year.

(17) Earnings Per Share

        Basic earnings per share are computed by dividing income available to Common shareholders by the weighted average number of Common shares outstanding. Diluted earnings per share in fiscal 2000 included the effect of potential shares outstanding from dilutive stock options and dilutive preferred securities. In fiscal 2000, after-tax distributions on preferred securities are added to net income to arrive at earnings used in the diluted earnings per share calculation. The effect of stock options and preferred securities were anti-dilutive in fiscal 2002 and 2001, and were, therefore, not added back to determine diluted earnings (loss). However, during fiscal 2002, the Company exchanged new 9.5% convertible trust preferred securities with a liquidation value of $37.95 million for existing 6% convertible trust preferred securities with a liquidation value of $86.25 million. In accordance with generally accepted accounting principles, the $29.4 million after-tax difference between the liquidation value of the two securities was not included in the net loss as shown on the statement of operations. However, the gain did increase shareholders' equity and was therefore treated as additional income attributable to Common shareholders for purposes of computing basic and diluted earnings per share. The table below shows the calculation components of both basic and diluted earnings per share (amounts in thousands):

	April 28, 2002		April 29, 2001		April 30, 2000
	Income (Loss)	Weighted Average Shares	Income (Loss)	Weighted Average Shares	Income (Loss)	Weighted Average Shares
Earnings (loss) before cumulative effect of accounting change	$(81,293)	33,942	$(272,814)	32,755	$83,494	33,255
After-tax difference on exchange of convertible trust preferred securities	29,403	—	—	—	—	—

Basic earnings (loss) before cumulative effect of accounting change	(51,890)	33,942	(272,814)	32,755	83,494	33,255
Effect of dilutive securities:
Stock options	—	—	—	—	—	38
Preferred securities	—	—	—	—	11,104	5,901

Diluted earnings (loss) before cumulative effect of accounting change	(51,890)	33,942	(272,814)	32,755	94,598	39,194
Cumulative effect of accounting change	(80,635)	—	(11,176)	—	—	—

Diluted earnings (loss)	$(132,525)	33,942	$(283,990)	32,755	$94,598	39,194

Anti-dilutive options and warrants available were 4,316,408, 3,566,633 and 2,172,689 for the fiscal years ended 2002, 2001 and 2000, respectively. Anti-dilutive convertible trust preferred securities were 21,630,980 and 5,901,053 for the fiscal years ended 2002 and 2001, respectively.

(18) Accumulated Other Comprehensive Loss

        The following reflects the balances and activity, net of income taxes, for the components of accumulated other comprehensive loss for the period:

	Foreign Currency Items	Unrealized Gains (Losses) on Securities	Accumulated Other Comprehensive Loss
	(Amounts in thousands)
Balance April 30, 2000	$(2,162)	$(503)	$(2,665)

Foreign currency translation adjustment	(1,088)	—	(1,088)
Unrealized gains	—	643	643
Reclassification adjustment for gains included in net income, net of income taxes of $19	—	(32)	(32)

Net	(1,088)	611	(477)

Balance April 29, 2001	(3,250)	108	(3,142)

Foreign currency translation adjustment	(983)	—	(983)
Unrealized gains	—	157	157
Reclassification adjustment for gains included in net income, net of income taxes of $126	—	(225)	(225)

Net	(983)	(68)	(1,051)

Balance April 28, 2002	$(4,233)	$40	$(4,193)

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

        Had compensation costs for these plans been determined using the fair value method, under which a compensation cost is recognized over the vesting period of the stock option based on its fair value at the date of grant, the Company's net income (loss) and earnings (loss) per share would have been affected as indicated by the following pro forma amounts:

		Years Ended April
		2002	2001	2000
		(Amounts in thousands except per share data)
Net income (loss):	As reported	$(161,928)	$(283,990)	$83,494
	Pro forma	(165,311)	(285,161)	80,299
Diluted earnings (loss) per share:	As reported	$(3.90)	$(8.67)	$2.41
	Pro forma	(4.00)	(8.71)	2.05

        During fiscal 2002, 150,000 warrants were issued to an outside consultant. The fair value of these warrants was $850,000 and was included in the net loss as reported. Also during fiscal 2002, $619,000 of compensation cost was included in the net loss as reported, as a result of a modification in the terms of 200,000 options granted to an employee whose status changed from employee to non-employee.

        The following is a summary of the stock option activity for employees and non-employee directors for the last three fiscal years.

	2002		2001		2000
	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price
Outstanding at beginning of year	3,566,633	$21.55	3,087,136	$26.06	2,610,793	$28.29
Granted	1,047,300	10.76	933,500	9.15	523,237	15.26
Exercised	(30,000)	9.01	—	—	—	—
Forfeited	(417,525)	22.34	(454,003)	26.19	(46,894)	29.50

Outstanding at end of year	4,166,408	$18.82	3,566,633	$21.55	3,087,136	$26.06

Exercisable at end of year	2,945,029	$22.16	2,380,167	$25.74	2,206,595	$27.60

Weighted average fair value of options granted		$6.24		$5.08		$4.27

        The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in fiscal years 2002, 2001 and 2000, respectively: risk-free interest rates of 5.0 percent, 5.0 percent and 6.0 percent; expected dividend yields of 0.0 percent, 1.3 percent and 5.0 percent; expected lives of six years; and expected volatility of 60 percent, 62 percent and 39 percent.

        The following table summarizes information about stock options outstanding and exercisable as of the current fiscal year end:

Range of Exercise Price	Number Outstanding as of 4/28/02	Wtd. Avg. Remaining Contractual Life	Wtd. Avg. Exercise Price	Number Exercisable as of 4/28/02	Wtd. Avg. Exercise Price of Exercisable Options
$8.90-$9.30	1,239,200	8.54	$9.13	476,000	$9.01
$10.45-$14.75	941,900	7.29	$13.30	486,500	$13.38
$16.81-$28.25	1,143,375	3.35	$23.61	1,143,375	$23.61
$28.38-$39.63	841,933	6.05	$32.73	839,154	$32.75

(20) Stockholder Rights Plan

        On September 15, 1998, the Company's Board of Directors adopted a new stockholder rights agreement to replace the previous plan which expired on November 9, 1998, granting certain new rights to holders of the Company's Common stock. Under the new plan, which was effective November 10, 1998, one right was granted for each share of Common stock held as of November 9, 1998, and one right will be granted for each share subsequently issued. Each right entitles the holder, in an unfriendly takeover situation and after paying the exercise price (currently $160), to purchase Fleetwood Common stock having a market value equal to two times the exercise price. Also, if the Company is merged into another corporation, or if 50 percent or more of the Company's assets are sold, then rightholders are entitled, upon payment of the exercise price, to buy common shares of the acquiring corporation at a 50 percent discount from their then current market value. In either situation, these rights are not available to the acquiring party. However, these exercise features will not be activated if the acquiring party makes an offer to acquire all of the Company's outstanding shares at a price which is judged by the Board of Directors to be fair to all Fleetwood shareholders. The rights may be redeemed by the Company under certain circumstances at the rate of $.02 per right. The shareholder rights plan dated September 15, 1998, was amended effective April 30, 2001. The rights will expire on November 9, 2008.

(21) Industry Segment Information

        The Company conducts manufacturing operations principally in two industries, manufactured housing and recreational vehicles, as well as retail operations in the manufactured housing business. On a smaller scale, the Company operates supply companies which provide fiberglass parts, lumber and other wood components to its primary businesses while also generating outside sales. Manufacturing operations are conducted in the United States and to a much lesser extent in Canada. Retail operations are conducted exclusively in the U.S. The operations of the Company's wholly owned insurance and real estate subsidiaries have been included in the "Corporate and Other" category because the impact on consolidated operating income is not material. Operating profit is total revenue less cost of sales and operating expenses. None of the following items have been included in the computation of operating profit for the individual operating segments: corporate expenses, non-operating income and expenses and income taxes. Goodwill for the acquisition of Fleetwood Folding Trailers, Inc. and the acquisition of retail stores was included in total assets of the Recreational Vehicle and housing retail segments, respectively. However, the amortization, prior to adopting SFAS No. 142, was reflected in the Corporate and Other segment operating profit (loss), as well as the $165.9 million impairment recorded in fiscal year 2001. Identifiable assets are those assets used in the operation of each industry segment. Corporate assets primarily consist of cash, investments, deferred tax benefits, cash value of Company-owned life insurance, other assets and idle facilities. Information with respect to industry segments as of April 28, 2002, April 29, 2001, and April 30, 2000, and for each of the years then ended is set forth as follows:

	Manufactured Housing	Recreational Vehicles	Supply Operations	Retail	Corporate and Other	Adjustments and Eliminations	Total
	(Amounts in thousands)
2002
Operating revenues	$842,536	$1,212,904	$34,032	$328,162	$3,417	$(140,604)	$2,280,447

Operating profit (loss) before other charges	$34,371	$(34,819)	$8,895	$(56,339)	$(22,746)	$—	$(70,638)
Other charges	7,035	2,670	—	8,900	1,300	—	19,905

Operating profit (loss)	$27,336	$(37,489)	$8,895	$(65,239)	$(24,046)	$—	$(90,543)

Identifiable assets	$210,410	$329,407	$32,993	$225,154	$186,976	$—	$984,940
Depreciation	9,710	7,402	1,793	7,401	3,455	—	29,761
Amortization	—	—	—	—	3,812	—	3,812
Capital expenditures	3,633	6,518	425	2,685	7,212	—	20,473
2001
Operating revenues	$981,366	$1,206,790	$32,992	$552,904	$2,421	$(245,010)	$2,531,463

Operating profit (loss) before goodwill impairment and other charges	$43,115	$(66,667)	$6,114	$(60,870)	$(28,615)	$—	$(106,923)
Goodwill impairment	—	—	—	—	165,850	—	165,850
Other charges	12,219	6,399	—	16,235	—	—	34,853

Operating profit (loss)	$30,896	$(73,066)	$6,114	$(77,105)	$(194,465)	$—	$(307,626)

Identifiable assets	$217,710	$272,864	$31,239	$337,301	$267,747	$—	$1,126,861
Depreciation	10,545	7,676	1,882	7,398	2,429	—	29,930
Amortization	—	—	—	—	6,616	—	6,616
Capital expenditures	4,579	10,839	1,363	16,034	4,106	—	36,921
2000
Operating revenues	$1,517,681	$1,921,604	$50,447	$591,895	$3,806	$(315,899)	$3,769,534
Operating profit (loss)	69,362	104,082	20,483	3,845	(35,596)	—	162,176
Identifiable assets	253,444	358,034	36,750	529,054	359,411	—	1,536,693
Depreciation	12,396	8,240	1,999	3,575	2,357	—	28,567
Amortization	—	—	—	—	6,513	—	6,513
Capital expenditures	7,352	8,323	1,038	36,142	2,223	—	55,078

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

        The components of the net periodic postretirement benefit cost are as follows (amounts in thousands):

	2002	2001	2000
Service cost—benefits earned during the year	$588	$670	$492
Interest cost on projected benefit obligation	463	1,096	600
Recognized net actuarial gain or loss	597	943	394
Amortization of unrecognized prior service cost	(753)	(642)	—

Net periodic postretirement benefit cost	$895	$2,067	$1,486

        The changes in the benefit obligation and plan assets and the funded status of the postretirement benefit plan are as follows (amounts in thousands):

	April 28, 2002	April 29, 2001
Change in projected postretirement benefit obligation:
Projected benefit obligation at beginning of year	$7,148	$9,507
Service cost	588	670
Interest cost	463	1,096
Actuarial loss	223	221
Net benefits paid	(590)	(470)
Current year prior service cost	—	(3,876)

Projected benefit obligation at end of year	$7,832	$7,148

Funded status	$7,832	$7,148
Unrecognized net actuarial loss	(5,544)	(6,031)
Unrecognized prior service cost	2,481	3,234

Accrued postretirement benefits	$4,769	$4,351

        The discount rate was 6.75 percent in fiscal years 2002 and 2001. The health care cost trend rate for medical and prescription drug benefits begins at 9.00 percent and grades down over seven years to an ultimate level of 5.00 percent per year. The health care cost trend rate for dental and vision benefits begins at 7.00 percent and grades down over seven years to an ultimate level of 5.00 percent per year. A 1.00 percent increase in the assumed health care cost trend rate would increase the total service cost and interest cost by $198,000 and the accumulated postretirement benefit obligation (APBO) by $1,275,000. A 1.00 percent decrease in the assumed health care cost trend rate would decrease the total service cost and interest cost by $171,000 and the APBO by $1,117,000.

        As of January 1, 2002, the postretirement medical plan was amended to reduce the level of otherwise anticipated cost increases through changes in benefits and in postretirement medical plan premiums charged to participants. The effect of the amendment was primarily prospective and did not materially affect the measurement of the APBO or postretirement benefit expense in 2002.

Schedule II — Valuation and Qualifying Accounts

	Balance at beginning of period	Additions charged to costs and expenses	Payment or utilization	Balance at end of period
Fiscal year ended April 28, 2002:
Restructuring reserves:
Severance costs	$904	$1,000	$(1,300)	$604
Future lease obligations	—	4,200	—	4,200
Miscellaneous shut-down costs	1,276	2,200	(3,476)	—

	$2,180	$7,400	$(4,776)	$4,804

Product warranty reserves	$59,818	$106,206	$(97,978)	$68,046
Insurance reserves	28,523	(29,027)	25,584	25,080
Fiscal year ended April 29, 2001:
Restructuring reserves:
Severance costs	$—	$5,117	$(4,213)	$904
Retail commissions	—	2,275	(2,275)	—
Miscellaneous shut-down costs	—	4,786	(3,510)	1,276

	$—	$12,178	$(9,998)	$2,180

Product warranty reserves	$63,492	$101,064	$(104,738)	$59,818
Insurance reserves	26,241	28,477	(26,195)	28,523
Fiscal year ended April 30, 2000:
Product warranty reserves	$59,631	$122,687	$(118,826)	$63,492
Insurance reserves	26,429	25,334	(25,522)	26,241

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        We terminated our engagement of Arthur Andersen as independent auditors on April 2, 2002. The decision to terminate the engagement of Arthur Andersen was recommended by our Audit Committee and approved by the Board of Directors. Arthur Andersen's report on our financial statements for each of the years ended April 30, 2000 and April 29, 2001, did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. During the years ended April 30, 2000, and April 29, 2001, and the interim period between April 30, 2001 and April 2, 2002, there were no disagreements between us and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Arthur Andersen, would have caused it to make reference to the subject matter of the disagreements in connection with its report.

        During the years ended April 30, 2000, and April 29, 2001, and the interim period between April 30, 2001 and April 2, 2002, there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K promulgated by the Securities and Exchange Commission). During the years ended April 30, 2000, and April 29, 2001, and the interim period between April 30, 2001, and April 2, 2002, we did not consult with Ernst & Young LLP regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, (ii) the type of audit opinion that might be rendered on our financial statements or (iii) any matter that was either the subject of a disagreement (as described above) or a reportable event.

        We provided Arthur Andersen with a copy of the above disclosures and requested that it furnish us with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the above statements. That letter was attached to a Form 8-K we filed on April 5, 2002 to disclose our change in auditors.

        After reasonable efforts, we have been unable to obtain Arthur Andersen's consent to the incorporation by reference of their report for our fiscal years ended April 30, 2000 and April 29, 2001 into our previously filed registration statements under the Securities Act of 1933, and we have not filed that consent with this Annual Report on Form 10-K in reliance upon Rule 437a under the Securities Act. Because we have not been able to obtain Arthur Andersen's consent, you may not be able to recover against Arthur Andersen under Section 11 of the Securities Act for any untrue statements of a material fact contained in our financial statements audited by Arthur Andersen or any omission to state a material fact required to be stated therein.

PART III

Item 10. Directors and Executive Officers of the Registrant

        Except for information concerning the Company's executive officers which is included under the caption "Executive Officers of the Company" following Part I, Item 4 of this report, the information required by Item 10 is incorporated herein by reference from the Company's definitive Proxy Statement for the Company's 2002 annual shareholders' meeting to be filed with the Securities and Exchange Commission no later than 120 days after April 28, 2002.

Item 11. Executive Compensation

        The information required by Item 11 is incorporated herein by reference from the Company's definitive Proxy Statement for the Company's 2002 annual shareholders' meeting to be filed with the Securities and Exchange Commission no later than 120 days after April 28, 2002.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        The information required by Item 12 in incorporated herein by reference from the Company's definitive Proxy Statement for the Company's 2002 annual shareholders' meeting to be filed with the Securities and Exchange Commission no later than 120 days after April 28, 2002.

Item 13. Certain Relationships and Related Transactions

        The information required by Item 13 is incorporated herein by reference from the Company's definitive Proxy Statement for the Company's 2002 annual shareholders' meeting to be filed with the Securities and Exchange Commission no later than 120 days after April 28, 2002.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	Financial Statements
	(1)	Financial Statements included in Part II of this report:
Independent Auditors' Report
Report of Independent Public Accountants
Consolidated Statements of Operations for each of the three years in the period ended April 28, 2002
Consolidated Balance Sheets at April 28, 2002, and April 29, 2001
Consolidated Statements of Cash Flows for each of the three years in the period ended April 28, 2002
Consolidated Statements of Changes in Shareholders' Equity for each of the three years in the period ended April 28, 2002
Notes to Consolidated Financial Statements
	(2)	Financial Statement Schedules Schedule II — Valuation and Qualifying Accounts
All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.
	(3)	Exhibits and Index to Exhibits*:
		3.1	Restated Certificate of Incorporation.(1)
		3.2	Amendment to Restated Certificate of Incorporation.(2)
		3.3	Restated Bylaws of the Company.(2)
		3.4	Amendment and Restatement of Article VII of Bylaws.(3)
		3.5	Amendment and Restatement of Section 3.02 of Bylaws.(3)
		4.1	Rights Agreement dated as of September 15, 1998, between the Company and the First National Bank of Boston.(4)
		4.2	Amendment to Rights Agreement dated as of April 30, 2001, between Fleet National Bank (f/k/a First National Bank of Boston) and the Company.(5)
		4.3	Amended Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock.(3)
		4.4	Amended and Restated Declaration of Trust of Fleetwood Capital Trust dated as of February 10, 1998, by and among Fleetwood Enterprises, Inc. and individual trustees of the Trust.(6)
		4.5	Form of Amended and Restated Declaration of Trust of Fleetwood Capital Trust II, by and among Fleetwood Enterprises, Inc. and the individual trustees of such Trust.(7)
		4.6	Form of Amended and Restated Declaration of Trust of Fleetwood Capital Trust III, by and among Fleetwood Enterprises, Inc. and the individual trustees of such Trust.(7)
		4.7	Indenture dated as of February 10, 1998, by and between Fleetwood Enterprises, Inc. and The Bank of New York, as Trustee, used in connection with Fleetwood Enterprises Inc.'s 6% Convertible Subordinated Debentures due 2028.(6)

4.8	Form of Indenture by and between Fleetwood Enterprises, Inc. and The Bank of New York, as Trustee, used in connection with Fleetwood Enterprises Inc.'s 9.5% Convertible Trust II Subordinated Debentures due February 15, 2013.(8)
4.9	Form of Indenture by and between Fleetwood Enterprises, Inc. and The Bank of New York, as Trustee, used in connection with Fleetwood Enterprises, Inc.'s 9.5% Convertible Trust III Subordinated Debentures due February 15, 2013.(8)
4.10	Preferred Securities Guarantee Agreement dated as of February 10, 1998, by and between Fleetwood Enterprises, Inc. and The Bank of New York, as preferred guarantee trustee.(6)
4.11	Form of Preferred Securities Guarantee Agreement, by and between Fleetwood Enterprises Inc. and The Bank of New York, as preferred guarantee trustee.(7)
4.12	Form of Cash Offer Preferred Securities Guarantee Agreement, by and between Fleetwood Enterprises, Inc. and The Bank of New York, as preferred guarantee trustee.(7)
4.13	Form of Common Securities Guarantee Agreement, by Fleetwood Enterprises, Inc. in favor of the holders of the common securities of Fleetwood Capital Trust II.(7)
4.14	Form of Cash Offer Common Securities Guarantee Agreement, by Fleetwood Enterprises, Inc. in favor of the holders of the common securities of Fleetwood Capital Trust III.(7)
10.1	Form of employment agreement between the Company and senior executive officers.(3)*
10.2	Form of employment agreement re: change in control between the Company and senior officers.(3)*
10.3	Amended and Restated Deferred Compensation Plan.(9)*
10.4	Amended and Restated Supplemental Benefit Plan.(9)*
10.5	Amended and Restated Long-Term Incentive Compensation Plan.(9)*
10.6	Amended and Restated Benefit Restoration Plan.(9)*
10.7	Amended and Restated 1992 Stock-Based Incentive Compensation Plan.(3)*
10.8	Amended and Restated 1992 Non-Employee Director Stock Option Plan.(3)*
10.9	Senior Executive Incentive Compensation Plan.(10)*
10.10	Operating Agreement between Fleetwood Enterprises, Inc. and Fleetwood Credit Corp.(9)
10.11	Form of Indemnification Agreement.(3)*
10.12	Operating Agreement dated as of February 7, 2001, between the Company and Associated Dealers, Inc. (ADI).(3)
10.13	Credit Agreement dated as of July 27, 2001, among the Company, Fleetwood Holdings, Inc. and its subsidiaries, Fleetwood Retail Corp. and its subsidiaries, the banks and other financial institutions signatory thereto, and Bank of America, N.A., as administrative agent and collateral agent.(3)

	10.14	First Amendment to Credit Agreement and Consent of Guarantors, dated as of December 4, 2001, among the Company, Fleetwood Holdings, Inc. and its subsidiaries, Fleetwood Retail Corp. and its subsidiaries, the banks and other financial institutions signatory thereto, and Bank of America, N.A., as administrative agent and collateral agent.(11)
	10.15	Second Amendment to Credit Agreement and Security Agreement and Consent of Guarantors, dated as of December 4, 2001, among the Company, Fleetwood Holdings, Inc. and its subsidiaries, Fleetwood Retail Corp. and its subsidiaries, the banks and other financial institutions signatory thereto, and Bank of America, N.A., as administrative agent and collateral agent.(11)
	10.16	Form of Third Amendment to Credit Agreement and Security Agreement and Consent of Guarantors, dated as of December 7, 2001, among the Company, Fleetwood Holdings, Inc. and its subsidiaries, Fleetwood Retail Corp. and its subsidiaries, the banks and other financial institutions signatory thereto, and Bank of America, N.A., as administrative agent and collateral agent.(12)
	10.17	Fourth Amendment to Credit Agreement and Security Agreement and Consent of Guarantors, dated as of July 12, 2002, among the Company, Fleetwood Holdings, Inc. and its subsidiaries, Fleetwood Retail Corp. and its subsidiaries, the banks and other financial institutions signatory thereto, and Bank of America, N.A., as administrative agent and collateral agent.(12)
	10.18	Form of Employment Agreement between the Company and certain senior executive officers, adopted July 2002.*
	10.19	Warrant dated August 30, 2001 to Bain & Company, Inc.(13)
	11	Statement of Computation of Per Share Earnings. All information required by Exhibit 11 is presented in Note 18 of the Company's Consolidated Financial Statements in accordance with the provisions of SFAS No. 128.
	16	Letter regarding change in certifying accountant.(14)
	21	Subsidiaries of the Registrant.
	23.1	Consent of Independent Auditors, Ernst & Young LLP.
	23.2	Note regarding consent of Arthur Andersen LLP.
(b)	Reports on Form 8-K
On April 2, 2002, the Company announced the termination of Arthur Andersen LLP as its independent auditor and the hiring of Ernst & Young LLP as its new independent auditor.
*
Management contract or compensatory plan or arrangement:

(1)
Incorporated by reference to the Company's 10-K Annual Report for the year ended April 28, 1985.

(2)
Incorporated by reference to the Company's 10-K Annual Report for the year ended April 26, 1987.

(3)
Incorporated by reference to the Company's 10-K Annual Report for the year ended April 29, 2001.

(4)
Incorporated by reference to the Company's Registration Statement on Form 8-A on October 28, 1998.

(5)
Incorporated by reference to the Company's Report on Form 8-K filed on May 30, 2001.

(6)
Incorporated by reference to the Company's Registration Statement on Form S-4 filed April 9, 1998.

(7)
Incorporated by reference to the Company's Registration Statement on Form S-4/A filed December 10, 2001.

(8)
Incorporated by reference to the Company's Registration Statement on Form S-4/A filed December 11, 2001.

(9)
Incorporated by reference to the Company's 10-K Annual Report for the year ended April 28, 1996.

(10)
Incorporated by reference to the Company's 10-K Annual Report for the year ended April 24, 1994.

(11)
Incorporated by reference to the Company's Report on Form 8-K filed December 5, 2001.

(12)
Incorporated by reference to the Company's Report on Form 8-K filed July 17, 2002.

(13)
Incorporated by reference to the Company's Registration Statement on Form S-3 filed November 19, 2001.

(14)
Incorporated by reference to the Company's Report on Form 8-K filed April 5, 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLEETWOOD ENTERPRISES, INC. REGISTRANT
By	/s/ BOYD R. PLOWMAN

Boyd R. Plowman Executive Vice President and Chief Financial Officer

Date: July 25, 2002

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ THOMAS B. PITCHER Thomas B. Pitcher	Interim Chairman	July 25, 2002
/s/ DAVID S. ENGELMAN David S. Engelman	Interim President, Chief Executive Officer and Director (Principal Executive Officer)	July 25, 2002
/s/ BOYD R. PLOWMAN Boyd R. Plowman	Executive Vice President, Chief Financial Officer and Assistant Secretary (Principal Financial Officer)	July 25, 2002
/s/ JAMES F. SMITH James F. Smith	Vice President-Controller and Chief Accounting Officer (Principal Accounting Officer)	July 25, 2002
/s/ PAUL D. BORGHESANI Paul D. Borghesani	Director	July 25, 2002
/s/ DOUGLAS M. LAWSON Douglas M. Lawson	Director	July 25, 2002

/s/ JOHN T. MONTFORD John T. Montford	Director	July 25, 2002
/s/ GLENN F. KUMMER Glenn F. Kummer	Director	July 25, 2002
MARGARET S. DANO Margaret S. Dano	Director	July 25, 2002
/s/ WALTER F. BERAN Walter F. Beran	Director	July 25, 2002
/s/ JAMES L. DOTI James L. Doti	Director	July 25, 2002
LOREN K. CARROLL Loren K. Carroll	Director	July 25, 2002

QuickLinks

FLEETWOOD ENTERPRISES, INC. PART I
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7a. Quantitative and Qualitative Disclosures About Market Risk
FLEETWOOD ENTERPRISES, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE FOR THE YEAR ENDED APRIL 28, 2002
  Item 8. Financial Statements and Supplementary Data
INDEPENDENT AUDITORS' REPORT
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
PART IV
  Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES