Form 10-Q
period 2002-07-28
FLEETWOOD ENTERPRISES INC/DE/
filed 2002-09-05
CIK 314132

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 28, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of Common stock as of the latest practicable date.

Class	Outstanding at August 29, 2002
Common stock, $1 par value	35,787,032 shares

PART I    FINANCIAL INFORMATION

Independent Accountants' Review Report

Board of Directors and Shareholders
Fleetwood Enterprises, Inc.

We have reviewed the accompanying condensed consolidated balance sheet and the related condensed consolidated statements of operations, changes in shareholders' equity, and cash flows of Fleetwood Enterprises, Inc. as of July 28, 2002, and for the thirteen-week period ended July 28, 2002. These financial statements are the responsibility of the Company's management. The condensed consolidated statements of operations and cash flows of Fleetwood Enterprises, Inc. for the thirteen-week period ended July 29, 2001 were reviewed by other accountants whose report dated August 29, 2001 stated that they were not aware of any material modifications that should be made to those statements for them to be in conformity with accounting principles generally accepted in the United States.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements at July 28, 2002, and for the thirteen-week period then ended for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Fleetwood Enterprises, Inc. as of April 28, 2002, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the year then ended (not presented herein), and in our report dated July 12, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of April 28, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                      /s/ Ernst & Young LLP

Orange County, California
August 27, 2002

FLEETWOOD ENTERPRISES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except share data)

	July 28, 2002	April 28, 2002
	(Unaudited)
Assets
Cash	$—	$26,083
Marketable investments available for sale	133,985	85,064
Receivables	144,883	146,011
Inventories	218,233	218,005
Deferred taxes	22,207	27,833
Income tax receivable	5,689	23,666
Other current assets	17,213	16,812

Total current assets	542,210	543,474
Property, plant and equipment, net	271,399	273,695
Deferred taxes	66,408	73,050
Cash value of Company-owned life insurance	60,360	61,296
Goodwill and intangible assets	6,366	6,366
Other assets	30,120	27,059

	$976,863	$984,940

Liabilities and Shareholders' Equity
Book overdraft	$5,125	$—
Accounts payable	79,378	78,446
Employee compensation and benefits	68,274	65,721
Product warranty reserve	66,789	68,046
Retail flooring liability	11,478	24,241
Other short-term borrowings	6,149	10,412
Other current liabilities	95,413	94,214

Total current liabilities	332,606	341,080
Deferred compensation and retirement benefits	63,616	62,151
Insurance reserves	26,482	25,080
Long-term debt	2,564	8,741

Total liabilities	425,268	437,052

Commitments and contingencies
Company-obligated mandatorily redeemable convertible preferred securities of Fleetwood Capital Trusts I, II and III holding solely convertible subordinated debentures of the Company	373,453	373,145

Shareholders' equity:
Preferred stock, $1 par value, authorized 10,000,000 shares, none outstanding	—	—
Common stock, $1 par value, authorized 75,000,000 shares, outstanding 35,787,000 at July 28, 2002, and 35,290,000 at April 28, 2002	35,787	35,290
Additional paid-in capital	250,142	245,983
Retained deficit	(103,857)	(102,337)
Accumulated other comprehensive loss	(3,930)	(4,193)

	178,142	174,743

	$976,863	$984,940

See accompanying notes to condensed consolidated financial statements.

FLEETWOOD ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands except share and per share data)
(Unaudited)

	13 Weeks Ended
	July 28, 2002		July 29, 2001
Net sales:
Manufacturing	$571,739		$490,347
Retail	72,807		108,511
Less intercompany	(33,271)		(34,726)

	611,275		564,132
Cost of products sold	489,256		453,840

Gross profit	122,019		110,292
Operating expenses	112,838		119,905

Operating income (loss)	9,181		(9,613)
Other income (expense):
Investment income	752		1,007
Interest expense	(2,690)		(5,581)
Other	(343)		23

	(2,281)		(4,551)

Income (loss) before (provision) benefit for income taxes, minority interest and cumulative effect of accounting change	6,900		(14,164)
(Provision) benefit for income taxes	(3,374)		5,826
Minority interest in Fleetwood Capital Trusts I, II and III, net of income taxes	(5,046)		(2,789)

Loss before cumulative effect of accounting change	(1,520)		(11,127)
Cumulative effect of accounting change, net of income taxes	—		(80,635)

Net loss	$(1,520)		$(91,762)

	Basic	Diluted	Basic	Diluted
Loss per Common share:
Loss before cumulative effect of accounting change	$(.04)	$(.04)	$(.34)	$(.34)
Cumulative effect of accounting change, net of income taxes	—	—	(2.46)	(2.46)

Net loss per Common share	$(.04)	$(.04)	$(2.80)	$(2.80)

Weighted average Common shares	35,694	35,694	32,756	32,756

Dividends declared per share of Common stock outstanding	—		$.04

See accompanying notes to condensed consolidated financial statements.

FLEETWOOD ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	13 Weeks Ended
	July 28, 2002	July 29, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,520)	$(91,762)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	6,353	6,892
Amortization of financing costs	1,121	—
Impairment of goodwill	—	80,635
(Gain) loss on sales of property, plant and equipment	343	(955)
Issuance of stock in lieu of cash for minority interest distribution	4,464	—
Changes in assets and liabilities—
(Increase) decrease in receivables	1,128	(6,046)
(Increase) decrease in inventories	(228)	12,238
Decrease in income tax receivable	17,977	43,447
Decrease in deferred tax benefits	12,268	4,852
(Increase) decrease in cash value of Company-owned life insurance	936	(590)
Increase in other assets	(4,275)	(2,634)
Increase in accounts payable and book overdraft	6,057	9,758
Increase (decrease) in employee compensation and benefits	4,018	(1,106)
Decrease in product warranty reserve	(1,257)	(2,720)
Increase in other liabilities	2,601	14,770

Net cash provided by operating activities	49,986	66,779

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable investments available for sale	(197,592)	(550,634)
Proceeds from sale of marketable investments available for sale	148,660	551,091
Purchases of property, plant and equipment, net	(4,400)	(3,186)

Net cash used in investing activities	(53,332)	(2,729)

CASH FLOWS FROM FINANCING ACTIVITIES:
Retail flooring	(12,763)	(25,831)
Short-term bank borrowings	(4,263)	—
Long-term debt	(6,177)	(11,812)
Proceeds from exercise of stock options	192	43
Dividends to Common shareholders	—	(1,311)
Motor home chassis inventory financing	—	(11,135)

Net cash used in financing activities	(23,011)	(50,046)

Foreign currency translation adjustment	274	936

Increase (decrease) in cash	(26,083)	14,940
Cash at beginning of period	26,083	36,602

Cash at end of period	$—	$51,542

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for—
Interest	$2,542	$3,772
Income taxes	468	796

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued in settlement of acquisition-related liability	$—	$400

See accompanying notes to condensed consolidated financial statements.

FLEETWOOD ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES
IN SHAREHOLDERS' EQUITY
(Unaudited)
(Amounts in thousands)

	Common Stock				Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Amount	Additional Paid-In Capital	Retained Deficit		Total Shareholders' Equity
Balance April 28, 2002	35,290	$35,290	$245,983	$(102,337)	$(4,193)	$174,743

Comprehensive income (loss):
Net loss	—	—	—	(1,520)	—	(1,520)
Other comprehensive income (loss):
Foreign currency translation, net of taxes of $154	—	—	—	—	274	274
Investment securities, net of taxes of $6	—	—	—	—	(11)	(11)

Comprehensive income (loss)						(1,257)

Stock options exercised (including related tax benefits)	20	20	172	—	—	192
Stock issued for minority interest distribution	477	477	3,987	—	—	4,464

Balance July 28, 2002	35,787	$35,787	$250,142	$(103,857)	$(3,930)	$178,142

See accompanying notes to condensed consolidated financial statements.

FLEETWOOD ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 28, 2002
(Unaudited)

1)    Basis of Presentation

        Fleetwood Enterprises, Inc. (the "Company") is the nation's largest manufacturer of recreational vehicles, including motor homes, travel trailers, folding trailers and slide-in-truck campers, and one of the nation's largest producers and retailers of manufactured housing. The Company conducts manufacturing in 16 states within the U.S., and to a much lesser extent in Canada. In addition, it operates five supply companies, which provide components for the manufactured housing and recreational vehicle operations, while also generating outside sales. The accompanying financial statements consolidate the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain amounts previously reported have been reclassified to conform to the 2003 presentation.

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements. Actual results could differ from those estimates. Significant estimates made in preparing these financial statements include the reserve for excess and obsolete inventory, accrued warranty costs, workers' compensation reserves, and accrued postretirement health care benefits.

        In the opinion of the Company's management, the accompanying condensed consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position at July 28, 2002 and results of operations for the thirteen-week periods ended July 28, 2002 and July 29, 2001. The condensed consolidated financial statements do not include footnotes and certain financial information normally presented annually under generally accepted accounting principles and, therefore, should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended April 28, 2002. Results of operations for the thirteen-week period ended July 28, 2002 are not necessarily indicative of results to be expected for the full year.

2)    Industry Segment Information

        Information with respect to industry segments for the periods ended July 28, 2002 and July 29, 2001 is shown below (amounts in thousands):

	13 Weeks Ended July 28, 2002	13 Weeks Ended July 29, 2001
OPERATING REVENUES:
Manufactured housing—
Manufacturing	$191,339	$216,232
Less intercompany	(33,271)	(34,726)

	158,068	181,506
Retail	72,807	108,511

Total housing	230,875	290,017
Recreational vehicles	370,950	266,308
Supply operations	9,450	7,807

	$611,275	$564,132

OPERATING INCOME (LOSS):
Manufactured housing*	$3,004	$21,029
Housing—retail**	(9,672)	(12,019)
Recreational vehicles	17,663	(17,810)
Supply operations	1,013	2,207
Corporate and other	(2,827)	(3,020)

	$9,181	$(9,613)

* After addition for changes in intercompany profit in inventory as follows:
	$2,243	$4,838

** Before deduction of interest expense on inventory floor plan financing as follows:
	$644	$1,495

3)    Earnings Per Share

        Basic earnings per share are computed by dividing income available to Common shareholders by the weighted average number of Common shares outstanding. The effect of stock options and preferred securities was anti-dilutive and was, therefore, not considered in determining diluted loss per share. The table below shows the components of the calculations for both basic and diluted earnings per share (amounts in thousands):

	13 Weeks Ended July 28, 2002		13 Weeks Ended July 29, 2001
	Loss	Weighted Average Shares	Loss	Weighted Average Shares
Basic and diluted loss before cumulative effect of accounting change	$(1,520)	35,694	$(11,127)	32,756
Cumulative effect of accounting change	—	—	(80,635)	32,756

Basic and diluted loss	$(1,520)	35,694	$(91,762)	32,756

Anti-dilutive options and warrants available		4,258		2,654

Anti-dilutive convertible trust preferred securities		21,631		5,901

4)    Inventory Valuation

        Inventories are valued at the lower of cost (first-in, first-out) or market. Manufacturing cost includes materials, labor and manufacturing overhead. Retail finished goods are valued at cost less intercompany manufacturing profit. Inventories consist of the following:

	July 28, 2002	April 28, 2002
	(Amounts in thousands)
Manufacturing inventory—
Raw materials	$95,299	$97,076
Work in process	26,092	22,597
Finished goods	12,048	8,423

	133,439	128,096

Retail inventory—
Finished goods	105,881	113,239
Less manufacturing profit	(21,087)	(23,330)

	84,794	89,909

	$218,233	$218,005

5)    Book Overdraft

        Cash on the balance sheet reflects a zero balance in the current quarter with a $5.1 million book overdraft in liabilities representing checks issued that have not cleared the bank as of July 28, 2002. As checks clear the bank they are funded from cash receipts and if necessary, short-term borrowings. Throughout a quarter, the book balance is commonly maintained in an overdraft position. Historically, the book balance at a quarter-end has been positive as a result of liquidating sufficient short-term marketable investments to exceed outstanding checks. For the quarter ended July 28, 2002, the liquidation of short-term investments for financial presentation purposes was not done.

6)    Cumulative Effect of Accounting Change

        In the first quarter of fiscal year 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which requires that goodwill not be amortized but instead be tested at least annually for impairment and expensed against earnings when the implied fair value of a reporting unit, including goodwill, is less than its carrying amount. As a result of our review of two reporting units, we determined, with the assistance of a third party appraiser, that the remaining goodwill on the retail housing reporting unit was fully impaired as of April 30, 2001. Since the determination was not made until the fourth quarter of fiscal year 2002, the first quarter's reported results were restated to reflect the goodwill impairment of $80.6 million or $2.46 per diluted share as a cumulative effect of an accounting change. The net loss prior to restatement was $11.1 million or 34 cents per diluted share. The restated net loss was $91.8 million or $2.80 per diluted share for the quarter ended July 28, 2002.

7)    Other Comprehensive Loss

        The difference between net loss and total comprehensive loss for the thirteen weeks ended July 28, 2002 and the thirteen weeks ended July 29, 2001 was a gain on foreign currency translation of $274,000 and $936,000, respectively, and an unrealized loss on investments of $11,000 and $35,000, respectively.

8)    New Accounting Pronouncement

        In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that opinion). SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions than were included under the previous standards. Effective April 29, 2002, the Company adopted SFAS 144, which did not have an effect on its consolidated results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Preliminary Note Regarding Forward-Looking Statements

        This Quarterly Report on Form 10-Q contains statements which may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. Forward-looking statements regarding future events and the future performance of the Company involve risks and uncertainties that could cause actual results to differ materially. These risks and uncertainties include, without limitation, ongoing weakness in the manufactured housing market, the potential impact on demand for our products as a result of declining consumer confidence, continued acceptance of the Company's products, the availability of manufactured housing wholesale and retail financing in the future and changes in retail inventory levels in the manufactured housing and recreational vehicle industries. Although management believes that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. Fleetwood undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may arise from changing circumstances or unanticipated events. Additionally, other risks and uncertainties are described in our Annual Report on Form 10-K for the fiscal year ended April 28, 2002 filed with the Securities and Exchange Commission, under "Item 1-Business," including the section therein entitled "Risks Relating to Our Business," and "Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations," including the section therein entitled "Business Outlook."

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

        Most manufacturing sales are made for cash, with most dealers financing their purchases under flooring arrangements with banks or finance companies. Products are not sold on consignment; dealers do not have the right to return products; and dealers are typically responsible for interest costs to floor plan lenders. On average, we receive payments from floor plan lenders on products sold to independent dealers within 15 days of the invoice date, i.e. the date product is shipped.

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

Insurance Reserves

        Generally, we are self-insured for workers' compensation and product liability and personal injury insurance. Under these plans, liabilities are recognized for claims incurred, including those incurred but not recorded, changes in the reserves related to prior claims and an administration fee. At the time a claim is filed, a liability is estimated to settle the claim. The liability for workers' compensation claims is determined by state statute. Factors considered in establishing the estimated liability for a product liability and personal injury claims are the nature of the claim, the geographical region in which the claim originated, loss history, severity of the claim, the professional judgment of our legal counsel, and inflation. Any material change in the aforementioned factors could have an adverse impact on our operating results. We maintain excess liability insurance with outside insurance carriers to minimize our risks related to catastrophic claims.

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

Legal Proceedings

        We are currently involved in certain legal proceedings involving primarily former employees and products. Because of the uncertainties related to the outcome of the litigation and range of loss on cases other than breach of warranty, we are unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. In other cases, including products liability (discussed above) and personal injury cases, we prepare estimates based on historical experience, the professional judgment of our legal counsel, and other assumptions that we believe are reasonable. As additional information becomes available, we reassess the potential liability related to our pending litigation and revise our estimates. Such revisions and any actual liability that greatly exceeds our estimates could materially impact our results of operation and financial position.

Repurchase Commitments

        Producers of recreational vehicles and manufactured housing customarily enter into repurchase agreements with lending institutions that provide wholesale floor plan financing to independent dealers. These agreements generally provide that, in the event of a default by a dealer in its obligation to these credit sources, we will repurchase product, at declining prices over the term of the agreements, typically over 12 to 18 months. We then resell any repurchased product through our dealer network. We estimate our exposure under these agreements based on the financial strength of our dealers, the amount of inventory covered by the agreement, and our ability to resell the repurchased product. In addition, we have also considered the impact of the recent announcement by a major manufactured housing wholesale floor plan lender that it is exiting the floor plan business and calling for an early termination or workout of its remaining accounts with retailers, including many with whom we do business.

Results of Operations

        The following is an analysis of changes in key items included in the condensed consolidated statements of operations for the 13-week period ended July 28, 2002, compared to the 13-week period ended July 29, 2001.

	13 Weeks Ended July 28, 2002
	(Unaudited)
(Amounts in thousands)	Increase (Decrease)	% Change
Net sales	$47,143	8.4%
Cost of products sold	35,416	7.8

Gross profit	11,727	10.6
Selling expenses	658	1.3
General and administrative expenses	(7,725)	(11.5)

Operating expenses	(7,067)	(5.9)

Operating income	18,794	—
Other expense	(2,270)	(49.9)

Income before taxes, minority interest and cumulative effect of accounting change	21,064	—
Provision for income taxes	9,200	—
Minority interest in Fleetwood Capital Trusts, net of income tax	2,257	80.9

Loss before cumulative effect of accounting change	(9,607)	(86.3)
Cumulative effect of accounting change, net of income taxes	(80,635)	—

Net loss	$(90,242)	(98.3)%

Current Quarter Compared to Same Quarter Last Year

Consolidated Results:

        We incurred a net loss in the first quarter of fiscal 2003 of $1.5 million or 4 cents per diluted share compared to a loss of $91.8 million or $2.80 per diluted share in last year's July quarter. Last year's net loss was previously reported as $11.1 million or 34 cents per diluted share, but was restated for an $80.6 million or $2.46 per diluted share cumulative effect of an accounting change, net of tax, related to the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets."    The loss in the current period was primarily attributed to a loss at the housing retail operation and the after-tax cost of distributions on the convertible trust preferred securities. Income from manufacturing operations, particularly recreational vehicles, nearly offset these losses. Recreational vehicle sales increased by 39 percent and income from RV operations swung from a loss of $17.8 million in the prior year to an operating profit of $17.7 million for the current July quarter. Housing's manufacturing segment earned $3.0 million this year, including intercompany profit, compared to $21.0 million in the prior year on a 12 percent reduction in sales.

        Consolidated revenues increased $47.1 million or 8 percent to $611.3 million compared to $564.1 million in last year's first quarter. All recreational vehicle business segments experienced increased sales due to improved market conditions, while housing revenues declined as a result of further deterioration in an already restrictive financing environment.

        Gross margin rose from 19.6 percent to 20.0 percent mainly due to improved RV Group margins. Gross profit for the RV segment increased from 10.8 percent to 16.4 percent of sales in the current year, primarily due to a shift in product mix to higher-priced diesel products and mid-year price increases that more than offset higher costs. Gross margins for the manufactured housing segment declined from 25.3 percent to 21.5 percent as a result of price competition and a more competitive product mix of units containing additional features at lower margins. Retail housing margins continued to be lower than normal due to the challenging market conditions and competition with sales of repossessed homes.

        Operating expenses decreased $7.1 million in the first quarter to $112.8 million, and fell as a percentage of sales from 21.3 percent to 18.5 percent in the current quarter. The dollar decrease was primarily due to the downsizing of manufacturing and retail operations in prior quarters and lower recreational vehicle product warranty expense. Selling expenses increased $658,000, but fell as a percentage of sales from 9.3 percent in the prior year to 8.7 percent for the current quarter. The slight dollar increase was mainly due to higher point-of-purchase and trade show expenses. General and administrative expenses declined $7.7 million and decreased as a percentage of sales from 12.0 percent to 9.8 percent due to staff reductions resulting from manufacturing plant and retail store cost-reduction initiatives.

        Other expense decreased by half to $2.3 million, mainly due to lower interest expense on the credit facility this year compared to the unsecured debt last year. Included in last year's interest expense total was $3.9 million of interest on senior unsecured notes payable of which $2.3 million was incurred for yield maintenance charges related to the early retirement of the senior unsecured notes on July 30, 2001. Investment income was down 25 percent from the prior year as a result of lower interest rates.

Recreational Vehicles:

        Recreational vehicle sales increased 39 percent to $371.0 million compared to $266.3 million for last year's first quarter. Motor home sales led the group with a 63 percent increase to $218.3 million compared to $134.1 million in the prior year. Motor homes' strong performance was the result of improved market conditions and customer acceptance of three new diesel products. Deliveries of Class A diesel products surged 73 percent during the quarter. Travel trailer revenues were $121.8 million, up $15.3 million or 14 percent on a similar increase in unit volume, also a reflection of improving market conditions. Folding trailer sales rose 20 percent to $30.8 million on a 14 percent rise in unit volume. The disproportionate increase in folding trailer revenues to shipments reflects the sales growth of the larger, higher-priced Caravan product since July 2001.

        The RV Group's turnaround in profitability from a loss of $17.8 million in the prior year to an operating profit of $17.7 million for the recent July quarter was mainly due to the increase in diesel sales, which have higher selling prices and gross margins. Motor home, travel trailer and folding trailer operations all achieved higher sales and operating income over the first quarter of the prior year. Operating expenses declined $3.5 million and decreased from 17.5 percent of sales to 11.6 percent in the current year. The largest declines were in product-warranty costs and payroll-related expenses due to staff reductions.

Manufactured Housing:

        Gross manufacturing revenues of $191.3 million were off 12 percent from the prior year and included $33.3 million of intercompany sales to Company-owned retail home centers. Manufacturing unit volume declined 17 percent to 6,462 homes, but the number of sections was off a lesser 16 percent to 11,845 due to the continuing shift in sales mix toward multi-section homes. Multi-section homes represented 81 percent of factory sales versus 78 percent last year.

        Sales volume was below the prior year because of a weaker manufactured housing market, which has been adversely affected by competition from repossessed units and restrictive retail financing conditions. This condition has further deteriorated in the past seven months, with the second largest retail lender and the largest inventory floor plan lender announcing they are exiting the business.

        Operating income, before elimination of the change in intercompany profit, decreased from $16.2 million to $761,000, and operating margin fell from 7.5 percent to 0.4 percent of sales. The decrease in earnings was due to the decline in volume and erosion of gross margin caused by the competitive market conditions. Gross profit margin for the housing group decreased from 25.3 percent to 21.5 percent of sales, mainly as a result of adding features without corresponding price increases to improve the competitiveness of the product. Housing Group operating costs increased by $1.7 million as a result of higher product-warranty and service costs.

Retail Housing Operations:

        Retail housing revenues decreased 33 percent to $72.8 million in the first quarter on a 43 percent decline in unit sales due to difficult market conditions and fewer retail stores. During FRC's fiscal quarter ended June 30, 2002, the average number of stores operated was down 28 percent from 191 stores last year to 137 stores this year. The retail division incurred an operating loss of $9.7 million for the current quarter compared to a loss of $12.0 million a year ago. The operating loss was lower despite the revenues dropping by a third due to improved gross margin and a 23 percent reduction in operating expenses resulting from lower volume, store closures and reduced staffing. Interest expense on inventory financing decreased by 57 percent from $1.5 million to $644,000, reflecting the 35 percent drop in inventories and lower interest rates. The retail housing segment was operating 135 stores at the end of July compared to 156 a year ago.

Supply Operations:

        The supply group contributed first quarter revenues of $9.5 million compared to $7.8 million a year ago. Operating income decreased to $1.0 million despite higher sales due to a product mix shift to less profitable businesses.

Fleetwood Retail Corp.
Key Statistics

	Quarter Ended*
	June 2002	June 2001
Number of retail stores
Beginning	138	216
New	1	3
Closed	(3)	(24)
Transferred	0	(30)

Ending	136	165
Average number of retail stores	137	191
Unit volume
Retail—new
Single-section	254	561
Multi-section	1,056	1,599

Total	1,310	2,160
Retail—pre-owned	195	486

Grand total	1,505	2,646

Average number of homes sold per store	11	14
Average sales price
New
Single-section	$27,180	$27,967
Multi-section	$53,262	$53,499
Pre-owned	$10,541	$8,054
Average unit inventory per store at quarter end
New	19	23
Pre-owned	3	5
*
The above statistics are as of Fleetwood Retail Corp.'s (FRC) first fiscal quarter end, which is the last day in June. Unless noted otherwise, all other statistics in this report related to FRC are as of Fleetwood Enterprises, Inc.'s first fiscal quarter ended July 28, 2002.

Business Outlook

        Late in calendar year 2001, the wholesale motor home market, particularly for gasoline powered Class A products, began to improve after about 20 months of decline. The combination of the improved market and positive acceptance of our new products has been reflected in increased market share and improved production rates, generating the best quarterly earnings in over two years.

        With the current low interest rates, reduced dealer inventories, the introduction of new products and significant restructuring costs behind us, we expect our recreational vehicle group will achieve improved operating results in fiscal 2003 over fiscal 2002. However, the anticipated improved results of our recreational vehicle group could be at risk if the recent volatility in the stock market begins to undermine consumer confidence, which is a key factor affecting the recreational vehicle industry.

        Conditions in the manufactured housing market have been in decline since 1999, but further deteriorated in the last six months. Excess retail locations and inventory, competition from repossessed homes, more stringent lending standards and relatively high retail interest rates for manufactured housing have adversely affected the industry. These conditions were aggravated by several developments early in calendar 2002. As a result of the exit of several consumer lenders, there has been a reduction in the volume of loans being written, particularly in the chattel (home only) portion of the business and single-section homes. Further, new legislation in Texas, the largest manufactured home market in the country, requires many of the procedures and legal processes employed in the sale of conventional housing to be applied to sales of manufactured homes, which has resulted in lost or delayed sales. Finally, Conseco Finance Servicing Corp. (Conseco), the largest floor plan lender in the country, announced its withdrawal from that business in March 2002. In addition, it has been reported that another large housing wholesale floor plan lender may be exiting the business. The exit of another lender could prove disruptive in the short term if dealers reduce orders, or even go out of business. Since Conseco's announcement, dealers' transition to other floor plan sources has been orderly and we have experienced no difficulty in finding ample alternative sources of inventory financing. Although industry manufacturing and retail capacities have been reduced, weak market conditions are expected to continue until retail financing conditions improve.

        The operating environment in fiscal year 2003 for manufactured housing will continue to be challenging. Results in the first quarter of fiscal 2003 were adversely affected by the continuing weakness in the market and it is expected that this trend will continue throughout fiscal year 2003. We anticipate that we will incur operating losses at our manufactured housing retail subsidiary in fiscal year 2003, although we expect to achieve profitability in the manufacturing segment of both the housing and recreational vehicle groups and generate positive cash flow from operations.

Liquidity and Capital Resources

        We have historically relied upon internally generated cash flows to satisfy working capital needs and to fund capital expenditures. In recent periods, however, primarily due to operating losses, we have used external funding sources to supplement internal cash flows. Cash totaling $50.0 million was generated from operating activities during the current quarter compared to $66.8 million one year ago. The reduced cash flow from operations resulted primarily from a $30.2 million refund of Federal taxes from a carry-back of losses to prior periods and a $12.7 million increase in accounts payable, employee compensation and other liabilities. Cash and marketable investments increased $17.8 million from $111.1 million as of April 28, 2002, to $128.9 million, including the $5.1 million book overdraft, at the end of July 2002. The increase in cash and marketable investments occurred despite reducing retail inventory financing by $12.8 million, the payment of $6.0 million to retire the long-term bank loan and a $4.3 million reduction to short-term borrowings, which totaled $6.1 million at quarter-end.

        Additional cash outlays in the current quarter included $4.4 million in net capital expenditures. The Company paid dividends of $1.3 million in the first quarter of the prior year and had net capital expenditures of $3.2 million. Distributions on the convertible trust preferred securities were deferred on the 6% issue and paid in Common stock on the 9.5% issue.

        Subsequent to quarter end, FRC received funding from Textron Financial Corporation for floor plan financing under a new credit facility. Of the $14.7 million of proceeds received, $3.7 million was used to pay down the floor plan liability due Conseco, and the other $11.0 million was used to finance inventory purchased previously with internally generated funds.

        We believe the combination of our current holdings of cash and short-term marketable investments, estimated future cash flows from operations and existing credit facilities will be sufficient to satisfy our foreseeable cash requirements for the next 12 months, including up to $20 million for capital expenditures.

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

        The vast majority of our marketable investments are in fixed rate securities with average original maturity dates of approximately two weeks, minimizing the effect of interest rate fluctuations on their fair value.

        For fixed rate debt, changes in interest rates generally affect the fair market value, but not earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not influence fair market value, but do affect future earnings and cash flows. Based upon the amount of variable rate debt outstanding at the end of the first quarter, and holding the variable rate debt balance constant, each one percentage point increase in interest rates occurring on the first day of an annual period would result in an increase in interest expense of approximately $176,000.

        We do not believe that future market equity or interest rate risks related to our marketable investments or debt obligations will have a material impact on our results.

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings

        In the previously reported case of McManus v. Fleetwood Enterprises, Inc., we appealed the class certification to the Fifth Circuit Court of Appeals on October 4, 2001, and oral argument is presently scheduled for the week of November 4, 2002. We continue to deny the material allegations in the complaint while asserting a vigorous defense to that end. It is not possible at this time to properly assess the risk of an adverse verdict or the magnitude of possible exposure.

        On July 29, 2002, a purported class action entitled Fairley v. Fleetwood Enterprises, Inc., was filed in Los Angeles, California, Superior Court, Central District, alleging fraud and misrepresentation in the marketing of Fleetwood motor homes from model years 1994 through 2000. The complaint contends that Fleetwood misrepresented the towing capacities of its motor homes without informing consumers of the need for auxiliary brakes on the towed vehicle, and seeks a variety of damages and injunctive relief. This matter is virtually the same as the McManus lawsuit referenced above. We deny the allegations in the complaint and expect to provide a vigorous defense. It is not possible at this time to properly assess the risk of an adverse verdict or the magnitude of possible exposure.

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

Item 6.    Exhibits and Reports on Form 8-K

  (a)
  Exhibits.
  10.1
  Employment agreement between the Company and Edward B. Caudill as of August 12, 2002.

  10.2
  Letter agreement between the Company and Edward B. Caudill dated July 19, 2002.
  (b)
  Reports on Form 8-K.

    On July 12, 2002, we filed a current report on Form 8-K disclosing an amendment to the senior secured credit facility dated July 27, 2001.

    On July 26, 2002, we filed a current report on Form 8-K announcing the appointment of Edward B. Caudill as our President and Chief Executive Officer.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLEETWOOD ENTERPRISES, INC.
By:	/s/ BOYD R. PLOWMAN Boyd R. Plowman Executive Vice President and Chief Financial Officer

September 5, 2002

CERTIFICATION

        Each of the undersigned, in his capacity as an officer of Fleetwood Enterprises, Inc., provides the following certifications required by 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, and 17 C.F.R. §240.13a-14.

I, Edward B. Caudill, certify that:

  •
  I have reviewed this quarterly report on Form 10-Q of Fleetwood Enterprises, Inc.;

  •
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

  •
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Dated: September 5, 2002

/s/ EDWARD B. CAUDILL Edward B. Caudill Chief Executive Officer

I, Boyd R. Plowman, certify that:

  •
  I have reviewed this quarterly report on Form 10-Q of Fleetwood Enterprises, Inc.;

  •
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

  •
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Dated: September 5, 2002

/s/ BOYD R. PLOWMAN Boyd R. Plowman Chief Financial Officer

QuickLinks

PART I FINANCIAL INFORMATION
FLEETWOOD ENTERPRISES, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (Amounts in thousands except share data)
FLEETWOOD ENTERPRISES, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Amounts in thousands except share and per share data) (Unaudited)
FLEETWOOD ENTERPRISES, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Amounts in thousands)
FLEETWOOD ENTERPRISES, INC. CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited) (Amounts in thousands)
FLEETWOOD ENTERPRISES, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS July 28, 2002 (Unaudited)
Fleetwood Retail Corp. Key Statistics
PART II OTHER INFORMATION
SIGNATURE
CERTIFICATION