Form 10-Q
period 2002-10-27
FLEETWOOD ENTERPRISES INC/DE/
filed 2002-12-09
CIK 314132

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 27, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 1-7699

FLEETWOOD ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-1948322 (I.R.S. Employer Identification Number)
3125 Myers Street, Riverside, California (Address of principal executive offices)	92503-5527 (Zip code)
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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule12b-2 of the Exchange Act). Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of Common stock as of the latest practicable date.

Class	Outstanding at December 2, 2002
Common stock, $1 par value	35,934,892 shares

PART I    FINANCIAL INFORMATION

Independent Accountants' Review Report

To the Board of Directors and Shareholders
Fleetwood Enterprises, Inc.

        We have reviewed the accompanying condensed consolidated balance sheet and the related condensed consolidated statements of operations, changes in shareholders' equity, and cash flows of Fleetwood Enterprises, Inc. as of October 27, 2002, and for the thirteen-week and twenty-six week periods ended October 27, 2002. These financial statements are the responsibility of the Company's management. The condensed consolidated statements of operations and cash flows of Fleetwood Enterprises, Inc. for the thirteen-week and twenty-six week periods ended October 28, 2001 were reviewed by other accountants whose report dated December 12, 2001 stated that they were not aware of any material modifications that should be made to those statements for them to be in conformity with accounting principles generally accepted in the United States.

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

        Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed financial statements at October 27, 2002, and for the thirteen-week and twenty-six week periods then ended for them to be in conformity with accounting principles generally accepted in the United States.

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

/s/ Ernst & Young LLP Ernst & Young LLP
Orange County, California December 2, 2002

FLEETWOOD ENTERPRISES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	October 27, 2002	April 28, 2002
	(Unaudited)
Assets
Cash	$16,666	$26,083
Marketable investments available-for-sale	121,748	85,064
Receivables	149,110	146,011
Inventories	221,285	218,005
Deferred tax benefits—current	29,635	27,833
Income tax receivable	—	23,666
Other current assets	14,103	16,812

Total current assets	552,547	543,474
Property, plant and equipment, net	266,152	273,695
Deferred tax benefits	63,368	73,050
Cash value of Company-owned life insurance	61,325	61,296
Goodwill and intangible assets	6,366	6,366
Other assets	32,303	27,059

	$982,061	$984,940

Liabilities and Shareholders' Equity
Accounts payable	$79,037	$78,446
Employee compensation and benefits	69,373	65,721
Income tax payable	568	—
Product warranty reserve	65,846	68,046
Retail flooring liability	15,195	24,241
Other short-term borrowings	3,553	10,412
Other current liabilities	96,370	94,214

Total current liabilities	329,942	341,080
Deferred compensation and retirement benefits	65,024	62,151
Insurance reserves	28,054	25,080
Long-term debt	2,504	8,741

Total liabilities	425,524	437,052

Company-obligated mandatorily redeemable convertible preferred securities of Fleetwood Capital Trusts I, II and III holding solely convertible subordinated debentures of the Company	373,761	373,145

Commitments and contingencies
Shareholders' equity:
Preferred stock, $1 par value, authorized 10,000,000 shares, none outstanding 10,000,000 shares, none outstanding	—	—
Common stock, $1 par value, authorized 75,000,000 shares, outstanding 35,935,000 at October 27, 2002 and 35,290,000 at April 28, 2002	35,935	35,290
Additional paid-in capital	250,054	245,983
Retained deficit	(99,256)	(102,337)
Accumulated other comprehensive loss	(3,957)	(4,193)

	182,776	174,743

	$982,061	$984,940

See accompanying notes to condensed consolidated financial statements.

FLEETWOOD ENTERPRISES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands except per share data)

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	Oct. 27, 2002	Oct. 28, 2001	Oct. 27, 2002	Oct. 28, 2001
Net sales:
Manufacturing	$602,303	$545,260	$1,174,042	$1,035,607
Retail	70,323	87,635	143,130	196,146
Less intercompany	(31,480)	(42,139)	(64,751)	(76,865)

	641,146	590,756	1,252,421	1,154,888
Cost of products sold	512,891	468,814	1,002,147	922,654

Gross profit	128,255	121,942	250,274	232,234
Operating expenses	113,148	133,269	225,986	253,174
Other charges	—	1,000	—	1,000

	113,148	134,269	225,986	254,174

Operating income (loss)	15,107	(12,327)	24,288	(21,940)
Other income (expense):
Investment income	783	661	1,535	1,668
Interest expense	(2,739)	(3,304)	(5,429)	(8,885)
Other	2,374	(230)	2,031	(207)

	418	(2,873)	(1,863)	(7,424)

Income (loss) before benefit (provision) for income taxes, minority interest and cumulative effect of accounting change	15,525	(15,200)	22,425	(29,364)
Benefit (provision) for income taxes	(5,848)	5,555	(9,222)	11,381
Minority interest in Fleetwood Capital Trusts I, II and III, net of income taxes	(5,076)	(2,704)	(10,122)	(5,493)

Income (loss) before cumulative effect of accounting change	4,601	(12,349)	3,081	(23,476)
Cumulative effect of accounting change, net of income taxes	—	—	—	(80,635)

Net income (loss)	$4,601	$(12,349)	$3,081	$(104,111)

	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Income (loss) per Common share:
Income (loss) before cumulative effect of accounting change	$.13	$.13	$(.38)	$(.38)	$.09	$.09	$(.72)	$(.72)
Cumulative effect of accounting change, net of income taxes	—	—	—	—	—	—	(2.46)	(2.46)

Net income (loss) per Common share	$.13	$.13	$(.38)	$(.38)	$.09	$.09	$(3.18)	$(3.18)

Weighted average Common shares	35,911	36,005	32,832	32,832	35,802	35,863	32,794	32,794

Dividends declared per share of Common stock outstanding	—	—	—	$.04	—	—	—	$.08

See accompanying notes to condensed consolidated financial statements.

FLEETWOOD ENTERPRISES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	26 Weeks Ended October 27, 2002	26 Weeks Ended October 28, 2001
Cash Flows from Operating Activities:
Net income (loss)	$3,081	$(104,111)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	12,712	13,966
Amortization of financing costs	2,313	1,039
Impairment of goodwill	—	80,635
Gain on sales of property, plant and equipment	(2,031)	(718)
Non-cash charge for issuance of warrants for services	—	300
Issuance of stock in lieu of cash for minority interest distribution	4,464	—
Changes in assets and liabilities:
(Increase) decrease in receivables	(3,099)	1,347
(Increase) decrease in inventories	(3,280)	23,681
Decrease in income tax receivable	23,666	29,205
Decrease in deferred tax benefits	7,880	10,655
Increase in cash value of Company-owned life insurance	(29)	(545)
Increase in other assets	(4,172)	(6,491)
Increase (decrease) in accounts payable	591	(682)
Increase in income tax payable	568	—
Increase (decrease) in employee compensation and benefits	6,525	(3,247)
Decrease in product warranty reserve	(2,200)	(2,995)
Increase in other liabilities	5,130	27,701

Net cash provided by operating activities	52,119	69,740

Cash Flows from Investing Activities:
Purchases of marketable investments available-for-sale	(345,044)	(682,441)
Proceeds from sale of marketable investments available-for-sale	308,268	664,835
Purchases of property, plant and equipment, net	(3,138)	(8,724)

Net cash used in investing activities	(39,914)	(26,330)

Cash Flows from Financing Activities:
Retail flooring	(9,046)	(49,744)
Short-term borrowings	(6,859)	36,021
Long-term debt	(6,237)	30,000
Proceeds from exercise of stock options	192	43
Dividends to Common shareholders	—	(2,622)
Common stock issued—private placement	—	19,864
Payment of senior unsecured notes payable	—	(80,000)
Motor home chassis inventory financing	—	(11,135)

Net cash used in financing activities	(21,950)	(57,573)

Foreign currency translation adjustment	328	(285)

Decrease in cash	(9,417)	(14,448)
Cash at beginning of period	26,083	36,602

Cash at end of period	$16,666	$22,154

See accompanying notes to condensed consolidated financial statements.

FLEETWOOD ENTERPRISES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES
IN SHAREHOLDERS' EQUITY

(Amounts in thousands)

(Unaudited)

	Common Stock				Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Amount	Capital Surplus	Retained Earnings (Deficit)		Total Shareholders' Equity
Balance April 28, 2002	35,290	$35,290	$245,983	$(102,337)	$(4,193)	$174,743

Comprehensive income:
Net income	—	—	—	3,081	—	3,081
Other comprehensive income (loss):
Foreign currency translation, net of taxes of $195	—	—	—	—	328	328
Investment securities, net of taxes of $52	—	—	—	—	(92)	(92)

Comprehensive income						3,317

Stock options exercised (including related tax benefits)	20	20	172	—	—	192
Stock issued for minority interest distribution	477	477	3,987	—	—	4,464
Restricted stock issued	148	148	(88)	—	—	60

Balance October 27, 2002	35,935	$35,935	$250,054	$(99,256)	$(3,957)	$182,776

See accompanying notes to condensed consolidated financial statements.

FLEETWOOD ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 27, 2002

(Unaudited)

1)    Basis of Presentation

        Fleetwood Enterprises, Inc. (the "Company") is the nation's largest manufacturer of recreational vehicles, including motor homes, travel trailers, folding trailers and slide-in-truck campers, and one of the nation's largest producers and retailers of manufactured housing. The Company conducts manufacturing in 16 states within the U.S., and to a much lesser extent in Canada. In addition, it operates five supply companies, which provide components for the manufactured housing and recreational vehicle operations, while also generating outside sales. The accompanying condensed financial statements consolidate the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain amounts previously reported have been reclassified to conform to the fiscal 2003 presentation.

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

        In the opinion of the Company's management, the accompanying condensed consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position at October 27, 2002, and results of operations for the thirteen and twenty-six week periods ended October 27, 2002, and October 28, 2001. The condensed consolidated financial statements do not include footnotes and certain financial information normally presented annually under generally accepted accounting principles and, therefore, should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended April 28, 2002. Results of operations for the thirteen and twenty-six week periods ended October 27, 2002, are not necessarily indicative of results to be expected for the full year.

2)    Industry Segment Information

        Information with respect to industry segments for the periods ended October 27, 2002 and October 28, 2001 is shown below (amounts in thousands):

	13 Weeks Ended Oct. 27, 2002	13 Weeks Ended Oct. 28, 2001	26 Weeks Ended Oct. 27, 2002	26 Weeks Ended Oct. 28, 2001
OPERATING REVENUES:
Manufactured housing—Manufacturing	$195,615	$240,065	$386,954	$456,297
Less intercompany	(31,480)	(42,139)	(64,751)	(76,865)

	164,135	197,926	322,203	379,432
Retail	70,323	87,635	143,130	196,146

Total housing	234,458	285,561	465,333	575,578
Recreational vehicles	395,812	296,855	766,762	563,163
Supply operations	10,876	8,340	20,326	16,147

	$641,146	$590,756	$1,252,421	$1,154,888

OPERATING INCOME (LOSS):
Manufactured housing*	$4,368	$16,580	$7,372	$37,609
Housing—retail	(8,572)	(8,947)	(18,244)	(20,966)
Recreational vehicles	17,026	(10,076)	34,689	(27,886)
Supply operations	1,016	1,964	2,029	4,171
Corporate and other	1,269	(11,848)	(1,558)	(14,868)

	$15,107	$(12,327)	$24,288	$(21,940)

* After addition of intercompany profit in inventory as follows:
	$1,889	$1,671	$4,132	$6,509

3)    Earnings Per Share

        Basic earnings per share are computed by dividing income available to Common shareholders by the weighted average number of Common shares outstanding. In the prior fiscal year, the effect of stock options and preferred securities was anti-dilutive and was, therefore, not considered in determining diluted earnings (loss) per share. Although there are a small number of dilutive stock options in the current fiscal year, there is no effect on earnings per share, and the effect of preferred securities remains anti-dilutive.

The table below shows the components of the calculations for both basic and diluted earnings per share (amounts in thousands):

	13 Weeks Ended October 27, 2002		13 Weeks Ended October 28, 2001
	Income	Weighted Average Shares	Loss	Weighted Average Shares
Net income (loss)	$4,601	35,911	$(12,349)	32,832
Effect of dilutive securities:
Stock options	—	94	—	—
Preferred securities	—	—	—	—

Diluted net income (loss)	$4,601	36,005	$(12,349)	32,832

Anti-dilutive options and warrants available		4,561		3,930

Anti-dilutive convertible trust preferred securities		21,631		5,901

	26 Weeks Ended October 27, 2002		26 Weeks Ended October 28, 2001
	Income	Weighted Average Shares	Loss	Weighted Average Shares
Net income (loss) before cumulative effect of accounting change	$3,081	35,802	$(23,476)	32,794
Effect of dilutive securities:
Stock options	—	61	—	—
Preferred securities	—	—	—	—

Diluted net income (loss) before cumulative effect of accounting change	$3,081	35,863	$(23,476)	32,794
Cumulative effect of accounting change	—	—	(80,635)	—

Diluted net income (loss)	$3,081	35,863	$(104,111)	32,794

Anti-dilutive options and warrants available		4,217		3,930

Anti-dilutive convertible trust preferred securities		21,631		5,901

4)    Inventory Valuation

        Inventories are valued at the lower of cost (first-in, first-out) or market. Manufacturing cost includes materials, labor and manufacturing overhead. Retail finished goods are valued at cost less intercompany manufacturing profit. Inventories consist of the following:

	October 27, 2002	April 28, 2002
	(Amounts in thousands)
Manufacturing inventory—
Raw materials	$104,335	$97,076
Work in process	26,938	22,597
Finished goods	10,803	8,423

	142,076	128,096

Retail inventory—
Finished goods	98,407	113,239
Less manufacturing profit	(19,198)	(23,330)

	79,209	89,909

	$221,285	$218,005

5)    Cumulative Effect of Accounting Change

        In the first quarter of fiscal year 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which requires that goodwill not be amortized but instead be tested at least annually for impairment and expensed against earnings when the implied fair value of a reporting unit, including goodwill, is less than its carrying amount. As a result of our review of two reporting units, we determined, with the assistance of a third party appraiser, that the remaining goodwill on the retail housing reporting unit was fully impaired as of April 30, 2001. Since the determination was not made until the fourth quarter of fiscal year 2002, the first quarter's reported results were restated to reflect the goodwill impairment of $80.6 million or $2.46 per diluted share as a cumulative effect of an accounting change. The net loss prior to restatement was $23.5 million or 72 cents per diluted share for the six months ended October 28, 2001. The restated net loss was $104.1 million or $3.18 per diluted share.

6)    Other Comprehensive Income (Loss)

        The difference between net income (loss) and total comprehensive income (loss) is shown below (amounts in thousands):

	13 Weeks Ended		26 Weeks Ended
	Oct. 27, 2002	Oct. 28, 2001	Oct. 27, 2002	Oct, 28, 2001
Net income (loss)	$4,601	$(12,349)	$3,081	$(104,111)
Foreign currency translation	54	(1,221)	328	(285)
Unrealized loss on investments	(81)	(17)	(92)	(52)

Comprehensive income (loss)	$4,574	$(13,587)	$3,317	$(104,448)

7)    New Accounting Pronouncements

        In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a

Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that opinion). SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions than were included under the previous standards. Effective April 29, 2002, the Company adopted SFAS 144, which did not have an effect on its consolidated results of operations.

        In July 2002, the Financial Accounting Standards Board issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between SFAS 146 and Issue 94-3 relates to SFAS 146's requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability for cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. The new statement is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. We will adopt this new standard at the beginning of our third fiscal quarter.

8)    Repurchase Commitments

        As is customary in the manufactured housing and recreational vehicle industries, we are contingently liable under the terms of repurchase agreements with many of the financial institutions that provide inventory financing for dealers of the Company's products. These agreements generally provide that, in the event of a default by a dealer in its obligation to these credit sources, we will repurchase product. With most repurchase agreements our obligation ceases when the amount for which we are contingently liable to the lending institution has been outstanding for more than 12 or 18 months depending on the terms of the agreement. The contingent liability under these agreements approximates the outstanding principal balance owed by the dealer for units subject to the repurchase agreement less any scheduled principal payments waived by the lender. The risk of loss is reduced by the resale value of any products that are subject to repurchase, and is spread over numerous dealers and financial institutions. Thus, while the aggregate contingent liability may be material, losses under these agreements have not been significant in the past. Through the first half of fiscal year 2003, we have repurchased $2.0 million of product compared to $6.4 million for the same period in the prior year and losses related to those repurchases were $373,000 and $532,000, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Preliminary Note Regarding Forward-Looking Statements

        This Quarterly Report on Form 10-Q contains statements which may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. Forward-looking statements regarding future events and the future performance of the Company involve risks and uncertainties that could cause actual results to differ materially. These risks and uncertainties include, without limitation, the following items:

  •
  the cyclical nature of both the manufactured housing and recreational vehicle industries;

  •
  ongoing weakness in the manufactured housing market;

  •
  the potential impact on demand for our products as a result of declining consumer confidence;

  •
  continued acceptance of the Company's products;

  •
  the availability of manufactured housing wholesale and retail financing in the future;

  •
  changes in retail inventory levels in the manufactured housing and recreational vehicle industries;

  •
  competitive pricing pressures;

  •
  the ability to attract and retain quality dealers, executive officers and other personnel; and

  •
  the ability to obtain the financing we need in order to execute our business strategy.

        Although management believes that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. Fleetwood undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may arise from changing circumstances or unanticipated events. Additionally, other risks and uncertainties are described in our Annual Report on Form 10-K for the fiscal year ended April 28, 2002 filed with the Securities and Exchange Commission, under "Item 1—Business," including the section therein entitled "Risks Relating to Our Business," and "Item 7—Management's Discussion and Analysis of Results of Operations and Financial Condition," including the section therein entitled "Business Outlook."

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

        Revenue for manufacturing operations is generally recorded when all of the following conditions have been met:

  1.
  an order for a product has been received from a dealer;

  2.
  written or verbal approval for payment has been received from the dealer's flooring institution;

  3.
  a common carrier signs the delivery ticket accepting responsibility for the product as agent for the dealer; and

  4.
  product is removed from Fleetwood's property for delivery to the dealer who placed the order.

        Most manufacturing sales are made for cash, with most dealers financing their purchases under flooring arrangements with banks or finance companies. Products are not sold on consignment; dealers do not have the right to return products; and dealers are typically responsible for interest costs to floor-plan lenders. On average, we receive payments from floor-plan lenders on products sold to independent dealers within 15 days of the invoice date, i.e. the date product is shipped.

        To adopt the provisions of SAB 101, in fiscal 2001 we changed our retail housing revenue recognition policy. For retail sales from Company-owned retail stores, sales revenue is recognized when the home has been delivered, set up and accepted by the consumer, title has been transferred and funds have been received either from the finance company or the homebuyer. Prior to fiscal 2001, we followed the industry practice of recording credit retail sales when a written contract and down payment were secured. We recorded the cumulative effect of this accounting change on the amount of retained earnings at the beginning of fiscal year 2001 as a charge against net income in the second quarter of fiscal 2001. The after-tax amount of the cumulative effect was $11.2 million, or 34 cents per diluted share.

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

Insurance Reserves

        Generally, we are self-insured for workers' compensation and product liability and personal injury insurance. Under these plans, liabilities are recognized for claims incurred, including those incurred but not recorded, changes in the reserves related to prior claims and an administration fee. At the time a claim is filed, a liability is estimated to settle the claim. The liability for workers' compensation claims is determined by state statute. Factors considered in establishing the estimated liability for product liability and personal injury claims are the nature of the claim, the geographical region in which the claim originated, loss history, severity of the claim, the professional judgment of our legal counsel, and inflation. Any material change in the aforementioned factors could have an adverse impact on our operating results. We maintain excess liability insurance with outside insurance carriers to minimize our risks related to catastrophic claims.

Deferred Taxes

        We consider future taxable income and prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If we determine that we will not realize all or part of our net deferred tax assets in the future, we will make an adjustment to the deferred tax assets, which will be charged to income tax expense in the period of such determination.

Legal Proceedings

        We are currently involved in certain legal proceedings involving primarily former employees and products. Because of the uncertainties related to the outcome of the litigation and range of loss on cases other than breach of warranty, we are unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. In other cases, including products liability (discussed above) and personal injury cases, we prepare estimates based on historical experience, the professional judgment of our legal counsel, and other assumptions that we believe are reasonable. As additional information becomes available, we reassess the potential liability related to our pending litigation and revise our estimates. Such revisions and any actual liability that greatly exceeds our estimates could materially impact our results of operations and financial position.

Repurchase Commitments

        Producers of recreational vehicles and manufactured housing customarily enter into repurchase agreements with lending institutions that provide wholesale floor plan financing to independent dealers. These agreements generally provide that, in the event of a default by a dealer in its obligation to these credit sources, we will repurchase product. With most repurchase agreements our obligation ceases when the amount for which we are contingently liable to the lending institution has been outstanding for more than 12 or 18 months depending on the terms of the agreement. The contingent liability under these agreements approximates the outstanding principal balance owed by the dealer for units subject to the repurchase agreement less any scheduled principal payments waived by the lender. The risk of loss is reduced by the potential resale value of any products that are subject to repurchase, and is spread over numerous dealers and financial institutions. Past losses under these agreements have not been significant. In the past three fiscal years we have had the following repurchase activity:

	Fiscal Years
	2002	2001	2000
	(Amounts in millions)
Units	417	641	397
Repurchase amount	$10.5	$15.0	$9.9
Loss recognized	$2.1	$3.3	$0.3

        The number of dealers, lack of dealer concentration and geographical distribution of dealers mitigate the risk of repurchase.

Results of Operations

        The following is an analysis of changes in key items included in the condensed consolidated statements of operations for the thirteen and twenty-six week periods ended October 27, 2002, compared to the thirteen and twenty-six week periods ended October 28, 2001.

	13 Weeks Ended October 27, 2002		26 Weeks Ended October 27, 2002
	Increase (Decrease)	% Change	Increase (Decrease)	% Change
	(Unaudited)		(Unaudited)
	(Amounts in thousands)
Net sales	$50,390	8.5%	$97,533	8.4%
Cost of products sold	44,077	9.4	79,493	8.6

Gross profit	6,313	5.2	18,040	7.8
Selling expenses	(5,342)	(9.3)	(4,684)	(4.3)
General and administrative expenses	(15,779)	(20.6)	(23,504)	(16.3)

Operating expenses	(21,121)	(15.7)	(28,188)	(11.1)

Operating income	27,434	—	46,228	—
Other expense	(3,291)	—	(5,561)	—

Income before taxes, minority interest and cumulative effect of accounting change	30,725	—	51,789	—
Provision for income taxes	11,403	—	20,603	—
Minority interest in Fleetwood Capital Trusts, net of income taxes	2,372	87.7	4,629	84.3

Income before cumulative effect of accounting change	16,950	—	26,557	—
Cumulative effect of accounting change, net of income taxes	—	—	80,635	—

Net income	$16,950	—%	$107,192	—%

Current Quarter Compared to Same Quarter Last Year

Consolidated Results:

        We earned net income of $4.6 million or 13 cents per diluted share in the second quarter of fiscal 2003 compared with a loss of $12.3 million or 38 cents per diluted share last year. The net income in the current period, after nine straight quarters of losses, resulted from a turnaround in the recreational vehicle segment. Income from RV operations swung from a loss of $10.1 million in the prior year to an operating profit of $17.0 million for the current October quarter. Housing's manufacturing segment earned $4.4 million this year compared to $16.6 million in the prior year. All manufacturing segments were profitable in the second quarter. Partially offsetting the income from manufacturing operations was an $8.6 million loss from housing retail.

        Consolidated revenues increased $50.4 million or 9 percent to $641.1 million compared with $590.8 million in last year's second quarter. All recreational vehicle business segments experienced double-digit percentage increases in sales due to improved market conditions, while housing revenues declined as a result of further deterioration in an already restrictive financing environment.

        Gross margin declined from 20.6 percent to 20.0 percent of sales mainly due to a shift in product mix towards RVs, which have lower gross margins. Gross profit for the RV segment increased from 13.2 percent to 16.4 percent of sales in the current year, primarily due to a shift in product mix to higher-priced diesel products and reductions in travel trailer raw material costs. Gross margin for the manufactured housing segment declined from 25.9 percent to 22.0 percent as a result of price competition and a more competitive product mix of units containing additional features at lower margins. Retail housing margins improved from 18.5 percent to 20.5 percent for the current year due to the sale of fewer units that are aged or distressed. The percent of units that had been in inventory for more than 12 months improved from approximately 47 percent in the prior year to 37 percent at the end of September 2002.

        Operating expenses, which include selling, general and administrative expenses, decreased $21.1 million in the second quarter to $113.1 million, and fell as a percentage of sales from 22.7 percent to 17.7 percent in the current quarter. Included in operating expense last year was $8.3 million for the potential settlement of two class action suits. The remaining $12.8 million decrease from the prior year was primarily due to the downsizing of manufacturing and retail operations in prior quarters and lower recreational vehicle product warranty expense. Selling expenses decreased $5.3 million, and fell as a percentage of sales from 9.8 percent in the prior year to 8.2 percent for the current quarter mostly due to lower advertising expense in the Housing Group and reduced product warranty expense in the RV Group. General and administrative expenses declined $6.5 million (excluding the legal settlement and restructuring charges in the prior year) and decreased as a percentage of sales from 12.8 percent to 9.5 percent due to staff reductions resulting from manufacturing plant and retail store cost-reduction initiatives.

        Other income for the second quarter was $418,000 compared to an expense of $2.9 million in the prior year. The current quarter included a $2.5 million gain from the sale of two facilities. Excluding the gain from the current year would result in an expense of $2.1 million, which is about $800,000 lower than the prior year due to lower interest rates and borrowings. Investment income was up 19 percent from the prior year as a result of an increase in invested cash.

Recreational Vehicles:

        Recreational vehicle sales increased 33 percent to $395.8 million compared to $296.9 million for last year's second quarter. Motor home sales led the group with a 40 percent increase to $240.7 million compared to $171.6 million in the prior year. The strong motor home performance was the result of improved market conditions and customer acceptance of three new diesel products. Deliveries of Class A diesel products rose 45 percent during the quarter. Travel trailer revenues were $117.0 million, up $23.8 million or 26 percent on a 29 percent increase in unit volume, also a reflection of improving market conditions. Folding trailer sales rose 19 percent to $38.2 million on an 8 percent rise in unit volume. The disproportionate increase in folding trailer revenues to shipments reflects the sales growth of the larger, higher-priced Caravan product that has been offered since July 2001.

        The RV Group's turnaround in profitability from a loss of $10.1 million in the prior year to an operating profit of $17.0 million for the current October quarter was mainly due to the increase in diesel sales, which have higher selling prices and gross margins, plus a significant improvement in travel trailer revenues and gross margins. Motor homes and travel trailers achieved higher sales and operating income over the second quarter of the prior year. Operating expenses declined $1.3 million and decreased from 16.6 percent of sales to 12.1 percent in the current year. The largest declines were in product warranty costs and payroll-related expenses due to staff reductions in prior quarters.

Manufactured Housing:

        Gross manufacturing revenues of $195.6 million were off 19 percent from the prior year and included $31.5 million of intercompany sales to Company-owned retail home centers. Manufacturing unit volume declined 24 percent to 6,634 homes, but the number of sections was off a lesser 22 percent to 11,994 due to the continuing shift in sales mix toward multi-section homes. Multi-section homes represented 79 percent of factory sales versus 75 percent last year.

        Sales volume was below the prior year because of a weaker manufactured housing market, which has been adversely affected by competition from repossessed units and restrictive retail financing conditions. This condition has further deteriorated in the past ten months, with new legislation passed in Texas, the largest manufactured housing market, which has the effect of restricting the use of chattel financing. During the same period, the two largest retail lenders and the two largest inventory floor plan lenders announced they are exiting the business.

        Operating income, before addition of intercompany profit of $1.9 million in the current year and $1.7 million in the prior year, decreased from $14.9 million to $2.5 million, and operating margin fell from 6.2 percent to 1.3 percent of sales. The decrease in earnings was due to the decline in volume and erosion of gross margin caused by the competitive market conditions. Gross profit margin for the Housing Group decreased from 25.9 percent to 22.0 percent of sales, mainly as a result of adding features without corresponding price increases to improve the competitiveness of the product. Housing Group operating costs decreased by $6.8 million as a result of lower advertising, commissions and bonus expense.

Retail Housing Operations:

        Retail housing revenues decreased 20 percent to $70.3 million in the second quarter on a 34 percent decline in unit sales due to difficult market conditions and fewer retail stores. During Fleetwood Retail Corp.'s (FRC) fiscal quarter ended September 30, 2002, the average number of stores operated was down 12 percent from 153 stores last year to 135 stores this year. The retail division incurred an operating loss of $8.6 million for the current quarter compared to a loss of $8.9 million a year ago. The operating loss was lower despite the drop in revenues due to an improvement in gross margins improving from 18.5 percent to 20.5 percent and a 9 percent reduction in operating expenses resulting from lower volume, store closures and reduced staffing. Interest expense on inventory financing decreased by 41 percent from $864,000 to $506,000, reflecting a 31 percent drop in inventories and lower interest rates. The retail housing segment was operating 135 stores at the end of October compared to 147 a year ago.

Supply Operations:

        The supply group contributed second quarter revenues of $10.9 million compared to $8.3 million a year ago. Operating income decreased to $1.0 million despite higher sales due to a shift to a less profitable product mix.

Fleetwood Retail Corp.

Key Statistics

	Quarter Ended*
	Sept. 2002	Sept. 2001
Number of retail stores
Beginning	136	165
New	0	3
Closed	(1)	(10)
Transferred	0	(7)

Ending	135	151
Average number of retail stores	135	153
Unit volume
Retail—new
Single-section	231	533
Multi-section	1,029	1,362

Total	1,260	1,895
Retail—pre-owned	210	317

Grand total	1,470	2,212

Average number of homes sold per store	11	14
Average sales price
New
Single-section	$26,406	$25,202
Multi-section	$54,282	$50,200
Pre-owned	$9,233	$8,101
Average unit inventory per store at quarter end
New	18	24
Pre-owned	3	5

*
The above statistics are as of FRC's second fiscal quarter end, which is the last day in September. Unless noted otherwise, all other statistics in this report related to FRC are as of Fleetwood Enterprises, Inc.'s second fiscal quarter ended October 27, 2002.

Current Year-to-Date Compared to Same Period Last Year

Consolidated Results:

        For the first six months of fiscal 2002, we earned $3.1 million or 9 cents per diluted share compared to a net loss of $104.1 million or $3.18 per diluted share for the similar period last year. Last year's net loss was initially reported as $23.5 million or 72 cents per diluted share, but was restated for an $80.6 million or $2.46 per diluted share cumulative effect of an accounting change, net of tax, related to the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets." The turnaround in the first half of fiscal year 2003 was the result of a swing in recreational vehicles operating income from a loss of $27.9 million to an operating profit of $34.7 million.

        Consolidated revenues rose 8 percent to $1.25 billion compared to $1.15 billion for last year's first half. A strong recreational vehicle market and improved products drove a 36 percent sales increase in RVs, which more than offset a 15 percent decline in manufactured housing revenues and a 27 percent drop in housing retail sales.

        Gross profit margin fell to 20.0 percent of sales compared to 20.1 percent last year, mainly due to a shift in sales in favor of RVs, which have a lower margin. Overall RV gross margins for the first six months of the current year improved from 12.1 percent to 16.4 percent, while housing margins declined from 25.6 percent to 21.7 percent.

        Operating expenses, which include selling, general and administrative expenses, declined $28.2 million or 11 percent primarily due to prior period downsizing actions. Included in the prior year operating expense was $8.3 million for the potential settlement of two class action suits. The settlements were finalized in the first half for the amounts reserved. Excluding the settlement, operating expenses would still reflect an almost $20 million decrease on 8 percent higher sales. Selling expenses declined 4 percent to $105.5 million and decreased as a percentage of sales from 9.5 percent to 8.4 percent. Lower advertising and payroll-related costs led to the expense reduction. General and administrative expenses fell 16 percent to $120.5 million and decreased as a percentage of sales from 12.4 percent to 9.6 percent. Excluding the $8.3 million reserve for the possible settlement of two class action suits, general and administrative expense would have reflected a decrease of $14.2 million for an 11 percent reduction from the prior year. The reduction in cost was mainly due to staff reductions resulting from manufacturing plant and retail store closures in prior periods.

        In the prior year, other charges included $1.0 million to close two travel trailer manufacturing facilities.

        Other expense was $1.9 million compared with $7.4 million in the prior year. The current year included a $2.5 million gain from the sale of two facilities. The prior year included interest expense of $2.3 million for yield maintenance charges related to the early retirement of the senior unsecured notes on July 30, 2001. Excluding the $2.3 million from the prior year, interest expense was lower this year mainly due to a smaller retail housing inventory floor plan liability resulting from a reduction in inventories, combined with lower interest expense on the other borrowings. Investment income was down 8 percent from the prior year as a result of lower interest rates on invested balances.

Recreational Vehicles:

        Recreational vehicle revenues increased 36 percent to $766.8 million, primarily as a result of a stronger recreational vehicle market and customer acceptance of our new diesel products. Motor home sales were up 50 percent to $459.0 million compared to $305.7 million in the prior year. The strong motor home performance was the result of improved market conditions and customer acceptance of three new diesel products. For the first half of fiscal year 2003, Class A diesel product shipments rose 57 percent and the new products contributed to about half of the increase. Travel trailer revenues increased 20 percent to $238.8 million on a 21 percent increase in unit volume. Folding trailer sales also rose 20 percent to $69.0 million on an 11 percent rise in unit volume. The disproportionate increase in folding trailer revenues to shipments reflects the sales growth of the larger, higher-priced Caravan product offered since July 2001.

        The RV Group earned $34.7 million in the first half of fiscal year 2003 compared to a loss of $27.9 million in the same period of the prior year. The $62.6 million swing in profitability was mainly due to the increase in diesel sales, which have higher selling prices and gross margins, and a notable improvement in travel trailer revenues and gross margins. Operating expenses declined $4.8 million and decreased from 17.0 percent of sales to 11.9 percent in the current year mainly due to lower product warranty costs.

Manufactured Housing:

        Gross manufacturing revenues in the first six months were $387.0 million, down 15 percent from the prior year, and included $64.8 million of intercompany sales to Company-owned retail sales centers. Manufacturing unit volume declined 20 percent to 13,096 homes, but the number of housing sections was off a lesser 19 percent to 23,839 due to the continuing shift in sales mix toward multi-section homes. Multi-section homes represented 80 percent of factory sales versus 77 percent last year.

        The weakness in housing sales was attributable to the same factors mentioned in the quarter-to-quarter comparison of results.

        Operating income, before the addition of intercompany profit of $4.1 million this year and $6.5 million in the prior year, dropped from $31.1 million to $3.2 million, and operating margin fell from 6.8 percent to 0.8 percent of sales. The decrease to earnings was directly related to the weak market conditions and competitive environment. Gross profit margin for the Housing Group declined from 25.6 percent to 21.7 percent of sales, mainly as a result of adding features without corresponding price increases to improve the competitiveness of the product. Housing Group operating costs fell $5.1 million or 6 percent as a result of reduced advertising expenses and lower employee compensation due to staffing reductions resulting from downsizing efforts in prior quarters.

Retail Housing Operations:

        Retail housing's six-month revenues declined 27 percent from $196.1 million in last year's first half to $143.1 million. Unit sales for the retail operation were off 39 percent to 2,975 homes. The smaller decrease in revenues resulted from the average unit price rising by 19 percent to $48,100 for the first six months due to selling more multi-section homes and fewer homes at discounted prices. As a result, gross margins improved from 17.9 percent in the prior year to 20.1 percent. The retail division incurred a first-half operating loss of $18.2 million, before interest expense on inventory financing, compared to an operating loss of $21.0 million last year. The earnings improvement mainly resulted from the higher gross margins and a 16 percent reduction in operating expenses. Interest expense on inventory financing decreased 51 percent from $2.4 million to $1.2 million as a result of a 31 percent reduction in inventories and a related pay-down of the flooring liability.

Supply Group:

        Our supply group contributed first half revenues of $20.3 million compared to $16.1 million in the prior year. Operating income decreased from $4.2 million to $2.0 million mainly due to a shift in product mix to less profitable business.

Business Outlook

        Late in calendar year 2001, the wholesale motor home market, particularly for gasoline-powered Class A products, began to improve after about 20 months of decline. The combination of the improved market and positive acceptance of our new diesel products has been reflected in increased market share and higher production rates, resulting in the best first half earnings in over two years.

        With the current low interest rates, reduced dealer inventories, the introduction of new products and significant restructuring costs behind us, we expect our RV Group will achieve improved operating results in fiscal 2003 over fiscal 2002. However, the anticipated improvement could be at risk if consumer confidence, which is a key factor affecting the recreational vehicle industry, deteriorates further due to concerns regarding the economy or a war with Iraq.

        Conditions in the manufactured housing market have been in decline since 1999. Competition from repossessed homes, more stringent lending standards, relatively high retail interest rates for manufactured housing and the lack of retail financing have adversely affected the industry. These conditions were aggravated by several developments early in calendar 2002. As a result of the exit of several consumer lenders, there has been a reduction in the volume of loans being written, particularly in the chattel (home only) portion of the business and single-section homes. Further, new legislation in Texas, the largest manufactured home market in the country, requires many of the procedures and legal processes employed in the sale of conventional housing to be applied to sales of manufactured homes, which has resulted in lost or delayed sales. Then in March, Conseco Finance Servicing Corp. (Conseco), the largest floor plan lender in the country announced its withdrawal from that business. In addition, Deutsche Financial Services, another large housing wholesale floor plan lender, announced it would be exiting the business in October. Since Conseco's announcement, dealers' transition to other floor plan sources has been orderly and we have experienced relatively little difficulty in finding alternative sources of inventory financing for most of our dealers, including our Company-owned stores. However, the exit of another lender could prove disruptive in the short-term if dealers reduce orders, or even go out of business. Recently, Conseco, also formerly the largest provider of retail financing to the manufactured housing industry, announced it would no longer provide retail financing in any form and that it will more aggressively liquidate its existing inventories of repossessed homes. Further, the recent announcement by Oakwood Homes, the fourth largest manufactured housing company that it has filed for Chapter 11 bankruptcy protection could have short-term negative consequences if Oakwood is also required to aggressively liquidate inventory. Generally, over the past three years there have been significant industry manufacturing and retail capacity reductions and more are expected until retail finance conditions improve.

        The operating environment for the remainder of fiscal year 2003 for manufactured housing will continue to be challenging. Results in the first six months of fiscal 2003 were adversely affected by the continuing weakness in the market and the ratcheting down of financing availability. We anticipate that we will incur operating losses at our manufactured housing retail subsidiary for the fiscal year. However, during the same period we expect to achieve profitability in the manufacturing segment of both the housing and recreational vehicle groups and generate positive cash flow from operations. However, the third fiscal quarter historically is seasonally slower, and accordingly we expect to report a loss for that quarter before returning to profitability in the fourth quarter.

Liquidity and Capital Resources

        We have historically relied upon internally generated cash flows to satisfy working capital needs and to fund capital expenditures. In recent periods, however, primarily due to operating losses, we have used external funding sources to supplement internal cash flows. Cash totaling $52.1 million was generated from operating activities during the first six months of fiscal year 2003 compared to $69.7 million one year ago. The reduced cash flow from operations resulted primarily from a $3.3 million increase in inventories this year due to the improved RV business compared to an inventory reduction of $23.7 million in the prior year that generated cash. The positive cash generated from operations this year was the result of a $23.7 million decrease in income tax receivable stemming from a $30.2 million refund of Federal taxes from a carry-back of losses to prior periods, a $6.5 million increase in employee compensation and benefit accruals resulting from improved profitability, and a $5.1 million increase in other liabilities mainly due to an increase in insurance reserves. Cash and marketable investments increased $27.3 million from $111.1 million as of April 28, 2002, to $138.4 million, at the end of October. The increase in cash and marketable investments occurred despite lower retail inventory financing of $9.0 million, the payment of $6.0 million to retire the long-term bank loan and a $6.9 million reduction to short-term borrowings.

        Additional cash outlays in the first half included $3.1 million in net capital expenditures. The Company paid dividends of $2.6 million in the first half of the prior year and had net capital expenditures of $8.7 million. First half distributions on the 6% convertible trust preferred securities were deferred whereas the 9.5% issues were paid in stock for the first quarter distribution and paid in cash for the second quarter, in the amount of $4.5 million.

        As of the end of the second quarter, short-term borrowings under our secured syndicated credit facility was $3.6 million. Currently, lender commitments to the facility total $190 million. Our borrowing capacity, however, is governed by the amount of a borrowing base, consisting of inventories and accounts receivable, that fluctuates significantly from season-to-season, and even at times from week to week. The borrowing base is revised weekly for changes in receivables and monthly for changes in inventory balances. Under the borrowing agreement, $50 million must be maintained as minimum unused availability, with the remainder available to support standby letters of credit and fund borrowings. At the end of the quarter, the borrowing base totaled $138 million. After consideration of the unused minimum requirement, collateral reserves of $2.9 million, $42.8 million in standby letters of credit and the $3.6 million in outstanding borrowings, unused borrowing capacity was approximately $39 million.

        We are in discussions with Bank of America and the other members of the lending syndicate to amend the facility in part to address certain structural issues in the facility, and also to endeavor to eliminate the previously disclosed fee, equaling one percent of the aggregate commitment amount, that would otherwise be payable as of January 26, 2003. There is no assurance that we will reach agreement with the lending syndicate on these matters.

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

        For fixed rate debt, changes in interest rates generally affect the fair market value, but not earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not influence fair market value, but do affect future earnings and cash flows. Based upon the amount of variable rate debt outstanding at the end of the second quarter, and holding the variable rate debt balance constant, each one percentage point increase in interest rates occurring on the first day of an annual period would result in an increase in interest expense of approximately $187,000.

        We do not believe that future market equity or interest rate risks related to our marketable investments or debt obligations will have a material impact on our results.

Item 4. Controls and Procedures

        Within the 90 days prior to the filing date of this report, we carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange

Commission's rules and forms. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

        In addition, we reviewed our internal controls and determined that there have been no significant changes in our internal controls or to other factors that could significantly affect those controls subsequent to the date of their last evaluation.

PART II    OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

        At Fleetwood's Annual Meeting of Shareholders held on September 10, 2002, the following three directors were elected to three-year terms on Fleetwood's Board of Directors: Loren K. Carroll, Dr. Douglas M. Lawson and John T. Montford. The following directors continued in office after the meeting, but were not elected at the meeting: Paul D. Borghesani, Margaret S. Dano, Dr. James L. Doti, David S. Engelman, Glenn F. Kummer and Thomas B. Pitcher. Immediately following the meeting Walter F. Beran retired as a director, and subsequent to the meeting, the following persons were named to fill vacancies on the Board: Edward B. Caudill and J. Michael Hagan.

        The shareholder votes on the elections were as follows:

	For	Withheld
Loren K. Carroll	30,199,914	3,060,320
Dr. Douglas M. Lawson	30,010,684	3,249,550
John T. Montford	30,036,238	3,223,996

        In addition, the shareholders approved amendments to the Company's Amended and Restated 1992 Stock-Based Incentive Compensation Plan. The shareholder vote on the proposal was as follows:

For:	20,846,314
Against:	6,594,689
Abstain:	361,773
Non-Vote:	5,457,458

        In addition, the shareholders approved amendments to the Company's 1992 Non-Employee Director Stock Option Plan. The shareholder vote on the proposal was as follows:

For:	21,783,555
Against:	5,647,624
Abstain:	371,597
Non-Vote:	5,457,458

        In addition, the shareholders approved the Company's new 2002 Long-Term Performance Plan. The shareholder vote on the proposal was as follows:

For:	29,175,498
Against:	3,731,065
Abstain:	353,671

        The total number of shares of Fleetwood Common stock outstanding as of July 12, 2002, the record date for the Annual Meeting, was 35,787,032.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits.

10.1	Amended and Restated 1992 Stock-Based Incentive Compensation Plan
10.2	1992 Non-Employee Director Stock Option Plan
10.3	2002 Long-Term Performance Plan
10.4	Edward B. Caudill Restricted Stock Plan and Agreement
10.5	Edward B. Caudill Stock Option Plan and Agreement
15.1	Letter of Acknowledgment of Use of Report on Unaudited Interim Financial Information
  (b)
  Reports on Form 8-K

    On August 9, 2002, we filed a current report on Form 8-K disclosing David S. Engelman, Interim President, and Boyd R. Plowman, Executive Vice President and Chief Financial Officer, submitted to the Securities and Exchange Commission (SEC) sworn statements pursuant to SEC Order No. 4-460.

    On August 13, 2002, we filed a current report on Form 8-K announcing we would pay on August 15, 2002, the scheduled dividend on both the outstanding series of 9.5 percent convertible trust preferred securities in cash.

    On September 5, 2002, we filed a current report on Form 8-K disclosing Edward B. Caudill, President and Chief Executive Officer, and Boyd R. Plowman, Executive Vice President and Chief Financial Officer, submitted to the SEC a certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    On September 24, 2002, we filed a current report on Form 8-K announcing Edward B. Caudill, President and Chief Executive Officer, and J. Michael Hagan were named as new members of the board of directors.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLEETWOOD ENTERPRISES, INC.

/s/ BOYD R. PLOWMAN Boyd R. Plowman Executive Vice President and Chief Financial Officer
December 6, 2002

Sarbanes-Oxley Section 302(a) Certification

        I, Edward B. Caudill, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of Fleetwood Enterprises, Inc.;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a)
  All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: December 6, 2002	/s/ EDWARD B. CAUDILL Edward B. Caudill President and Chief Executive Officer

        I, Boyd R. Plowman, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of Fleetwood Enterprises, Inc.;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a)
  All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: December 6, 2002	/s/ BOYD R. PLOWMAN Boyd R. Plowman Executive Vice President and Chief Financial Officer

QuickLinks

PART I FINANCIAL INFORMATION
FLEETWOOD ENTERPRISES, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (Amounts in thousands)
FLEETWOOD ENTERPRISES, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Amounts in thousands except per share data) (Unaudited)
FLEETWOOD ENTERPRISES, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Amounts in thousands) (Unaudited)
FLEETWOOD ENTERPRISES, INC. CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (Amounts in thousands) (Unaudited)
FLEETWOOD ENTERPRISES, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS October 27, 2002 (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
PART II OTHER INFORMATION
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURE