Form 10-Q/A
period 2002-07-28
FLEETWOOD ENTERPRISES INC/DE/
filed 2003-01-17
CIK 314132

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

        The sole purpose of this Amendment to the Company's Quarterly Report on Form 10-Q is to attach Exhibit 15.1, which was inadvertently omitted from the original filing.

        This Amendment No. 1 to Quarterly Report on Form 10-Q/A does not reflect events occurring after the filing of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 28, 2002, or materially modify or update those disclosures, except as described above.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits.

10.1	Employment agreement between the Company and Edward B. Caudill as of August 12, 2002.*
10.2	Letter agreement between the Company and Edward B. Caudill dated July 19, 2002.*
15.1	Letter of Acknowledgment of Use of Report on Unaudited Interim Financial Information.
*
Incorporated by reference to Form 10-Q for quarter ended July 28, 2002, filed on September 5, 2002.

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
January 17, 2003

CERTIFICATION

        Each of the undersigned, in his capacity as an officer of Fleetwood Enterprises, Inc., provides the following certifications required by 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, and 17 C.F.R. §240.13a-14.

I, Edward B. Caudill, certify that:

        (1)  I have reviewed this quarterly report on Form 10-Q/A of Fleetwood Enterprises, Inc.; and

        (2)  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

Dated: January 17, 2003

/s/ EDWARD B. CAUDILL Edward B. Caudill Chief Executive Officer

I, Boyd R. Plowman, certify that:

        (1)  I have reviewed this quarterly report on Form 10-Q/A of Fleetwood Enterprises, Inc.; and

        (2)  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

Dated: January 17, 2003

/s/ BOYD R. PLOWMAN Boyd R. Plowman Chief Financial Officer

QuickLinks

EXPLANATORY NOTE
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURE
CERTIFICATION