Form 10-Q
period 2003-01-26
FLEETWOOD ENTERPRISES INC/DE/
filed 2003-03-06
CIK 314132

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 26, 2003

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

Registrant’s telephone number, including area code (909) 351-3500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☒   No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule12b-2 of the Exchange Act).

Yes    ☒   No   ☐

 Indicate the number of shares outstanding of each of the issuer’s classes of Common stock as of the latest practicable date.

Class	Outstanding at March 3, 2003

Common stock, $1 par value

35,934,892 shares

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

Independent Accountants’ Review Report

To the Board of Directors and Shareholders
Fleetwood Enterprises, Inc.

We have reviewed the accompanying condensed consolidated balance sheet and the related condensed consolidated statements of operations, changes in shareholders’ equity, and cash flows of Fleetwood Enterprises, Inc. as of January 26, 2003 and for the thirteen week and thirty-nine week periods ended January 26, 2003. These financial statements are the responsibility of the Company’s management. The condensed consolidated statements of operations and cash flows of Fleetwood Enterprises, Inc. for the thirteen week and thirty-nine week periods ended January 27, 2002 were reviewed by other accountants whose report dated February 26, 2002 stated that they were not aware of any material modifications that should be made to those statements for them to be in conformity with accounting principles generally accepted in the United States.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements at January 26, 2003, and for the thirteen week and thirty-nine week periods then ended for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Fleetwood Enterprises, Inc. as of April 28, 2002, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the year then ended (not presented herein), and in our report dated July 12, 2002, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of April 28, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP
Ernst & Young LLP

Orange County, California
February 25, 2003

FLEETWOOD ENTERPRISES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	January 26, 2003	April 28, 2002
	(Unaudited)
Assets
Cash	$15,363	$26,083
Marketable investments available-for-sale	52,608	85,064
Receivables	151,131	146,011
Inventories	251,157	218,005
Deferred tax assets - current	32,449	27,833
Income tax receivable	3,062	23,666
Other current assets	15,533	16,812

Total current assets	521,303	543,474

Property, plant and equipment, net	262,156	273,695
Deferred tax assets	67,938	73,050
Cash value of Company-owned life insurance	62,813	61,296
Goodwill and intangible assets	6,366	6,366
Other assets	37,580	27,059

	$958,156	$984,940

Liabilities and Shareholders’ Equity
Accounts payable	$65,557	$78,446
Employee compensation and benefits	68,315	65,721
Product warranty reserve	61,467	68,046
Retail flooring liability	17,268	24,241
Other short-term borrowings	24,727	10,412
Other current liabilities	91,860	94,214

Total current liabilities	329,194	341,080

Deferred compensation and retirement benefits	58,188	62,151
Insurance reserves	29,041	25,080
Long-term debt	2,480	8,741

Total liabilities	418,903	437,052

Commitments and contingencies

Company-obligated mandatorily redeemable convertible preferred securities of Fleetwood Capital Trusts I, II and III holding solely convertible subordinated debentures of the Company	374,069	373,145

Shareholders’ equity:
Preferred stock, $1 par value, authorized 10,000,000 shares, none outstanding	—	—
Common stock, $1 par value, authorized 75,000,000 shares, outstanding 35,935,000 at January 26, 2003 and 35,290,000 at April 28, 2002	35,935	35,290
Additional paid-in capital	250,115	245,983
Retained deficit	(117,661)	(102,337)
Accumulated other comprehensive loss	(3,205)	(4,193)
	165,184	174,743

	$958,156	$984,940

See accompanying notes to condensed consolidated financial statements.

FLEETWOOD ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands except per share data)
(Unaudited)

	13 Weeks Ended				39 Weeks Ended
	Jan. 26, 2003		Jan. 27, 2002		Jan. 26, 2003		Jan. 27, 2002
Net sales:
Manufacturing	$463,386		$488,585		$1,637,428		$1,524,192
Retail	59,553		72,852		202,683		268,998
Less intercompany	(29,724)		(39,056)		(94,475)		(115,921)
	493,215		522,381		1,745,636		1,677,269

Cost of products sold	411,309		416,447		1,413,456		1,339,101

Gross profit	81,906		105,934		332,180		338,168

Operating expenses	105,029		120,144		331,015		373,318
Other charges	—		4,800		—		5,800
	105,029		124,944		331,015		379,118

Operating income (loss)	(23,123)		(19,010)		1,165		(40,950)

Other income (expense):
Investment income	527		775		2,062		2,443
Interest expense	(2,676)		(4,979)		(8,105)		(13,864)
Other	3,469		11		5,500		(196)
	1,320		(4,193)		(543)		(11,617)
Income (loss) before benefit (provision) for income taxes, minority interest and cumulative effect of accounting change	(21,803)		(23,203)		622		(52,567)
Benefit (provision) for income taxes	8,505		8,562		(717)		19,943
Minority interest in Fleetwood Capital Trusts I, II and III, net of income taxes	(5,107)		(2,654)		(15,229)		(8,147)

Loss before cumulative effect of accounting change	(18,405)		(17,295)		(15,324)		(40,771)
Cumulative effect of accounting change, net of income taxes	—		—		—		(80,635)

Net loss	$(18,405)		$(17,295)		$(15,324)		$(121,406)

Net income (loss) attributable to Common shareholders	$(18,405)		$12,108		$(15,324)		$(92,003)

	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Income (loss) per Common share:
Income (loss) before cumulative effect of accounting change	$(.51)	$(.51)	$.35	$.31	$(.43)	$(.43)	$(.34)	$(.34)
Cumulative effect of accounting change, net of income taxes	—	—	—	—	—	—	(2.40)	(2.40)

Net income (loss) per Common share	$(.51)	$(.51)	$.35	$.31	$(.43)	$(.43)	$(2.74)	$(2.74)

Weighted average Common shares	35,935	35,935	34,969	48,179	35,847	35,847	33,519	33,519

Dividends declared per share of Common stock outstanding	—		—		—		$.08

See accompanying notes to condensed consolidated financial statements.

FLEETWOOD ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	39 Weeks Ended January 26, 2003	39 Weeks Ended January 27, 2002
Cash Flows from Operating Activities:
Net loss	$(15,324)	$(121,406)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	19,354	20,441
Amortization of financing costs	3,506	2,145
Impairment of goodwill	—	80,635
Other asset impairment charges	—	4,800
Gain on sales of property, plant and equipment	(5,500)	(724)
Non-cash charge for issuance of warrants for services	—	850
Issuance of stock in lieu of cash for minority interest distribution	4,464	—
Changes in assets and liabilities:
Increase in receivables	(5,120)	(14,814)
(Increase) decrease in inventories	(33,152)	50,849
Decrease in income tax receivable	20,604	18,006
Decrease in deferred tax assets	496	12,202
Increase in cash value of Company-owned life insurance	(1,517)	(209)
Increase in other assets	(11,703)	(8,643)
Increase (decrease) in accounts payable	(12,889)	10,602
Decrease in employee compensation and benefits	(1,369)	(16,043)
Decrease in product warranty reserve	(6,579)	(1,959)
Increase in other liabilities	1,607	15,740

Net cash provided by (used in) operating activities	(43,122)	52,472

Cash Flows from Investing Activities:
Purchases of marketable investments available-for-sale	(533,972)	(894,054)
Proceeds from sale of marketable investments available-for-sale	566,386	803,632
Purchases of property, plant and equipment, net	(2,315)	(13,962)

Net cash provided by (used in) investing activities	30,099	(104,384)

Cash Flows from Financing Activities:
Retail flooring	(6,973)	(51,987)
Short-term borrowings	14,315	9,827
Long-term debt	(6,261)	6,000
Proceeds from exercise of stock options	192	43
Dividends to Common shareholders	—	(2,622)
Common stock issued - private placement	—	19,864
Proceeds from issuance of trust preferred securities, net	—	139,573
Payment of senior unsecured notes payable	—	(80,000)
Motor home chassis inventory financing	—	(11,135)

Net cash provided by financing activities	1,273	29,563

Foreign currency translation adjustment	1,030	(826)
Decrease in cash	(10,720)	(23,175)
Cash at beginning of period	26,083	36,602

Cash at end of period	$15,363	$13,427

See accompanying notes to condensed consolidated financial statements.

FLEETWOOD ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES
IN SHAREHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

			Additional Paid-in Capital	Retained (Deficit)	Accumulated Other Compre- hensive Income (Loss)	Total Shareholders’ Equity

	Common Stock
	Number of Shares	Amount

Balance April 28, 2002	35,290	$35,290	$245,983	$(102,337)	$(4,193)	$174,743

Comprehensive loss:

Net loss	—	—	—	(15,324)	—	(15,324)

Other comprehensive loss:

Foreign currency translation, net of taxes of $635	—	—	—	—	1,030	1,030

Investment securities, net of taxes of $24	—	—	—	—	(42)	(42)

Comprehensive loss						(14,336)

Stock options exercised (including related tax benefits)	20	20	172	—	—	192

Stock issued for minority interest distribution	477	477	3,987	—	—	4,464

Restricted stock issued	148	148	(27)	—	—	121

Balance January 26, 2003	35,935	$35,935	$250,115	$(117,661)	$(3,205)	$165,184

See accompanying notes to condensed consolidated financial statements.

FLEETWOOD ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 26, 2003

(Unaudited)

1)                                      Basis of Presentation

Fleetwood Enterprises, Inc. (the “Company”) the nation’s leader in recreational vehicle sales, including motor homes, travel trailers, folding trailers and slide-in-truck campers, and one of the nation’s largest producers and retailers of manufactured housing.  The Company conducts manufacturing in 16 states within the U.S., and to a much lesser extent in Canada.  In addition, it operates five supply companies, which provide components for the manufactured housing and recreational vehicle operations, while also generating outside sales.  The accompanying condensed financial statements consolidate the accounts of the Company and its wholly owned subsidiaries.  All significant intercompany balances and transactions have been eliminated.  Certain amounts previously reported have been reclassified to conform to the fiscal 2003 presentation.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements.  Actual results could differ from those estimates.  Significant estimates made in preparing these financial statements include the reserve for excess and obsolete inventory, accrued warranty costs, workers’ compensation reserves, and accrued postretirement health care benefits.

In the opinion of the Company’s management, the accompanying condensed consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position at January 26, 2003, and results of operations for the thirteen and thirty-nine week periods ended January 26, 2003, and January 27, 2002.  The condensed consolidated financial statements do not include footnotes and certain financial information normally presented annually under generally accepted accounting principles and, therefore, should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended April 28, 2002.  Results of operations for the thirteen and thirty-nine week periods ended January 26, 2003, are not necessarily indicative of results to be expected for the full year.

2)                                      Industry Segment Information

Information with respect to industry segments for the periods ended January 26, 2003 and January 27, 2002 is shown below (amounts in thousands):

	13 Weeks Ended Jan. 26, 2003	13 Weeks Ended Jan. 27, 2002	39 Weeks Ended Jan. 26, 2003	39 Weeks Ended Jan. 27, 2002

OPERATING REVENUES:

Manufactured housing -
Manufacturing	$144,325	$202,120	$531,279	$658,417
Less intercompany	(29,724)	(39,056)	(94,475)	(115,921)
	114,601	163,064	436,804	542,496

Retail	59,553	72,852	202,683	268,998

Total housing	174,154	235,916	639,487	811,494

Recreational vehicles	310,478	278,348	1,077,240	841,511

Supply operations	8,583	8,117	28,909	24,264

	$493,215	$522,381	$1,745,636	$1,677,269

OPERATING INCOME (LOSS):

Manufactured housing*	$(5,328)	$3,922	$2,044	$41,531

Housing - retail	(9,428)	(9,603)	(27,672)	(30,569)

Recreational vehicles	(7,591)	(9,161)	27,098	(37,047)

Supply operations	(225)	1,738	1,804	5,909

Corporate and other	(551)	(5,906)	(2,109)	(20,774)

	$(23,123)	$(19,010)	$1,165	$(40,950)

* The operating income (loss) was adjusted for intercompany profit in inventory as follows:

$1,242	$1,212	$5,374	$7,721

3)                                      Earnings Per Share

Basic earnings per share are computed by dividing income available to Common shareholders by the weighted average number of Common shares outstanding.  The effect of stock options and preferred securities was anti-dilutive and was, therefore, not considered in determining diluted loss per share for the quarter ended January 26, 2003, and for the nine months ended January 26, 2003 and January 27, 2002, respectively.  However, diluted earnings per share for the quarter ended January 27, 2002, included the effect of potential shares outstanding from dilutive stock options and dilutive preferred securities.  During the quarter ended January 27, 2002, the Company exchanged new

9.5% convertible trust preferred securities with a liquidation value of $37.95 million for existing 6% convertible trust preferred securities with a liquidation value of $86.25 million.  In accordance with generally accepted accounting principles, the $29.4 million after-tax difference between the liquidation value of the two securities was not included in the net loss as shown on the income statement.  However, the $29.4 million gain did increase shareholders’ equity and was therefore treated as additional income attributable to Common shareholders for purposes of computing basic and diluted earnings per share.  The table below shows the components of the calculations for both basic and diluted earnings per share (amounts in thousands):

	13 Weeks Ended January 26, 2003		13 Weeks Ended January 27, 2002
	Loss	Weighted Average Shares	Income (Loss)	Weighted Average Shares

Net loss	$(18,405)	35,935	$(17,295)	34,969
After-tax difference on exchange of convertible trust preferred securities	—	—	29,403	—
Basic net income (loss)	(18,405)	35,935	12,108	34,969
Effect of dilutive securities:
Stock options	—	—	—	74
Preferred securities	—	—	2,654	13,136

Diluted net income (loss)	$(18,405)	35,935	$14,762	48,179

Anti-dilutive options and warrants available		5,231		3,206

Anti-dilutive convertible trust preferred securities		21,631		21,631

	39 Weeks Ended January 26, 2003		39 Weeks Ended January 27, 2002
	Loss	Weighted Average Shares	Loss	Weighted Average Shares
Net loss before cumulative effect of accounting change	$(15,324)	35,847	$(40,771)	33,519
After-tax difference on exchange of convertible trust preferred securities	—	—	29,403	—
Basic and diluted loss before cumulative effect of accounting change	(15,324)	35,847	(11,368)	33,519
Cumulative effect of accounting change	—	—	(80,635)	—

Basic and diluted loss	$(15,324)	35,847	$(92,003)	33,519

Anti-dilutive options and warrants available		5,231		3,927

Anti-dilutive convertible trust preferred securities		21,631		21,631

4)                                      Inventory Valuation

Inventories are valued at the lower of cost (first-in, first-out) or market.  Manufacturing cost includes materials, labor and manufacturing overhead.  Retail finished goods are valued at cost less intercompany manufacturing profit.  Inventories consist of the following:

	January 26, 2003	April 28, 2002
	(Amounts in thousands)
Manufacturing inventory-
Raw materials	$103,739	$97,076
Work in process	27,472	22,597
Finished goods	40,988	8,423

	172,199	128,096

Retail inventory-
Finished goods	96,914	113,239
Less manufacturing profit	(17,956)	(23,330)

	78,958	89,909

	$251,157	$218,005

5)                                      Product Warranty Reserve

Fleetwood provides customers of our products with a warranty covering defects in material or workmanship for periods ranging from one to two years, with longer warranties on certain structural components.  We record a liability based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date.  Factors we use in estimating the warranty liability include a history of units sold to customers, the average cost incurred to repair a unit and a profile of the distribution of warranty expenditures over the warranty period.  Changes in the Company’s product warranty liability during the period are as follows (amounts in thousands):

Balance at April 28, 2002	$68,046

Warranties issued and changes in the estimated liability during the period	52,448

Settlements made during the period	(59,027)

Balance at January 26, 2003	$61,467

6)                                      Cumulative Effect of Accounting Change

In the first quarter of fiscal year 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill not be amortized but instead be tested at least annually for impairment and expensed against earnings when the implied fair value of a reporting unit, including goodwill, is less than its carrying amount.  As a result of our review of two reporting units, we determined, with the assistance of a third party appraiser, that the remaining goodwill on the retail housing reporting unit was fully impaired as of April 30, 2001.  Although the determination was made in the fourth quarter of fiscal year 2002, to comply with the accounting standard, the first quarter’s reported results were retroactively restated to reflect the goodwill impairment of $80.6 million or $2.40 per diluted share as a cumulative effect of an accounting change.  The net loss prior to restatement was $40.8 million or $1.22 per diluted share for the nine months ended January 27, 2002.  For the same period, the loss available to Common shareholders was $11.4 million or 34 cents per diluted share prior to the adjustment.  The restated net loss was $92.0 million or $2.74 per diluted share.

7)                                      Other Comprehensive Loss

The difference between net loss and total comprehensive loss is shown below (amounts in thousands):

	13 Weeks Ended		39 Weeks Ended
	Jan. 26, 2003	Jan. 27, 2002	Jan. 26, 2003	Jan. 27, 2002

Net loss	$(18,405)	$(17,295)	$(15,324)	$(121,406)

Foreign currency translation	702	(541)	1,030	(826)

Unrealized loss on investments	50	(1)	(42)	(53)

Comprehensive loss	$(17,653)	$(17,837)	$(14,336)	$(122,285)

8)                                      New Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS 144 supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that opinion).  SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions than were included under the previous standards.  Effective April 29, 2002, the Company adopted SFAS 144, which did not have an effect on its consolidated results of operations.

In July 2002, the Financial Accounting Standards Board issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS 146 nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  The principal difference between Statement 146 and Issue 94-3 relates to Statement 146’s requirements for recognition of a liability for a cost associated with an exit or disposal activity.  Statement 146 requires that a liability for cost associated with an exit or disposal activity be recognized when the liability is incurred.  Under Issue 94-3, a liability for an exit cost is recognized at the date of an entity’s commitment to an exit plan.  The new statement is effective for exit or disposal activities that are initiated after December 31,

2002, with early application encouraged.  We adopted this new standard at the beginning of our third fiscal quarter.

9)                                      Repurchase Commitments

As is customary in the manufactured housing and recreational vehicle industries, we are contingently liable under the terms of repurchase agreements with many of the financial institutions that provide inventory financing for dealers of the Company’s products.   These agreements generally provide that, in the event of a default by a dealer in its obligation to these credit sources, we will repurchase product.  With most repurchase agreements our obligation ceases when the amount for which we are contingently liable to the lending institution has been outstanding for more than 12 or 18 months depending on the terms of the agreement. The contingent liability under these agreements approximates the outstanding principal balance owed by the dealer for units subject to the repurchase agreement less any scheduled principal payments waived by the lender.  Although the maximum potential contingent repurchase liability approximated $165 million for inventory at manufactured housing dealers and $550 million for inventory at RV dealers as of January 26, 2003, the risk of loss is reduced by the resale value of any products that are subject to repurchase, and is spread over numerous dealers and financial institutions.  The gross repurchase obligation will vary depending on the season and the level of dealer inventories.  Typically, the third quarter repurchase obligation will be greater than other periods due to high dealer inventories.  The RV repurchase obligation was significantly more than the manufactured housing obligation due to a higher average cost per motor home and the buildup of RV dealer inventories in anticipation of the typically strong spring season.  Thus, while the aggregate contingent liability may be material, losses under these agreements have not been significant in the past and lender repurchase demands have been funded out of working capital.  Through the first nine months of fiscal year 2003, we have repurchased $4.3 million of product compared to $19.7 million for the same period in the prior year, with this year’s loss of $559,000 being offset by the reversal of a prior year remaining accrual of $640,000 for the potential repurchase from a large dealer.  Last year’s repurchase loss was $799,000.

10)                                Restructuring

Due to the continuing deterioration of the manufactured housing industry, we consolidated two manufacturing facilities in Texas into one and closed one manufacturing plant in North Carolina and one in Tennessee during the fourth quarter of fiscal year 2003.  In addition, we are closing nine retail stores and reducing administrative staff. In all, these actions will result in a workforce reduction of about 400 employees.  We estimate related costs to include $3.2 million in severance and $2.0 million in other expenses.  The product lines produced in the closed manufacturing facilities will be moved to nearby plants.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Preliminary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements which may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (Exchange Act).  Forward-looking statements regarding future events and the future performance of the Company involve risks and uncertainties that could cause actual results to differ materially.  These risks and uncertainties include, without limitation, the following items:

•             the cyclical nature of both the manufactured housing and recreational vehicle industries;

•             ongoing weakness in the manufactured housing market;

•             the potential impact on demand for our products as a result of declining consumer confidence;

•             the effect of global tensions on consumer confidence;

•             continued acceptance of the Company’s products;

•             expenses and uncertainties associated with the manufacturing and introduction of new products;

•             the future availability of manufactured housing retail financing as well as housing and RV wholesale financing;

•             changes in retail inventory levels in the manufactured housing and recreational vehicle industries;

•             competitive pricing pressures;

•             the ability to attract and retain quality dealers, executive officers and other personnel; and

•             the ability to obtain the financing we need in order to execute our business strategies.

Although management believes that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward–looking statements, which speak only as of the date of this report. Fleetwood undertakes no obligation to publicly release the results of any revisions to these forward–looking statements that may arise from changing circumstances or unanticipated events. Additionally, other risks and uncertainties are described in our Annual Report on Form 10-K for the fiscal year ended April 28, 2002, filed with the Securities and Exchange Commission, under “Item 1-Business,” including the section therein entitled “Risks Relating to Our Business,” and “Item 7-Management’s Discussion and Analysis of Results of Operations and Financial Condition,” including the section therein entitled “Business Outlook.”

Overview

We are the nation’s leader in recreational vehicle sales, including motor homes, travel trailers, folding trailers and slide-in truck campers, and one of the nation’s largest producers and retailers of manufactured housing. In fiscal 2002 and for fiscal 2003 through the fiscal quarter ended January 26, 2003, we sold 53,575 and 42,620 recreational vehicles, respectively. In calendar 2002, we had an 18.2 percent share of the overall recreational vehicle retail market, consisting of a 17.6 percent share of the motor home market, a 13.4 percent share of the travel trailer market and a 42.7 percent share of the folding trailer market.

In fiscal 2002 and for fiscal 2003 through the fiscal quarter ended January 26, 2003, we shipped 30,056 and 17,703 manufactured homes, respectively, and were the second largest producer of HUD-Code homes in the United States in terms of units sold.  In calendar 2002, we had a 16.7 percent share of the manufactured housing retail market.

Our manufacturing activities are conducted in 16 states within the U.S., and to a much lesser extent in Canada.  In addition, we operate five supply companies that provide components for our manufactured housing and recreational vehicle operations, while also generating outside sales. Our business began in 1950 producing manufactured homes.  We entered the recreational vehicle business in 1964.  We distribute our manufactured products primarily through a network of independent dealers throughout the United States and Canada.  However, in fiscal 1999, we entered the manufactured housing retail business through a combination of key acquisitions and internal development of new retail sales centers.  At January 26, 2003, we operated 138 retail sales locations in 21 states, and were one of the four largest retailers of manufactured homes in the United States.

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

2.               written or verbal approval for payment has been received from the dealer’s flooring institution;

3.               a common carrier signs the delivery ticket accepting responsibility for the product as agent for the dealer; and

4.               product is removed from Fleetwood’s property for delivery to the dealer who placed the order.

Most manufacturing sales are made for cash, with most dealers financing their purchases under flooring arrangements with banks or finance companies.  Products are not ordinarily sold on consignment; dealers do not ordinarily have the right to return products; and dealers are typically responsible for interest costs to floor-plan lenders.  On average, we receive payments from floor-plan lenders on products sold to independent dealers within 15 days of the invoice date, i.e. the date product is shipped.

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

Insurance Reserves

Generally, we are self-insured for health benefit, workers’ compensation,  product liability and personal injury insurance.  Under these plans, liabilities are recognized for claims incurred (including those incurred but not recorded), changes in the reserves related to prior claims and an administration fee.  At the time a claim is filed, a liability is estimated to settle the claim.  The liability for workers’ compensation claims is guided by state statute.  Factors considered in establishing the estimated liability for product liability and personal injury claims are the nature of the claim, the geographical region in which the claim originated, loss history, severity of the claim, the professional judgment of our legal counsel, and inflation.  Any material change in the aforementioned factors could have an adverse impact on our operating results.  We maintain excess liability insurance with outside insurance carriers to minimize our risks related to catastrophic claims.

Deferred Taxes

We consider future taxable income and prudent and feasible tax planning strategies in assessing the need for a valuation allowance.  If we determine that we are not likely to realize all or part of our net deferred tax assets in the future, we will make an adjustment to the deferred tax assets, which will be charged to income tax expense in the period of such determination.

Legal Proceedings

We are currently involved in certain legal proceedings involving primarily former employees and products. Because of the uncertainties related to the outcome of the litigation and range of loss on cases other than breach of warranty, we are unable to make a reasonable estimate of the liability that could result from an unfavorable outcome.  In other cases, including products liability (discussed above) and personal injury cases, we prepare estimates based on historical experience, the professional judgment of our legal counsel, and other assumptions that we believe are reasonable.  As additional information becomes available, we reassess the potential liability related to pending litigation and revise our estimates.  Such revisions and any actual liability that greatly exceeds our estimates could materially impact our results of operations and financial position.

Repurchase Commitments

Producers of recreational vehicles and manufactured housing customarily enter into repurchase agreements with lending institutions that provide wholesale floor-plan financing to independent dealers.  These agreements generally provide that, in the event of a default by a dealer in its obligation to these credit sources, we will repurchase product.  With most repurchase agreements our obligation ceases when the amount for which we are contingently liable to the lending institution has been outstanding for more than 12 or 18 months depending on the terms of the agreement.  The contingent liability under these agreements approximates the outstanding principal balance owed by the dealer for units subject to the repurchase agreement less any scheduled principal payments waived by the lender.  Although the maximum potential contingent repurchase liability approximated $165 million for inventory at manufactured housing dealers and $550 million for inventory at RV dealers as of January 26, 2003, the risk of loss is reduced by the potential resale value of any products that are subject to repurchase, and is spread over numerous dealers and financial institutions.  The gross repurchase obligation will vary depending on the season and the level of dealer inventories.  Typically, the third quarter repurchase obligation will be greater than other periods due to high dealer inventories.  The RV repurchase obligation was significantly more than the manufactured housing obligation due to a higher average cost per motor home and the buildup of RV dealer inventories in anticipation of the typically strong spring season.  Past losses under these agreements have not been significant and lender repurchase demands have been funded out of working capital.  In the past three fiscal years we have had the following repurchase activity:

	Fiscal Years
	(Amounts in millions)
	2002	2001	2000

Units	417	641	397

Repurchase amount	$10.5	$15.0	$9.9

Loss recognized	$2.1	$3.3	$0.3

Results of Operations

The following is an analysis of changes in key items included in the condensed consolidated statements of operations for the thirteen and thirty-nine week periods ended January 26, 2003, compared to the thirteen and thirty-nine week periods ended January 27, 2002.

	13 Weeks Ended January 26, 2003		39 Weeks Ended January 26, 2003
(Amounts in thousands)	Increase (Decrease)	% Change	Increase (Decrease)	% Change
	(Unaudited)		(Unaudited)

Net sales	$(29,166)	(5.6)%	$68,367	4.1%
Cost of products sold	(5,138)	(1.2)	74,355	5.6

Gross profit	(24,028)	(22.7)	(5,988)	(1.8)

Selling expenses	(13,018)	(22.7)	(17,702)	(10.6)
General and administrative expenses	(2,097)	(3.3)	(24,601)	(12.0)
Other charges	(4,800)	—	(5,800)	—

Operating expenses	(19,915)	(15.9)	(48,103)	(12.7)

Operating income	(4,113)	(21.6)	42,115	—

Other expense	(5,513)	—	(11,074)	(95.3)

Income before taxes, minority interest and cumulative effect of accounting change	1,400	6.0	53,189	—

Provision for income taxes	57.7		20,660	—
Minority interest in Fleetwood Capital Trusts, net of income taxes	2,453	92.4	7,082	86.9

Loss before cumulative effect of accounting change	1,110	(6.4)	(25,447)	(62.4)

Cumulative effect of accounting change, net of income taxes	—	—	80,635	—

Net loss	$1,110	(6.4)%	$(106,082)	(87.4)%

Current Quarter Compared to Same Quarter Last Year

Consolidated Results:

We incurred a net loss of $18.4 million in the January quarter or 51 cents per diluted share compared to a net loss of $17.3 million a year ago.  Last year’s reported diluted earnings per share was a positive 31 cents, which resulted from the required accounting treatment related to a $29.4 million after-tax gain from the exchange of new 9.5% convertible trust preferred securities with a liquidation value of $37.95 million for existing 6% trust preferred securities with a liquidation value of $86.25 million.  Excluding the gain from income available to Common shareholders, the prior year third quarter earnings per share would have been a 49 cent loss per diluted share.  The increase in the net loss was mainly due to the continuing deterioration of the manufactured housing business that led to a decline in volume and gross margin.  Also contributing to the net loss was erosion of RV gross margin, stemming primarily from inefficiencies related to the production of the new travel trailer products.

We incurred an operating loss of $23.1 million compared with a loss from operations of $19.0 million in the prior year.  The manufacturing segment lost $14.4 million, excluding intercompany profit of $1.2 million, and housing retail operations lost $9.4 million.  Manufactured housing lost $6.6 million from operations, before intercompany profit elimination of $1.2 million for both years, compared to earning $2.7 million in the prior year.  The sharp decline in profitability resulted from a further deterioration in the availability of financing that has depressed the retail market for new manufactured homes for the past three years.  The RV Group incurred a loss from operations of $7.6 million versus a loss of $9.2 million in the prior year, despite a 12 percent increase in sales.  The RV Group operating loss was mainly attributable to the travel trailer division, which lost $15.5 million primarily from incremental costs associated with production inefficiencies related to the new products.  Partially offsetting the towable operating loss was $8.2 million earned by the motor home division.

Consolidated revenues decreased $29.2 million or 6 percent to $493.2 million compared with $522.4 million in last year’s third quarter.  All recreational vehicle business segments experienced revenue increases due to improved market conditions and new product introductions, while housing revenues declined as a result of further deterioration in an already restrictive financing environment.

Gross margin declined from 20.3 percent to 16.6 percent of sales mainly due to a decrease in the Housing Group gross margin.  Moreover, gross profit for all manufacturing business segments declined mainly due to higher labor costs.  Gross margin for the manufactured housing segment declined from 25.4 percent to 19.9 percent as a result of price competition and improving the competitiveness of the product by adding features at lower margins.  Gross profit for the RV segment decreased from 13.0 percent to 11.6 percent of sales in the current year, primarily due to higher labor costs resulting from the inefficiencies and complexities in building the new travel trailer products.  Retail housing margins improved from 19.6 percent to 22.3 percent for the current year due to the sale of fewer units that are aged or distressed.  The percent of units that had been in inventory for more than 12 months, including display units, improved from approximately 47 percent in the prior year to 44 percent at the end of December 2002.

Operating expenses, which include selling, general and administrative expenses, decreased $19.9 million in the third quarter to $105.0 million, and fell as a percentage of sales from 23.9 percent to 21.3 percent in the current quarter.  Included in operating expense last year was $4.8 million for asset impairment and restructuring charges.  The remaining $15.1 million decrease from the prior year was primarily due to the downsizing of manufacturing and retail operations in prior quarters and lower product warranty expense.  Selling expenses decreased $13.0 million, and fell as a percentage of sales from 11.0 percent in the prior year to 9.0 percent for the current quarter mostly due to lower volumes, cost cutting in the Housing Group and reduced product warranty expense in all manufacturing segments.  General and administrative expenses declined $2.1 million, excluding the $4.8 million of asset impairment and restructuring charges from the prior year, but increased as a percentage of sales from 12.0 percent to 12.3 percent due to the fixed nature of some of these expenses.

Other income for the third quarter was $1.3 million compared to an expense of $4.2 million in the prior year.  The current quarter included a $3.6 million gain from the sale of two properties.  Excluding the gain from the current year would result in an expense of $2.3 million, which was about $1.9 million lower than the prior year due to lower interest rates and borrowings.

Investment income was down 32 percent from the prior year as a result of lower rates and lower invested cash balances.

Recreational Vehicles:

Recreational vehicle sales increased 12 percent to $310.5 million compared to $278.3 million for last year’s third quarter.  Motor home sales led the group with a 16 percent increase to $212.9 million compared to $183.6 million in the prior year.  The strong motor home performance was the result of improved market conditions and customer acceptance of three new diesel products.  Deliveries of Class A diesel products rose 20 percent compared to an increase of 11 percent for all motorized products during the quarter.  Travel trailer revenues were $71.2 million, up 4 percent for the quarter, although unit volume declined by 9 percent.  The travel trailer volume decline was mainly due to dealers’ reluctance to add new products to their inventories during the seasonally slower winter quarter, combined with concerns about the economy and global tensions and, to a lesser extent, a need to liquidate prior model year products.  Folding trailer sales were slightly ahead of the prior year at $26.4 million on an 8 percent drop in unit volume.  The higher revenue on lower shipments for both towable segments reflects the sales growth of larger, higher-priced products.

After returning to profitability in the prior two quarters, the RV Group incurred a loss from operations of $7.6 million, which was mainly attributable to the towable group.  The travel trailer division incurred a $15.5 million operating loss in the third quarter, primarily due to a drop in unit volume and incremental costs incurred in the production of new products, compared to a loss in the prior year of $14.8 million.  The travel trailer division introduced new products that represented about 60 percent of its product offering at the national trade show in December.  Due to the significant variety, larger sizes and additional features in the new models, the manufacturing facilities incurred labor inefficiencies and overtime, resulting in higher costs.  In addition, sales volume was negatively impacted because the dealers were reluctant to add new products to their inventories for the reasons described above.  Partially offsetting the towable operating losses was $8.2 million earned by the motor home division, which was $2.6 million or 47 percent more than the prior year.  The improved profitability was driven by the increase in diesel sales and lower product warranty expenses.  Operating expenses for the RV Group declined $2.0 million and decreased from 16.3 percent of sales to 14.0 percent in the current year mainly due to a 26 percent reduction in product warranty costs.

Manufactured Housing:

Gross manufacturing revenues of $144.3 million fell 29 percent from the prior year and included $29.7 million of intercompany sales to Company-owned retail home centers.  Manufacturing unit volume declined 35 percent to 4,607 homes, but the number of sections was off a lesser 33 percent to 8,534 due to the continuing shift in sales mix toward multi-section homes.  Multi-section homes represented 84 percent of factory sales versus 77 percent last year.  The trend toward multi-section homes has been influenced by an even more scarce lack of financing for single-section homes and competition with repossessed houses.

Sales volume was below the prior year because of a weaker manufactured housing market, which has been adversely affected by competition from repossessed units and restrictive retail financing conditions.  This condition has further deteriorated in the past year with new legislation in Texas, the largest manufactured housing state, which has the effect of restricting the use of chattel financing.  During the same period, the two largest retail lenders and the two largest inventory floor-plan lenders announced they were exiting the business.

Operating income, before the addition of intercompany profit of $1.2 million in both years, swung from an operating profit of $2.7 million to a loss from operations of $6.6 million, and operating margin fell from 1.3 percent to a negative 4.6 percent of sales.  The decrease in earnings was due to the decline in volume and erosion of gross margin caused by the competitive market conditions.  Gross profit margin for the Housing Group decreased from 25.4 percent to 19.9 percent of sales, mainly as a result of improving the competitiveness of the product by adding features without commensurate price increases.  Housing Group operating costs, excluding $3.5 million of asset impairment charges from the prior year, decreased by almost $10 million or 22 percent as a result of lower commissions, reduced bonus expense and decreased product warranty costs.

Retail Housing Operations:

Retail housing revenues from Fleetwood Retail Corp. (FRC) decreased 18 percent to $59.6 million in the third quarter on a 30 percent decline in unit sales due to difficult market conditions and fewer retail stores.  During FRC’s fiscal quarter ended December 31, 2002, the average number of stores operated was down 7 percent from 147 stores last year to 136 stores this year.  The retail division incurred an operating loss of $9.4 million for the current quarter compared to a loss of $9.6 million a year ago.  The operating loss was slightly lower despite the drop in revenues due to gross margin improvement from 19.6 percent to 22.3 percent of sales and a 5 percent reduction in operating expenses resulting from lower volume, store closures and reduced staffing.  Interest expense on inventory financing decreased by 58 percent from $1.3 million to $547,000, reflecting a 26 percent drop in inventories and lower interest rates.  The retail housing segment was operating 138 stores at the end of January compared to 145 a year ago.

Supply Operations:

The Supply Group contributed third quarter revenues of $8.6 million compared to $8.1 million a year ago.  Despite higher sales, operating income decreased from $1.7 million in the prior year to a loss of $225,000 in the current quarter due to a shift to a less profitable product mix.

Fleetwood Retail Corp.

Key Statistics

	Quarter Ended*
	Dec. 2002	Dec. 2001

Number of retail stores
Beginning	135	151
New	3	4
Closed	0	(8)
Transferred	0	(1)
Ending	138	146

Average number of retail stores	136	147

Unit volume
Retail – new
Single-section	180	319
Multi-section	827	1,095
Total	1,007	1,414

Retail – pre-owned	142	236

Grand total	1,149	1,650

Average number of homes sold per store	8	11

Average sales price
New
Single-section	$27,153	$28,164
Multi-section	$56,830	$54,802

Pre-owned	$8,658	$7,095

Average unit inventory per store at quarter end
New	20	23

Pre-owned	4	5

*                                         The above statistics are as of FRC’s third fiscal quarter end, which is the last day in December.  Unless noted otherwise, all other statistics in this report related to FRC are as of Fleetwood Enterprises, Inc.’s third fiscal quarter ended January 26, 2003.

Current Year-to-Date Compared to Same Period Last Year

Consolidated Results:

For the first nine months of fiscal 2003, we incurred a net loss of $15.3 million or 43 cents per diluted share compared to a net loss of $121.4 million or $2.74 per diluted share for the similar period last year.  Last year’s net loss was initially reported as $40.8 million or 34 cents per diluted share, but was restated to reflect an $80.6 million or $2.40 per diluted share cumulative effect of an accounting change, net of tax, related to the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets.”  The significantly lower January year-to-date loss in fiscal year 2003 was the result of a swing in RV Group operating income from a loss of $37.0 million to an operating profit of $27.1 million.

Consolidated revenues for the nine-month period rose 4 percent to $1.75 billion compared to $1.68 billion for the similar period last year.  A robust recreational vehicle market and improved products drove a 28 percent sales increase in RVs, which more than offset a 19 percent decline in manufactured housing revenues and a 25 percent drop in housing retail sales.

Gross profit margin fell to 19.0 percent of sales compared to 20.2 percent last year, mainly due to a decline in housing margin from 25.6 percent to 21.2 percent.  Overall RV gross margins for the first nine months of the current year improved from 12.4 percent to 15.0 percent.

Operating expenses, which include selling, general and administrative expenses, decreased $48.1 million or 13 percent primarily due to reduced product warranty expenses and prior period downsizing actions.  Included in the prior year operating expense was $8.3 million for the legal settlement of two class action suits and $5.8 million of asset impairment and restructuring charges.  Excluding the legal settlements, asset impairment and restructuring charges, operating expenses would still reflect a $34.0 million decrease on 4 percent higher sales.  Selling expenses declined 11 percent to $149.9 million and decreased as a percentage of sales from 10.0 percent to 8.6 percent.  Lower payroll-related costs and an 11 percent drop in product warranty costs led to the expense reduction.  General and administrative expenses fell $24.6 million or 12 percent to $181.1 million and decreased as a percentage of sales from 12.3 percent to 10.4 percent.  Excluding the $8.3 million for the settlement of two class action suits, general and administrative expense would have reflected a decrease of $16.3 million for an 8 percent reduction from the prior year.  The reduction in cost was mainly due to staff reductions resulting from manufacturing plant and retail store closures in prior periods.

In the prior year, other charges included $1.0 million to close two travel trailer manufacturing facilities and $4.8 million of asset impairment charges.

Other expense was $543,000 compared with $11.6 million in the prior year.  The current year included a $6.1 million gain from the sale of a parcel of land and three facilities.  The prior year included interest expense of $2.3 million for yield maintenance charges related to the early retirement of the senior unsecured notes on July 30, 2001.  Excluding the $2.3 million yield maintenance charges from the prior year, interest expense was lower this year mainly due to a smaller retail housing inventory floor-plan liability resulting from a reduction in inventories, combined with lower interest expense on other borrowings.  Investment income was down 16 percent from the prior year as a result of lower interest rates on lower invested balances.

Recreational Vehicles:

Recreational vehicle revenues increased 28 percent to $1.08 billion, primarily as a result of a stronger recreational vehicle market and customer acceptance of our new diesel products.  Motor home sales were up 37 percent to $671.8 million compared to $489.3 million in the prior year.  The motor home performance was the result of improved market conditions and customer acceptance of three new diesel products.  For the first nine months of fiscal year 2003, Class A diesel product shipments rose 42 percent.  Travel trailer revenues increased 16 percent to $310.0 million on a 13 percent increase in unit volume.  Folding trailer sales rose 14 percent to $95.4 million on a 4 percent rise in unit volume.  The disproportionate increase in folding trailer revenues to shipments reflects the sales growth of the larger, higher-priced Caravan product offered since July 2001.

The RV Group earned $27.1 million in the nine-month period ending January 26, 2003, compared to a loss of $37.0 million in the same period of the prior year.  The $64.1 million swing in profitability was mainly due to the increase in diesel sales, which have higher selling prices and gross margins, and a $26.9 million reduction in the travel trailer operating loss resulting from higher revenues and gross margins.  Operating expenses declined $6.8 million and decreased from 16.8 percent of sales to 12.5 percent in the current year mainly due to lower product warranty costs.

Manufactured Housing:

Gross manufacturing revenues in the first nine months were $531.3 million, down 19 percent from the prior year, and included $94.5 million of intercompany sales to Company-owned retail sales centers.  Manufacturing unit volume declined 25 percent to 17,703 homes, but the number of housing sections was off a lesser 23 percent to 32,373 due to the continuing shift in sales mix toward multi-section homes.  Multi-section homes represented 81 percent of factory sales versus 77 percent last year.

The weakness in housing sales was attributable to the same factors mentioned in the quarter-to-quarter comparison of results.

Operating income, before adding intercompany profit adjustments of $5.4 million this year and $7.7 million in the prior year, dropped from $33.8 million to an operating loss of $3.3 million, due to the decline in volume and erosion to gross margin resulting from the depressed market and competitive environment.  Gross profit margin for the Housing Group declined from 25.6 percent to 21.2 percent of sales, mainly as a result of improving the competitiveness of the product by adding features without commensurate price increases.  Housing Group operating costs declined $18.5 million or 14 percent as a result of reduced product warranty expenses and lower employee compensation due to staffing reductions in prior quarters.

Retail Housing Operations:

Retail housing’s nine-month revenues declined 25 percent from $269.0 million to $202.7 million for fiscal year 2003.  Unit sales for the retail operation were off 37 percent to 4,124 homes.  The smaller decrease in revenues resulted from the average unit price rising by 19 percent to $49,150 for the first nine months due to the sale of more multi-section homes and fewer homes at discounted prices.  As a result, gross margins improved from 18.4 percent in the prior year to 20.7 percent.  The retail division incurred an operating loss of $27.7 million in the first nine months of fiscal year 2003, before interest expense on inventory financing, compared to an operating loss of $30.6 million last year.  The earnings improvement mainly resulted from the higher gross margin and a 13 percent reduction in operating expenses.  Interest expense on inventory financing decreased 54 percent from $3.7 million to $1.7 million as a result of lower interest rates, a 26 percent reduction in inventories and a related pay-down of the flooring liability.

Supply Operations:

Our Supply Group contributed revenues of $28.9 million through January 26, 2003, compared to $24.3 million in the prior year.  Operating income decreased from $5.9 million to $1.8 million mainly due to a shift in product mix to less profitable business.

Business Outlook

Late in calendar year 2001, the wholesale motor home market, particularly for gasoline- powered Class A products, began to improve after about 20 months of decline.  The combination of the improved market and positive acceptance of our new motor home products has been reflected in increased market share and higher production rates, resulting in significantly improved motor home earnings compared with the past two years.  The travel trailer division introduced new products covering 60 percent of its model line-up at the national trade show in December 2002.  Even though the dealers were reluctant to increase their inventories with new products during the seasonally slow winter quarter, early indications from retail shows are that the new products are being well received by retail customers.  The impact of the new products on production efficiencies negatively affected third quarter operating results.  However, we have now begun to experience improved operating efficiencies and expect the travel trailer business to approach breakeven at the operating line in the fourth quarter.

With the current low interest rates, the introduction of new products and significant restructuring costs behind us, we expect our RV Group will achieve improved operating results in fiscal 2003 over fiscal 2002.  However, the anticipated improvement could be at risk if consumer confidence, which is a key factor affecting the recreational vehicle industry, deteriorates further due to concerns regarding the economy, gasoline prices or global tensions.

Conditions in the manufactured housing market have been in decline since 1999, and further deteriorated in the last 10 months.  Competition from repossessed homes, more stringent lending standards, relatively high retail interest rates for manufactured housing and the shortage of retail financing have adversely affected the industry.  These conditions were aggravated by several developments early in calendar 2002.  As a result of the exit of several consumer lenders, there has been a reduction in the volume of loans being written, particularly in the chattel (home only) portion of the business related mostly to single-section homes.  Further, new legislation in Texas, the largest manufactured home state in the country, requires more restrictive procedures and legal processes to be applied to sales of manufactured homes, which has resulted in lost sales.  In March 2002, Conseco Finance Servicing Corp. (Conseco), the largest floor-plan lender in the country, announced its withdrawal from that business.  In October, Deutsche Financial Services (Deutsche), another large housing wholesale floor-plan lender, announced it would be exiting the business.  Since the announcements by Conseco and Deutsche, dealer transition to other floor-plan sources has been orderly and we have experienced relatively little difficulty in finding alternative sources of inventory financing for most of our dealers, including our Company-owned stores.   In October, Conseco, also formerly the largest provider of retail financing to the manufactured housing industry, announced it would no longer provide retail financing in any form and that it will more aggressively liquidate its existing inventory of repossessed homes.  Further, Oakwood Homes, the fourth largest manufacturer of manufactured homes, announced in November 2002 that it was filing for Chapter 11 bankruptcy protection.  Subsequently, Conseco and Oakwood have been aggressively liquidating their inventories of repossessed homes, which has depressed demand and pricing for new homes.  While we expect the industry will benefit in the longer term from these forceful efforts to liquidate inventories of repossessed homes, thereby eventually reducing the competition for new homes, we expect we will continue to be challenged by the overhang of repossessions for at least the next 12 months.  In the meantime, industry shipments in the calendar fourth quarter were lower than any other fourth quarter in the past 40 years.  Generally, over the past three years there have been significant industry manufacturing and retail capacity reductions and more are expected until retail finance conditions improve.

As a result, the operating environment for at least the remainder of fiscal year 2003 for manufactured housing will continue to be challenging.  Results in the first nine months of fiscal 2003 were adversely affected by the continuing weakness in the market, the ratcheting down of financing availability and competition from repossessed homes.  We anticipate that we will incur operating losses at our manufactured housing and retail housing business segments in the fourth quarter and for the fiscal year.  However, during the same periods we expect to achieve profitability in the RV Group.  The expected improved results from our RV Group will not offset the losses from our manufactured housing and retail segments, and we do not now expect to be profitable in the fourth quarter or for the year.

Our amended credit agreement includes a covenant requiring cumulative earnings before interest, taxes, depreciation and amortization (EBITDA) for the four quarters ending as of April 26, 2003, of $35.6 million.  We are in compliance with the EBITDA covenant through the third quarter of fiscal year 2003, but we do not expect to be in compliance with the covenant as written after the fourth quarter.  In addition, FRC’s wholesale financing agreement with Textron Financial Corporation (Textron), which provides for wholesale financing to FRC up to an uncommitted limit of $20 million, is subject to a cross-default provision and a covenant in which Fleetwood agreed that it would not modify the EBITDA covenant in the senior credit facility without Textron’s prior consent.  Accordingly, it will be necessary to obtain Textron’s consent to an amendment, or to similarly amend the Textron agreement.  At the end of the third quarter FRC had $17.3 million outstanding in borrowings under the Textron facility.  Although no amendment will be necessary under either facility until following the end of the Company’s fourth fiscal quarter on April 27, 2003, there can be no assurance that either facility will be amended at or prior to that time on terms satisfactory to Fleetwood.

Liquidity and Capital Resources

We have historically relied upon internally generated cash flows to satisfy working capital needs and to fund capital expenditures.  In recent periods, however, primarily due to operating losses, we have used external funding sources to supplement internal cash flows.  Cash totaling $43.1 million was used in operating activities during the first nine months of fiscal year 2003 compared to cash generated of $52.5 million for the similar period one year ago.  In addition to the $15.3 million net loss, the use of cash from operations resulted primarily from a $33.2 million increase in inventories, a $12.9 million decrease in accounts payable, and an $11.7 million increase in other assets, consisting primarily of chattel loans internally funded through the HomeOne finance subsidiary.  The increase in inventories was due to a planned buildup of motor home and travel trailer finished goods in anticipation of a strong spring season, combined with concerns about being able to ramp-up production fast enough to meet increasing demand for our products.  However, inventory levels at quarter end were higher than planned, as dealers postponed deliveries due to economic uncertainties and global tensions.  Last year, the $52.5 million of cash generated from operations was mainly attributable to reducing retail inventories and a $50.3 million refund of Federal taxes from a carry-back of losses to prior periods, resulting in a decrease in tax receivables.  As a result of the above-mentioned cash uses, cash and marketable investments decreased $43.2 million from $111.1 million as of April 28, 2002, to $67.9 million at the end of January.

Additional cash outlays in the first nine months of fiscal year 2003 included $2.3 million in net capital expenditures.  In the same period of the prior year, the Company paid Common stock dividends of $2.6 million and had net capital expenditures of $14.0 million.  Distributions on the 6% convertible trust preferred securities were deferred, whereas the distributions on the 9.5% issues were paid in Common stock for the first quarter of fiscal year 2003 and paid in cash for the second and third quarters, in the amount of $8.9 million.

As of the end of the third quarter, short-term borrowings under our secured syndicated credit facility were $24.7 million.  Currently, lender commitments to the facility total $110 million.  Our borrowing capacity, however, is governed by the amount of a borrowing base, consisting of inventories and accounts receivable, that fluctuates significantly from season-to-season, and even at times from week-to-week.  The borrowing base is revised weekly for changes in receivables and monthly for changes in inventory balances.  Under the borrowing agreement, $30 million must be maintained as minimum unused availability, with the remainder available to support standby letters of credit and fund borrowings.  At the end of the quarter, the borrowing base totaled $156.9 million.  After consideration of the unused minimum requirement, collateral reserves of $3.1 million, $44.4 million in standby letters of credit and the outstanding borrowings, unused borrowing capacity was approximately $7.8 million.  As discussed above, we do not expect to be in compliance with the EBITDA covenant following the fourth quarter, and we are presently in discussion with the lenders with a view to resetting the covenant.

We believe the combination of our current holdings of cash and short-term marketable investments, estimated future cash flows from operations and existing credit facilities will be sufficient to satisfy our foreseeable cash requirements for the next 12 months, including up to $20 million for capital expenditures.

Credit Agreement Amendment; HomeOne Credit Corp.

On January 27, 2003, we announced that we had successfully restructured our revolving line of credit to provide greater flexibility and borrowing capacity.  The maximum amount of credit available to us under the line of credit, which is provided through a syndicate of banks led by Bank of America, N.A. as administrative agent, was reduced from $190 million to $110 million.  This more closely matches the size of the line to the loan value of the borrowing base, or pool of inventory and receivables, that supports our borrowings.  At the same time, the lenders agreed to reduce the borrowing availability reserve that we are required to maintain from $50 million to $30 million, and to release certain excess real estate and equipment collateral.

The covenants remain essentially unchanged.  However, as indicated above, we do not expect to be in compliance with the EBITDA covenant following the fourth quarter, and we are presently in discussions with the lenders with a view to resetting the covenant.

Additional provisions of the amendment allow greater flexibility in making capital contributions, advances and distributions among Fleetwood and its subsidiaries.  The amendment specifically authorizes Fleetwood to make additional capital contributions to its HomeOne Credit finance subsidiary, and to enter into a warehouse line of credit to further support the operations of HomeOne.  In return, Fleetwood paid a fee of three-eighths of a percent of the new commitment amount to the syndicate.

Contracts and Commitments

Below is a table showing payment obligations for long-term debt, capital leases, operating leases and purchase obligations for the next five years and beyond:

	Payments Due By Period
	(Amounts in thousands)
Contractual Obligations	Total	1-3 years*	3-5 years**	More than 5 years

Long-term debt	$2,480	$566	$491	$1,423

Capital lease obligations	473	440	33	—

Operating leases (1)	44,687	26,107	8,871	9,709

Purchase obligations (2)	14,061	14,061	—	—

Other long-term liabilities
Deferred compensation and non-qualified retirement plans	58,188	15,369	17,441	25,378
Insurance reserves	29,041	29,041
Company-obligated mandatorily redeemable convertible preferred securities (3)	374,069	—	—	374,069

Total	$522,999	$85,584	$26,836	$410,579

*                       Includes payments due from January 26, 2003, through fiscal year ending April 24, 2005.

**                Includes payments due from April 24, 2005, through fiscal year ending April 29, 2007.

(1)                Most of the Company’s retail sales locations and certain of its other facilities are leased under terms that range from monthly to 15 years.  Also included in the above amounts are equipment leases.  Management expects that in the normal course of business, leases will be renewed or replaced by other leases for the continuing operations.

(2)                We have an operating agreement with a large dealer who manages 54 retail store locations for FRC.   Either party may terminate the agreement by giving written notice 120 days in advance of the date of the termination.  If termination notice is provided, Fleetwood Enterprises, Inc. is obligated to repurchase the outstanding inventory at that time for the amount of the dealer’s obligation to its flooring institution.  Similarly, an equivalent amount is included in the aggregate repurchase obligation described in footnote 9 to the Company's financial statements contained elsewhere in this Report.  That repurchase obligation would become due and payable to the flooring institution only in the event the dealer defaults prior to its agreement with Fleetwood being terminated.

(3)                The mandatorily redeemable convertible preferred securities were issued in three separate transactions, and are reflected on the balance sheet as a quasi-equity interest.  In fiscal 1998, Fleetwood, through a wholly owned Delaware business trust, issued $287.5 million aggregate liquidation amount of 6% convertible trust preferred securities due 2028.  In fiscal 2002, Fleetwood, through another Delaware business trust, exchanged $86.25 million in liquidation amount of the existing 6% convertible preferred securities for $37.95 million in liquidation amount of new 9.5% convertible preferred securities due 2013.  Also in fiscal 2002, Fleetwood, again through a Delaware business trust, issued $150 million in aggregate liquidation amount of new 9.5% convertible preferred securities due 2013.  The obligations of the business trusts to holders of the trust preferred securities are supported by debentures issued by Fleetwood to the respective business trusts.  The interest is payable quarterly.  Currently, as permitted by the trust documents, payment of interest is being deferred on the outstanding 6% convertible trust preferred securities.

Off-Balance Sheet

In March 2002, Fleetwood entered into a sale and leaseback agreement involving 22 manufactured housing retail stores.  The minimum rental payments required under this agreement are included in the Contractual Obligation schedule above, under operating leases.  The agreement includes a contingent rental reset provision which provides that, in the event that the Company’s credit rating falls below a certain level anytime prior to March 2005, the Company could be required, at the option of the lessor, to make an accelerated rent payment equal to the unamortized principal of the lessor’s underlying debt.  Since entering into the agreement, the Company’s credit rating has fallen below the specified level, raising the possibility that the provision could be exercised in March 2005.  Using current interest rates, the accelerated payment would be approximately $20 million.

We describe our aggregate contingent repurchase obligation at footnote 9 to the Company's financial statements and under Critical Accounting Policies at Item.2 Management's Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere in this Report.

Under the senior credit agreement, Fleetwood Enterprises, Inc. is a guarantor of the borrowings of Fleetwood Holdings, Inc. (FHI).  FHI includes most of the manufacturing wholly owned subsidiaries and a portion of the retail housing subsidiaries.  In addition, Fleetwood Enterprises, Inc. guarantees FRC’s floor-plan obligation to Textron pursuant to FRC’s wholesale financing agreement with Textron.

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

For fixed rate debt, changes in interest rates generally affect the fair market value, but not earnings or cash flows.  Conversely, for variable rate debt, changes in interest rates generally do not influence fair market value, but do affect future earnings and cash flows.  Based upon the amount of variable rate debt outstanding at the end of the third quarter, and holding the variable rate debt balance constant, each one percentage point increase in interest rates occurring on the first day of an annual period would result in an increase in interest expense of approximately $420,000.

We do not believe that future market equity or interest rate risks related to our marketable investments or debt obligations will have a material impact on our results.

Item 4. Controls and Procedures

Within the 90 days prior to the filing date of this report, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief

Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.  Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

In addition, we reviewed our internal controls, and determined that there have been no significant changes to our internal controls or to other factors that could significantly affect those controls subsequent to the date of their last evaluation.

PART II         OTHER  INFORMATION

Item 1.  Legal Proceedings

In the previously reported case of McManus v. Fleetwood Enterprises, Inc., we appealed the class certification to the Fifth Circuit Court of Appeals on October 4, 2001.  On February 14, 2003, the Fifth Circuit ruled that the trial court had erred in certifying a State sub-class based upon fraud and/or misrepresentation, but confirmed a class based upon the implied warranty of merchantability.  We continue to deny the material allegations in the complaint while asserting a vigorous defense to that end.  It is not possible at this time to properly assess the risk of an adverse verdict or the magnitude of possible exposure.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

10.1

Fifth Amendment to Credit Agreement and Consent of Guarantors, dated as of January 24, 2003, among the Company, Fleetwood Holdings, Inc. and its subsidiaries, Fleetwood Retail Corp. and its subsidiaries, the banks and other financial institutions signatory thereto, and Bank of America, N.A., as administrative agent and collateral agent.

	15.1	Letter of Acknowledgment of Use of Report on Unaudited Interim Financial Information.

(b)	Reports on Form 8-K

On December 9, 2002, we filed a current report on Form 8-K disclosing the filing of certifications pursuant to Section 906 of the Sarbanes-Oxley Act.

On December 10, 2002, we filed a current report on Form 8-K announcing earnings results for the second fiscal quarter ending October 27, 2002.

On January 21, 2003, we filed a current report on Form 8-K disclosing an amendment dated as of December 31, 2002, to the Rights Agreement by and between the Registrant and EquiServe Trust Company, N.A. (f/k/a Fleet National Bank, f/k/a BankBoston, N.A.) as Rights Agent.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLEETWOOD ENTERPRISES, INC.

/s/ Boyd R. Plowman
Boyd R. Plowman
Executive Vice President and
Chief Financial Officer

March 5, 2003

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

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                                      Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                     Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                      Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)                                      All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 5, 2003	/s/: Edward B. Caudill
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

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                                      Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                     Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                      Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)                                      All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 5, 2003	/s/: Boyd R. Plowman
Boyd R. Plowman
Executive Vice President and Chief Financial Officer