Form 10-K
period 2003-04-27
FLEETWOOD ENTERPRISES INC/DE/
filed 2003-07-23
CIK 314132

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One) /X/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended April 27, 2003
OR
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to ____________

Commission file number 1-7699

F L E E T W O O D  E N T E R P R I S E S ,  I N C .
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Delaware	95-1948322
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
3125 Myers Street, Riverside, California	92503-5527
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code: (909) 351-3500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, $1 par value	New York Stock Exchange, Inc. Pacific Exchange, Inc.
Preferred share purchase rights	New York Stock Exchange, Inc. Pacific Exchange, Inc.

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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule12b-2 of the Exchange Act).

Yes	x	No

        The aggregate market value of common stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant's most recently completed second fiscal quarter was $223,172,700.

Common stock outstanding on July 14, 2003: 35,934,892 shares

Documents incorporated by reference:

        To the extent indicated herein, portions of the registrant's Proxy Statement with respect to its 2003 Annual Meeting, which will be filed no later than 120 days after the close of the registrant's fiscal year ended April 27, 2003, are incorporated by reference into Part III, Items 10, 11, 12 and 13 of this Form 10-K.

FLEETWOOD ENTERPRISES, INC.

PART I

        Unless otherwise indicated, "we," "us," "our," "Fleetwood," the "Company" and similar terms refer to Fleetwood Enterprises, Inc. Throughout this report, we use the term "fiscal," as it applies to a year, to represent the fiscal year ending on the last Sunday in April of that year.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        Statements used in this report, including the sections entitled "Business Outlook" and "Risk Factors," that relate to future plans, events, financial results or performance are forward-looking statements as defined under the Private Securities Litigation Reform Act of 1995. These statements are based on the beliefs of the Company's management as well as assumptions made by it, and information currently available to it. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue," or the negative of these terms or other comparable terminology. These forward-looking statements are only predictions, and may be inaccurate. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors including the factors listed under "Risk Factors," as well as elsewhere in this report and in other SEC filings. These risk factors include, without limitation, the cyclical nature of both the manufactured housing and recreational vehicle industries, ongoing weakness in the manufactured housing market, continued acceptance of Fleetwood's products, the potential impact on demand for our products as a result of weak consumer confidence, the effect of global tensions on consumer confidence, expenses and uncertainties associated with the manufacturing and introduction of new products, our ability to secure additional financing on favorable terms and in a timely manner, the future availability of manufactured housing retail financing as well as housing and RV wholesale financing, changes in retail inventory levels in the manufactured housing and recreational vehicle industries, competitive pricing pressures, the ability to attract and retain quality dealers, executive officers and other personnel, and the ability to obtain the financing we need in order to execute our business strategies. Although management believes that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements, and actual results, events or performance may differ materially. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. Fleetwood undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may arise from changing circumstances or unanticipated events.

Item 1. Business

General

        We are the nation's leader in recreational vehicle sales, including motor homes, travel trailers, folding trailers and slide-in truck campers, and one of the nation's largest producers and retailers of manufactured housing. In fiscal year 2003, we sold 57,069 recreational vehicles. In calendar 2002, we held an 18.2 percent share of the overall recreational vehicle market, consisting of a 17.7 percent share of the motor home market, a 13.4 percent share of the travel trailer market and a 42.7 percent share of the folding trailer market. For calendar year 2002, our Folding Trailer Division was the leader in market share in that segment, while our motor home business was the second largest and the travel trailer division was in third position. For calendar year 2002, we shipped 25,032 manufactured homes and were the second largest producer of HUD-Code homes in the United States in terms of units sold. HUD-Code homes are homes manufactured in accordance with regulations published by the Federal Department of Housing and Urban Development. In calendar 2002, the manufactured housing industry had an 11 percent share of the single-family housing market, of which we had a 2 percent share and a 14.9 percent share of the manufactured housing wholesale market.

        Fleetwood conducts manufacturing activities through various subsidiaries in 16 states within the U.S., and to a much lesser extent in Canada. In addition, we operate five supply companies that provide components for the manufactured housing and recreational vehicle operations, while also generating outside sales.

        We entered the manufactured housing retail business in fiscal 1999 through a combination of acquisitions and internal development of new retail sales centers. At the end of fiscal 2003, we operated 135 retail sales locations in 21 states, and were one of the four largest retailers of manufactured homes in the U.S.

        Fleetwood's business began in 1950 through the formation of a California corporation. The present Company was incorporated in Delaware in September 1977, and succeeded by merger to all the assets and liabilities of the predecessor company. Our principal executive offices are located in Riverside, California.

        This annual report, and each of our other periodic and current reports, including any amendments, are available, free of charge, on our website, www.fleetwood.com, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. The information contained on our website is not incorporated by reference into this annual report on Form 10-K and should not be considered part of this report.

        The following table sets forth revenues by business segment and the relative contribution of these revenues to total revenues for the past three fiscal years. Information with respect to operating profit (loss) and identifiable assets by industry segment is shown in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Form 10-K.

	Fiscal years ended April
	2003	%	2002	%	2001	%
	(Dollars in thousands)
Manufactured housing:
Manufacturing	$667,087	29%	$842,536	37%	$981,366	39%
Retail	247,336	10	328,162	14	552,904	22
Less intercompany	(115,903)	(5)	(137,187)	(6)	(242,589)	(10)

	798,520	34	1,033,511	45	1,291,681	51
Recreational vehicles:
Motor homes	918,742	40	716,734	31	637,833	25
Travel trailers	441,885	19	378,412	17	451,872	18
Folding trailers	121,968	5	117,758	5	117,085	5

	1,482,595	64	1,212,904	53	1,206,790	48
Supply operations	37,178	2	34,032	2	32,992	1

	$2,318,293	100%	$2,280,447	100%	$2,531,463	100%

Manufactured Housing

  Industry Overview

        A manufactured home is a single-family house that is constructed in accordance with HUD construction and safety standards entirely in a factory environment rather than at the home site. There are two basic categories of manufactured housing: single-section and multi-section. The manufactured housing industry grew significantly from 1991 to 1998, but has retrenched since then. According to the Manufactured Housing Institute (MHI), domestic shipments increased from 170,713 homes in calendar 1991 to 372,843 homes in calendar 1998, before declining to 168,491 in calendar 2002. Total retail sales increased overall from approximately $4.7 billion in calendar 1991 to more than $8.7 billion in calendar

2002. In addition, the manufactured housing industry's share of new single-family housing starts increased significantly, from about 17 percent in calendar 1991 to 24 percent in calendar 1998, before declining to 11 percent in calendar 2002. We believe that the growth during the 1990s resulted from the increased availability of financing and also in large part from increasing consumer acceptance of and preference for manufactured housing, both of which were driven by the following:

  1.
  improved product quality and design, and enhanced features;

  2.
  a significant difference in the average price per square foot between site-built housing and manufactured housing;

  3.
  favorable demographic and regional economic trends;

  4.
  increased attractiveness of financing terms available to manufactured housing retailers and consumers in 1991 through 1998; and

  5.
  liberal credit underwriting due to competition among retail lenders for more volume.

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

        As acceptance of manufactured housing has increased among higher-income buyers and financing for single-section homes has become more scarce, demand has shifted toward larger, multi-section homes, which accounted for 78 percent of industry shipments in calendar 2002, up from 47 percent in calendar 1991.

        Approximately 55 percent of the manufactured homes produced in the United States are placed on individually owned lots. The balance are located on leased sites in manufactured housing communities. Most manufactured housing is sold in rural regions and towns outside of major urban areas.

        The manufactured housing industry is cyclical, and is affected by general economic conditions and consumer confidence. For the last four years, the industry has been burdened by excess manufacturing and retailing capacity, high retailer inventories, competition from repossessed units being resold at greatly distressed prices and a slowing of retail sales. This imbalance between capacity and inventories on one hand and retail demand on the other has largely been caused by the reversal of loose credit practices, which artificially stimulated demand during most of the 1990s until replaced by the current restrictive financing conditions. Prior rapid overexpansion of the retail distribution network and retailers' inflated expectations of future business also contributed to the imbalance.

        With respect to the retail financing of manufactured housing, interest rates are generally higher and the terms of loans shorter than for site-built homes. In addition, some lenders have stopped extending loans to finance the purchase of manufactured homes, including three national lenders that exited the business since the last half of fiscal 2002. This has had the effect of making financing for manufactured homes even more expensive and more difficult to obtain relative to financing for site-built homes.

        Retail financing was a significant factor in the expansion of the industry, particularly toward the latter part of the 1990s growth cycle, when competitive retail lenders employed relatively liberal underwriting standards to capture more business. Although a major catalyst in fueling higher sales volume through 1998, the lower standards have given rise to an abnormally high rate of defaults and repossessions as loan portfolios have matured in the last four calendar years. In turn, retail lenders have responded by sharply curtailing the availability of financing to our retail customers and elevating underwriting standards to overly restrictive levels. At the same time, manufacturers have found themselves competing for the sale of new homes with resellers of these repossessed homes. Due to the difficult financing environment for chattel financing nationwide, the industry has been trending toward more "land and home" type financing. Chattel financing is personal property financing secured only by the home and not by the underlying land on which the home is sited.

        Calendar year 2002 industry shipments were negatively impacted by legislation passed in Texas, a state which accounted for 11 percent of industry shipments in calendar year 2001, that required mortgage-type or "land and home" financing instead of chattel financing, which had been the industry norm, especially for the purchase of single-section homes. The chattel financing process is simpler for customers, understood by dealers, and faster to process than mortgage-type lending. For example, in calendar 2002, industry shipments in Texas fell 28 percent from the prior year, compared to a 13 percent drop in shipments for the industry nationwide. Recently, new legislation has been passed in Texas that is expected to substantially ease the negative impact on chattel financing.

        Another recent industry development affecting wholesale sales volume was the announcement on March 1, 2002, by Conseco Finance Servicing Corp. (Conseco), the largest wholesale floorplan lender, that it would stop approving and funding new floorplan requests in April 2002. Another large wholesale lender, Deutsche Financial Services (Deutsche), announced in October 2002 it was exiting the business. Independent retailers generally finance their inventory purchases with wholesale floorplan financing provided by lending institutions such as Conseco. Despite some disruption to the industry, generally, there has been sufficient wholesale floorplan financing available through other lenders to fill the vacuum created by the Conseco and Deutsche departures.

        Industry manufacturing and retail capacity have been reduced significantly in response to the financing environment and the related inventory imbalance. More than half of the retail lending capacity available in 2000 has exited the business and has not been replaced by other significant sources. We expect that weak market conditions will continue until the availability of financing improves, the current high number of repossessed homes is reduced and the imbalance of high inventories among retailers is fully resolved, which may necessitate further reductions in industry capacity, particularly at the retailer level. Ultimately, the reasonable availability of retail financing will be the key to an industry recovery.

  Our Manufactured Housing Business

        We are the second largest producer of HUD-Code manufactured housing in the United States in terms of units shipped by us to retailers, and we distribute our products through a network of approximately 1,210 retailers in 48 states. At the end of fiscal 2003, we operated 135 retail locations under the name Fleetwood Retail Corp., with the balance of approximately 1,075 locations owned and operated by independent retailers. In calendar 2002, approximately 81 percent of our manufactured homes were shipped to retailers in the 20 states with the highest retail sales, including Texas, Florida, North Carolina, California and Kentucky. We are a leading producer of both single-section and multi-section manufactured homes, and our share of the manufactured housing market, based upon shipments to retailers, was 14.9 percent in calendar 2002.

	Calendar Year Shipments
	2002		2001		2000		1999
	Shipments	%	Shipments	%	Shipments	%	Shipments	%
Industry shipments
Single-section	37,155	22%	48,988	25%	74,953	30%	122,574	35%
Multi-section	131,336	78%	144,241	75%	175,661	70%	225,527	65%

Total	168,491	100%	193,229	100%	250,614	100%	348,101	100%

Fleetwood shipments
Single-section	4,901	20%	6,895	23%	13,066	29%	23,765	38%
Multi-section	20,131	80%	23,515	77%	32,016	71%	38,680	62%

Total	25,032	100%	30,410	100%	45,082	100%	62,445	100%

Fleetwood share of shipments
Single-section	13.2%		14.1%		17.4%		19.4%
Multi-section	15.3%		16.3%		18.2%		17.2%

Total	14.9%		15.7%		18.0%		17.9%

        Source: Manufactured Housing Institute

        We held a 13.2 percent share of the single-section manufactured housing market in calendar 2002, as measured by shipments to retailers. Our single-section homes range in size from 550 square feet to 1,290 square feet. The average single-section home retailed for approximately $27,000 (excluding land costs) and represented approximately 23 percent of our manufactured housing unit shipments in fiscal 2003. Our single-section homes are designed for the affordable housing market, which includes first-time, retiree and value-oriented buyers.

        We held a 15.3 percent share of the multi-section manufactured housing market in calendar 2002, as measured by shipments to retailers. Our multi-section homes, which range in size from 930 square feet to 2,600 square feet, sold for an average retail price of approximately $54,500 (excluding land costs) in fiscal 2003, and represented approximately 77 percent of our manufactured housing unit shipments.

Manufactured Housing—Retail

  Industry Overview

        The manufactured housing retail industry generated over $8.7 billion in sales in calendar year 2002 and is highly fragmented, with approximately 4,500 retail sales centers. Most manufactured housing retailers are independently owned private companies operating a single sales center. Until 1997, Fleetwood and most other manufacturers, with the exception of a few vertically integrated entities, marketed their manufactured homes exclusively through independent retailers. At that time, however, certain manufactured housing producers began to acquire retailers with the objective of exercising greater control over retail distribution and upgrading marketing and merchandising practices, including brand name development. Additionally, some financial consolidators and residential developers entered the manufactured housing business by acquiring retailers.

        One factor leading to the industry imbalance between retail inventories and consumer demand has been the large number of retailers, each of which must maintain adequate inventory at its location to appeal to potential customers. Although the number of retail stores in the industry has decreased significantly, it is anticipated that a further reduction will likely be necessary to help restore balance between the level of overall retailer inventories and the level of consumer demand for which financing is available.

  Our Manufactured Housing—Retail Business

        In the latter part of calendar 1997 and during the first half of calendar 1998, a few competing manufacturers acquired several of our important retailers, which collectively accounted for about 25 percent of our distribution network in terms of volume. In order to protect our distribution channels and to take advantage of business opportunities in the manufactured housing retail industry, in 1998 we acquired HomeUSA, Inc., then the nation's largest independent retailer of manufactured homes. In addition, we completed several other acquisitions of independent retailers during fiscal 1999 and fiscal 2000. We also expanded our Company-owned retail network through the development of new "greenfield" locations. The combination of these two strategies carried us to a high of 244 stores in November 2000. Since then, as the retail market for manufactured housing has continued to slow down and losses in our retail operation have risen, we have implemented a downsizing strategy to better match our retail capacity to market demand. By assigning retail store operations of certain locations to a third party and closing and selling other locations, we have reduced the number of stores that we operate to 135 at the end of fiscal 2003. The downsizing actions may extend into fiscal 2004, although they may be offset by strategic openings of new stores in selected markets.

Recreational Vehicles

  Industry Overview

        Recreational vehicles include motor homes, travel trailers, folding trailers and slide-in truck campers. Recreational vehicles are either driven or towed and are primarily used for vacations, camping trips and other leisure activities.

        A motor home is a self-propelled mobile unit used primarily as a temporary dwelling during vacation and camping trips. It consists of a truck or bus chassis with a living unit built onto it. The living area and driver's compartment (on Class A models) are designed and produced by the recreational vehicle manufacturer. Motor homes are classified by the Recreation Vehicle Industry Association (RVIA) into three categories: Class A, Class B and Class C. Conventional, or Class A, motor homes are constructed directly on medium-duty truck chassis that include the engine and drive train components. They are fully self-contained, typically including a driver area and kitchen, dining, bathroom and sleeping accommodations for four to eight people, and have such optional features as air conditioning, an auxiliary power generator and home electronics such as a stereo, television and VCR. Approximately 42 percent of Class A units are diesel-powered. Class B models, which comprise a small segment of the market, are panel-type trucks to which kitchen, sleeping and toilet facilities are added. Many of these models also have a top extension added to them for more headroom. Compact, or Class C, models are classified as mini motor homes, which are built on a cut-away van-type chassis onto which the manufacturer constructs a living area with access to the driver's compartment. Class C models have basically the same features and options as Class A products, but the chassis manufacturer's original dashboard and front cab section are retained.

        RVIA reported factory shipments of 39,600 Class A motor homes and 18,000 Class C motor homes for calendar 2002. These figures compare with shipments of 33,400 Class A motor homes and 13,200 Class C motor homes in calendar 2001. There are numerous competitors and potential competitors in this industry. However, the five largest manufacturers, including Fleetwood, represented approximately 67 percent of the combined Class A and Class C motor home retail market for calendar 2002.

        There are two major classes of towable recreational vehicles: travel trailers and folding trailers. Travel trailers are designed to be towed by pickup trucks, vans or other tow vehicles, and are similar to motor homes in use and features. Typically, travel trailers include sleeping, kitchen, dining and bathroom facilities and are self-contained units with their own lighting, heating, refrigeration, fresh water storage tanks and sewage holding tanks so that they can be used for short periods without being attached to utilities. RVIA identifies travel trailers as being either conventional or fifth-wheel trailers. Fifth-wheel trailers extend over the bed of their tow vehicles and must be hitched to the bed of the truck. For calendar 2002, RVIA reported factory shipments of 129,700 conventional trailers and 66,100 fifth-wheel trailers, compared with shipments of 102,200 and 54,700, respectively, for calendar 2001. The five largest manufacturers in calendar 2002, including Fleetwood, represented approximately 67 percent of the total travel trailer retail market.

        Folding trailers are smaller and lighter than their travel trailer counterparts and are consequently less expensive and easier to tow. Folding trailers typically include sleeping and eating facilities, fresh water storage and either a built-in icebox or a refrigerator. RVIA reported shipments of 44,800 folding trailers in calendar 2002, in contrast to 40,800 shipments in calendar 2001. Of all of the markets for recreational vehicles, the folding trailer market is the most concentrated, with the five largest manufacturers, including Fleetwood, holding almost 96 percent of the retail market in calendar 2002.

        Slide-in truck campers represent another class of towable recreational vehicles, but have a less significant market presence. Slide-in truck campers are similar to travel trailers in terms of use and features, but are designed to fit in the bed of a pickup truck. For calendar 2002, RVIA reported factory shipments of 9,400 slide-in truck campers, compared to shipments of 9,900 for calendar 2001.

        Sales of recreational vehicles tend to be a leading economic indicator, and sales started to decline when the stock market began to show signs of weakness late in fiscal 2000. Recreational vehicle shipment growth rebounded post September 11, 2001, stimulated by low interest rates and a heightened awareness by consumers of the benefits of the RV lifestyle. Based on recent RVIA forecasts, recreational vehicle shipments are expected to increase during calendar 2003 from the much improved 2002 levels, although we believe that declining consumer confidence, resulting from international hostilities and an uncertain stock market, may impede growth. Recreational vehicles typically are a discretionary purchase for consumers, and sales are therefore affected principally by general economic conditions and consumer confidence, and to a lesser extent by the price of fuel. Retail financing conditions have historically been a less significant factor affecting the recreational vehicle industry than the manufactured housing business. Purchasers of recreational vehicles generally have proven to have an overall greater ability to obtain necessary credit than customers of the manufactured housing industry.

  Our Recreational Vehicle Business

        We have been the nation's leader in recreational vehicle sales since 1973 and distribute our products through a network of approximately 1,200 independent retailers in 49 states and Canada. In calendar 2002, approximately 82 percent of our recreational vehicles were shipped to retailers in the 25 states with the highest retail sales, including California, Texas, Florida, Michigan and Washington. We were the market share leader in terms of units sold in 6 of the top 25 recreational vehicle states. Our retail market share and industry unit sales for each of the three segments in which we participated for the last three calendar years are as follows:

	Calendar Year
	2002		2001		2000
	Industry Retails	Fleetwood Share	Industry Retails	Fleetwood Share	Industry Retails	Fleetwood Share
Motor homes
Class A	36,880	20.8%	33,959	18.7%	39,481	22.4%
Class C	15,532	10.1%	13,468	13.3%	16,250	19.1%

Total motor homes	52,412	17.7%	47,427	17.2%	55,731	21.4%

Travel trailers
Conventional	117,515	16.5%	104,162	17.0%	109,251	20.5%
Fifth-wheel	60,692	7.4%	54,807	11.2%	56,616	17.0%

Total travel trailers	178,207	13.4%	158,969	15.0%	165,867	19.3%

Folding trailers	36,064	42.7%	38,934	41.7%	47,099	39.5%

        Source: Statistical Surveys, Inc.

        Fleetwood's motor home market share declined during calendar years 2000 and 2001, mainly due to our diesel products lacking some innovative features that were available in competitor products in the fast-growing diesel market, a delay in the life-cycle redesign of our mid-price gas products and the closure of two manufacturing plants that produced Class C products. We responded by launching three new diesel products, introducing three other completely redesigned diesel products and five completely redesigned gas products within the past 24 months, and moving Class C production to a different facility. As a result, we have posted significant gains in market share in calendar 2002 in both the gas and diesel Class A product categories.

        We manufacture motor homes under the brand names Jamboree, Tioga, Terra, Fiesta, Flair, Storm, Bounder, Southwind, Pace Arrow, Bounder Diesel, Expedition, Discovery, Providence, Excursion, Revolution, American Tradition, American Dream, American Eagle and American Heritage. Our Class A motor homes are available in a variety of models ranging in length from 25 to 45 feet and have an average retail price of approximately $138,000. Class C units are available in various models ranging in length from 23 to 31 feet and have an average retail price of approximately $61,400. For calendar 2002, three of the industry's 10 top-selling Class A motor homes were manufactured by Fleetwood, as well as two of the top 10 Class C motor homes.

        In the past two calendar years, Fleetwood's travel trailer market share declined from 19.3 percent to 13.4 percent due to poor acceptance of new products introduced at the industry's largest trade show in November 2000. The dealers' perception that the new and lower-priced travel trailers did not provide the same value as similarly priced products from regional competitors, combined with limited fifth-wheel floorplan offerings, resulted in a significant loss of market share. At the same trade show in November 2002, the Company introduced completely new innovative products in its core brands of travel trailers and fifth-wheels.

        We manufacture a variety of travel trailers under the Pioneer, Mallard, Wilderness, Prowler, Terry, Pride, and Triumph brand names. Most of our travel trailers are 8 feet wide, vary in length from 15 to 39 feet (including trailer hitch) and have an average retail price of approximately $19,100. For calendar 2002, two of the industry's 10 top-selling travel trailers were manufactured by us.

        We are the largest manufacturer of folding trailers, which we currently sell under the trademarks Coleman® and Coleman Parallelogram with Lantern Logo®. Our folding trailers range in length from 17 to 25 feet when deployed, and have an average retail price of approximately $8,200.

        We also produce slide-in truck campers at one of our travel trailer factories under the Elkhorn brand. Most of our slide-in truck campers vary in length from 8 to 11 feet and have an average retail price of approximately $13,400.

Supply Operations and Other Businesses

        Our supply manufacturing operations include two fiberglass companies, a drapery operation and a lumber milling operation. These businesses provide a reliable source of quality components for our principal manufacturing businesses, while also generating outside sales. In fiscal year 2003, approximately 53 percent of the product volume of these manufacturing operations was used by us internally, and the remaining 47 percent was sold to third parties. The supply operations also include a lumber brokerage operation and a component import distribution business, each of which provides our manufactured housing and recreational vehicle businesses with reliable sources of quality raw materials and components.

Competition in Our Business

        The manufactured housing industry is highly competitive. For calendar 2002, there were approximately 66 manufacturers, with the 10 largest companies accounting for 79 percent of the retail market, including our sales, which represented 16.9 percent of the retail market. The top five manufacturers, which account for approximately 63 percent of the homes manufactured, now operate about 19 percent of the nation's retail sales centers, which account for approximately 24 percent of retail sales. Manufactured homes compete with new and existing site-built homes, apartments, townhomes and condominiums. Competition exists at both the manufacturing and retail levels and is based primarily on price, product features, reputation for service and quality, merchandising, and terms and availability of dealer and retail customer financing. Growth in the manufactured housing market in the southern United States during the 1990s increased competition at both the manufacturing and retail levels and resulted in both regional and national competitors increasing their presence in the region.

        The recreational vehicle market is also highly competitive and we have numerous competitors and potential competitors in this industry. The five largest manufacturers represented approximately 65 percent of the retail market in calendar 2002, including our sales, which represented 18.2 percent of the total market. For calendar year 2002, we held a 17.7 percent share of the motor home market, a 13.4 percent of the travel trailer market and a 42.7 percent of the folding trailer market.

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

  Focus on Engineering and Innovative Product Development

        We conduct our product development activities on a national basis for recreational vehicles and on a regional basis for manufactured housing in order to reflect regional preferences and trends. As a result of our approach to product development in our manufactured housing business, for instance, we have introduced two-story housing in some urban communities in selected regions. During fiscal 2001, our RV Group invested significant time and resources into the redesign and reengineering of our product development function. With the assistance of an outside consulting firm, specializing in the Product Development Process (PDP) that is patterned largely after methodologies employed by Japanese automobile manufacturers, we undertook a comprehensive review of our approach to the development of new products. Upon completion of the review, the consulting firm issued a broad set of recommendations calling for comprehensive changes to our approach.

        Our new system is designed to facilitate a faster response to market changes. Under this system, product development projects are carefully evaluated throughout the process from a business perspective. We are now developing new products and product enhancements through an integrated approach that involves engineering, manufacturing and marketing personnel, as well as feedback received through our customer surveys. As a result, we believe that we are able to proactively design and manufacture products that address both industry trends and specific customer requirements in an efficient, cost-effective and timely manner. The system is designed to enforce the disciplines required to deliver quality products. Amounts spent on engineering and product development totaled approximately $19.6 million for fiscal 2003, $19.3 million for fiscal 2002, and $21.7 million in fiscal 2001.

  Experienced Management Team

        Both our Manufactured Housing and RV Groups benefit from the significant experience of our senior managers, many of whom have over 20 years of operating expertise with us. As previously noted, both of our core businesses are subject to significant cyclical swings, similar to the one we are currently experiencing in manufactured housing. Current circumstances in that industry are not unlike those encountered in previous downturns in the 1979-80 and 1990-91 periods. Many of our managers have previously navigated through times such as these and possess valuable knowledge and skills that are well suited to our current challenges.

Our Business Strategy

        Our goals are to enhance our position as a leading provider of affordable, high-quality manufactured homes and recreational vehicles, to sustain long-term profitable growth, and to enhance shareholder value. The key components of our business strategy are described below.

  Providing the Best Product and Value Proposition to Our Customer

        Our goal is to consistently offer the highest quality product at an attractive value that is not exclusively price-driven. We seek to achieve the value proposition by focusing on the needs and preferences of our buyer populations at different price points by product. We believe we are also effective at controlling cost factors while maintaining high quality standards because of our economies of scale, purchasing efficiencies, and a leverageable fixed infrastructure. Our focus on engineering and innovative product development translates into products that meet ever-changing consumer preferences at the business unit level for recreational vehicles and at the regional level for manufactured housing. For example, because of the relative affluence of the recreational vehicle buyer and the discretionary nature of the recreational vehicle purchase, the design process is critical and is embedded throughout the development, manufacturing and marketing cycle. Those costs are absorbed over significant unit volumes because of the economies of our market penetration and volumes. Our customers expect consistency and quality because of the brand reputation and awareness in the market of our products. Finally, we believe that the customers' experience with our products remains consistent through changing economic and social cycles because of the depth and background of our management team who have experience functioning in different environments.

  Upgrading Our Retail Distribution Networks

        Since 1991, we have reduced the number of independent third-party retail distribution centers approved to sell our manufactured housing products from approximately 1,800 to about 1,100 at April 27, 2003. We believe that this action has allowed us to focus our efforts on larger retailers that share our approach to merchandising homes and customer satisfaction. Historically, we had not focused on exclusive retailer arrangements and most retailers sold competitive lines; however, in recent years, we have developed exclusive retailer arrangements. Currently, approximately 49 percent of our manufactured housing retailers, including Company-owned stores, are exclusive, up from approximately 30 percent six years ago. During fiscal 2000, our housing group introduced the Pinnacle Retailer Program, which is designed to encourage more exclusive retailer relationships. This program includes a number of attractive retailer incentives, including funding for signage and additional marketing support not available to non-exclusive retailers. We have increased our efforts to develop and implement "best practices" for our retailers through our sponsored training programs and manuals. Topics of recent training seminars have included professional selling techniques and proper home installation procedures. We actively seek to expand our manufactured housing retail network by adding retailers that meet our criteria.

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

        In the RV Group, we have leading brand names in each segment. In the past we have sought to promote each individual brand as a part of the Fleetwood family of recreational vehicles. However, in the future, there will be more emphasis on "Fleetwood" as part of the brand name. We have been involved in NASCAR promotions and believe that the large NASCAR audience, estimated at 75 million, aligns with targeted customer categories for recreational vehicles.

Sales and Distribution of Our Products

        Consistent with industry practice, we have historically marketed our products through many independent retailers, none of which individually accounted for a material part of our total sales. We expect this industry practice to continue with respect to recreational vehicles. However, the acquisition activity a few years ago in the retail sector of the manufactured housing industry prompted us to modify our manufactured housing sales and distribution strategies. We responded to this industry trend by upgrading our manufactured home retail distribution network, developing alternatives to replace retailers purchased by competitors, and promoting and expanding recognition of the Fleetwood brand name through exclusive "Fleetwood Home Centers" and through our own retail strategies, including acquisitions and the opening of stores built and owned by us. Our entry into the manufactured housing retail business required that we maintain an inventory of finished homes for purposes of display and immediate sale to retail homebuyers. This was a departure from our manufacturing policy of building homes to order and not maintaining inventories of completed homes. Largely as a result of the move into the retail business, our inventories increased sharply to $343 million at April 2000. Reflecting weaker market conditions and a reduction in the number of Company-owned stores, inventories have declined to $241 million at the end of April 2003.

        As part of the sales process, we offer purchasers of our recreational vehicles comprehensive one-year warranties against defects in materials and workmanship, excluding only certain components separately warranted by a supplier. The warranty period for motor homes is one year or until the unit has been driven 15,000 miles, whichever occurs first, except for structural items, which are covered for three years. The travel trailer warranty is for 24 months, while the folding trailer warranty covers 12 months on most parts and manufacturing-related defects. Our RV Group has installed an electronic dealer communications network that facilitates the processing of product warranty claims and parts ordering. With respect to manufactured homes, our warranty now covers a one-year period, and includes coverage for factory-installed appliances. Between March 2000 and December 2002, our home warranty covered a two-year period. Prior to March 1, 2000, our home warranty covered a one-year period, except for structural, plumbing, heating and electrical systems, which were covered for five years. Our annual expenses for product warranties and service were approximately $115 million for fiscal year 2003, $145 million for fiscal year 2002, and $132 million for fiscal year 2001. We believe that our warranty program is an investment that enhances our reputation for quality and reliability.

Financing of Our Products

        Sales of recreational vehicles and manufactured housing are generally made to retailers under commitments by financial institutions that have agreed to finance retailer purchases. Consumer financing for recreational vehicles is currently readily available from a variety of sources including commercial banks, savings and loan institutions, credit unions and consumer finance companies. With respect to manufactured housing, wholesale and retail financing has historically been provided by similar lending sources, although highly concentrated with a few large institutions and by the finance affiliates of certain vertically integrated manufacturers/retailers.

        Conseco, which acquired Green Tree Financial Corp. and was the largest manufactured housing lender, announced in October 2002 it would no longer provide retail financing. GreenPoint announced in January 2002 that it was discontinuing its manufactured housing finance business. These announcements followed the previously announced exits from the retail finance business by Associates First Capital Corporation (Associates), Bombardier Capital, Inc. and CIT Group Inc. In addition, several other smaller lenders have exited the business during the past three to four years.

        Manufactured housing lenders have experienced higher loan losses and a more difficult funding environment over the past three years. Repossessions increased due to the fact that some lenders had made loans in earlier periods to less qualified applicants, and a significant number of these borrowers had begun to default on their loans. Access to the asset-backed securities market as a source of funding similarly has been constricted and the cost of funds has risen sharply. As a result, lenders have reacted by tightening credit standards for manufactured housing borrowers, by significantly increasing interest rates and in some cases exiting the business. These unfavorable developments have created a very restrictive retail financing environment, which in turn has constrained sales activity at both the wholesale and retail levels.

        Subsequent to the end of the fiscal year, a national lender announced its intention to provide manufactured housing retail financing. Depending on the extent of financing actually made available by this or other lenders in the future, combined with retail financing that Fleetwood may make available through our HomeOne Credit Corp. finance subsidiary, it is possible that these new sources of financing could begin to moderate the effect of the restrictive retail financing environment that has challenged the manufactured housing industry in recent years.

        Conseco, also the largest wholesale inventory lender, announced on March 1, 2002, it would exit that business, and in October 2002, Deutsche, another large housing wholesale floorplan lender, announced it was exiting the business. Since the announcements by Conseco and Deutsche, dealer transitions to other floorplan lenders have been orderly and we have experienced relatively little difficulty finding alternative sources of inventory financing for most of our dealers, including Company-owned stores. Despite some disruption to the industry, generally, there has been sufficient wholesale floorplan financing available through other lenders to fill the vacuum created by the Conseco and Deutsche departures.

        Until May 1996, we owned Fleetwood Credit Corp., which provided a substantial portion of the wholesale and retail financing for sales of our recreational vehicles. We sold Fleetwood Credit Corp. to Associates in May 1996. In connection with the sale, an agreement was signed to assure continuing cooperation between Associates and us and to facilitate wholesale and retail financing for our retailers and customers. Early in calendar 1999, Fleetwood Credit Corp. was sold by Associates to Bank of America. We consented to an assignment of the operating agreement to the new owner. Under the agreement, we agreed to certain limitations on our permissible involvement in recreational vehicle financing programs until 2006.

Regulatory Issues Applicable to Our Business and Products

        Our manufactured housing operations are subject to provisions of the Housing and Community Development Act of 1974, under which the U.S. Department of Housing and Urban Development (HUD) establishes construction and safety standards for manufactured homes, and also may require manufactured housing producers to send notifications to customers of noncompliance with standards or to repair or replace manufactured homes that contain certain hazards or defects. Our recreational vehicle operations are subject to a variety of Federal, state and local regulations, including the National Traffic and Motor Vehicle Safety Act, under which the National Highway Traffic Safety Administration (NHTSA) may require manufacturers to recall recreational vehicles that contain safety-related defects, and numerous state consumer protection laws and regulations relating to the operation of motor vehicles, including so-called "Lemon Laws." Recently, the Transportation Recall Enhancement Accountability

Documentation Act was approved by Congress and administered by the NHTSA. Under this rule, motor vehicle manufacturers (automotive, truck and RV) and motor vehicle equipment manufacturers are required to report information and submit documents relating to customer complaints, warranty claims, field reports, injuries, property damage and deaths beginning in 2003. This information may assist NHTSA to promptly identify defects related to motor vehicle safety. Fleetwood has implemented systems and processes to meet the new reporting requirements. Amendments to any of these regulations and the implementation of new regulations could significantly increase the costs of manufacturing, purchasing, operating or selling our products and could have a material adverse effect on our results of operations.

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

Our Intellectual Property

        Fleetwood®, Fleetwood Homes® and the principal brand and series names we use in connection with our recreational vehicles and manufactured homes are registered trademarks of ours. We use the trademarks Coleman® and Coleman Parallelogram with Lantern Logo® in connection with our folding trailers, in accordance with a license from The Coleman Company, Inc., which extends through June 2005 with an option in our favor to renew through June 2010. As described below in Item 3. Legal Proceedings, we are currently engaged in a dispute with The Coleman Company, Inc. over the use of these trademarks. We believe that our trademarks and trade names are significant to our business, and we will vigorously protect them against infringement. Aside from design patents on certain distinctive features of our most prominent motor home models, we have not typically obtained patent protection on our products. In addition to our trademarks and patents, we have developed numerous trade secrets in connection with the design, manufacture, sales and marketing of our products. We believe that these trade secrets are of great significance to our business success and we will take reasonable steps to prevent their disclosure to competitors.

Our Relationship with Our Employees

        As of April 27, 2003, we had approximately 13,000 employees. Most full-time employees are provided with paid annual vacations, group life insurance, medical and hospitalization benefits, a retirement plan and other fringe benefits. Approximately 770 of these employees hold management or supervisory positions.

        As of April 27, 2003, collective bargaining agreements were in effect at two of our manufacturing locations covering a total of approximately 1,200 employees. The expiration dates for these agreements are in September 2003 and October 2005. Except for employees at these two plants, none of our other employees are represented by a certified labor organization. In recent years, we have experienced labor union organizing activity at several other manufacturing locations, but employees at all these locations voted against union representation.

Risks Relating to Our Business

        If any of the following risks actually occur, they could materially adversely affect our business, financial condition or operating results.

We have had significant losses in the last three fiscal years and it is possible that we may not be able to regain profitability in the foreseeable future. This could cause us to limit future capital expenditures and also increase the difficulty of implementing our business and finance strategies or meeting our obligations when due.

        We had net losses totaling $71 million, $162 million and $284 million for the fiscal years 2003, 2002 and 2001, respectively. Continued losses may reduce our liquidity and may cause us to reduce our expenditures on capital improvements, machinery and equipment, and research and development. This could have a negative effect on our ability to maintain production schedules, manufacture products of high quality, and develop and manufacture new products that will achieve market acceptance. This could, in turn, have a negative effect on our sales and earnings. If we continue to suffer losses, we could be unable to implement our business and financial strategies or meet our obligations when due. Our losses for fiscal years 2003, 2002 and 2001 were partially caused by the following conditions:

  •
  reduced demand in the manufactured housing and, until the third quarter of fiscal 2002, recreational vehicle industries;

  •
  excess capacity, particularly in our manufactured housing plants;

  •
  some wholesale and retail lenders abandoning the manufactured housing market;

  •
  excess manufactured housing retail inventories;

  •
  restrictive lending standards in the manufactured housing market by the remaining retail lenders;

  •
  tightened credit standards by wholesale lenders for both manufactured housing and recreational vehicles;

  •
  relatively high interest rates for manufactured homes as opposed to site-built homes;

  •
  competition with resellers of repossessed manufactured homes; and

  •
  weaker general economic conditions, stock market declines, and diminished consumer confidence.

        We cannot provide assurance that the conditions that have resulted in our substantial losses in fiscal years 2001 through 2003 will not continue into fiscal 2004 and beyond.

        In addition to the foregoing conditions, actions taken by us in response to the circumstances that contributed significantly to the losses included:

  •
  charges in 2002 and 2001 related to the impairment of goodwill that originated with our acquisitions of retail housing businesses in prior years, some of which have been closed or downsized; and

  •
  downsizing initiatives within our manufacturing and retail housing businesses, including asset impairment charges, write down of idled manufacturing facilities, employee severance payments and plant closing costs.

We may be unable to comply in the future with financial covenants contained in our senior secured credit facility, which could result in a default under our debt obligations, and our lenders could accelerate our debt or take other actions which could restrict our ability to operate.

        We have amended our senior secured credit facility seven times since its inception in 2001 in part because of concerns regarding one or more of its covenants. In the future, if our operating results and/or liquidity deteriorate significantly due to business or economic conditions, we may breach covenants under the amended facility, resulting in a default.

        Our amended credit facility is funded by a syndicate of banks led by Bank of America and requires us to maintain particular financial ratios and meet specific financial tests, including an EBITDA covenant and a covenant requiring us to maintain liquidity, which includes the daily average of cash equivalents and unused borrowing capacity, of at least $80 million for the Company as a whole and $50 million for subsidiaries designated as borrowers. A breach of any of the financial covenants could result in a default under this facility, as well as our retail floorplan facility, which includes cross-default provisions. In the event of a future default under our debt obligations, we cannot assure you that our lenders will agree to forbear from enforcing any remedies otherwise available to them or that they will grant us waivers or amend our covenants.

        Our credit facility ranks senior to our convertible trust preferred securities, and is secured by substantially all of our assets, except for some inventories that are used to secure floorplan arrangements, the cash value of our Company-owned life insurance, certain fixed assets and housing retail finance receivables (chattel loans and/or mortgages). Upon the occurrence of an event of default, our lenders could elect to declare all amounts outstanding under the facility, together with accrued interest, to be immediately due and payable. A default under our senior secured facility could also cause a default under our retail floorplan debt. If we were unable to repay all outstanding balances, the lenders could proceed against our assets, and any proceeds realized upon the sale of assets would be used first to satisfy all amounts outstanding under our senior debt, and thereafter, any of our other liabilities, including liabilities relating to our convertible trust preferred securities. In addition, we may be prevented from borrowing additional amounts under our other existing credit agreements, including any retail inventory floorplan facilities.

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

Reduced availability of financing for our retailers or retail customers, particularly in our manufactured housing business, could continue to affect our sales volume.

        Our retailers, as well as retail buyers of our products, generally secure financing from third party lenders, which, in the case of manufactured housing, have been negatively affected by adverse loan experience. For example, Conseco, Associates and GreenPoint, which had been very important lenders for customers of our retailers in the 1990s, have withdrawn from the manufactured housing finance business. Reduced availability of such financing and higher interest rates are currently having an adverse effect on the manufactured housing business and our housing sales. If third party financing were to become unavailable or were to be further restricted, this could have a material adverse effect on our results of operations. Availability of financing is dependent on the lending practices of financial institutions, financial markets, governmental policies and economic conditions, all of which are largely beyond our control. For example, floorplan lenders have tightened credit and Conseco and Deutsche have exited that business in the manufactured housing industry. In addition, quasi-governmental agencies such as Fannie Mae and Freddie Mac, which are important purchasers of loans from financial institutions, have tightened standards relating to the manufactured housing loans that they will buy. Most states classify manufactured homes as personal property rather than real property for purposes of taxation and lien perfection and interest rates for manufactured homes are generally higher and the terms of the loans shorter than for site-built homes. In the current environment, financing for the purchase of manufactured homes is often more difficult to obtain than conventional home mortgages. There can be no assurance that affordable wholesale or retail financing for either manufactured homes or recreational vehicles will continue to be available on a widespread basis.

Our repurchase agreements with floorplan lenders could result in increased costs.

        In accordance with customary practice in the manufactured housing and recreational vehicle industries, we enter into repurchase agreements with various financial institutions pursuant to which we agree, in the event of a default by an independent retailer in its obligation to these credit sources, to repurchase product at declining prices over the term of the agreements, typically 12, 18 or 24 months. The difference between the gross repurchase price and the price at which the repurchased product can then be resold, which is typically at a discount to the original sale price, is an expense to us. Thus, if we were obligated to repurchase a large number of manufactured homes or recreational vehicles in the future, this would increase our costs, which could have a negative effect on our earnings. Tightened credit standards by lenders and more aggressive attempts to accelerate collection of outstanding accounts with retailers could result in defaults by retailers and consequent repurchase obligations on our part that may be higher than has historically been the case. During fiscal 2003, we repurchased 136 manufactured homes and 46 recreational vehicles, at an aggregate gross purchase price to us of $4.4 million without incurring a loss upon resale, compared to repurchases of 203 manufactured homes and 214 recreational vehicles, at an aggregate purchase price of $10.5 million, and incurring a $2.1 million loss from the resale of the repurchased units, for fiscal 2002.

Excess inventories of our products among retailers and repossessions could continue to have a negative effect on our sales volume and profit margins.

        The level of manufactured housing and recreational vehicle retail inventories and the existence of repossessed homes in the market can have a significant impact on manufacturing shipments and operating results, as evidenced in the manufactured housing industry during the past three years. For example, due to the rapid overexpansion of the retail distribution network in the manufactured housing industry, retailers' overstocking based on inflated expectations of future business, and readily available wholesale financing, there is currently an imbalance among the number of retail dealers, industry retail inventories and consumer demand for manufactured homes. The recent and continuing deterioration in the availability of retail financing has already extended the inventory adjustment period beyond what was originally expected. Competition from repossessed homes has further extended this inventory adjustment period. More liberal lending standards in the past resulted in loans to less-creditworthy customers, many of whom have defaulted on these loans. Lenders are repossessing the customers' homes and reselling them at prices significantly below the retail price of a new home, thereby increasing competition for manufacturers of new homes. This situation has been exacerbated by the recent bankruptcy filings of Oakwood Homes and Conseco, which has led both companies to sell large numbers of repossessed homes for cash at distressed prices at auctions or at wholesale, rather than to attempt to refinance the defaulted loans. This practice has led to an increase in the past year in the number of available repossessed homes and to a further deterioration in the price of these homes. If these trends were to continue, or if retail demand were to significantly weaken further, the inventory overhang could result in intense price competition and further pressure on profit margins within the industry and could have an adverse impact on our operating results.

We may not be able to obtain financing in the future, and the terms of any future financings may limit our ability to manage our business. Difficulties in obtaining financing on favorable terms will have a negative effect on our ability to execute our business strategy.

        In addition to capital available under the senior secured credit facility and the capital provided by a cash offer of convertible trust preferred securities in the third quarter of fiscal year 2002, we anticipate that we may be required to seek additional capital in the future, including financing necessary to support the growth of our HomeOne Credit Corp. subsidiary and to finance capital expenditure needs in our recreational vehicle business. There can be no assurance that we will be able to obtain future financings on acceptable terms, if at all.

        Further, on November 16, 2001, Moody's Investors Services, Inc. announced that it had lowered its rating on our senior implied debt from B1 to B2, and on our convertible trust preferred securities from B3 to Caa3, with a negative rating outlook. At the time, Moody's stated that its action reflected the continuing erosion in our operating performance due to a protracted decline in the manufactured housing industry and a slowdown in the recreational vehicle business, and that the negative outlook reflected the highly uncertain intermediate-term outlook for demand in the manufactured housing and recreational vehicle markets. On December 6, 2001, Standard and Poor's announced that it had lowered our corporate credit rating from BB+ to BB–, and the rating on our convertible trust preferred securities from B+ to D, with a negative rating outlook. At the time, Standard and Poor's cited our materially weakened business position due to a continuation of very competitive business conditions in both our manufactured housing and recreational vehicle business segments, and our constrained financial profile, as reflected by the granting of security to our lenders and the discontinuation and deferral of our common dividends and existing convertible trust preferred security distributions, respectively. Standard and Poor's attributed its negative outlook to the prospects for continued weak performance within both of our primary business segments and the vulnerability of our corporate credit ratings to further downgrades. These actions could result in any capital that we might raise in the future being more expensive or more difficult to raise.

        If we are unable to obtain alternative or additional financing arrangements in the future, or if we cannot obtain financing on acceptable terms, we may not be able to execute our business strategies. Moreover, the terms of any such additional financing may restrict our financial flexibility, including the debt we may incur in the future, or may restrict our ability to manage our business as we had intended.

We may incur losses related to our HomeOne Credit finance subsidiary as we build its loan portfolio, including losses relating to defaults and delinquencies and we may be required to bear a greater portion of that risk than our competitors if we are unable to securitize our loans in the secondary market.

        We have limited recent experience operating a consumer finance business. We previously originated loans for our recreational vehicle business through our Fleetwood Credit Corp. subsidiary, but we sold that subsidiary in 1996. We have never previously originated or serviced manufactured housing loans. Our ability to build our loan portfolio in connection with this new consumer finance business depends in part upon our ability to compete with established lenders, and to effectively market our consumer finance services to buyers of our manufactured homes, in the same unfavorable economic conditions that have caused experienced consumer finance companies to exit the manufactured housing business.

        We may incur losses as we develop our loan portfolio and integrate our consumer finance business into our existing operations. Many purchasers of manufactured homes may be deemed to be relatively high credit risks due to various factors, including the lack of or impaired credit histories and limited financial resources. Accordingly, the loans we originate may bear relatively high interest rates and may involve higher than average default and delinquency rates and servicing costs. In the event that we foreclose on delinquent loans, our ability to sell the underlying collateral to recover or mitigate our loan losses will be subject to market valuations of the collateral. These valuations may be affected by factors such as the amount of available inventory of manufactured homes in the market, the availability and terms of consumer financing and general economic conditions.

        Moreover, due to our limited operating history and non-participation in the securitization market to date, we may be unable to sell our loans in the asset-backed securities market. Currently the asset-backed securities market for manufactured housing-related consumer loans is uncertain as a result of poor performance of such securities in recent years. As a result, and due to our recent entry into the business, we may have difficulty accessing that market. Even if we are able to securitize our loans, they may receive lower ratings than those of our competitors that have an established consumer finance record. As a result, we may be required to bear a larger portion of the risk of loss on the financing agreements and may pay higher interest rates or provide greater over-collateralization than our competitors. Alternatively, if we should endeavor to sell the loans as whole loans, our lack of experience in the whole loan sale market may impact the proceeds we receive from whole loan sales transactions. These conditions could negatively affect our cash flow or result in losses at our consumer finance business.

        Prepayments of our managed receivables, whether due to refinancing, repayments or foreclosures, in excess of management's estimate could result in reduced future cash flow due to the resulting loss of net interest income on such prepaid receivables. Prepayments can result from a variety of factors, all of which are beyond our control, including changes in interest rates and general economic conditions.

        The foregoing risks become more acute in any economic slowdown or recession. Periods of economic slowdown or recession may be accompanied by decreased demand for consumer credit and declining asset values. Delinquencies, foreclosures and losses generally increase during economic slowdowns or recessions. Loss of employment, increases in cost-of-living, increases in rents on leased land for homes in manufactured housing communities or other adverse economic conditions would likely impair the ability of our consumer borrowers to meet their payment obligations, which could impair our ability to continue to fund our finance operations.

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

        The manufactured housing industry is highly competitive. As of December 31, 2002, there were approximately 66 manufacturers of homes and fewer than 5,000 retail sales centers. Based on retail sales, the 10 largest manufacturers accounted for approximately 79 percent of the retail manufactured housing market in calendar 2002, including our sales, which represented 16.9 percent of the market. The manufactured housing retail market is much more fragmented, with the five largest companies accounting for approximately 24 percent of the market in calendar 2002.

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

        In addition, manufactured homes compete with new and existing site-built homes, apartments, townhouses and condominiums. The supply of such housing has increased in recent years with the increased availability of construction financing and low-rate mortgage financing, reducing the demand for manufactured homes.

        Manufactured homes also compete with resales of homes that have been repossessed by financial institutions as a result of credit defaults by dealers or customers. Repossession rates for manufactured homes have increased in recent years and there can be no assurance that repossession rates will not continue to increase, thereby adversely affecting our sales volume and profit margins.

        The manufactured housing industry, as well as the site-built housing development industry, has experienced consolidation in recent years, which could result in the emergence of competitors, including developers of site-built homes, that are larger than we are and have greater financial resources than we have. For example, the large conglomerate Berkshire Hathaway recently agreed to acquire our competitor, Clayton Homes. If this transaction is consummated, this could strengthen competition in the industry and adversely affect our business.

        The recreational vehicle market is also highly competitive. Sales from the five largest manufacturers represented approximately 65 percent of the retail market in calendar 2002, including our sales, which represented 18.2 percent of the market. Competitive pressures, especially in the entry-level segment of the recreational vehicle market for travel trailers, have resulted in a reduction of profit margins. Sustained increases in competitive pressures could have a material adverse effect on our results of operations. There can be no assurance that existing or new competitors will not develop products that are superior to our recreational vehicles or that achieve better consumer acceptance, thereby adversely affecting our sales volume and profit margins.

Our businesses are cyclical and this can lead to fluctuations in our operating results.

        The industries in which we operate are highly cyclical and there can be substantial fluctuations in our manufacturing shipments, retail sales and operating results, and the results for any prior period may not be indicative of results for any future period. Companies within both the manufactured housing and recreational vehicle industries are subject to volatility in operating results due to external factors such as economic, demographic and political changes. Factors affecting the manufactured housing industry include:

  •
  interest rates and the availability of financing for manufactured housing products, both of which have had a particularly adverse effect on our business in the past three fiscal years;

  •
  defaults by retail customers resulting in repossessions, which have also had a particularly adverse effect on our business in the past three fiscal years;

  •
  inventory levels, which have also negatively impacted our business;

  •
  availability of manufactured home sites;

  •
  unemployment trends;

  •
  international tensions and hostilities;

  •
  consumer confidence; and

  •
  general economic conditions.

        Factors affecting the recreational vehicle industry include:

  •
  overall consumer confidence and the level of discretionary consumer spending, which had an adverse effect on our business in calendar years 2001 and 2002 and may do so again depending on consumer reaction to economic uncertainty and potential volatility in the stock market;

  •
  general economic conditions;

  •
  interest rates;

  •
  international tensions and hostilities;

  •
  employment trends; and

  •
  fuel availability and prices.

        We cannot provide assurance that the factors that are currently adversely affecting our business will not continue to have an adverse effect beyond fiscal 2003.

Our businesses are seasonal, and this leads to fluctuations in sales, production and operating results.

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

We have replaced some of our manufactured housing retailers, and in the past some of our retailers have been acquired. This may lead to a decrease in our sales volume and a loss of market share.

        Our market share in the manufactured housing market, based on unit shipments, declined from 21.6 percent in calendar 1994 to 14.9 percent in calendar 2002. The reason for this change was, in part, our reduction of the number of independent retail distribution points from approximately 1,800 to 1,100 during the period from January 1994 through April 27, 2003, in order to concentrate on more sophisticated retailers that share our approach towards merchandising and customer satisfaction. We have also, from time to time in the past, lost significant retailers that were acquired by competitors. Such acquisitions can reduce our retail distribution network and market share, as the competitors may choose not to sell our products. There can be no assurance that we will be able to adequately replace retailers acquired by competitors if they cease selling our manufactured homes, or that we will be able to maintain our sales volume or market share in these competitive markets.

We established a network of Company-owned retail stores that has required significant restructuring and downsizing, but our efforts may not succeed in making it profitable.

        We responded to the retail consolidation in the manufactured housing sector, beginning in fiscal 1998, by forming our own retail business and establishing a network of Company-owned stores to replace distribution points lost to competitors. We made numerous acquisitions between June 1998 and August 2001, the largest of which was the purchase of HomeUSA in August 1998, comprising 65 stores. We also originated more than 100 "greenfield" locations, which are locations that we have started ourselves rather than through acquisition of existing operations. The combination of the two strategies carried us to a high of 244 stores in November 2000. Since its inception, this business segment has operated at a loss, and as the retail market for manufactured housing has slowed, the losses have grown. During fiscal 2002, we implemented a downsizing strategy to better match our retail capacity to market demand. By assigning management of some of our locations to third parties, and closing and selling other locations, we reduced the number of stores that we operate to 135 at the end of fiscal 2003. These actions have resulted in goodwill impairment and restructuring charges and other costs, including severance payments to employees. Given existing industry conditions and the performance of this new business to date, there can be no assurance that we will be able to complete the restructuring of our retail network as a successful and profitable part of our manufactured housing group in the future. In addition, we may have to undergo additional downsizing of this business depending on the length of time that the current factors affecting it continue to have a negative impact.

Changes in consumer preferences for our products or our failure to gauge those preferences could lead to reduced sales and additional costs.

        We believe that historical consumer preferences for our products in general, and recreational vehicles in particular, are likely to change over time. We further believe that the introduction of new features, designs and models will be critical to the future success of our recreational vehicle operations. Delays in the introduction of new models or product features, or a lack of market acceptance of new features, designs or models, could have a material adverse effect on our business. For example, we may incur significant additional costs in designing or redesigning models that are not accepted in the marketplace. Products may not be accepted for a number of reasons, including changes in consumer preferences, or our failure to properly gauge consumer preferences. We may also experience production difficulties, such as inefficiencies in purchasing and increased labor costs, as we introduce new models. We cannot be certain that new product introductions will not reduce revenues from existing models and adversely affect our results of operations. There can be no assurance that any of these new models or products will be introduced to the market on time or that they will be successful when introduced.

If the frequency and size of product liability and other claims against us, including wrongful death, rises, our business, results of operations and financial condition may be harmed.

        We are frequently subject, in the ordinary course of business, to litigation involving products liability and other claims, including wrongful death, against us related to personal injury and warranties. We partially self-insure our products liability claims and purchase excess products liability insurance in the commercial insurance market. We cannot be certain that our insurance coverage will be sufficient to cover all future claims against us. Any increase in the frequency and size of these claims, as compared to our experience in prior years, may cause the premiums that we are required to pay for insurance to rise significantly. It may also increase the amounts we pay in punitive damages, which are typically not covered by our insurance. We are also presently party to actions in litigation that the plaintiffs are seeking to have certified as class actions, and actions where a subclass of plaintiffs has been certified. If any of these actions is certified as a class action and decided in a manner adverse to us, the resulting liability may be significant. These factors may have a material adverse effect on our results of operations and financial condition. In addition, if these claims rise to a level of frequency or size that is significantly higher than similar claims made against our competitors, our reputation and business will be harmed.

When we introduce new products we may incur expenses that we did not anticipate, such as recall expenses, resulting in reduced earnings.

        The introduction of new models is critical to our future success, particularly in our recreational vehicle business. We have additional costs when we introduce new models, such as initial labor or purchasing inefficiencies, but we may also incur unexpected expenses. For example, we may experience unexpected engineering or design flaws that will force a recall of a new product. In addition, we may make business decisions that include offering incentives to stimulate the sales of products not adequately accepted by the market, or to stimulate sales of older or obsolete models. The costs resulting from these types of problems could be substantial and have a significant adverse effect on our earnings.

Fuel shortages, or higher prices for fuel, could have a negative effect on sales of recreational vehicles.

        Gasoline or diesel fuel is required for the operation of motor homes and most vehicles used to tow travel trailers and folding trailers. Particularly in view of increased international tensions, there can be no assurance that the supply of these petroleum products will continue uninterrupted, that rationing will not be imposed or that the price of or tax on these petroleum products will not significantly increase in the future. Increases in gasoline prices and speculation about potential fuel shortages have had an unfavorable effect on consumer demand for recreational vehicles from time to time in the past, which then had a material adverse effect on our sales volume, and may do so in the future.

If we do not successfully upgrade our computer systems, we may lose sales to those of our competitors that have more sophisticated and better integrated systems than we do.

        Our computer systems are not as sophisticated as those that are currently available, and are not fully integrated. We are in the process of upgrading our computer systems, but we are still in the relatively early stages of this process. Competitors with more sophisticated and fully integrated computer systems may have efficiencies that will lead to lower costs and faster delivery schedules, and that may make it difficult for us to compete with them. We will be required to expend significant resources to fully implement a system suitable for a business as large and complex as ours. It is possible that the cost of building a computer system of this nature will be higher than budgeted, and that the system, when completed, will not perform as originally planned. This would increase our costs and disrupt our business.

The market for our manufactured homes is heavily concentrated in the southern part of the United States, and a continued decline in demand in that area could have a material negative effect on sales.

        The market for our manufactured homes is geographically concentrated, with the top 15 states accounting for over 70 percent of the industry's total retail sales in calendar 2002. The southern United States accounts for a significant portion of our manufactured housing sales. As is the case with our other markets, we have experienced a downturn in economic conditions in the southern states, and a continuing downturn in this region that is worse than that of other regions could have a disproportionately material adverse effect on our results of operations. There can be no assurance that the demand for manufactured homes will not continue to decline in the southern United States or other areas in which we experience high product sales and any such decline could have a material adverse effect on our results of operations.

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

Increased costs, including costs of component parts and labor costs, potentially impacted by changes in labor rates and practices, could reduce our operating income.

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

We depend on a small group of suppliers for some of our components, and the loss of any of these suppliers could affect our ability to obtain components at competitive prices, which would decrease our margins.

        Most recreational vehicle and manufactured home components are readily available from a variety of sources. However, a few components are produced by only a small group of quality suppliers that have the capacity to supply large quantities on a national basis. Primarily, this occurs in the case of gasoline-powered motor home chassis, where Workhorse Custom Chassis is the dominant supplier. Shortages, production delays or work stoppages by the employees of such suppliers could have a material adverse effect on our sales. If we cannot obtain an adequate chassis supply, this could result in a decrease in our sales and earnings.

The market price of our common stock has been depressed, and may decline further. We expect the trading price of our common stock to be highly volatile.

        The market price of our common stock has fluctuated significantly and generally declined, from a closing price of $47.44 per share on March 6, 1998, to $2.57 per share on August 9, 2002. The market price of our common stock may continue to be volatile as a result of a number of factors. Factors that could cause fluctuations in the market price of our common stock include:

  •
  actual and anticipated variations in our operating results;

  •
  general economic and market conditions;

  •
  interest rates;

  •
  general conditions, including changes in demand, in the manufactured housing and recreational vehicle industries;

  •
  future issuances of our common stock, including issuances of common stock in connection with financing activities, in payment of distributions on our convertible trust preferred securities, conversion of our convertible trust preferred securities, or upon exercise of stock options, any of which could have a dilutive effect on our earnings per share and otherwise cause the market price of our common stock to decline;

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

        We expect this volatility to continue in the future. In addition, in recent years the stock market in general has experienced extreme price and volume fluctuations that have affected the manufactured housing and recreational vehicle industries and that may be unrelated to the operating performance of the companies within these industries. These broad market fluctuations may also adversely affect the market price of our common stock.

We do not pay dividends on our common stock, and under the terms of the documents governing our 6% convertible trust preferred securities, we are currently deferring payment of dividends on those securities.

        On October 30, 2001, we elected to defer distributions due to be made on November 15, 2001, on our then outstanding 6% convertible trust preferred securities and we have subsequently elected to defer all subsequent quarterly distributions to date. In addition, with respect to our newly issued series of 9.5% convertible trust preferred securities, we elected to pay distributions due on February 15, 2002, and May 15, 2002, in shares of our common stock. In light of our business environment and recent operating results, we currently anticipate that we will find it prudent to defer distributions on our existing 6% convertible trust preferred securities for the foreseeable future, subject to the terms in the governing documents. In addition, we are permitted under the terms of our 9.5% convertible trust preferred securities to defer dividends on these securities commencing February 15, 2004, and we may elect to do so at that time. The deferral of distributions on our existing preferred securities prevents us from declaring or paying any dividends on our common stock during the period of such deferrals. Additionally, even if we choose to resume cash distributions on our 6% convertible preferred securities in the future, we may choose not to pay dividends on our common stock.

Item 2. Properties

        We own our executive offices, which are located at 3125 Myers Street in Riverside, California. The corporate administrative offices, which occupy 201,000 square feet, are situated on parcels of land owned by us, totaling approximately 18.1 acres. Our manufacturing regional, sales and service offices are located in Arizona, California, Indiana, North Carolina, Tennessee, Texas and Virginia and occupy a total of 69,000 square feet of leased office space. The following table describes additional property and buildings utilized for manufacturing, research and development and administrative purposes as of April 27, 2003. For the most part, these properties and buildings are owned by the Company, except as noted below, and we believe they are suitable and adequate for our purposes. We have granted a security interest in most of these properties to our lenders under the senior secured credit facility.

Facility and Location	Approximate Acreage	Approximate Square Footage
Plants Producing Manufactured Housing:
Glendale, Arizona	41.8	126,000
Riverside, California	18.8	104,500
Woodland, California	15.8	145,600
Auburndale, Florida	13.7	102,700
Alma, Georgia(1)	20.0	118,800
Alma, Georgia	23.6	111,200
Douglas, Georgia	20.7	140,100
Pearson, Georgia	16.2	139,700
Willacoochee, Georgia	33.2	131,500
Nampa, Idaho	19.8	157,000
Garrett, Indiana	22.1	124,500
Garrett, Indiana(1)	20.4	104,900
Benton, Kentucky	22.4	114,100
Pembroke, North Carolina	32.4	209,100
Woodburn, Oregon	22.4	186,000
Elizabethtown, Pennsylvania	19.7	116,800
Elizabethtown, Pennsylvania(1)	17.5	89,600
Gallatin, Tennessee	18.2	197,700
Lafayette, Tennessee	43.3	133,000
Belton, Texas	20.8	164,600
Waco, Texas	18.3	125,900
Waco, Texas	13.0	120,600
Rocky Mount, Virginia	26.3	135,000
Woodland, Washington	22.4	163,600
Plants Producing Recreational Vehicles:
Motor Homes:
Riverside, California	24.5	163,800
Decatur, Indiana	91.8	346,800
Decatur, Indiana(1)	25.3	184,700
Paxinos, Pennsylvania	69.2	206,200
Paxinos, Pennsylvania	7.1	39,600
Motor Home Service Facilities:
Decatur, Indiana	34.8	179,500
Riverside, California	12.3	162,100
Travel Trailers:
Rialto, California(2)	18.8	111,700
Crawfordsville, Indiana	14.4	140,700

Campbellsville, Kentucky	20.0	51,900
Hancock, Maryland	21.4	107,400
Williamsport, Maryland	33.6	89,000
Edgerton, Ohio	16.6	94,300
LaGrande, Oregon	32.0	97,300
Pendleton, Oregon	21.2	202,300
Longview, Texas	46.7	313,100
Lindsay, Ontario, Canada	9.2	145,600
Lindsay, Ontario, Canada	19.0	73,200
Folding Trailers:
Somerset, Pennsylvania(3)	42.6	432,500
Plants Producing Components:
Fontana, California	11.3	83,000
Riverside, California	10.0	111,000
Douglas, Georgia	3.8	28,000
Hauser Lake, Idaho	27.8	74,300
Decatur, Indiana	31.0	250,900
Division Offices and Research and Development Facilities:
Riverside, California	21.9	234,128
(1)
Manufacturing facility activated in fiscal 2003.

(2)
Includes 4.0 acres and a 27,100 square foot building leased from an unaffiliated third party.

(3)
Includes a 40,000 square foot building leased from an unaffiliated third party.

Retail Properties

        At the end of fiscal 2003, we operated 135 retail sales locations in 21 states, of which 17 are owned and 118 are leased from third parties. The current annual lease obligation related to these properties is approximately $5 million.

Idle Facilities

        There were 22 idle manufacturing facilities at the end of fiscal 2003 and 21 at the end of fiscal 2002. During fiscal 2003, active manufacturing capacity for the manufactured housing group was reduced by the closure of facilities in Fitzgerald, Georgia; Lumberton, North Carolina; Wichita Falls, Texas; Waco, Texas, and two facilities in Westmoreland, Tennessee. Housing Group idle facilities activated during the year were Alma, Georgia; Garrett, Indiana; and Elizabethtown, Pennsylvania. The recreational vehicle group's capacity was increased by the activation of an idle motor home facility in Decatur, Indiana. An idle housing facility in Mooresville, North Carolina, and an idle travel trailer facility in Riverside, California, were sold during the year. Undeveloped land parcels associated with an idle travel trailer facility in Omaha, Nebraska, and an idle motor home facility in Chico, California, were also sold.

        The following Company-owned manufacturing facilities were not in operation as of April 27, 2003.

Facility and Location	Approximate Acreage	Approximate Square Footage
Chico, California	17.5	153,300
Broxton, Georgia	20.0	137,200
Douglas, Georgia(1)	22.1	251,000
Fitzgerald, Georgia(2)	18.6	124,400
Pearson, Georgia	13.3	133,200
Nampa, Idaho(3)	11.4	74,300
Lexington, Mississippi	30.5	109,300
Lexington, Mississippi	51.6	270,000
Omaha, Nebraska(4)	10.5	116,600
Lumberton, North Carolina(2)	52.0	122,400
Roxboro, North Carolina	20.0	112,600
Cushing, Oklahoma	15.2	71,800
Woodburn, Oregon	29.2	56,500
Westmoreland, Tennessee(2)	38.6	165,100
Westmoreland, Tennessee(1)(2)	20.6	124,400
Belton, Texas(1)	32.6	140,400
Longview, Texas(4)	5.6	25,000
Longview, Texas	25.5	125,500
Waco, Texas(2)	8.6	87,600
Waco, Texas	19.8	104,300
Wichita Falls, Texas(2)	31.5	127,300
Rocky Mount, Virginia	13.8	83,400
(1)
Manufacturing facility partially used for housing service operations.

(2)
Manufacturing facility deactivated in fiscal 2003.

(3)
Lease to third party ceased in fiscal 2003.

(4)
Manufacturing facility sold subsequent to fiscal 2003.

Item 3. Legal Proceedings

        We previously reported that we are a defendant in a class action lawsuit in the case of McManus v. Fleetwood Enterprises, Inc., which was filed on April 9, 1999, and is pending in the U. S. District Court for the Western District of Texas, San Antonio Division. The complaint attempts to establish a class of purchasers of our Class A motor homes for the model years 1994-1999 and makes claims with respect to the alleged breach of express and implied warranties, negligent misrepresentation, fraudulent concealment, and violation of various state statutes in connection with the ability of such motor homes to tow an automobile or other vehicle or cargo. On September 24, 2001, the Court certified a subclass of Texas residents who purchased a subject motor home from a Texas dealer and who still own the motor home. We appealed this certification to the Fifth Circuit Court of Appeals on October 4, 2001, and on February 14, 2003, the Fifth Circuit ruled that the trial court had erred in certifying a State sub-class based upon fraud and/or misrepresentation, but confirmed a class based upon the implied warranty of merchantability. On May 1, 2003, we reached a preliminary settlement agreement with representatives of the class, which received preliminary approval from the Court on June 25, 2003. A hearing for final approval has been scheduled for September 30, 2003. Pursuant to the preliminary settlement agreement, we would pay attorneys' fees in the amount of $2.85 million in settlement of the case plus $250 to each member of the class who still owns their vehicle and who can demonstrate that they have purchased a supplemental braking system or intend to purchase a supplemental braking system.

        We also previously reported that on July 29, 2002, a purported class action entitled Fairley v. Fleetwood Enterprises, Inc., was filed in Los Angeles, California, Superior Court, Central District, alleging fraud and misrepresentation in the marketing of Fleetwood motor homes from model years 1994 through 2000. The complaint contends that Fleetwood misrepresented the towing capacities of its motor homes without informing consumers of the need for auxiliary brakes on the towed vehicle, and seeks a variety of damages and injunctive relief. This matter is virtually the same as the McManus lawsuit referenced above, and the preliminary settlement in the McManus case will also settle the Fairley case.

        On January 29, 2002, a purported class action lawsuit was filed by 16 individual plaintiffs against us and 13 of our subsidiaries, along with 253 other companies in the manufactured housing industry. The matter, designated Matte v. Sunshine Homes, Inc., was filed in the 27th Judicial District Court, St. Landry Parish, Lafayette, Louisiana, and purports to be a class action consisting of all individuals in the United States who purchased a manufactured home built to the federal Department of Housing and Urban Development (HUD) construction and safety standards. HUD regulates all manufactured housing in the United States. The complaint alleges breach of warranty claims and various personal injuries and property damages resulting from water infiltration, mold and mildew. On February 28, 2002, the matter was removed to the United States Federal District Court, Western District of Louisiana, Lafayette-Opelousas Division. Currently, several motions are pending before the Court. We deny the material allegations in the complaint and plan to assert a vigorous defense to that end. It is not possible at this time to properly assess the risk of an adverse verdict or the magnitude of possible exposure.

        On May 29, 2003, we filed a complaint in state court in Kansas, in the 18th Judicial District, District Court, Sedgewick County, Civil Department, against The Coleman Company, Inc. in connection with a dispute over the use of the "Coleman" brand name. Our Folding Trailer Division has licensed the name since 1989, when we bought Coleman Recreation Vehicles, Inc. Coleman recently notified us that it now has a different interpretation of the manner in which royalties were intended to be calculated under the license agreement. We had entered into discussions with Coleman to address these concerns in good faith, but on May 12, 2003, Coleman notified us that it had terminated the agreement and ordered us to cease using the name. Our lawsuit seeks declaratory and injunctive relief. On June 6, 2003, Coleman filed an answer and counterclaimed against us alleging various counts, including breach of contract and trademark infringement. A hearing on the matters was held on June 17, 18 and 19. On July 11, 2003, the Court issued an order stating that the rights and obligations of the parties should be resolved at a trial and not by injunctive relief. We intend to aggressively pursue this litigation and provide a vigorous defense to Coleman's counterclaim. It is not possible at this time to properly assess the risk of an adverse verdict or the magnitude of the possible exposure.

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

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of the shareholders of the Company during the fourth quarter of fiscal year 2003.

Executive Officers of the Registrant

        The executive officers of the Company are set forth below:

Name	Title	Age
Edward B. Caudill	President and Chief Executive Officer	60
Boyd R. Plowman	Executive Vice President and Chief Financial Officer	59
Charles A. Wilkinson	Executive Vice President and Chief Operating Officer	62
Christopher J. Braun	Senior Vice President–RV Group	43
Scott W. Grafft	Senior Vice President–Strategic Planning and Market Development	51
Roger L. Howsmon	Senior Vice President–Housing Group	59
Forrest D. Theobald	Senior Vice President, General Counsel and Secretary	61
Ronald L. Brewer	Vice President–Operations, Housing Group	56
J. Wesley Chancey	Vice President–Sales, Marketing and Product Design, Housing Group	51
John (Jack) H. Darnall Jr.	Vice President–Retail Housing Division	52
John C. Draheim	Vice President–Sales and Marketing, RV Group	45
Lyle N. Larkin	Vice President, Treasurer and Assistant Secretary	58
James F. Smith	Vice President, Controller and Chief Accounting Officer	55

        Edward B. Caudill was named to his current position in August 2002. Mr. Caudill has 25 years of management experience with leading manufacturers and distributors. He was named a Vice President of PACCAR, Inc. in 1996 and was General Manager of its Kenworth Truck Company, a manufacturer of heavy-duty on- and off-highway trucks and medium-duty trucks, from 1997 until he joined Fleetwood.

        Boyd R. Plowman was named Senior Vice President and Chief Financial Officer in October 2000, and was promoted to Executive Vice President in December 2001. He rejoined the Company in 1997 as Vice President-Retail Housing as well as the Senior Vice President and Chief Financial Officer of its subsidiary, Fleetwood Retail Corp. Prior to that, he was President and Chief Executive Officer of Lee & Associates Commercial Real Estate Services/Inland Empire from 1990 to 1997. He first joined the Company in 1969, and had been Chief Financial Officer for 14 years before leaving Fleetwood in 1987.

        Charles A. Wilkinson has been with the Company continuously since 1996 and was appointed to his current position in September 2002, after serving as Executive Vice President-Operations for one year. Previously, he had been Senior Vice President-Housing Group, a position to which he was appointed in January 2000. Earlier positions included Vice President-Housing Western Region and Director of Operations-Housing Central Region. He was employed by the Company prior to 1996 for a total of 11 years in several manufactured housing management positions.

        Christopher J. Braun joined the Company in May 2003. Until he joined Fleetwood, he had been employed at PACCAR, Inc. since 1987. From 2001 to 2003, he was Assistant General Manager for the Kenworth Truck Division. His responsibilities included sales and marketing for the North American organization, as well as operations. He served as the Director of Operations for Kenworth from 1999 to 2001, with full responsibility for four Kenworth Truck manufacturing plants in North America.

        Scott W. Grafft joined Fleetwood in November 2002. Previously, he had served as Executive Vice President—Marketing and Sales for Delphion, Inc. since January 2002. In 1998, he joined Flycast as vice president of direct marketing. One year later Flycast was rolled into Engage, Inc., a leading enterprise marketing software company, where he served as Senior Vice President of the global initiatives group from 1999 to 2001. Before joining Engage, he was Executive Vice President at Foote, Cone & Belding's direct marketing group from 1997 to 1998, prior to which he served as Senior Vice President of the custom marketing group at Draft Worldwide from 1991 to 1997.

        Roger L. Howsmon joined Fleetwood in June 2003. From 2000 to 2003, he was Chairman and Chief Executive Officer of Global Promo Group, Inc., a holding company specializing in mergers and acquisitions in the promotional products segment of the advertising industry. Previously, he was a Consultant in private equity markets with Aurora Capital Partners from 1998 to 2000, and he served as Chairman and Chief Executive Officer at Sierra Detroit Diesel Allison from 1992 to 1998.

        Forrest D. Theobald was named Vice President, General Counsel and Secretary in April 2001, and was promoted to Senior Vice President in December 2001. He had served previously as Associate General Counsel and Director-Corporate Real Estate since 1980. He joined Fleetwood's legal department in 1975 as Assistant General Counsel.

        Ronald L. Brewer was promoted to his current position in October 2001. He joined the Company in 1973 as a Trainee/Assistant Production Manager and held various managerial positions until 1989, at which time he left the Company to become Vice President—General Manager for Modular Structures International, Inc. He rejoined the Company in 1998 as Director-Manufacturing for the Western Region.

        J. Wesley Chancey joined the Company in 1988 as a District Sales Manager. He served as Central Region Vice President from 1997 until he was promoted to his current position in February 2001. Including his experience at Fleetwood, he has worked in the manufactured housing industry for 29 years.

        John (Jack) H. Darnall Jr. joined the Company in 1998 as Senior Vice President for the Central Region and was promoted to his current position in March 2001. Prior to joining the Company, he was President of Pulte Home Corporation's Manufactured Housing Group, Expression Homes and Stonebridge Ranch Development Corporation.

        John C. Draheim joined the Company in 1997 as a Regional Sales Director for the Motor Home Division and was promoted to his current position in November 2000. Prior to joining Fleetwood, he had 15 years of experience in automotive sales and marketing with Kia, Volkswagen and Chrysler.

        Lyle N. Larkin joined the Company in 1979 as a Controller in the RV Group and has served in his current position of Treasurer since 1990. He was promoted to Vice President in July 1998.

        James F. Smith joined Fleetwood in 1977 as Assistant Controller in the Housing Group. He was named RV Group Controller in 1987, and appointed to his current position as Vice President-Controller and Chief Accounting Officer in February 2001.

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

Quarter	High	Low	Dividends Declared
Fiscal 2002
First Quarter	$16.42	$10.70	$.04
Second Quarter	17.25	9.12	.04
Third Quarter	13.40	8.30	.00
Fourth Quarter	11.90	7.60	.00
Fiscal 2003
First Quarter	$11.22	$3.80	$.00
Second Quarter	7.96	2.37	.00
Third Quarter	8.88	5.37	.00
Fourth Quarter	7.23	3.06	.00

        On July 14, 2003, there were approximately 1,200 shareholders of record of our common stock.

Dividend Policy

        On October 30, 2001, the Company announced that it would discontinue the payment of dividends after the previously declared dividend payment on November 14, 2001. Dividends until such time had been paid quarterly. Any future resumption of dividends would be at the discretion of our Board of Directors, and is not currently contemplated.

Equity Compensation Plan Information

        The following table provides information as of April 27, 2003, for compensation plans under which equity securities may be issued.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants & Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants & Rights	(c) Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Shareholders(1)	6,494,952	$13.06	1,766,797
Equity Compensation Plans Not Approved by Shareholders:
Warrants(2)	150,000	$14.45	0
Restricted Stock(3)	147,860	$0	0
Options(4)	352,698	$2.57	0

Total	7,145,510		1,766,797

(1)
Includes securities available for future issuance under shareholder approved compensation plans other than upon the exercise of an option, warrant or right, as follows:

  The Company's Amended and Restated 1992 Stock-Based Incentive Compensation Plan presently provides that awards may be granted in the form of shares of common stock to replace all or a portion of compensation (other than base salary) that could otherwise become payable to any employee. A limit of 990,000 shares of common stock is imposed on stock awards. In addition, the Plan provides that awards may be made in shares of restricted stock, up to an aggregate of 600,000 shares.

(2)
Reflects warrants granted in November 2001 to Bain & Company, Inc. as partial consideration for business consulting services. The warrants to purchase up to 150,000 shares of Fleetwood common stock may be exercised at $14.45 per share, through January 3, 2005. Shares issuable upon exercise of the warrants have been registered for resale.

(3)
Reflects restricted stock granted as an inducement to becoming an employee of the Company to Edward B. Caudill effective August 12, 2002.

(4)
Reflects stock options awarded as an inducement to becoming an employee of the Company to Edward B. Caudill effective August 12, 2002.

Material Features of Equity Compensation Plans Not Approved by Shareholders

        The Company issued warrants in November 2001 to Bain & Company, Inc. as partial consideration for business consulting services. The warrants to purchase up to 150,000 shares of Fleetwood common stock may be exercised at $14.45 per share, through January 3, 2005. Shares issuable upon exercise of the warrants have been registered for resale.

        The Company granted 147,860 shares of restricted stock, pursuant to the Edward B. Caudill Restricted Stock Plan and Agreement effective August 12, 2002, to Edward B. Caudill as an inducement to his becoming an employee of the Company. Mr. Caudill became President and Chief Executive Officer of Fleetwood on that date. Good and adequate consideration was provided by Mr. Caudill in the amount of the par value of the stock, or $1 per share, insofar as he had commenced his employment with the Company, terminated his employment with his previous employer and forfeited significant benefits with his former employer. Pursuant to the Agreement, the shares may not be sold, assigned, transferred or otherwise disposed of until they vest in accordance with the schedule described in this paragraph. In addition, unvested shares will be repurchased by the Company at no cost if Mr. Caudill is terminated other than in a Qualifying Termination, as defined in the Agreement. In the event of a Qualifying Termination, the restrictions lapse. The shares vest according to the following schedule: 96,109 on the first anniversary of the effective date; 44,358 on the second anniversary; and 7,393 on the third anniversary.

        The Company granted options to acquire 352,698 shares of common stock, pursuant to the Edward B. Caudill Stock Option Plan and Agreement, effective August 12, 2002, to Edward B. Caudill as an inducement to his becoming an employee of the Company. Mr. Caudill became President and Chief Executive Officer of Fleetwood on that date. Pursuant to the Agreement, the options generally may not be transferred except in limited circumstances for estate planning purposes. The options vest according to the following schedule: one-third on the first anniversary of the effective date; one-third on the second anniversary; and one-third on the third anniversary. The exercise price is $2.57 per share, and the options expire if unexercised on August 12, 2012. In the event of a change in control, the options may be exercised in full if adequate provision is not otherwise made for replacement awards or other consideration.

Sale of Unregistered Securities

        The 147,860 shares of restricted stock issued to Mr. Caudill pursuant to the Edward B. Caudill Restricted Stock Plan and Agreement described above have not been registered under the Securities Act of 1933. Transfer of the shares is subject to the restrictions and limitations under that Act. The issuance of the shares was exempt from registration pursuant to Section 4(2) of the Act as a transaction not involving any public offering.

Item 6. Selected Financial Data

Five-Year Summary of Selected Financial Data

	Fiscal Years Ended April
	2003	2002	2001	2000	1999
	(Dollars in thousands except per share data)
Net sales	$2,318,293	$2,280,447	$2,531,463	$3,769,534	$3,555,519

Income (loss) before income taxes, minority interest, and cumulative effect of accounting change	(34,268)	(105,212)	(319,231)	159,059	196,415
Benefit (provision) for income taxes	(16,154)	37,108	57,575	(64,461)	(78,146)
Minority interest in Fleetwood Capital Trusts I, II and III, net of income taxes	(20,317)	(13,189)	(11,158)	(11,104)	(11,148)

Income (loss) before cumulative effect of accounting change	(70,739)	(81,293)	(272,814)	83,494	107,121
Cumulative effect of accounting change, net of income taxes	—	(80,635)	(11,176)	—	—

Net income (loss)	(70,739)	(161,928)	(283,990)	83,494	107,121
After-tax difference on exchange of convertible trust preferred securities	—	29,403	—	—	—
Net income (loss) attributable to common shareholders, basic	(70,739)	(132,525)	(283,990)	83,494	107,121
Effect of dilutive securities:
Minority interest in Fleetwood Capital Trusts I, II and III(1)	—	—	—	11,104	11,148

Net income (loss) for diluted earnings per share	$(70,739)	$(132,525)	$(283,990)	$94,598	$118,269

Earnings (loss) per common share-diluted:
Income (loss) before cumulative effect of accounting change	$(1.97)	$(2.39)	$(8.33)	$2.41	$2.94
After-tax difference on exchange of convertible trust preferred securities	—	.86	—	—	—
Cumulative effect of accounting change, net of income taxes	—	(2.37)	(.34)	—	—

Net income (loss) per common share	$(1.97)	$(3.90)	$(8.67)	$2.41	$2.94

Weighted average common shares—diluted	35,869	33,942	32,755	39,194	40,171

Balance sheet data at end of period:
Cash and marketable investments	$69,776	$111,147	$73,103	$135,142	$267,133
Property, plant and equipment, net	260,318	273,695	294,813	312,067	303,934
Total assets	924,566	984,940	1,126,861	1,536,693	1,531,184
Total liabilities	439,221	437,052	553,213	664,388	656,981
Capital Trust Preferred Securities	374,377	373,145	287,500	287,500	287,500
Shareholders' equity	110,968	174,743	286,148	584,805	586,703

Other Data:
Gross profit margin	18.4%	19.2%	19.0%	21.0%	20.5%
Operating income (loss) margin	(1.4)%	(4.0)%	(12.2)%	4.3%	5.4%
Depreciation and amortization	$26,505	$29,761	$36,546	$35,080	$31,841
Capital expenditures	19,857	20,473	36,921	55,078	49,757
Adjusted EBITDA(2)	(5,703)	(60,782)	(271,080)	197,256	222,152
Cash flow from operations	(25,471)	34,482	11,844	(4,757)	114,522
Cash flow from investing activities	38,173	(62,851)	25,722	92,516	(121,767)
Cash flow from financing activities	(9,434)	18,833	(43,525)	(69,715)	5,110
(1)
The effect of the distributions on preferred securities was anti-dilutive in fiscal years 2003, 2002 and 2001 and was, therefore, not added back to determine diluted earnings (loss).

(2)
Adjusted EBITDA is defined as operating income (loss) plus depreciation and amortization in accordance with the definition per our credit agreement. Adjusted EBITDA is a significant covenant of the Company's senior credit agreement, a default under which could have a material adverse effect on the Company and its operations. Management believes adjusted EBITDA to be a meaningful indicator of our performance that provides useful information to investors regarding our financial condition and results of operations. Presentation of adjusted EBITDA is consistent with our past practice, and adjusted EBITDA is a non-GAAP financial measure commonly used in our industries and by financial analysts and others who follow the industries to measure operating performance and to determine a valuation for companies in our industries. While management considers adjusted EBITDA to be an important measure of comparative operating performance, it should be considered in addition to, but not as a substitute for, operating income, net income and other measures of financial performance reported in accordance with GAAP. Adjusted EBITDA does not reflect cash available to fund cash requirements. Not all companies calculate adjusted EBITDA in the same manner and the measure as presented may not be comparable to similarly titled measures presented by other companies. Included in adjusted EBITDA were non-cash charges for goodwill impairment of $165.9 million in fiscal 2001 and other asset impairment charges of $1.2 million, $12.5 million and $22.7 million in fiscal years 2003, 2002 and 2001, respectively.

  The following table reconciles adjusted EBITDA to net income (loss):

	Fiscal Years Ended April
	2003	2002	2001	2000	1999
	(Amounts in thousands)
Adjusted EBITDA, as defined	$(5,703)	$(60,782)	$(271,080)	$197,256	$222,152
Deprecation and amortization	(26,505)	(29,761)	(36,546)	(35,080)	(31,841)
Interest	(7,837)	(13,979)	(12,022)	(4,096)	6,753
Gain (loss) of sale of fixed assets	5,777	140	417	979	(649)
Foreign currency transaction loss	—	(830)	—	—	—
Income taxes	(16,154)	37,108	57,575	(64,461)	(78,146)
Minority interest in Fleetwood Capital Trusts I, II and III, net of income taxes	(20,317)	(13,189)	(11,158)	(11,104)	(11,148)
Cumulative effect of accounting change, net of income taxes	—	(80,635)	(11,176)	—	—

Net income (loss)	$(70,739)	$(161,928)	$(283,990)	$83,494	$107,121

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Selected Segment Data
(Dollars in thousands)

	Fiscal Years Ended April
	2003	2002	2001	2000	1999
OPERATING REVENUES:
Manufactured housing
Manufacturing	$667,087	$842,536	$981,366	$1,517,681	$1,631,076
Retail	247,336	328,162	552,904	591,895	332,309
Less intercompany	(115,903)	(137,187)	(242,589)	(312,093)	(186,861)

	798,520	1,033,511	1,291,681	1,797,483	1,776,524
Recreational vehicles
Motor homes	918,742	716,734	637,833	1,193,609	1,058,593
Travel trailers*	441,885	378,412	451,872	599,051	556,536
Folding trailers	121,968	117,758	117,085	128,944	119,887

Total RV sales	1,482,595	1,212,904	1,206,790	1,921,604	1,735,016
Supply operations	37,178	34,032	32,992	50,447	43,979

	$2,318,293	$2,280,447	$2,531,463	$3,769,534	$3,555,519

OPERATING INCOME (LOSS):
Manufactured housing	$(13,089)	$16,843	$27,533	$83,816	$99,939
Housing retail	(51,734)	(65,239)	(77,105)	3,845	4,851
Recreational vehicles	32,542	(37,489)	(73,066)	104,082	109,915
Supply operations	2,103	8,895	6,114	20,483	16,255
Corporate and other	(7,631)	(24,046)	(194,465)	(35,596)	(24,643)
Intercompany profit	5,601	10,493	3,363	(14,454)	(16,006)

	$(32,208)	$(90,543)	$(307,626)	$162,176	$190,311

UNITS SOLD:
Manufactured housing
Factory shipments
Single-section	4,203	6,863	9,426	21,200	27,927
Multi-section	17,973	23,193	26,775	38,258	37,950

	22,176	30,056	36,201	59,458	65,877
Retail sales
Single-section	916	1,903	3,667	5,308	3,418
Multi-section	4,088	5,835	9,085	9,220	4,837

	5,004	7,738	12,752	14,528	8,255
Less intercompany	(3,790)	(4,886)	(8,657)	(11,768)	(7,674)

	23,390	32,908	40,296	62,218	66,458

Recreational vehicles
Motor homes	9,935	8,366	8,148	16,294	14,923
Travel trailers	29,259	26,036	31,660	40,524	37,208
Folding trailers	17,118	17,946	19,090	21,890	21,171
Slide-in truck campers	757	1,227	1,327	1,412	1,420

	57,069	53,575	60,225	80,120	74,722

*
Includes sales of slide-in truck camper units.

Overview

        We are the nation's leader in recreational vehicle sales, including motor homes, travel trailers, folding trailers and slide-in truck campers, and one of the nation's largest producers and retailers of manufactured housing. In fiscal 2002 and for fiscal 2003, we sold 53,575 and 57,069 recreational vehicles, respectively. In calendar 2002, we had an 18.2 percent share of the overall recreational vehicle retail market, consisting of a 17.7 percent share of the motor home market, a 13.4 percent share of the travel trailer market and a 42.7 percent share of the folding trailer market.

        In fiscal 2002 and for fiscal 2003, we shipped 30,056 and 22,176 manufactured homes, respectively, and were the second largest producer of HUD-Code homes in the United States in terms of units sold. In calendar 2002, we had a 16.9 percent share of the manufactured housing retail market.

        Our manufacturing activities are conducted in 16 states within the U.S., and to a much lesser extent in Canada. In addition, we operate five supply companies that provide components for our manufactured housing and recreational vehicle operations, while also generating outside sales. Our business began in 1950 producing manufactured homes. We entered the recreational vehicle business in 1964. We distribute our manufactured products primarily through a network of independent dealers throughout the United States and Canada. However, in fiscal 1999, we entered the manufactured housing retail business through a combination of key acquisitions and internal development of new retail sales centers. At April 27, 2003, we operated 135 retail sales locations in 21 states, and were one of the four largest retailers of manufactured homes in the United States.

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

        Most manufacturing sales are made on cash terms, with most dealers financing their purchases under flooring arrangements with banks or finance companies. Products are not ordinarily sold on consignment; dealers do not ordinarily have the right to return products; and dealers are typically responsible for interest costs to floorplan lenders. On average, we receive payments from floorplan lenders on products sold to independent dealers within 15 days of the invoice date, i.e. the date product is shipped.

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

  Insurance Reserves

        Generally, we are self-insured for health benefit, workers' compensation, products liability and personal injury insurance. Under these plans, liabilities are recognized for claims incurred (including those incurred but not reported), changes in the reserves related to prior claims and an administration fee. At the time a claim is filed, a liability is estimated to settle the claim. The liability for workers' compensation claims is guided by state statute. Factors considered in establishing the estimated liability for products liability and personal injury claims are the nature of the claim, the geographical region in which the claim originated, loss history, severity of the claim, the professional judgment of our legal counsel, and inflation. Any material change in the aforementioned factors could have an adverse impact on our operating results. We maintain excess liability insurance with outside insurance carriers to minimize our risks related to catastrophic claims.

  Deferred Taxes

        Deferred tax assets and liabilities are determined based on temporary differences between income and expenses reported for financial reporting and tax reporting. We are required to record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. In assessing the need for a valuation allowance, we previously have considered all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. The accounting guidance states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. As a result of this guidance, our recent cumulative losses and the full utilization of our loss carryback potential, we recently concluded that a partial valuation allowance against our net deferred tax assets was appropriate. Accordingly, as of fiscal year 2003, after considering only the effects of prudent and feasible tax strategies, we recognized a valuation allowance of $28.4 million. We continue to believe that the combination of all positive and negative factors will enable us to realize the full value of the deferred tax assets. If, after future assessments of the realizability of our deferred tax assets, we determine a lesser allowance is required, we would record a reduction to income tax expense and the valuation allowance in the period of such determination.

  Legal Proceedings

        We are regularly involved in legal proceedings in the ordinary course of our business. Because of the uncertainties related to the outcome of the litigation and range of loss on cases other than breach of warranty, we are generally unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. In other cases, including products liability (discussed above) and personal injury cases, we prepare estimates based on historical experience, the professional judgment of our legal counsel, and other assumptions that we believe are reasonable. As additional information becomes available, we reassess the potential liability related to pending litigation and revise our estimates. Such revisions and any actual liability that greatly exceeds our estimates could materially impact our results of operations and financial position.

  Repurchase Commitments

        Producers of recreational vehicles and manufactured housing customarily enter into repurchase agreements with lending institutions that provide wholesale floorplan financing to independent dealers. These agreements generally provide that, in the event of a default by a dealer in its obligation to these credit sources, we will repurchase product. With most repurchase agreements our obligation ceases when the amount for which we are contingently liable to the lending institution has been outstanding for more than 12, 18 or 24 months, depending on the terms of the agreement. The contingent liability under these agreements approximates the outstanding principal balance owed by the dealer for units subject to the repurchase agreement less any scheduled principal payments waived by the lender. Although the maximum potential contingent repurchase liability approximated $157 million for inventory at manufactured housing dealers and $544 million for inventory at RV dealers as of April 27, 2003, the risk of loss is reduced by the potential resale value of any products that are subject to repurchase, and is spread over numerous dealers and financial institutions. The gross repurchase obligation will vary depending on the season and the level of dealer inventories. Typically, the fiscal third quarter repurchase obligation will be greater than other periods due to high dealer inventories. The RV repurchase obligation is significantly more than the manufactured housing obligation due to a higher average cost per motor home and more units in dealer inventories. Past losses under these agreements have not been significant and lender repurchase demands have been funded out of working capital. In the past three fiscal years we have had the following repurchase activity:

	Fiscal Years
	2003	2002	2001
	(Amounts in millions)
Units	182	417	641
Repurchase amount	$4.4	$10.5	$15.0
Loss recognized	$—	$2.1	$3.3

Business Outlook

        Late in calendar year 2001, the wholesale motor home market, particularly for gasoline-powered Class A products, began to improve after about 20 months of decline. The combination of the improved market and positive acceptance of our new motor home products has been reflected in increased market share and higher production rates, resulting in significantly improved motor home earnings compared with the past two years. The Travel Trailer Division introduced new products covering 60 percent of its model line-up at the national trade show in December 2002. Even though the dealers were reluctant to increase their inventories with new products during the seasonally slow winter quarter, indications are the new products are being well received by retail customers. The impact of the new products on production efficiencies negatively affected the operating results in the second half of fiscal year 2003. However, we have now begun to experience improved operating efficiencies and expect the travel trailer business to return to profitability in the first quarter of fiscal year 2004.

        With the current low interest rates and the introduction of new products, we expect our RV Group will continue to achieve improved operating results in fiscal 2004 over fiscal 2003. However, the anticipated improvement could be at risk if consumer confidence, which is a key factor affecting the recreational vehicle industry, deteriorates due to concerns regarding the economy, gasoline prices or global tensions.

        Conditions in the manufactured housing market have been in decline since 1999, and further deteriorated in the last half of fiscal year 2003. Competition from repossessed homes, more stringent lending standards, relatively high retail interest rates for manufactured housing and the shortage of retail financing have adversely affected the industry. These conditions were aggravated by several developments during calendar 2002. As a result of the exit of several consumer lenders, there has been a reduction in the volume of loans being written, particularly in the chattel, or home only, portion of the business related mostly to single-section homes. Further, legislation in Texas, the largest manufactured home state in the country, which was effective at the beginning of calendar year 2002, required more restrictive procedures and legal processes to be applied to sales of manufactured homes. The Texas legislature has passed a new law as of June 2003 that substantially moderates the effect of the earlier, more restrictive statute. In March 2002, Conseco Finance Servicing Corp. (Conseco), the largest floorplan lender in the country, announced its withdrawal from that business. In October, Deutsche Financial Services (Deutsche), another large housing wholesale floorplan lender, announced it would be exiting the business. Since the announcements by Conseco and Deutsche, dealer transition to other floorplan sources has been orderly and most dealers have found alternative sources of inventory financing, including our Company-owned stores.

        In October, Conseco, also formerly the largest provider of retail financing to the manufactured housing industry, announced it would no longer provide retail financing in any form and that it would more aggressively liquidate its existing inventory of repossessed homes. Further, Oakwood Homes, the fourth largest manufacturer, as well as a major retailer and lender of manufactured homes, announced in November 2002 that it was filing for Chapter 11 bankruptcy protection. Subsequently, Conseco and Oakwood have been aggressively liquidating their inventories of repossessed homes, which has depressed demand and pricing for new homes. While we expect the industry will benefit in the longer term from these accelerated efforts to liquidate inventories of repossessed homes, thereby eventually reducing the competition for new homes, we expect we will continue to be challenged by the overhang of repossessions for at least the next year. In the meantime, industry shipments in the first calendar quarter of 2003 were lower than in any other first quarter in the past 40 years. As a result of these conditions, over the past three years there have been significant industry manufacturing and retail capacity reductions and more are expected until retail finance and inventory conditions improve.

        We expect that the operating environment for manufactured housing will continue to be challenging, at least through fiscal year 2004. However, a national lender has recently announced its intention to provide manufactured housing retail financing. Depending on the extent of the financing actually provided by this lender, in combination with retail financing that may be provided by other new entrants or that Fleetwood may make available through our own HomeOne Credit Corp. finance subsidiary, it is possible that new sources of financing could begin to moderate the effect of restrictive retail financing that has challenged the manufactured housing industry in recent years. For fiscal 2004, we expect to achieve profitability in the RV Group and be above breakeven at the operating line in the manufacturing segment of housing, although we expect we will incur an operating loss at our retail housing business. Overall, the anticipated improved results from our RV Group are expected to more than offset the losses from our retail housing segment.

Consolidated Results Fiscal Year 2003 Compared with Fiscal Year 2002

  Consolidated Results:

        In fiscal year 2003, we incurred a net loss of $70.7 million or $1.97 per diluted share compared to a net loss of $161.9 million or $3.90 per diluted share for the similar period last year. A substantial portion of last year's loss, $80.6 million, net of tax, was attributable to a non-cash charge for impairment of goodwill related to the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," and $19.9 million to other restructuring and impairment charges. The net loss for fiscal year 2003 was negatively impacted by a $28.4 million or 79 cent per diluted share partial valuation allowance of our deferred tax assets. The significantly lower net loss in fiscal year 2003 was the result of a $70.0 million swing in the RV Group operating results from a loss of $37.5 million in fiscal 2002 to an operating profit of $32.5 million in fiscal 2003. Partially offsetting the turnaround in the RV business segments was a decline in manufactured housing from an operating profit of $27.3 million, including $10.5 million in intercompany profit elimination, to an operating loss of $7.5 million including $5.6 million of intercompany profit elimination.

        Over the past three years we have been downsizing our operations, resulting in significant restructuring and other unusual charges that have negatively impacted our results. A summary is provided below to illustrate the type of adjustments, the business segments affected and the magnitude of the adjustments. Generally, warranty reserve adjustments and inventory write-downs related to closed facilities are not considered restructuring.

	Housing
	Mfg.	Retail	RV	Other	Total
	(Amounts in thousands)
FISCAL YEAR 2003
Restructuring and impairment
Asset impairments	$—	$1,242	$—	$—	$1,242
Severance	2,588	2	—	—	2,590
Future lease obligations of closed stores	—	170	—	—	170

Subtotal	2,588	1,414	—	—	4,002

Other
Legal reserves	—	—	—	6,758	6,758
Severance	565	—	184	56	805

Total	$3,153	$1,414	$184	$6,814	$11,565

FISCAL YEAR 2002
Goodwill impairment	$—	$—	$—	$80,635	$80,635
Restructuring and impairment
Asset impairments	7,035	2,500	1,670	1,300	12,505
Severance	—	—	1,000	—	1,000
Future lease obligations of closed stores	—	4,200	—	—	4,200
Plant/store shutdown costs	—	2,200	—	—	2,200

Subtotal	7,035	8,900	2,670	1,300	19,905

Other
Legal reserves	—	—	—	8,375	8,375
Inventory write-downs	3,214	9,500	—	—	12,714
Warranty—closed plants/recalls	5,800	—	1,200	—	7,000
Severance	276	—	—	4,300	4,576

Total	$16,325	$18,400	$3,870	$94,610	$133,205

        Consolidated revenues for the fiscal year rose 2 percent to $2.32 billion compared to $2.28 billion for the similar period last year. A strong recreational vehicle market and improved products drove a 22 percent sales increase in RVs, which more than offset a 21 percent decline in manufactured housing revenues, and a 25 percent drop in housing retail sales.

        Gross profit margin fell to 18.4 percent of sales compared to 19.2 percent last year, mainly due to a decline in housing margin from 24.8 percent to 20.9 percent. Overall RV gross margins in fiscal year 2003 improved from 12.9 percent to 14.5 percent. In addition, housing retail's gross margin improved from 15.2 percent to 20.8 percent due to lower levels of aged inventory resulting in reduced inventory write-down.

        Operating expenses, which include selling, general and administrative expenses, declined $54.9 million or 11 percent primarily due to reduced product warranty expenses and prior period downsizing actions. Included in the prior year operating expense was $8.4 million for the legal settlement of two class action suits compared to $6.8 million this year related to potential legal settlements. Selling expenses declined 16 percent to $196.8 million and decreased as a percentage of sales from 10.4 percent to 8.5 percent. Lower payroll-related costs and a 20 percent drop in product warranty costs led to the expense reduction. General and administrative expenses fell $15.7 million or 6 percent to $257.1 million and decreased as a percentage of sales from 12.0 percent to 11.1 percent. The reduction in cost was mainly due to staff reductions resulting from manufacturing plant and retail store closures in prior periods. Partially offsetting the reductions were the above-mentioned legal settlements and $9.8 million to reverse incorrect balance sheet adjusting entries at the retail operation, which were related primarily to the integration and conversion of accounting systems from previously acquired entities.

        In the prior year, there were $19.9 million of restructuring and other expenses related to asset impairment and plant and store closures compared to $4.0 million this year.

        Other expense was $2.1 million compared with $14.7 million in the prior year. Fiscal 2003 included a $5.8 million net gain from the sale of fixed assets, which included three parcels of land and three facilities. The prior year included interest expense of $2.3 million for yield maintenance charges related to the early retirement of the senior unsecured notes on July 30, 2001. Excluding the $2.3 million yield maintenance charges from the prior year, interest expense was lower this year mainly due to a smaller retail housing inventory floorplan liability resulting from a reduction in inventories, combined with lower interest expense on other borrowings. Investment income was down 24 percent from the prior year as a result of lower interest rates on lower invested balances.

  Recreational Vehicles:

        Recreational vehicle revenues increased 22 percent to $1.48 billion, primarily as a result of a stronger recreational vehicle market and customer acceptance of our new diesel products. Motor home sales were up 28 percent to $918.7 million compared to $716.7 million in the prior year. The motor home performance was the result of improved market conditions and favorable acceptance of three new diesel products. For fiscal year 2003, Class A diesel product shipments rose 32 percent. Travel trailer revenues increased 17 percent to $441.9 million on a 10 percent increase in unit volume. Folding trailer sales rose 4 percent to $122.0 million on a 5 percent decline in unit volume. The disproportionate increase in folding trailer revenues to shipments reflects the sales growth of the larger, higher-priced Caravan product offered since July 2001.

        The RV Group earned $32.5 million in the 12-month period ending April 27, 2003, compared to a loss of $37.5 million in the same period of the prior year. The $70.0 million swing in profitability was mainly due to the increase in diesel sales, which have higher selling prices and gross margins, and a $29.4 million reduction in the travel trailer operating loss resulting from higher revenues and gross margins. Operating expenses declined $11.1 million and decreased from 16.0 percent of sales to 12.3 percent in the current year mainly due to lower product warranty costs.

  Manufactured Housing:

        Manufactured housing segment sales to the retail housing segment and related manufacturing profits are included in the manufactured housing segment. Retail housing segment results include retail profits from the sale of homes to consumers but do not include any manufactured housing segment profits associated with the homes sold. Intercompany transactions between the operating segments are eliminated in consolidation, including intercompany profit in inventory, which represents the amount of manufactured housing segment gross margin in Fleetwood-produced inventory at Company-owned retailers.

  Manufactured Housing Operations:

        Gross manufacturing revenues in fiscal year 2003 were $667.1 million, down 21 percent from the prior year, and included $115.9 million of intercompany sales to Company-owned retail sales centers. Manufacturing unit volume declined 26 percent to 22,176 homes, but the number of housing sections was off a lesser 25 percent to 40,557 due to the continuing shift in sales mix toward multi-section homes. Multi-section homes represented 81 percent of factory sales versus 77 percent last year.

        Sales volume was below the prior year because of a weaker manufactured housing market, which has been adversely affected by competition from repossessed units and restrictive retail financing conditions. This condition has further deteriorated in the past year because of legislation in Texas, the largest manufactured housing state, which had the effect of restricting the use of chattel financing. During the same period, the industry's two largest retail lenders and the two largest inventory floorplan lenders exited the business.

        Operating income, before the adjustment for intercompany profit elimination of $5.6 million this year and $10.5 million in the prior year, dropped from $16.8 million to an operating loss of $13.1 million, due to the decline in volume and erosion to gross margin resulting from the depressed market and competitive environment. Gross profit margin for the Housing Group declined from 24.8 percent to 20.9 percent of sales, mainly as a result of improving the competitiveness of the product by adding features without commensurate price increases. Housing Group operating costs declined $39.6 million or 21 percent as a result of reduced product warranty expenses and lower employee compensation due to staffing reductions in prior quarters.

  Retail Housing Operations:

        Retail housing's revenues declined 25 percent from $328.2 million to $247.3 million for fiscal year 2003. Unit sales for the retail operation were off 35 percent to 5,004 homes. The smaller decrease in revenues resulted from a rise in the average unit price of 10 percent to $44,162 for the current year due to the sale of more multi-section homes and fewer homes at discounted prices. As a result, gross margins improved from 15.2 percent in the prior year to 20.8 percent. The retail division incurred an operating loss of $51.7 million in fiscal year 2003, before interest expense on inventory financing, compared to an operating loss of $65.2 million last year. The reduced loss mainly resulted from the higher gross margin and a 10 percent reduction in operating expenses. The operating expense reduction was negatively affected by a $9.8 million charge for incorrect balance sheet adjusting entries related to integrating and then converting unique accounting systems from previously acquired dealers into a single system. Interest expense on inventory financing decreased 48 percent from $4.4 million to $2.3 million as a result of lower interest rates, an 11 percent reduction in inventories and a related pay-down of the flooring liability.

FLEETWOOD RETAIL CORP.
KEY OPERATIONAL INFORMATION

	Fiscal Year Ended
	March 2003*	March 2002*
Number of retail stores
Beginning	138	216
New	6	12
Closed	(8)	(50)
Transferred	0	(40)

Ending	136	138
Average number of retail stores	136	154
Unit volume
Retail—new
Single-section	794	1,600
Multi-section	3,541	4,905

Total	4,335	6,505
Retail—pre-owned	669	1,233

Grand total	5,004	7,738

Average number of homes sold per store	37	50
Average sales price
New
Single-section	$26,973	$26,524
Multi-section	$54,542	$51,996
Pre-owned	$9,620	$8,110
Average unit inventory per store at quarter end
New	20	20
Pre-owned	3	4
*
The above information is as of Fleetwood Retail Corp.'s (FRC) fiscal year end, which is the last day in March. All other statistics in this report regarding FRC are as of Fleetwood Enterprises, Inc.'s fiscal year end, which is the last Sunday in April of each year.

  Supply Operations:

        Our Supply Group contributed revenues of $37.2 million for the 12-month period through April 27, 2003, compared to $34.0 million in the prior year. Operating income decreased from $8.9 million to $2.1 million mainly due to a shift in product mix to less profitable business.

Consolidated Results Fiscal Year 2002 Compared With Fiscal Year 2001

        We incurred a net loss in fiscal 2002 of $161.9 million or $3.90 per diluted share. A substantial portion of the loss, $80.6 million, was attributable to a non-cash charge for impairment of goodwill and $19.9 million to other restructuring and impairment charges. This compares with a loss of $284.0 million or $8.67 per diluted share for fiscal 2001, which included other non-operating charges of $165.9 million for the impairment of goodwill and $34.9 million for restructuring and asset impairment. In addition to the goodwill and other impairments, the current year loss also stems from significantly reduced sales volume in both the manufacturing and retail operations of the Housing Group. These declines are primarily the result of competitive market conditions caused by a restrictive financing environment and competition for sales of new homes with repossessed units, which have negatively impacted the manufactured housing industry for the past three years.

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

        Operating expenses, which include selling, general and administrative expenses, excluding other charges, declined $79 million or 13 percent to $509 million. As a percentage of sales, these costs declined from 23.2 percent in fiscal 2001 to 22.3 percent in fiscal 2002 due to continued downsizing activities. Selling expenses declined 4 percent to $236 million, but rose as a percentage of sales from 9.8 percent to 10.4 percent on the lower sales volume. Most of the dollar reduction in selling costs resulted from reduced expenditures for advertising, point of purchase materials, shows, sales commissions and sales compensation. The bulk of these cost reductions occurred within the recreational vehicle segment, and can be attributed not only to volume, but enhanced cost controls. Selling expenses were lower this year, but as a percentage of sales they were higher in the current year due to increased warranty and service costs.

        General and administrative expenses declined 20 percent to $273 million, and declined as a percentage of sales from 13.5 percent to 12.0 percent. Most of the reduction in general and administrative costs stems from downsizing in the second half of fiscal 2001, lower profit-based incentive compensation and lower staffing levels.

        Non-operating expenses of $14.7 million were 26 percent higher than last year's $11.6 million, mainly due to lower investment income, partially offset by lower interest expense. Investment income was down 59 percent from the prior year as a result of lower interest rates and reduced invested balances, and interest expense was lower due to reduced borrowings.

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

        The lower housing volume reflects a weak manufactured housing market that has further deteriorated over the past year. During the past three years, the industry has been adversely affected by excessive retail inventories and restrictive retail financing conditions. Lenders have imposed more stringent credit standards and higher down payment requirements for retail buyers, and have taken higher spreads between their cost of funds and retail financing rates. Additionally, several consumer lenders have withdrawn from the business, which has limited the amount of funding available to the industry. These actions, combined with relatively higher interest rates charged to manufactured housing customers, have eliminated many potential buyers from the market. We anticipate that industry wholesale shipments will continue to be weak until the current inventory imbalance is resolved, the timing of which depends largely on improved availability and terms of retail financing.

        Housing operating income, before the adjustment for intercompany manufacturing profit of $10.5 million in fiscal year 2002 and $3.4 million in fiscal year 2001, declined 39 percent from $27.4 million to $16.8 million, and operating margin fell from 2.8 percent to 2.0 percent of sales. The operating income decline is greater if the $12.2 million of restructuring and impairment charges related to plant closings and downsizing initiatives are added back to fiscal 2001 operating income and the $7.0 million of asset impairment charges are added back to the current year income. Excluding the other charges, fiscal year 2002 income was $23.8 million or a 40 percent reduction from the adjusted fiscal 2001 operating income of $39.6 million. Gross profit margin for the Housing Group improved slightly from 22.8 percent to 24.8 percent of sales as a result of lower raw material costs. More efficient material usage and improved product pricing contributed to the higher gross margin percentage. Housing Group operating costs, excluding the other charges, would have been the same as the prior year, despite the sales decline, mainly as a result of higher product warranty and service costs. The increase in warranty and service costs was due to increased reserves for closed facilities and costs related to new regional service centers. These higher costs effectively offset the positive impact of lower general and administrative costs due to staffing reductions resulting from downsizing efforts.

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

  Supply Operations

        Our Supply Group contributed revenues of $34 million compared to $33 million in the prior year. Operating income increased 45 percent to $8.9 million mainly due to improved labor efficiencies from increased capacity utilization gained mainly through increased internal sales to motor home plants.

Liquidity and Capital Resources

        We have historically relied upon internally generated cash flows to satisfy working capital needs and to fund capital expenditures. In recent periods, however, primarily due to operating losses, we have used external funding sources to supplement internal cash flows. Cash totaling $25.5 million was used in operating activities during fiscal year 2003 compared to cash generated of $34.5 million for the similar period one year ago. In addition to the $70.7 million net loss, the use of cash from operations resulted primarily from a $22.5 million increase in inventories and a $16.8 million increase in other assets, consisting primarily of chattel loans internally funded through our HomeOne finance subsidiary. The increase in inventories was mainly due to a planned buildup of motor home and travel trailer finished goods in anticipation of improved market conditions. Partially offsetting the increased use of cash was a $21.9 million reduction to income tax receivable related to a refund from a carryback of prior year losses and a $16.9 million increase in other liabilities mainly due to the deferral of the distribution on the 6% convertible trust preferred securities. Last year, the $34.5 million of cash generated from operations was mainly attributable to a reduction of retail inventories and a $50.3 million refund of Federal taxes from a carryback of losses to prior periods. As a result of the above-mentioned changes, cash and marketable investments decreased $41.3 million from $111.1 million as of April 28, 2002, to $69.8 million as of April 27, 2003.

        Additional cash outlays in fiscal year 2003 included $19.9 million in capital expenditures. In the same period of the prior year, the Company paid common stock dividends of $2.6 million and had capital expenditures of $20.5 million. Distributions on the 6% convertible trust preferred securities were deferred, whereas the distributions on the 9.5% issues were paid in common stock in the first quarter of fiscal year 2003 and paid in cash for the remainder of the year, in the amount of $13.4 million.

        At fiscal year end, short-term borrowings under our secured syndicated credit facility, led by Bank of America, N.A., as administrative agent, were $16.1 million. Currently, lender commitments to the facility total $130 million. Our borrowing capacity, however, is governed by the amount of a borrowing base, consisting of inventories and accounts receivable, that fluctuates significantly from week-to-week. The borrowing base is revised weekly for changes in receivables and monthly for changes in inventory balances. Under the borrowing agreement, $30 million must be maintained as minimum unused availability, with the remainder available to support standby letters of credit and fund borrowings. At the end of the fiscal year, the borrowing base totaled $139.1 million. After consideration of the unused minimum requirement, collateral reserves of $2.4 million, $43.8 million in standby letters of credit and the outstanding borrowings, unused borrowing capacity was approximately $37.5 million.

  Credit Agreement Amendments

        On January 27, 2003, we announced that we had successfully restructured our revolving line of credit to provide greater flexibility and borrowing capacity. The maximum amount of credit available to us under the line was reduced from $190 million to $110 million. This more closely matches the size of the line to the loan value of the borrowing base, or pool of inventory and receivables, that supports our borrowings. At the same time, the lenders agreed to reduce the borrowing availability reserve that we are required to maintain from $50 million to $30 million, and to release certain excess real estate and equipment collateral.

        Additional provisions of the amendment allowed for greater flexibility in making capital contributions, advances and distributions among Fleetwood and our subsidiaries. The amendment specifically authorized Fleetwood to make additional capital contributions to our HomeOne Credit finance subsidiary, and to enter into a warehouse line of credit to further support the operations of HomeOne. In return, Fleetwood paid a fee of three-eighths of a percent of the new commitment amount to the syndicate.

        On March 26, 2003, we announced that the lenders in the syndicated revolving line of credit had agreed to restate the financial covenant relating to adjusted earnings before interest, taxes, depreciation and amortization (EBITDA). We also announced at the same time that we had amended our inventory financing agreement with Textron Financial, which had incorporated the same covenant.

        We further announced that as part of the same amendment, the maximum amount of the revolving line of credit had been increased by $20 million to $130 million, reflecting the return of a former syndicate member to the loan arrangement and that we had paid the syndicate an amendment fee of three-eighths of a percent of the new, higher commitment level.

        Subsequent to year end, on July 21, 2003, the adjusted EBITDA covenant was amended to accommodate the reversal of the incorrect accounting entries at FRC. In addition, FRC's wholesale financing agreement with Textron Financial Corporation (Textron), which provides for wholesale financing to FRC up to an uncommitted limit of $20 million, is subject to a cross-default provision and a covenant in which Fleetwood agreed that it would not modify the adjusted EBITDA covenant in the senior credit facility without Textron's prior consent. Accordingly, we also requested and obtained Textron's consent to the amendment.

  Convertible Trust Preferred Securities

        On December 11, 2001, we commenced an offer of up to an aggregate of $37.95 million in liquidation amount of new 9.5% Convertible Trust II Preferred Securities due February 15, 2013, in exchange for up to an aggregate of $86.25 million of the $287.5 million in liquidation amount of outstanding 6% Convertible Trust Preferred Securities due February 15, 2028. The exchange offer expired on January 4, 2002, and was completed on January 10, 2002. Each new trust preferred security issued in the exchange offer is convertible, at the option of the holder, at any time into 1.752 shares of Fleetwood common stock (i.e., a conversion price of $12.56 per common share). With 1.725 million shares of new trust preferred issued in the exchange offer, the potential dilution to common shareholders upon conversion of the new exchange offer trust preferred is 3.0 million common shares. As a result of the exchange, debentures supporting the exchanged convertible trust preferred securities were cancelled, resulting in a taxable gain of $46.2 million. After deducting taxes of $16.8 million, the remainder of $29.4 million was reported as an increase to additional paid-in capital and treated as income attributable to common shareholders in the calculation of earnings per share.

        In conjunction with the exchange offer, we offered to sell for cash $150 million of 9.5% Convertible Trust III Preferred Securities due February 15, 2013. The registration statement was declared effective by the Securities and Exchange Commission on December 11, 2001, and the cash offer closed on December 14, 2001. Each Trust III Preferred Security issued in the cash offer is convertible, at the option of the holder, at any time into 4.826 shares of Fleetwood common stock (i.e., a conversion price of $10.36 per common share). With 3.0 million shares of new trust preferred issued in the cash offer, the potential dilution to common shareholders upon conversion of the new cash offer trust preferred is 14.5 million common shares. Upon closing, of the $141.2 million net proceeds received, $24.0 million was used to pay down the bank term loan to a balance of $6.0 million and another approximately $4.0 million was used to pay off the balance then outstanding on the revolving loan. The balance of the proceeds remained available for general corporate purposes.

  Dividends and Distributions

        On October 30, 2001, the board of directors discontinued the payment of dividends on our common stock in conjunction with an election to defer the distribution on our existing 6% convertible trust preferred securities due to be made on November 15, 2001. The distributions on the remaining 6% convertible trust preferred securities due to be paid on February 15, 2002, May 15, 2002, August 15, 2002, November 15, 2002, February 15, 2003, and May 15, 2003, were also deferred. We have the right to elect to defer distributions for up to 20 consecutive quarters under the trust indenture governing the existing 6% convertible trust preferred securities. When we defer a distribution on the 6% securities, we are prevented from declaring or paying dividends on our common stock during the period of the deferral. In light of our business environment and recent operating results, we currently anticipate that we will find it necessary to defer distributions on the existing 6% convertible trust preferred securities for the foreseeable future, subject to the terms of the governing documents. At the end of fiscal 2003, we have deferred $25.2 million, including accrued interest at 6 percent on the deferred amounts. Distributions on the new 9.5% convertible trust preferred securities can be paid in cash or, at our election, prior to February 15, 2004, in our common stock, at a rate of 9.5% per year of the liquidation amount of $22 per exchange preferred security and $50 per cash offer preferred security. After February 15, 2004, we can defer interest payments on the new securities for up to 20 consecutive quarterly periods. As previously announced, we elected to pay the distributions on the new convertible trust preferred securities due to be made on February 15, 2002, and May 15, 2002, in shares of our common stock. Due to the low price of the stock since August 2002 and the resulting large quantity of shares required to satisfy the distribution obligation, subsequent distributions on the 9.5% securities have been paid in cash, which have totaled $13.4 million.

  Other

        We are in the process of exploring other financing options including junior capital to replace some of the existing debt, although there is no assurance any such financing can be obtained, on favorable terms or at all.

        In the opinion of management, the combination of existing cash resources, expected future cash flows from operations, and available lines of credit will be sufficient to satisfy our foreseeable cash requirements for the next 12 months, including up to $34 million for capital expenditures, to be utilized primarily for enhancements to motor home manufacturing facilities.

Contracts and Commitments

        Below is a table showing payment obligations for long-term debt, capital leases, operating leases and purchase obligations for the next five years and beyond:

	Payments Due By Period
Contractual Obligations	Total	1–years*	3–years**	More than 5 years
	(Amounts in thousands)
Long-term debt	$2,357	$684	$311	$1,362
Capital lease obligations	1,436	1,436	—	—
Operating leases(1)	38,362	27,870	6,535	3,957
Purchase obligations(2)	13,139	13,139	—	—
Other long-term liabilities
Deferred compensation and non-qualified retirement plans	58,196	22,574	17,624	17,998
Insurance reserves	30,344	30,344
Company-obligated mandatorily redeemable convertible preferred securities(3)	374,377	—	—	374,377

Total	$518,211	$96,047	$24,470	$397,694

*
Includes payments due through fiscal year ending April 30, 2006.

**
Includes payments due from May 1, 2006, through fiscal year ending April 27, 2008.

(1)
Most of the Company's retail sales locations and certain of its other facilities are leased under terms that range from monthly to 15 years. Also included in the above amounts are equipment leases. Management expects that in the normal course of business, leases will be renewed or replaced by other leases to support continuing operations.

(2)
We have an operating agreement with a large dealer who manages 54 retail store locations for FRC. Either party may terminate the agreement by giving written notice 120 days in advance of the date of the termination. If termination notice is provided, Fleetwood is obligated to repurchase the outstanding inventory at that time for the amount of the dealer's obligations to its flooring institutions. Similarly, an equivalent amount is included in the aggregate repurchase obligation described in Note 14 to the Company's financial statements contained elsewhere in this Report. That repurchase obligation would become due and payable to the flooring institution only in the event the dealer defaults prior to its agreement with Fleetwood being terminated.

(3)
The mandatorily redeemable convertible trust preferred securities were issued in three separate transactions, and are currently reflected on the balance sheet as a quasi-equity interest. In fiscal 1998, Fleetwood, through a wholly owned Delaware business trust, issued $287.5 million aggregate liquidation amount of 6% convertible trust preferred securities due 2028. In fiscal 2002, Fleetwood, through another Delaware business trust, exchanged $86.25 million in liquidation amount of the existing 6% convertible trust preferred securities for $37.95 million in liquidation amount of new 9.5% convertible trust preferred securities due 2013. Also in fiscal 2002, Fleetwood, again through a Delaware business trust, issued $150 million in aggregate liquidation amount of new 9.5% convertible trust preferred securities due 2013. The obligations of the business trusts to holders of the convertible trust preferred securities are supported by debentures issued by Fleetwood to the respective business trusts and a guarantee by Fleetwood of certain of the trusts' obligations. The interest is payable quarterly. Currently, as permitted by the trust documents, payment of interest is being deferred on the outstanding 6% convertible trust preferred securities.

Off-Balance Sheet Arrangements

        In March 2000, Fleetwood entered into a sale and leaseback agreement involving 22 manufactured housing retail stores. The minimum rental payments required under this agreement are included in the Contractual Obligation schedule above, under operating leases. The agreement includes a contingent rental reset provision which provides that, in the event that the Company's credit rating falls below a certain level anytime prior to March 2005, the Company could be required, at the option of the lessor, to make an accelerated rent payment equal to the unamortized principal of the lessor's underlying debt. Since entering into the agreement, the Company's credit rating has fallen below the specified level, raising the possibility that the provision could be exercised in March 2005. The accelerated payment would be approximately $20 million.

        A number of alternatives to the accelerated rent payment are currently available to the Company and are being considered. It is likely that sometime prior to March 2005, the Company will move to restructure the arrangement to mitigate the potential negative cash impact.

        We describe our aggregate contingent repurchase obligation in Note 14 to the Company's financial statements and under Critical Accounting Policies in this Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Report.

        We describe our obligations pursuant to the convertible trust preferred securities issued by our wholly owned Delaware business trusts in Note 8 to our financial statements and in footnote 3 to the "Contracts and Commitments" table in this Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

        Under the senior credit agreement, Fleetwood Enterprises, Inc. is a guarantor of the borrowings of Fleetwood Holdings, Inc. (FHI) and Fleetwood Retail Corp. (FRC). FHI includes most of the wholly owned manufacturing subsidiaries and FRC includes all the retail housing subsidiaries. Only the FRC parent company, however, and seven of the retail subsidiaries are borrowers under the loan and covered under the guarantee. In addition, Fleetwood Enterprises, Inc. guarantees FRC's floorplan obligation to Textron pursuant to FRC's wholesale financing agreement with Textron.

        Subsequent to the end of fiscal year 2003, Fleetwood Enterprises, Inc. entered into three limited guarantees aggregating $1,575,000, to certain obligations of certain retailers to floorplan lenders.

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

        For fixed rate debt, changes in interest rates generally affect the fair market value, but not earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not influence fair market value, but do affect future earnings and cash flows. Based upon the amount of variable rate debt outstanding at the end of the third quarter, and holding the variable rate debt balance constant, each one percentage point increase in interest rates occurring on the first day of an annual period would result in an increase in interest expense of approximately $314,000.

        We do not believe that future market equity or interest rate risks related to our marketable investments or debt obligations will have a material impact on our results.

New Accounting Pronouncements

        In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," which amends SFAS 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We will continue to account for stock-based compensation using the intrinsic method as permitted by SFAS 123 and prominently disclose the additional information required by SFAS 148 in our annual and interim reports.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement requires an issuer to classify a financial instrument issued in the form of shares that are mandatorily redeemable—that embodies an unconditional obligation requiring the issuer to redeem them by transferring its assets at a specified or determinable date—as a liability. We have three series of convertible trust preferred securities totaling $374 million that are now treated as a quasi-equity securities that are mandatorily redeemable at specified dates. Effective with the second quarter of fiscal year 2004, these financial instruments will be classified as long-term liabilities on the statement of financial position, valued at fair market value using the present value of the redemption amount, at the rate implicit in the contract at inception. Distributions to the minority interest, now classified below the tax provision (benefit) as an after-tax amount, will be reclassified on the consolidated statement of operations to a separate line item included in other income (expense) as an interest expense.

        In November 2002, the FASB issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation specifies the disclosures to be made by a guarantor in its interim and annual financial statements concerning its obligations under certain guarantees that it has issued. FIN 45 also requires a guarantor to recognize a liability, at the inception of the guarantee, for the fair value of obligations it has undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for interim and annual periods ending after December 15, 2002. The initial recognition and initial measurement requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. Accordingly, we adopted the disclosure provisions of FIN 45, which have been reflected in the accompanying consolidated financial statements. The adoption of these provisions did not have a material impact on the Company's financial position, results of operations or cash flows.

        In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities," which expands upon and strengthens existing accounting guidance concerning when a company should include in its financial statements the assets, liabilities and activities of another entity. Prior to the issuance of FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 now requires a variable interest entity, as defined in FIN 46, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not believe the adoption of FIN 46 will have a material impact on the Company's financial position, results of operations or cash flows.

Item 8. Financial Statements and Supplementary Data

FLEETWOOD ENTERPRISES, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE
FOR THE YEAR ENDED APRIL 27, 2003

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Fleetwood Enterprises, Inc.

        We have audited the accompanying consolidated balance sheets of Fleetwood Enterprises, Inc. as of April 27, 2003 and April 28, 2002, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the two years in the period ended April 27, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fleetwood Enterprises, Inc. at April 27, 2003 and April 28, 2002, and the consolidated results of its operations and its cash flows for each of the two years in the period ended April 27, 2003, in conformity with accounting principles generally accepted in the United States.

                      /s/ Ernst & Young LLP

Orange County, California
July 14, 2003,
except for Note 7, as to which the date is
July 22, 2003

        The following report of Arthur Andersen LLP ("Andersen") is a copy of the original report dated July 30, 2001, rendered on the prior years' financial statements. It is being furnished solely in respect of the Consolidated Statement of Operations for fiscal year 2001. The SEC has provided regulatory relief designed to allow public companies to dispense with the requirement that they file a consent of Andersen in certain circumstances. After reasonable efforts, we have not been able to obtain a re-issued report or consent from Andersen. Because we have not been able to obtain Arthur Andersen's consent, you may not be able to recover against Arthur Andersen under Section 11 of the Securities Act for any untrue statements of a material fact contained in our financial statements audited by Arthur Andersen or any omission to state a material fact required to be stated therein.

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

ARTHUR ANDERSEN LLP

Orange County, California
July 30, 2001

FLEETWOOD ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	Years Ended April
	2003	2002	2001
Net sales:
Manufacturing	$2,186,860	$2,089,472	$2,221,148
Retail	247,336	328,162	552,904
Less intercompany	(115,903)	(137,187)	(242,589)

	2,318,293	2,280,447	2,531,463
Cost of products sold	1,892,636	1,842,358	2,050,447

Gross profit	425,657	438,089	481,016
Operating expenses	453,863	508,727	587,939
Impairment of goodwill	—	—	165,850
Other charges	4,002	19,905	34,853

	457,865	528,632	788,642

Operating loss	(32,208)	(90,543)	(307,626)
Other income (expense):
Investment income	2,494	3,300	8,004
Interest expense	(10,331)	(17,279)	(20,026)
Other	5,777	(690)	417

	(2,060)	(14,669)	(11,605)

Loss before benefit for income taxes, minority interest and cumulative effect of accounting change	(34,268)	(105,212)	(319,231)
Benefit (provision) for income taxes	(16,154)	37,108	57,575
Minority interest in Fleetwood Capital Trusts I, II and III, net of income taxes	(20,317)	(13,189)	(11,158)

Loss before cumulative effect of accounting change	(70,739)	(81,293)	(272,814)
Cumulative effect of accounting change, net of income taxes	—	(80,635)	(11,176)

Net loss	$(70,739)	$(161,928)	$(283,990)

Net loss attributable to common shareholders, diluted	$(70,739)	$(132,525)	$(283,990)

	Years Ended April
	2003		2002		2001
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Loss per common share:
Loss before cumulative effect of accounting change	$(1.97)	$(1.97)	$(1.53)	$(1.53)	$(8.33)	$(8.33)
Cumulative effect of accounting change, net of income taxes	—	—	(2.37)	(2.37)	(.34)	(.34)

Net loss per common share	$(1.97)	$(1.97)	$(3.90)	$(3.90)	$(8.67)	$(8.67)

Weighted average common shares	35,869	35,869	33,942	33,942	32,755	32,755

See accompanying notes to consolidated financial statements.

FLEETWOOD ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	April 27, 2003	April 28, 2002
ASSETS
Cash	$31,515	$26,083
Marketable investments	38,261	85,064
Receivables	143,746	146,011
Inventories	240,521	218,005
Deferred taxes	58,488	58,325
Income tax receivable	1,813	23,666
Other current assets	17,185	16,812

Total current assets	531,529	573,966
Property, plant and equipment, net	260,318	273,695
Deferred taxes	31,275	42,558
Cash value of Company-owned life insurance	55,004	61,296
Goodwill	6,366	6,366
Other assets	40,074	27,059

Total assets	$924,566	$984,940

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$78,890	$78,446
Employee compensation and benefits	70,006	65,721
Product warranty reserve	62,137	68,046
Retail flooring liability	15,357	24,241
Other short-term borrowings	16,054	10,412
Accrued minority interest distribution	25,249	12,367
Other current liabilities	80,631	81,847

Total current liabilities	348,324	341,080
Deferred compensation and retirement benefits	58,196	62,151
Insurance reserves	30,344	25,080
Long-term debt	2,357	8,741

Total liabilities	439,221	437,052

Commitments and contingencies
Company-obligated mandatorily redeemable convertible preferred securities of Fleetwood Capital Trusts I, II and III holding solely convertible subordinated debentures of the Company	374,377	373,145

Shareholders' equity:
Preferred stock, $1 par value, authorized 10,000,000 shares, none outstanding	—	—
Common stock, $1 par value, authorized 75,000,000 shares, outstanding 35,935,000 at April 27, 2003, and 35,290,000 at April 28, 2002	35,935	35,290
Additional paid-in capital	250,175	245,983
Retained deficit	(173,076)	(102,337)
Accumulated other comprehensive loss	(2,066)	(4,193)

	110,968	174,743

	$924,566	$984,940

See accompanying notes to consolidated financial statements.

FLEETWOOD ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Years Ended April
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(70,739)	$(161,928)	$(283,990)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	26,505	29,761	29,930
Amortization of intangibles and goodwill	—	—	6,616
Amortization of financing costs	4,793	3,812	—
Impairment of goodwill	—	80,635	165,850
Other asset impairment charges	1,242	12,505	22,675
Gains on sales of property, plant and equipment	(5,777)	(140)	(417)
Non-cash charge for options and warrants issued to outside parties	—	1,469	—
Issuance of stock in lieu of cash for minority interest distribution	4,464	2,765	—
Changes in assets and liabilities—
(Increase) decrease in receivables	2,265	(23,067)	145,591
(Increase) decrease in inventories	(22,516)	55,380	89,607
(Increase) decrease in income tax receivable	21,853	7,873	(48,289)
(Increase) decrease in deferred taxes	11,120	5,475	(20,300)
(Increase) decrease in cash value of Company-owned life insurance	6,292	(167)	4,481
(Increase) decrease in other assets	(16,768)	4,080	10,106
Increase (decrease) in accounts payable	444	12,007	(65,495)
Increase (decrease) in employee compensation and benefits	330	(13,022)	(13,731)
Increase (decrease) in product warranty reserve	(5,909)	8,228	(3,674)
Increase (decrease) in other liabilities	16,930	8,816	(27,116)

Net cash provided by (used in) operating activities	(25,471)	34,482	11,844

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available-for-sale	(709,432)	(1,163,341)	(3,636,885)
Proceeds from sale of investment securities available-for-sale	756,198	1,114,710	3,692,489
Purchases of property, plant and equipment	(19,857)	(20,473)	(36,921)
Proceeds from sales of property, plant and equipment	11,264	6,253	7,689
Acquisition of retail companies, net of cash acquired	—	—	(650)

Net cash provided by (used in) investing activities	38,173	(62,851)	25,722

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends to common shareholders	—	(2,621)	(15,059)
Common stock issued—private placement	—	19,864	—
Proceeds from issuance of trust preferred securities, net	—	138,574	—
Motor home chassis inventory financing	—	(11,135)	11,135
Retail flooring	(8,884)	(61,620)	(43,277)
Proceeds from short-term borrowings	5,642	10,412	—
Long-term debt	(6,384)	5,065	3,676
Repayment of senior unsecured notes payable	—	(80,000)	—
Proceeds from exercise of stock options	192	294	—

Net cash provided by (used in) financing activities	(9,434)	18,833	(43,525)

Foreign currency translation adjustment	2,164	(983)	(1,088)

Increase (decrease) in cash	5,432	(10,519)	(7,047)
Cash at beginning of year	26,083	36,602	43,649

Cash at end of year	$31,515	$26,083	$36,602

Supplementary disclosures:
Interest paid	$6,931	$14,753	$19,054

Income taxes paid	$3,439	$2,577	$8,285

See accompanying notes to consolidated financial statements.

FLEETWOOD ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(Amounts in thousands)

	Common Stock
					Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Amount	Additional Paid-In Capital	Retained Earnings (Deficit)		Total Shareholders' Equity
BALANCE APRIL 30, 2000	32,712	$32,712	$193,497	$361,261	$(2,665)	$584,805
Comprehensive loss:
Net loss	—	—	—	(283,990)	—	(283,990)
Other comprehensive income (loss):
Foreign currency translation, net of taxes of $512	—	—	—	—	(1,088)	(1,088)
Investment securities, net of taxes of $349	—	—	—	—	611	611

Comprehensive loss						(284,467)
Cash dividends declared on common stock	—	—	—	(15,059)	—	(15,059)
Stock issued for acquisitions	28	28	841	—	—	869

BALANCE APRIL 29, 2001	32,740	32,740	194,338	62,212	(3,142)	286,148

Comprehensive loss:
Net loss	—	—	—	(161,928)	—	(161,928)
Other comprehensive loss:
Foreign currency translation, net of taxes of $636	—	—	—	—	(983)	(983)
Investment securities, net of taxes of $38	—	—	—	—	(68)	(68)

Comprehensive loss						(162,979)
Cash dividends declared on common stock	—	—	—	(2,621)	—	(2,621)
Stock options and warrants issued	—	—	1,469	—	—	1,469
Stock options exercised (including related tax benefits)	30	30	264	—	—	294
Contribution from exchange of convertible trust preferred securities, net of taxes of $16,750	—	—	29,403	—	—	29,403
Stock issued for minority interest distribution	295	295	2,470	—	—	2,765
Stock issued—private placement	2,210	2,210	17,654	—	—	19,864
Stock issued for acquisitions	15	15	385	—	—	400

BALANCE APRIL 28, 2002	35,290	35,290	245,983	(102,337)	(4,193)	174,743

Comprehensive loss:
Net loss	—	—	—	(70,739)	—	(70,739)
Other comprehensive income (loss):
Foreign currency translation, net of taxes of $1,384	—	—	—	—	2,164	2,164
Investment securities, net of taxes of $21	—	—	—	—	(37)	(37)

Comprehensive loss						(68,612)
Restricted stock issued	148	148	33	—	—	181
Stock options exercised (including related tax benefits)	20	20	172	—	—	192
Stock issued for minority interest distribution	477	477	3,987	—	—	4,464

BALANCE APRIL 27, 2003	35,935	$35,935	$250,175	$(173,076)	$(2,066)	$110,968

See accompanying notes to consolidated financial statements.

FLEETWOOD ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        Fleetwood is the nation's leader in recreational vehicle sales, including motor homes, travel trailers, folding trailers and slide-in truck campers, and one of the nation's largest producers and retailers of manufactured housing. Fleetwood conducts manufacturing activities in 16 states within the U.S., and to a much lesser extent in Canada. In addition, we operate five supply companies that provide components for the manufactured housing and recreational vehicle operations, while also generating outside sales.

        The Company entered the manufactured housing retail business in fiscal 1999 through a combination of acquisitions and internal development of new retail sales centers. At the end of fiscal 2003, we operated 135 retail sales locations in 21 states, and were one of the four largest retailers of manufactured homes in the U.S.

        Fleetwood's business began in 1950 through the formation of a California corporation. The present Company was incorporated in Delaware in September 1977, and succeeded by merger to all the assets and liabilities of the predecessor company. Our principal executive offices are located in Riverside, California.

(1)   Summary of Significant Accounting Policies

  (a) Principles of consolidation:

        The consolidated financial statements include the accounts of Fleetwood Enterprises, Inc. and its wholly owned subsidiaries. The term "Company" or "Fleetwood" used herein means Fleetwood Enterprises, Inc. and its subsidiaries, unless otherwise indicated by the context. All material intercompany accounts and transactions have been eliminated.

  (b) Revenue recognition:

        Revenue for manufacturing operations is generally recorded when all of the following conditions have been met:

  1.
  an order for a product has been received from a dealer,

  2.
  written or verbal approval for payment has been received from the dealer's flooring institution,

  3.
  a common carrier signs the delivery ticket accepting responsibility for the product as agent for the dealer, and

  4.
  product is removed from Fleetwood's property for delivery to the dealer.

        Most manufacturing sales are made for cash, with most dealers financing their purchases under flooring arrangements with banks or finance companies. Products are not sold on consignment; dealers do not have the right to return products; and dealers are typically responsible for interest charges from floorplan lenders. On average, we receive payments from floorplan lenders on products sold to independent dealers within about 15 days of the invoice date, i.e. the date the product is shipped.

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

  (c) Stock-based incentive compensation:

        The Company accounts for stock-based incentive compensation plans, which are described more fully in Note 19, using the intrinsic method under which no compensation cost is recognized for stock option grants because the options are granted at fair market value at the date of grant. Had compensation costs for these plans been determined using the fair value method, under which a compensation cost is recognized over the vesting period of the stock option based on its fair value at the date of grant, the Company's net loss and loss per share would have been affected as indicated by the following table:

	Years Ended April
	2003	2002	2001
	(Amounts in thousands except per share data)
Net loss, as reported	$(70,739)	$(161,928)	$(283,990)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,439)	(3,383)	(1,171)

Pro forma net loss	$(73,178)	$(165,311)	$(285,161)

Basic and diluted loss per share, as reported	$(1.97)	$(3.90)	$(8.67)

Basic and diluted loss per share, pro forma	$(2.04)	$(4.00)	$(8.71)

        During fiscal 2002, $401,000 of compensation cost, net of taxes, was included in the net loss as reported, as a result of a modification in terms of 200,000 options granted to an employee whose status changed from employee to non-employee. There was no stock-based employee compensation in fiscal 2003 or fiscal 2001.

  (d) Marketable investments:

        All of the marketable investments of the Company are classified as available-for-sale securities. The Company does not hold investments classified as trading securities. Marketable investments classified as available-for-sale are reported on the consolidated balance sheet at their market value. The net unrealized gains or losses for these securities are reported, net of related taxes, as separate components of other comprehensive income (loss). Interest income from the securities portfolio is accrued as earned including the accretion of discounts and the amortization of premiums based on the original cost of each security.

  (e) Foreign currency translation:

        Exchange adjustments resulting from foreign currency transactions are recognized currently in income, whereas adjustments resulting from the translation of non-U.S. functional currency financial statements are reflected in other comprehensive income (loss) as a separate component of shareholders' equity. The assets and liabilities of the Canadian operation (which are not material) are translated to U.S. dollars at current exchange rates. Revenues and expenses are translated at the average exchange rates for the year. Gains or losses on foreign currency transactions in fiscal years 2003, 2002 and 2001 were not material.

  (f) Inventory valuation:

        Inventories are valued at the lower of cost (first-in, first-out) or market. Manufacturing cost includes materials, labor and manufacturing overhead. Retail finished goods are valued at cost less intercompany manufacturing profit. Inventories consist of the following:

	April 27, 2003	April 28, 2002
	(Amounts in thousands)
Manufacturing inventory—
Raw materials	$105,971	$97,076
Work in process	29,176	22,597
Finished goods	25,146	8,423

	160,293	128,096

Retail inventory—
Finished goods	97,957	113,239
Less manufacturing profit	(17,729)	(23,330)

	80,228	89,909

	$240,521	$218,005

  (g) Long-lived assets:

        The Company assesses the recoverability of its long-lived assets by determining whether the net book value can be recovered through projected cash flows over the remaining life. If projections indicate that the value of long-lived assets will not be recovered, an adjustment is made to reduce the asset to fair value based upon estimated recoverability upon sale, where appropriate, or other estimates of fair value such as discounting future cash flows. Cash flow projections, although subject to a degree of uncertainty, are based on trends of historical performance and management's estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. The Company recorded asset impairment charges of $1.2 million, $12.5 million and $22.7 million for fiscal years 2003, 2002 and 2001, respectively. In fiscal 2001, the Company recorded goodwill impairment charges of $165.9 million. See Notes 5 and 6.

  (h) Depreciation:

        Depreciation is provided using straight-line or accelerated methods based on the following estimated useful lives:

  •
  Buildings and improvements—10–40 years

  •
  Machinery and equipment—3–15 years

  (i) Goodwill:

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

  (j) Product warranty costs:

        Fleetwood provides customers of our products with a warranty covering defects in material or workmanship for periods ranging from one to two years, with longer warranties on certain structural components. We record a liability based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. Factors we use in estimating the warranty liability include a history of units sold to customers, the average cost incurred to repair a unit and a profile of the distribution of warranty expenditures over the warranty period. Changes in the Company's product warranty liability during the fiscal years ended April 27, 2003, and April 28, 2002, are as follows (amounts in thousands):

	2003	2002
Balance at beginning of year	$68,046	$59,818
Warranties issued and changes in the estimated liability during the period	72,169	106,206
Settlements made during the period	(78,078)	(97,978)

Balance at end of year	$62,137	$68,046

  (k) Dealer volume rebates and sales incentives:

        Estimated costs related to dealer volume rebates and sales incentives are accrued at the time products are sold.

  (l) Research and development costs and advertising expense:

        The Company follows the policy of charging research and development costs against income in the periods incurred. Expenditures for product research and development activities were $19.6 million in fiscal 2003, $19.3 million in fiscal 2002 and $21.7 million in fiscal 2001. Advertising expenditures, which were also charged against income in the periods incurred, totaled $1.5 million in fiscal 2003, $2.2 million in fiscal 2002 and $10.2 million in fiscal 2001.

  (m) Accounting period:

        The Company's fiscal year ends on the last Sunday in April. The year-end dates for the past three fiscal years were April 27, 2003, April 28, 2002, and April 29, 2001. Included in the consolidated financial statements are the results of Fleetwood Retail Corp. (FRC) and HomeOne Credit Corp. (HCC), the Company's wholly owned housing retail and finance subsidiaries, respectively, for the 12-month periods ended March 31, 2003, March 31, 2002, and March 31, 2001, in order to ensure timely preparation of the consolidated financial statements.

  (n) Cash flow statements:

        For purposes of these statements, cash includes cash on hand and cash in banks in demand deposit accounts.

  (o) Insurance reserves:

        Insurance reserves primarily represent estimated liabilities for products liability and workers' compensation claims. Workers' compensation reserves mainly consist of estimated case reserves on known claims, as well as a factor for incurred but not reported claims. Products liability reserves include both case reserves on known claims as well as estimated liabilities for claims that have not been reported. Products liability reserves include estimated amounts for unpaid claims and claim adjustment expenses, which are based on historical experience and independent actuarial calculations.

  (p) Use of estimates:

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

  (q) Income taxes:

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

  (r) Reclassification:

        During fiscal 2001, manufacturing segment delivery revenues were reclassified to net sales from operating expenses, and delivery expenses were reclassified from operating expenses to cost of sales due to the adoption of EITF No. 00-10 "Accounting for Shipping and Handling Fees and Costs." Certain sales incentives were reclassified from selling expense to net sales due to the adoption of EITF No. 00-14 "Accounting for Certain Sales Incentives." Also in 2001, the distribution on preferred securities was reclassified from other income and expense to minority interest, to more clearly reflect these distributions as a minority interest in the preferred securities of the Fleetwood Capital Trusts. Certain other amounts previously reported have been reclassified to conform with the 2003 presentation.

  (s) New accounting pronouncements:

        In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," which amends SFAS 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We will continue to account for stock-based compensation using the intrinsic method as permitted by SFAS 123 and prominently disclose the additional information required by SFAS 148 in our annual and interim reports.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement requires an issuer to classify a financial instrument issued in the form of shares that are mandatorily redeemable—that embodies an unconditional obligation requiring the issuer to redeem them by transferring its assets at a specified or determinable date—as a liability. We have three series of convertible trust preferred securities totaling $374 million that are now treated as quasi-equity securities that are mandatorily redeemable at specified dates. Effective with the second quarter of fiscal year 2004, these financial instruments will be classified as long-term liabilities on the statement of financial position, valued at fair market value using the present value of the redemption amount, at the rate implicit in the contract at inception. Distributions to the minority interest, now classified below the tax provision (benefit) as an after-tax amount, will be reclassified on the consolidated statement of operations to a separate line included in other income (expense) as an interest expense.

        In November 2002, the FASB issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation specifies the disclosures to be made by a guarantor in its interim and annual financial statements concerning its obligations under certain guarantees that it has issued. FIN 45 also requires a guarantor to recognize a liability, at the inception of the guarantee, for the fair value of obligations it has undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for interim and annual periods ending after December 15, 2002. The initial recognition and initial measurement requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. Accordingly, we adopted the disclosure provisions of FIN 45, which have been reflected in the accompanying consolidated financial statements. The adoption of these provisions did not have a material impact on the Company's financial position, results of operations or cash flows.

        In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities," which expands upon and strengthens existing accounting guidance concerning when a company should include in its financial statements the assets, liabilities and activities of another entity. Prior to the issuance of FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 now requires a variable interest entity, as defined in FIN 46, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not believe the adoption of FIN 46 will have a material impact on the Company's financial position, results of operations or cash flows.

(2)   Supplemental Information on Consolidated Insurance Subsidiary

        The insurance subsidiary was formed primarily for the purpose of insuring products liability risks of the parent company and its subsidiaries. Condensed financial information for this subsidiary, excluding intercompany eliminations, is as follows:

	Years Ended April
	2003	2002	2001
	(Amounts in thousands)
Insurance subsidiary:
Investments	$14,535	$16,516	$15,435
Other assets	22,339	21,047	31,363
Reserves for losses	30,996	24,857	28,866
Other liabilities	1,944	7,261	2,595
Net premiums	5,218	3,417	2,422
Underwriting loss	(2,675)	(1,129)	(1,181)
Investment income	537	1,106	2,010
Net income (loss)	$(1,420)	$(58)	$481

(3)   Marketable Investments

        The Company has a cash management program that provides for the investment of excess cash balances primarily in short-term money market and debt instruments. Investments consist of non-equity type investments stated at cost, which approximates market.

        The following is a summary of investment securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Amounts in thousands)
April 27, 2003
Available-for-Sale Securities:
U.S. corporate debt securities	$2,643	$19	$—	$2,662
Foreign corporate debt securities	11,883	12	28	11,867
Institutional money market funds	23,043	—	—	23,043
Bankers' acceptances	689	—	—	689

	$38,258	$31	$28	$38,261

April 28, 2002
Available-for-Sale Securities:
U.S. corporate debt securities	$6,416	$38	$15	$6,439
Foreign corporate debt securities	10,033	16	—	10,049
Institutional money market funds	59,616	—	—	59,616
Bankers' acceptances	8,960	—	—	8,960

	$85,025	$54	$15	$85,064

        By contractual maturity, all marketable investments at April 27, 2003, are due in one year or less.

        Investment income for fiscal years 2003, 2002 and 2001 consisted of the following:

	2003	2002	2001
	(Amounts in thousands)
Interest income	$2,475	$3,112	$8,018
Gross realized gains	76	261	135
Gross realized losses	(20)	(36)	(103)
Investment management fees	(37)	(37)	(46)

	$2,494	$3,300	$8,004

(4)   Property, Plant and Equipment

        Property, plant and equipment is stated at cost and consists of the following:

	Years Ended
	2003	2002
	(Amounts in thousands)
Land	$25,402	$24,250
Buildings and improvements	289,805	293,624
Machinery and equipment	160,164	159,594
Idle facilities, net of accumulated depreciation	39,089	33,668

	514,460	511,136
Less accumulated depreciation	(254,142)	(237,441)

	$260,318	$273,695

        Idle facilities includes closed plants and certain other properties that are not in current use by the Company. There were 22 idle plant facilities at the end of fiscal 2003 and 21 at the end of fiscal 2002. Of the current 22 idle facilities, eight are being held for sale and have a net book value of $10.4 million, with the remaining facilities being held for future use. During fiscal 2003, four idle facilities were activated, two idle facilities were sold and seven additional manufacturing facilities were deactivated.

        The carrying value of idle facilities was $39,089,000 at April 27, 2003, and $33,668,000 at April 28, 2002, net of accumulated depreciation of $34,703,000 and $35,789,000, respectively. In the opinion of management, the carrying values of idle facilities are not in excess of net realizable value.

        During fiscal 2003, three facilities, including two that were idle, with a carrying value of $2.6 million were sold, resulting in a gain of $2.6 million. Also sold during the current fiscal year were three parcels of land with an aggregate carrying value of $900,000, resulting in a gain of $4.4 million. These gains are reflected in the Consolidated Statement of Operations in the "Other" line under the "Other income (expense)" caption.

(5)   Goodwill

        Fleetwood adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142) as of the first quarter in fiscal year 2002. This accounting standard requires that goodwill not be amortized but instead be tested at least annually for impairment and expensed against earnings when the implied fair value of a reporting unit, including goodwill, is less than its carrying amount. Fleetwood engaged a prominent independent appraisal company to assist with the valuation.

        In fiscal 2002, the Company had two reporting units with goodwill, folding trailers and retail housing. As determined by the first phase assessment for each reporting unit, folding trailers' estimated fair value exceeded its carrying amount including goodwill, resulting in no impairment, and retail housing's estimated fair value was less than its carrying amount. The second phase of the assessment was conducted only for retail housing since the first phase assessment indicated there was impairment. Based on the estimated fair value of retail housing, the remaining $80.6 million of goodwill was determined to be fully impaired. Since the goodwill impairment was the result of an accounting change that was effective with the first quarter, the $80.6 million was not reflected in the fourth quarter results. However, it does appear as a line item on the income statement for the fiscal year described as "Cumulative effect of accounting change, net of income taxes." The first quarter results as reflected in Note 16, Results by Quarter, have been adjusted for the goodwill impairment. In fiscal 2001, the Company incurred a similar non-cash charge related to the impairment of goodwill at retail housing in the amount of $165.9 million.

        Conditions in the manufactured housing market have been in a state of decline for the past four fiscal years. Excess retail locations and inventory, combined with tightened consumer credit standards, high interest rates on manufactured homes, major lenders exiting the business, and high consumer repossession levels, resulted in lower sales volume and retail store closings. The large non-cash impairment charges recorded in fiscal years 2001 and 2002 in the retail housing segment were the result of the above-mentioned market and financing conditions.

        Based on the evaluation performed in fiscal 2001, a $165.9 million reduction to the value of goodwill related to prior acquisitions of retail business was recorded. The impairment was measured by calculating the fair value of each impaired retail acquisition based on discounted expected future cash flows for 15 years and comparing the result to the carrying amount of the goodwill. The discount rate used to calculate the present value was 9.5 percent, which was the Company's computed cost of capital. The excess of the carrying amount over fair value was recorded as a charge. Some of the factors considered in the determination of the 15 years were: 1) the effect of market and economic conditions on the business, 2) the ease of entering and exiting the business, 3) the sensitivity to interest rates and financing availability and 4) sustainability of the factors that contributed to paying the seller an amount in excess of book value. The Company also reduced the amortization period for goodwill from 40 years to 15 years. The effect of this change was to increase the net loss in the fourth quarter of fiscal 2001 by $887,000 or 3 cents per share.

        In fiscal 2002, instead of estimating the fair value of individual retail stores, the entire retail housing reporting unit was evaluated. The first phase was the determination of an estimate of fair value. Since there was not any market information on comparable companies, the appraisal firm mainly relied on the income approach (discounted cash flow) to determine the estimated fair value of retail housing. Some of the factors considered in their evaluation were: 1) management's estimate of future cash flows through fiscal year 2016; 2) current and anticipated economic conditions; 3) state of the industry, including excess capacity, competition with resellers of repossessed manufactured homes, high interest rates for manufactured homes, tight credit standards, and the recent number of lenders exiting the business; and 4) a discount rate of 14 percent based on the weighted average cost of capital specific to the retail housing segment. Based on the appraisal firm's findings, the estimated fair value of Fleetwood Retail Corp. was projected to be less than its carrying amount. The second phase of the evaluation allocated the estimated fair value to all of the assets and liabilities of the retail housing reporting unit, in order to determine the estimated implied fair value of the goodwill. As a result of this evaluation, the remaining goodwill from the acquisition of retail stores was determined to be fully impaired.

        Net goodwill from sources other than acquisitions of retail operations was $6.4 million at April 27, 2003, and April 28, 2002, originating from the previous acquisition of the folding trailer operation. We will evaluate the estimated fair value of the folding trailer operation at the end of each year or whenever circumstances dictate that a review should be completed. As a result of the fiscal year 2003 review of folding trailer's remaining goodwill, it was determined that folding trailer's estimated fair value exceeded its carrying value, including goodwill, resulting in no impairment.

        The effect of amortization on the net loss and on loss per share for fiscal 2001 prior to adopting SFAS No. 142 is as follows (which is not deductible for Federal or state tax purposes):

	2001
	Basic	Diluted
	(Amounts in thousands, except per share data)
Reported net loss	$(283,990)	$(283,990)
Amortization, net of tax	6,616	6,616

Adjusted net loss	$(277,374)	$(277,374)

Reported loss per common share	$(8.67)	$(8.67)
Amortization per share	0.20	0.20

Adjusted loss per common share	$(8.47)	$(8.47)

        The changes in the carrying amount of goodwill for the fiscal years ended 2003, 2002 and 2001 were as follows:

	Fiscal Years Ended
	2003	2002	2001
	(Amounts in thousands)
Beginning of the year	$6,366	$86,908	$254,974
Additions	—	93	4,400
Amortization	—	—	(6,616)
Impairment	—	(80,635)	(165,850)

End of the year	$6,366	$6,366	$86,908

(6)   Other Charges

        The other charges incurred in fiscal years 2003, 2002 and 2001 include $1.2 million, $12.5 million and $22.7 million for the write down of impaired assets and $2.8 million, $7.4 million and $9.9 million for restructuring costs, respectively. Also included in fiscal 2001 was $2.3 million of retail sales commissions.

Write Down of Impaired Assets

        The Company determined that the current net book value of certain closed manufacturing facilities and retail locations exceeded net realizable value. The write down of assets related to retail housing operations resulted from the decision to close certain retail sales centers and to transfer the management responsibility of others to an unrelated third party. Net realizable values were determined based on estimated recoverability upon sale, where appropriate, or other estimates of fair value such as discounting estimated future cash flows. The Company recorded a pre-tax charge for asset impairment of $1.2 million, $12.5 million and $22.7 million during fiscal years 2003, 2002 and 2001, respectively.

Restructuring and Other Charges

        During the current fiscal year, the Company recorded pre-tax restructuring charges of $2.8 million, of which $2.6 million related to the reduction of the workforce in the Manufactured Housing segment, and $170,000 related to future lease obligations of closed retail sales locations. The Company eliminated 51 management and administrative positions and 611 production assembly workers in the Housing Group.

        During fiscal 2002, the Company recorded pre-tax restructuring charges of $7.4 million, of which $1.0 million related to the reduction of the workforce in the RV segment. The balance of the restructuring charges included $4.2 million for future lease obligations of closed retail sales locations and $2.2 million for other shutdown costs related to the closed retail sales locations. The Company eliminated 10 management and administrative positions during fiscal 2002 in the RV Group as well as 80 other product development and production assembly workers.

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

        Following are tables summarizing the balance of the reserves related to these charges (amounts in thousands):

Fiscal Year Ended 2003

	Balance at April 28, 2002	Additions charged to costs and expenses	Payment or utilization	Balance at April 27, 2003
Severance costs	$604	$2,590	$(2,590)	$604
Future lease obligations of closed stores	4,200	170	(2,795)	1,575

	$4,804	$2,760	$(5,385)	$2,179

Fiscal Year Ended 2002

	Balance at April 29, 2001	Additions charged to costs and expenses	Payment or utilization	Balance at April 28, 2002
Severance costs	$904	$1,000	$(1,300)	$604
Future lease obligations of closed stores	—	4,200	—	4,200
Miscellaneous shutdown costs	1,276	2,200	(3,476)	—

	$2,180	$7,400	$(4,776)	$4,804

Fiscal Year Ended 2001

	Balance at April 30, 2000	Additions charged to costs and expenses	Payment or utilization	Balance at April 29, 2001
Severance costs	$—	$5,117	$(4,213)	$904
Commissions	—	2,275	(2,275)	—
Miscellaneous shutdown costs	—	4,786	(3,510)	1,276

	$—	$12,178	$(9,998)	$2,180

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

        Three amendments to the credit agreement were executed during fiscal 2002, mainly to redefine several financial performance covenants. Among the modifications to the credit agreement, the adjusted EBITDA (earnings before interest, taxes, depreciation and amortization) covenant was replaced with a Free Cash Flow covenant, the revolving credit facility was reduced to a commitment level of $190 million, and Bank of America was given the right to require daily reporting of our borrowing base. With the $141.2 million of net proceeds received from the sale of the 9.5% convertible trust preferred securities in December 2001, $24.0 million was used to pay down the bank term loan to a balance of $6.0 million and another approximately $4.0 million was used to pay off the balance then outstanding on the revolving loan.

        In July 2002, the facility was further amended, effective as of April 28, 2002, to eliminate the Free Cash Flow covenant as well as a Fixed Charge Coverage Ratio covenant and replace them with a new adjusted EBITDA covenant and a covenant requiring the Company to maintain liquidity (which includes the daily average of cash equivalents and borrowing availability under the credit facility) of at least $80 million. At the same time, the term loan was paid in full and retired and a property, plant and equipment subfacility was eliminated as part of the borrowing base. On January 24, 2003, the credit agreement was amended again to provide greater flexibility and borrowing capacity. The maximum amount of credit available under the line was reduced from $190 million to $110 million, to more closely match the size of the line to the loan value of the borrowing base of inventory and receivables. At the same time, the lenders agreed to reduce the borrowing availability reserve that the Company is required to maintain from $50 million to $30 million, and to release certain excess real estate and equipment collateral. Additional provisions of the amendment allowed for greater flexibility in making capital contributions, advances and distributions among Fleetwood and its subsidiaries. In addition, the amendment specifically authorized Fleetwood to make additional capital contributions to its HCC finance subsidiary, and to enter into a warehouse line of credit to further support the operations of HCC. On March 25, 2003, the credit agreement was amended again to primarily restate the financial covenant relating to adjusted EBITDA, as defined in the credit agreement. As part of the same amendment, the maximum amount of the revolving line of credit was increased by $20 million to $130 million, reflecting the return of a former syndicate member to the loan arrangement.

        Subsequent to the end of the fiscal year, the adjusted EBITDA covenant was further amended to give effect to a reversal of incorrect adjusting entries at Fleetwood Retail Corp. that would otherwise have resulted in a default under that covenant.

        The revolving credit line bears interest, at our option, at variable rates based on either Bank of America's prime rate or one, two or three month LIBOR. As amended, the facility is secured by virtually all of the Company's receivables and a significant portion of its inventories, plus $75 million in appraised value of real estate. Advances under the revolving credit line are limited by the available borrowing base of eligible accounts receivable and inventories, and are subject to a minimum excess availability of $30 million. The credit agreement contains customary affirmative and negative covenants, some of which require compliance with certain financial tests including the adjusted EBITDA covenant. As part of the credit agreement, there is a $75 million sub-facility to support letters of credit, of which $43 million was utilized as of fiscal year-end.

        The balance outstanding on the revolver as reflected on the balance sheet at the end of fiscal 2003 and fiscal 2002 in other short-term borrowings was $16.1 million and $10.4 million, respectively. Currently, lender commitments to the facility total $130 million. Our borrowing capacity, however, is governed by the amount of a borrowing base, consisting of inventories and accounts receivable, that fluctuates significantly from week to week. The borrowing base is revised weekly for changes in receivables and monthly for changes in inventory balances. Under the borrowing agreement, $30 million must be maintained as minimum unused availability, with the remainder available to support standby letters of credit and fund borrowings. At the end of the fiscal year, the borrowing base totaled $139.1 million. After consideration of the unused minimum requirement, collateral reserves of $2.4 million, $43.8 million in standby letters of credit and the outstanding borrowings, unused borrowing capacity was approximately $37.5 million. The weighted average interest rate on these short-term borrowings was 5.25 percent and 5.75 percent at the end of fiscal 2003 and fiscal 2002, respectively.

(8)   Convertible Trust Preferred Securities

        Three Delaware business trusts that are wholly owned by the Company have issued three separate series of convertible trust preferred securities, which are convertible into shares of the Company's common stock. These securities are more fully described below, and are summarized in the following table:

Series	Number of Securities Outstanding	Par Value Per Share	Aggregate Amount Outstanding(1)	Maturity	Interest Rate	Conversion Price
Trust I	4,025,000	$50	$201,250,000	2028	6%	$48.72 or 1.02627 shares of common stock per share of Trust I Securities
Trust II	1,725,000	$22	$37,950,000	2013	9.5%	$12.56 or 1.752 shares of common stock per share of Trust II Securities
Trust III	3,000,000	$50	$150,000,000	2013	9.5%	$10.36 or 4.826 shares of common stock per share of Trust III Securities
(1)
The carrying value of the securities as reflected on the consolidated balance sheet is less than the sum of the above liquidation amounts due to issuance costs, which were treated as a discount to the liquidation amount and are being accreted over the life of the securities.

        During fiscal 1998, Fleetwood Capital Trust (Trust I), a Delaware business trust wholly owned by the Company, completed a $287.5 million private placement of 5,750,000 shares of 6% Convertible Trust Preferred Securities (Trust I Securities) with a liquidation value of $50 per security. The combined proceeds from the transaction and from the purchase by the Company of the common shares of Trust I were tendered to the Company in exchange for 6% convertible subordinated debentures (Trust I Debentures) in the aggregate principal amount of $296.4 million, maturing on February 15, 2028. The Trust I Debentures are the sole assets of Trust I and eliminate in consolidation. In a subsequent exchange offer, described below, the number of Trust I Securities outstanding was reduced to 4,025,000 and the aggregate principal amount outstanding was reduced to $201,250,000.

        Distributions on the Trust I Securities are cumulative and are paid quarterly in arrears at an annual rate of 6 percent. The Company has the option to defer payment of the distributions for an extended period of up to 20 consecutive quarters, so long as the Company is not in default in the payment of interest on the debentures and discontinues the payment of dividends on common stock while the deferral is in effect. Considered together, the undertakings under the Trust, the related indentures and guarantees and the convertible subordinated debentures constitute a full and unconditional guarantee by the Company of the Trust's obligations under the securities. For the third and fourth quarters of fiscal 2002 and the four quarters of fiscal 2003, the Company elected to defer the quarterly distributions on the Trust I Securities. The total amount deferred, including accrued interest, was $25.2 million at the end of fiscal 2003. The Company further indicated that it will continue to defer the distribution on the Trust I Securities for the foreseeable future, subject to the terms in the governing documents.

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

        In January 2002, Fleetwood Capital Trust II (Trust II), another wholly owned Delaware business trust, issued 1,725,000 shares of 9.5% Convertible Trust Preferred Securities with a face value of $22 per share and an aggregate liquidation value of $37.95 million to Trust I Securities holders in exchange for 1,725,000 shares of 6% Trust I Securities with a $50 face value and an aggregate liquidation value of $86.25 million. The Trust I Securities and the proceeds from the purchase by the Company of the common shares of Trust II were tendered to the Company in exchange for new convertible subordinated debentures (Trust II Debentures) in the amount of $39.12 million. In turn, the Company tendered the $86.25 million of Trust I securities to Trust I to be retired in exchange for the cancellation of a like amount of Trust I Debentures. The Trust II Debentures, which mature on February 15, 2013, are the sole assets of Trust II and eliminate in consolidation.

        Distributions on the new securities can be paid in cash or, at the Company's election, prior to February 15, 2004, in Fleetwood's common stock, at a rate of 9 percent per year of the liquidation amount of $22 per exchange preferred security and $50 per cash offer preferred security. After February 15, 2004, the Company can defer interest payments on the new securities for up to 20 consecutive quarterly periods. The Company elected to pay the first and second quarterly distribution on the new securities due in February and May 2002 in Fleetwood's common stock. Subsequent distributions through May 2003 have been paid with cash.

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

        Each new security is mandatorily redeemable upon maturity on February 15, 2013. In addition, after February 15, 2004, we may elect to redeem the new securities for a price equal to 100 percent of the liquidation amount plus accrued interest, upon not less than 30 but no more than 60 days' notice. Prior to February 15, 2004, the Company may only elect to redeem the new securities for a price equal to 100 percent of the liquidation amount plus accrued interest if our common stock price has exceeded 200 percent of the conversion price for at least 20 days during a 30-day trading period ending five trading days prior to the notice of redemption.

(9)   Retirement and Deferred Compensation Plans

        The Company has qualified defined contribution (DC) retirement plans covering most employees. There are no prior service costs associated with these plans. The Company follows the policy of funding qualified retirement plan contributions as accrued. The Company also maintains non-qualified plans to accrue retirement benefits subject to Internal Revenue Code limitations. During fiscal 2003, the Company terminated three DC plans that covered the majority of its employees: a 401(k) plan that previously included the employees at Fleetwood Retail Corp, a money purchase plan for workers at the manufacturing subsidiaries and a profit-sharing plan for associates at the Company's headquarters. All assets and participant accounts associated with the terminated plans were transferred to a new single 401(k) plan, with no loss of benefits. In addition, the Company established a new non-qualified Deferred Compensation Alternative (DCA) plan that serves as a retirement vehicle for after-tax contributions in excess of IRS limitations. The costs associated with these retirement plans are summarized as follows:

	Qualified DC Plans	Non-Qualified Plans	Total
	(Amounts in thousands)
2003	$18,775	$1,419	$20,194
2002	20,146	1,920	22,066
2001	18,672	3,266	21,938

        The Company also sponsors one defined benefit plan assumed in connection with the acquisition of Fleetwood Folding Trailers, Inc. in 1989. The plan covers over 500 participants and has approximately $4 million in assets. Plan assets are held in trust and are invested in equity and fixed income securities. The funding policy is set to meet statutory minimum funding requirements plus such additional amounts as the Company may determine to be appropriate. Plan assets for determining minimum funding requirements are valued by recognizing 20 percent of the difference between actual and expected investment income each year. On this basis, the plan is 95 percent funded with respect to benefits earned under the plan. The plan is approximately 80 percent funded on a market-value basis.

        In addition to non-qualified retirement plans, the Company has a deferred compensation plan that allows for the voluntary deferral of a portion of managers' compensation. With the exception of the new DCA plan, participant balances in the various non-qualified plans are credited with interest at a rate set at the discretion of the Company which, for the three years ended April 2003, was the prime rate as published by a major U.S. bank. To enhance security for the benefits payable under these plans, the Company has established a "Rabbi Trust," funded with Company-owned life insurance (COLI) policies on the lives of participants. The assets of the trust are not generally available to the Company or its creditors except in the event of the Company's insolvency. No premium payments were made in fiscal years 2003 or 2002. In fiscal 2001, a premium payment of $5.5 million was made. In fiscal 2003, $8.2 million was borrowed from the trust in the form of a policy loan to pay participant benefits. In fiscal 2001, $7.0 million was withdrawn and $3.0 million was borrowed from the trust to pay participant benefits. The liability for benefits accrued under the non-qualified plans at the end of fiscal 2003 and fiscal 2002 totaled $58.2 million and $62.2 million, respectively. The cash values of the related trust assets reflected in the accompanying balance sheets were $55.0 million and $61.3 million, respectively, at those same dates.

(10) Income Taxes

        Deferred tax assets and liabilities are determined based on temporary differences between income and expenses reported for financial reporting and tax reporting. We are required to record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. In assessing the need for a valuation allowance, we previously have considered all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. The accounting guidance states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. As a result of this guidance, our recent cumulative losses and the full utilization of our loss carryback potential, we recently concluded that a partial valuation allowance against our net deferred tax assets was appropriate. Accordingly, as of fiscal year 2003, after considering only the effects of prudent and feasible tax strategies, we recognized a valuation allowance of $28.4 million. We continue to believe that the combination of all positive and negative factors will enable us to realize the full value of the deferred tax assets. If, after future assessments of the realizability of our deferred tax assets, we determine a lesser allowance is required, we would record a reduction to income tax expense and the valuation allowance in the period of such determination.

        The benefit (provision) for income taxes for the last three fiscal years is summarized below:

	2003	2002	2001
	(Amounts in thousands)
Current:
U.S. Federal	$—	$34,743	$39,028
Foreign	(1,012)	108	(499)
State	(2,029)	821	1,213

	(3,041)	35,672	39,742

Deferred, principally Federal:
Deferred tax valuation allowance	(28,400)	—	—
Tax loss carryforward	14,581	—	—
Insurance reserves	(3,207)	1,656	(394)
Restructuring accruals	1,743	2,786	13,526
Other	2,170	(3,006)	4,701

	(13,113)	1,436	17,833

	$(16,154)	$37,108	$57,575

        The benefit (provision) for income taxes computed by applying the Federal statutory rate to loss before taxes is reconciled to the actual benefit (provision) for the last three fiscal years as follows:

	2003		2002		2001
	Amount	%	Amount	%	Amount	%
	(Amounts in thousands)
Loss before benefit for income taxes:
U.S. Federal	$(36,971)	107.9%	$(105,102)	99.9%	$(320,361)	100.4%
Foreign	2,703	(7.9)	(110)	.1	1,130	(.4)

	$(34,268)	100.0%	$(105,212)	100.0%	$(319,231)	100.0%

Computed statutory tax	$11,994	35.0%	$36,824	35.0%	$111,731	35.0%
Valuation allowance	(28,400)	(82.9)	—	—	—	—
State income taxes, net	(140)	(.4)	477.5		2,621.8
Impairment of goodwill	—	—	—	—	(54,048)	(16.9)
Other items, net	392	1.2	(193)	(.2)	(2,729)	(.9)

	$(16,154)	(47.1)%	$37,108	35.3%	$57,575	18.0%

        The components of the Company's deferred tax assets at April 27, 2003, and April 28, 2002, were as follows:

	2003	2002
	(Amounts in thousands)
Tax loss carryforward	$27,512	$—
Insurance reserves	13,613	11,676
Deferred compensation and benefits	26,752	24,200
Product warranty reserves	19,368	23,324
Dealer volume rebates	1,988	184
Depreciation	6,182	2,795
Restructuring accruals	7,012	4,740
Other financial accruals	15,736	33,964

	118,163	100,883
Valuation allowance	(28,400)	—

	$89,763	$100,883

        At April 27, 2003, the Company had a Federal net operating loss carryforward of approximately $73.4 million. The Federal net operating loss carryforward begins to expire in 2023. In addition, the Company has related state net operating loss carryforwards with varying expiration dates.

(11) Retail Flooring Liability

        Retail flooring liability represents amounts borrowed by Company-owned retail sales centers to finance inventory purchases of manufactured homes. All but a minor portion of the amount outstanding at April 27, 2003, was financed under an agreement with a national floorplan lender that provides for a security interest in the units financed and repayment at the time the units are sold. Substantially all amounts outstanding currently bear interest at 6.75 percent.

(12) Other Current Liabilities

        Other current liabilities consist of the following:

	April 27, 2003	April 28, 2002
	(Amounts in thousands)
Dealer volume rebates	$10,517	$11,382
Accrued selling programs	16,827	17,931
Accrued litigation settlements	7,362	8,904
Retail customer deposits	8,807	8,061
Other	37,118	35,569

	$80,631	$81,847

(13) Fair Value of Financial Instruments

        The Company has estimated the fair value of its financial instruments in compliance with Statement of Financial Accounting Standards No. 107, "Disclosure About Fair Value of Financial Instruments." The estimates were made as of April 27, 2003, and April 28, 2002, based on relevant market information.

Financial instruments include those set out below and investments which are discussed in Note 3. The estimated fair values of all financial instruments approximate book values except for the convertible trust preferred securities which were valued based upon the average of bid and ask prices of trades executed in the over-the-counter market in close proximity to the fiscal year end. The book and estimated fair values were as follows (amounts in thousands):

	April 27, 2003		April 28, 2002
	Book Value	Estimated Fair Value	Book Value	Estimated Fair Value
Cash	$31,515	$31,515	$26,083	$26,083
Cash value of Company-owned life insurance	55,004	55,004	61,296	61,296
Retail flooring liability	15,357	15,357	24,241	24,241
Other short-term borrowings	16,054	16,054	10,412	10,412
Long-term debt	2,357	2,357	8,741	8,741
Convertible preferred securities	374,377	218,156	373,145	270,133

(14) Commitments and Contingencies

        Producers of recreational vehicles and manufactured housing customarily enter into repurchase agreements with lending institutions that provide wholesale floorplan financing to independent dealers. These agreements generally provide that, in the event of a default by a dealer in its obligation to these credit sources, we will repurchase product. With most repurchase agreements our obligation ceases when the amount for which we are contingently liable to the lending institution has been outstanding for more than 12, 18 or 24 months, depending on the terms of the agreement. The contingent liability under these agreements approximates the outstanding principal balance owed by the dealer for units subject to the repurchase agreement, less any scheduled principal payments waived by the lender. Although the maximum potential contingent repurchase liability approximated $157 million for inventory at manufactured housing dealers and $544 million for inventory at RV dealers as of April 27, 2003, the risk of loss is reduced by the potential resale value of any products that are subject to repurchase, and is spread over numerous dealers and financial institutions. The gross repurchase obligation will vary depending on the season and the level of dealer inventories. Typically, the repurchase obligation for the third fiscal quarter will be greater than other periods due to high dealer inventories. The RV repurchase obligation is significantly more than the manufactured housing obligation due to a higher average cost per motor home and more units in dealer inventories. Past losses under these agreements have not been significant and lender repurchase demands have been funded out of working capital.

        In the past three fiscal years we have had the following repurchase activity:

	Fiscal Years
	2003	2002	2001
	(Amounts in millions)
Units	182	417	641
Repurchase amount	$4.4	$10.5	$15.0
Loss recognized	$—	$2.1	$3.3

        The Company previously reported that Fleetwood is a defendant in a class action lawsuit in the case of McManus v. Fleetwood Enterprises, Inc.,which was filed on April 9, 1999, and is pending in the U. S. District Court for the Western District of Texas, San Antonio Division. The complaint attempts to establish a class of purchasers of our Class A motor homes for the model years 1994-1999 and makes claims with respect to the alleged breach of express and implied warranties, negligent misrepresentation, fraudulent concealment, and violation of various state statutes in connection with the ability of such motor homes to tow an automobile or other vehicle or cargo. On September 24, 2001, the Court certified a subclass of Texas residents who purchased a subject motor home from a Texas dealer and who still own the motor home. The Company appealed this certification to the Fifth Circuit Court of Appeals on October 4, 2001, and on February 14, 2003, the Fifth Circuit ruled that the trial court had erred in certifying a State sub-class based upon fraud and/or misrepresentation, but confirmed a class based upon the implied warranty of merchantability. On May 1, 2003, the Company reached a preliminary settlement agreement with representatives of the class, which received preliminary approval from the Court on June 25, 2003. A hearing for final approval has been scheduled for September 30, 2003. Pursuant to the preliminary settlement agreement, the Company would pay attorneys' fees in the amount of $2.85 million in settlement of the case plus $250 to each member of the class who still owns their vehicle and who can demonstrate that they have purchased a supplemental braking system or intend to purchase a supplemental braking system.

        The Company also previously reported that on July 29, 2002, a purported class action lawsuit entitled Fairley v. Fleetwood Enterprises, Inc.,was filed in Los Angeles, California, Superior Court, Central District, alleging fraud and misrepresentation in the marketing of Fleetwood motor homes from model years 1994 through 2000. The complaint contends that Fleetwood misrepresented the towing capacities of its motor homes without informing consumers of the need for auxiliary brakes on the towed vehicle, and seeks a variety of damages and injunctive relief. This matter is virtually the same as the McManus lawsuit referenced above, and the preliminary settlement in the McManus case will also settle the Fairley case.

        On January 29, 2002, a purported class action was filed by 16 individual plaintiffs against us and 13 of our subsidiaries, along with 253 other companies in the manufactured housing industry. The matter, designated Matte v. Sunshine Homes, Inc., was filed in the 27th Judicial District Court, St. Landry Parish, Lafayette, Louisiana, and purports to be a class action consisting of all individuals in the United States who purchased a manufactured home built to the federal Department of Housing and Urban Development (HUD) construction and safety standards. HUD regulates all manufactured housing in the United States. The complaint alleges breach of warranty claims and various personal injuries and property damages resulting from water infiltration, mold and mildew. On February 28, 2002, the matter was removed to the United States Federal District Court, Western District of Louisiana, Lafayette-Opelousas Division. Currently, several motions are pending before the Court. The Company denies the material allegations in the complaint and plans to assert a vigorous defense to that end. It is not possible at this time to properly assess the risk of an adverse verdict or the magnitude of possible exposure.

        On May 29, 2003, the Company filed a complaint in state court in Kansas, in the 18th Judicial District, District Court, Sedgewick County, Civil Department, against The Coleman Company, Inc. in connection with a dispute over the use of the "Coleman" brand name. Fleetwood's Folding Trailer Division has licensed the name since 1989, when the Company bought Coleman Recreation Vehicles, Inc. Coleman recently notified the Company that it now has a different interpretation of the manner in which royalties were intended to be calculated under the license agreement. The Company had entered into discussions with Coleman to address these concerns in good faith, but on May 12, 2003, Coleman notified the Company that it had terminated the agreement and ordered us to cease using the name. The lawsuit seeks declaratory and injunctive relief. On June 6, 2003, Coleman filed an answer and counterclaimed against the Company alleging various counts, including breach of contract and trademark infringement. A hearing on the matters was held on June 17, 18 and 19. On July 11, 2003, the Court issued an order stating that the rights and obligations of the parties should be resolved at a trial and not by injunctive relief. We intend to aggressively pursue this litigation and provide a vigorous defense to Coleman's counterclaim. It is not possible at this time to properly assess the risk of an adverse verdict or the magnitude of the possible exposure.

        The Company is also subject to other litigation from time to time in the ordinary course of business. Fleetwood's liability under some of this litigation is covered in whole or in part by insurance. Although the amount of any liability with respect to such claims and litigation over and above the Company's insurance coverage cannot currently be determined, in the opinion of management such liability is not expected to have a material adverse effect on our financial condition or results of operations.

        Under the senior credit agreement, Fleetwood Enterprises, Inc. is a guarantor of the borrowings of Fleetwood Holdings, Inc. (FHI) and Fleetwood Retail Corp. (FRC). FHI includes most of the wholly owned manufacturing subsidiaries and FRC includes all the retail housing subsidiaries. Only the FRC parent company, however, and seven of the retail subsidiaries are borrowers under the loan and covered under the guarantee. In addition, Fleetwood Enterprises, Inc. guarantees FRC's floorplan obligation to Textron pursuant to FRC's wholesale financing agreement with Textron.

        In March 2000, Fleetwood entered into a sale and leaseback agreement involving 22 manufactured housing retail stores. The agreement includes a contingent rental reset provision which provides that, in the event that the Company's credit rating falls below a certain level anytime prior to March 2005, the Company could be required, at the option of the lessor, to make an accelerated rent payment equal to the unamortized principal of the lessor's underlying debt. Since entering into the agreement, the Company's credit rating has fallen below the specified level, raising the possibility that the provision could be exercised in March 2005. The accelerated payment would be approximately $20 million.

        Subsequent to the end of fiscal year 2003, Fleetwood Enterprises, Inc. entered into three limited guarantees aggregating $1,575,000, to certain obligations of certain retailers to floorplan lenders.

(15) Leases

        Most of the Company's retail sales locations and certain of its other facilities and equipment are leased under terms that range from monthly to 15 years. Management expects that in the normal course of business, leases will be renewed or replaced by other leases to support continuing operations.

        The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of April 27, 2003 (amounts in thousands):

Fiscal Year	Minimum Rental Payments
2004	$10,304
2005	8,852
2006	4,809
2007	3,863
2008	2,672
Later years	3,957

Total minimum lease payments*	$34,457

*
Minimum payments have not been reduced by minimum sublease rentals of $3.9 million due in the future.

        Rental expense for the last three fiscal years was as follows:

	2003	2002	2001
	(Amounts in thousands)
Rental expense	$12,518	$16,952	$13,684
Less: Sublease rentals	(780)	(943)	—

	$11,738	$16,009	$13,684

(16) Results by Quarter (Unaudited)

        The unaudited results by quarter for fiscal years 2003 and 2002 are shown below (amounts in thousands, except per share data):

Fiscal Year Ended April 2003:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Number of weeks in the quarter	13	13	13	13
Revenues	$611,275	$641,146	$493,215	$572,657
Gross profit	122,019	128,255	81,906	93,477
Operating income (loss)(1)	9,181	15,107	(23,123)	(33,373)
Income (loss) before income taxes and minority interest	6,900	15,525	(21,803)	(34,890)
Net income (loss) used for basic and diluted earnings (loss) per common share(1)	$(1,520)	$4,601	$(18,405)	$(55,415)

Earnings (loss) per common share(2):
Basic	$(.04)	$.13	$(.51)	$(1.54)

Diluted	$(.04)	$.13	$(.51)	$(1.54)

Weighted average common shares:
Basic	35,694	35,911	35,935	35,935
Diluted	35,694	36,005	35,935	35,935

Fiscal Year Ended April 2002:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Number of weeks in the quarter	13	13	13	13
Revenues	$564,132	$590,756	$522,381	$603,178
Gross profit	110,292	121,942	105,934	99,921
Operating loss(3)	(9,613)	(12,327)	(19,010)	(49,593)
Loss before income taxes, minority interest and cumulative effect of accounting change	(14,164)	(15,200)	(23,203)	(52,645)
Net earnings (loss) used for earnings (loss) per share before cumulative effect of accounting change:
Basic	(11,127)	(12,349)	12,108	(40,522)
Diluted	(11,127)	(12,349)	14,762	(40,522)
Cumulative effect of accounting change, net of income taxes	(80,635)	—	—	—

Net earnings (loss) used for earnings (loss) per common share:
Basic	$(91,762)	$(12,349)	$12,108	$(40,522)

Diluted	$(91,762)	$(12,349)	$14,762	$(40,522)

Earnings (loss) per common share before cumulative effect of accounting change:
Basic	$(.34)	$(.38)	$.35	$(1.15)
Diluted	(.34)	(.38)	.31	(1.15)
Cumulative effect of accounting change, net of income taxes	(2.46)	—	—	—

Net earnings (loss) per share(2):
Basic	$(2.80)	$(.38)	$.35	$(1.15)

Diluted	$(2.80)	$(.38)	$.31	$(1.15)

Weighted average common shares:
Basic	32,756	32,832	34,969	35,209
Diluted	32,756	32,832	48,179	35,209
(1)
The operating results in the fourth quarter of fiscal year 2003 were negatively impacted as a result of the $9.8 million reversal of an incorrect adjusting entry at FRC and an accrual of $6.8 million for the potential settlement of two lawsuits. In addition, the net loss for the quarter includes a charge of $28.4 million for a valuation allowance against our net deferred tax assets.

(2)
Net earnings (loss) per share is computed independently for each of the quarters presented and the summation of quarterly amounts may not equal the total net earnings (loss) per share reported for the year.

(3)
Fiscal year 2002 fourth quarter includes $18.4 million of incremental reserves for retail store closures and inventory write-downs at FRC, $12.2 million increase to warranty reserves and asset impairment charges related primarily to closed plants and $3.2 million to write-down Housing service inventory.

(17) Earnings Per Share

        Basic earnings per share are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding. The effect of stock options and preferred securities was anti-dilutive in fiscal 2003, 2002 and 2001, and was, therefore, not added back to determine diluted earnings (loss). However, during fiscal 2002, the Company exchanged new 9.5% convertible trust preferred securities with a liquidation value of $37.95 million for existing 6% convertible trust preferred securities with a liquidation value of $86.25 million. In accordance with generally accepted accounting principles, the $29.4 million after-tax difference between the liquidation value of the two securities was not included in the net loss as shown on the statement of operations. However, the gain did increase shareholders' equity and was therefore treated as additional income attributable to common shareholders for purposes of computing basic and diluted earnings per share. The table below shows the calculation components of both basic and diluted earnings per share (amounts in thousands):

	April 27, 2003		April 28, 2002		April 29, 2001
	Income (Loss)	Weighted Average Shares	Income (Loss)	Weighted Average Shares	Income (Loss)	Weighted Average Shares
Loss before cumulative effect of accounting change	$(70,739)	35,869	$(81,293)	33,942	$(272,814)	32,755
After-tax difference on exchange of convertible trust preferred securities	—	—	29,403	—	—	—

Basic and diluted loss before cumulative effect of accounting change	(70,739)	35,869	(51,890)	33,942	(272,814)	32,755
Cumulative effect of accounting change	—	—	(80,635)	—	(11,176)	—

Basic and diluted loss	$(70,739)	35,869	$(132,525)	33,942	$(283,990)	32,755

Anti-dilutive options and warrants available		6,645		4,316		3,567

Anti-dilutive convertible trust preferred securities		21,631		21,631		5,901

(18) Accumulated Other Comprehensive Loss

        The following reflects the balances and activity, net of income taxes, for the components of accumulated other comprehensive loss for the periods:

	Foreign Currency Items	Unrealized Gains (Losses) on Securities	Accumulated Other Comprehensive Loss
	(Amounts in thousands)
Balance April 29, 2001	$(3,250)	$108	$(3,142)

Foreign currency translation adjustment	(983)	—	(983)
Unrealized holding gains	—	75	75
Reclassification adjustment for gains included in net income, net of income taxes of $82	—	(143)	(143)

Net	(983)	(68)	(1,051)

Balance April 28, 2002	(4,233)	40	(4,193)

Foreign currency translation adjustment	2,164	—	2,164
Unrealized holding gains (losses)	—	(1)	(1)
Reclassification adjustment for gains included in net income, net of income taxes of $20	—	(36)	(36)

Net	2,164	(37)	2,127

Balance April 27, 2003	$(2,069)	$3	$(2,066)

(19) Stock-Based Incentive Compensation Plans

        Under the Company's Amended and Restated 1992 Stock-Based Incentive Compensation Plan, as amended, stock options may be granted to officers and other key employees of the Company for the purchase of up to 9,900,000 shares of the Company's common stock. Expiration dates for the options may not exceed 10 years from the date of grant. Under a separate plan for non-employee directors, up to 400,000 shares have been authorized for distribution of options. Automatic grants are made annually under this plan.

The following is a summary of the stock option activity for employees and non-employee directors for the last three fiscal years.

	2003		2002		2001
	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price
Outstanding at beginning of year	4,166,408	$18.82	3,566,633	$21.55	3,087,136	$26.06
Granted	2,610,598	4.21	1,047,300	10.76	933,500	9.15
Exercised	(20,200)	9.13	(30,000)	9.01	—	—
Forfeited	(261,854)	16.80	(417,525)	22.34	(454,003)	26.19

Outstanding at end of year	6,494,952	$13.06	4,166,408	$18.82	3,566,633	$21.55

Exercisable at end of year	3,401,866	$20.21	2,945,029	$22.16	2,380,167	$25.74

Weighted average fair value of options granted		$2.82		$6.24		$5.08

        The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in fiscal years 2003, 2002 and 2001, respectively: risk-free interest rates of 4.0 percent, 5.0 percent and 5.0 percent; expected dividend yields of 0.0 percent, 0.0 percent and 1.3 percent; expected lives of four years, six years and six years; and expected volatility of 92 percent, 60 percent and 62 percent.

        The following table summarizes information about stock options outstanding and exercisable as of the current fiscal year end:

Range of Exercise Price	Number Outstanding as of 4/27/03	Wtd. Avg. Remaining Contractual Life	Wtd. Avg. Exercise Price	Number Exercisable as of 4/27/03	Wtd. Avg. Exercise Price of Exercisable Options
$2.57–$3.17	1,845,298	9.76	$3.06	—	$—
$6.94–$9.01	1,422,800	8.21	$7.96	494,000	$8.90
$9.30–$12.62	956,300	7.85	$10.70	637,312	$10.59
$13.90–$20.13	821,860	3.57	$16.76	821,860	$16.76
$20.63–$28.63	1,061,365	4.27	$27.67	$1,061,365	$27.67
$28.79–$39.63	387,329	4.91	$37.34	387,329	$37.34

(20) Stockholder Rights Plan

        On September 15, 1998, the Company's Board of Directors adopted a new stockholder rights agreement to replace the previous plan that expired on November 9, 1998, granting certain new rights to holders of the Company's common stock. Under the new plan, which was effective November 10, 1998, one right was granted for each share of common stock held as of November 9, 1998, and one right will be granted for each share subsequently issued. Each right entitles the holder, in an unfriendly takeover situation and after paying the exercise price (currently $160), to purchase Fleetwood common stock having a market value equal to two times the exercise price. Also, if the Company is merged into another corporation, or if 50 percent or more of the Company's assets are sold, then rightholders are entitled, upon payment of the exercise price, to buy common shares of the acquiring corporation at a 50 percent discount from their then current market value. In either situation, these rights are not available to the acquiring party. However, these exercise features will not be activated if the acquiring party makes an offer to acquire all of the Company's outstanding shares at a price that is judged by the Board of Directors to be fair to all Fleetwood shareholders. The rights may be redeemed by the Company under certain circumstances at the rate of $.02 per right. The shareholder rights plan dated September 15, 1998, was amended effective April 30, 2001 and again effective December 31, 2002. The rights will expire on November 9, 2008.

(21) Industry Segment Information

        The Company conducts manufacturing operations principally in two industries, manufactured housing and recreational vehicles, as well as retail operations in the manufactured housing business. On a smaller scale, the Company operates supply companies that provide fiberglass parts, lumber and other wood components to its primary businesses while also generating outside sales. Manufacturing operations are conducted in the United States and to a much lesser extent in Canada. Retail operations are conducted exclusively in the U.S. The retail segment includes the operations of HCC, the Company's housing retail and finance subsidiary. The operations of the Company's wholly owned insurance and real estate subsidiaries have been included in the "Corporate and Other" category because the impact on consolidated operating income is not material. Operating profit is total revenue less cost of sales and operating expenses. Manufactured housing segment sales to the retail segment and related manufacturing profits are included in the manufactured housing segment. Retail segment results include retail profits from the sale of homes to consumers but do not include any manufactured housing segment profits associated with the homes sold. The adjustments and eliminations include intercompany revenues of manufactured housing and the wholly owned insurance subsidiary along with the change in intercompany profit related to units sold by manufacturing that remain in the ending inventory at retail. None of the following items have been included in the computation of operating profit for the individual operating segments: corporate expenses, non-operating income and expenses and income taxes. Goodwill for the acquisition of Fleetwood Folding Trailers, Inc. and the acquisition of retail stores was included in total assets of the Recreational Vehicle and housing retail segments, respectively. However, the amortization, prior to adopting SFAS No. 142, was reflected in the Corporate and Other segment operating profit (loss), as well as the $165.9 million impairment recorded in fiscal year 2001. Identifiable assets are those assets used in the operation of each industry segment. Corporate assets primarily consist of cash, investments, deferred tax benefits, cash value of Company- owned life insurance, other assets and idle facilities.

Information with respect to industry segments as of April 27, 2003, April 28, 2002, and April 29, 2001, and for each of the years then ended is set forth as follows:

	Manufactured Housing	Recreational Vehicles	Supply Operations	Retail	Corporate and Other	Adjustments and Eliminations	Total
	(Amounts in thousands)
2003
Operating revenues	$667,087	$1,482,595	$37,178	$247,336	$5,218	$(121,121)	$2,318,293

Operating profit (loss) before other charges	$(10,501)	$32,542	$2,103	$(50,320)	$(7,631)	$5,601	$(28,206)
Other charges	2,588	—	—	1,414	—	—	4,002

Operating profit (loss)	$(13,089)	$32,542	$2,103	$(51,734)	$(7,631)	$5,601	$(32,208)

Identifiable assets	$203,456	$352,009	$37,868	$219,709	$111,524	$—	$924,566
Depreciation	8,456	7,510	1,652	5,664	3,223	—	26,505
Amortization	—	—	—	—	4,793	—	4,793
Capital expenditures	2,656	7,602	1,104	782	7,713	—	19,857
2002
Operating revenues	$842,536	$1,212,904	$34,032	$328,162	$3,417	$(140,604)	$2,280,447

Operating profit (loss) before other charges	$23,878	$(34,819)	$8,895	$(56,339)	$(22,746)	$10,493	$(70,638)
Other charges	7,035	2,670	—	8,900	1,300	—	19,905

Operating profit (loss)	$16,843	$(37,489)	$8,895	$(65,239)	$(24,046)	$10,493	$(90,543)

Identifiable assets	$210,410	$329,407	$32,993	$225,154	$186,976	$—	$984,940
Depreciation	9,710	7,402	1,793	7,401	3,455	—	29,761
Amortization	—	—	—	—	3,812	—	3,812
Capital expenditures	3,633	6,518	425	2,685	7,212	—	20,473
2001
Operating revenues	$981,366	$1,206,790	$32,992	$552,904	$2,421	$(245,010)	$2,531,463

Operating profit (loss) before goodwill impairment and other charges	$39,752	$(66,667)	$6,114	$(60,870)	$(28,615)	$3,363	$(106,923)
Goodwill impairment	—	—	—	—	165,850	—	165,850
Other charges	12,219	6,399	—	16,235	—	—	34,853

Operating profit (loss)	$27,533	$(73,066)	$6,114	$(77,105)	$(194,465)	$3,363	$(307,626)

Identifiable assets	$217,710	$272,864	$31,239	$337,301	$267,747	$—	$1,126,861
Depreciation	10,545	7,676	1,882	7,398	2,429	—	29,930
Amortization	—	—	—	—	6,616	—	6,616
Capital expenditures	4,579	10,839	1,363	16,034	4,106	—	36,921

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

        The components of the net periodic postretirement benefit cost are as follows (amounts in thousands):

	2003	2002	2001
Service cost—benefits earned during the year	$270	$588	$670
Interest cost on projected benefit obligation	596	463	1,096
Recognized net actuarial gain or loss	637	597	943
Amortization of unrecognized prior service cost	(917)	(753)	(642)

Net periodic postretirement benefit cost	$586	$895	$2,067

        The changes in the benefit obligation and plan assets and the funded status of the postretirement benefit plan are as follows (amounts in thousands):

	April 27, 2003	April 28, 2002
Change in projected postretirement benefit obligation:
Projected benefit obligation at beginning of year	$7,832	$7,148
Service cost	270	588
Interest cost	596	463
Actuarial loss	3,486	223
Net benefits paid	(502)	(590)
Plan amendments	(451)	—

Projected benefit obligation at end of year	$11,231	$7,832

Funded status	$11,231	$7,832
Unrecognized net actuarial loss	(8,283)	(5,544)
Unrecognized prior service cost	1,906	2,481

Accrued postretirement benefits	$4,854	$4,769

        The discount rate was 6.00 percent and 6.75 percent in fiscal years 2003 and 2002, respectively. The health care cost trend rate begins at 10.00 percent and grades down over seven years to an ultimate level of 5.00 percent per year. A 1.00 percent increase in the assumed health care cost trend rate would increase the total service cost and interest cost by $88,000 and the accumulated postretirement benefit obligation (APBO) by $1,021,000. A 1.00 percent decrease in the assumed health care cost trend rate would decrease the total service cost and interest cost by $78,000 and the APBO by $913,000.

Schedule II—Valuation and Qualifying Accounts

	Balance at beginning of period	Additions charged to costs and expenses	Payment or utilization	Balance at end of period
Fiscal year ended April 27, 2003:
Restructuring reserves:
Severance costs	$604	$2,590	$(2,590)	$604
Future lease obligations	4,200	170	(2,795)	1,575

	$4,804	$2,760	$(5,385)	$2,179
Product warranty reserves	$68,046	$72,169	$(78,078)	$62,137
Insurance reserves	25,080	34,350	(29,086)	30,344
Fiscal year ended April 28, 2002:
Restructuring reserves:
Severance costs	$904	$1,000	$(1,300)	$604
Future lease obligations	—	4,200	—	4,200
Miscellaneous shut-down costs	1,276	2,200	(3,476)	—

	$2,180	$7,400	$(4,776)	$4,804
Product warranty reserves	$59,818	$106,206	$(97,978)	$68,046
Insurance reserves	28,523	22,141	(25,584)	25,080
Fiscal year ended April 29, 2001:
Restructuring reserves:
Severance costs	$—	$5,117	$(4,213)	$904
Retail commissions	—	2,275	(2,275)	—
Miscellaneous shut-down costs	—	4,786	(3,510)	1,276

	$—	$12,178	$(9,998)	$2,180
Product warranty reserves	$63,492	$101,064	$(104,738)	$59,818
Insurance reserves	26,241	28,477	(26,195)	28,523

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        We terminated our engagement of Arthur Andersen as independent auditors on April 2, 2002. The decision to terminate the engagement of Arthur Andersen was recommended by our Audit Committee and approved by the Board of Directors. Arthur Andersen's report on our financial statements for each of the years ended April 30, 2000, and April 29, 2001, did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. During the years ended April 30, 2000, and April 29, 2001, and the interim period between April 30, 2001, and April 2, 2002, there were no disagreements between us and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Arthur Andersen, would have caused it to make reference to the subject matter of the disagreements in connection with its report.

        During the years ended April 30, 2000, and April 29, 2001, and the interim period between April 30, 2001, and April 2, 2002, there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K promulgated by the Securities and Exchange Commission). During the years ended April 30, 2000, and April 29, 2001, and the interim period between April 30, 2001, and April 2, 2002, we did not consult with Ernst & Young LLP regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, (ii) the type of audit opinion that might be rendered on our financial statements or (iii) any matter that was either the subject of a disagreement (as described above) or a reportable event.

        We provided Arthur Andersen with a copy of the above disclosures and requested that it furnish us with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the above statements. That letter was attached to a Form 8-K we filed on April 5, 2002, to disclose our change in auditors.

        After reasonable efforts, we have been unable to obtain Arthur Andersen's consent to the incorporation by reference of their report for our fiscal years ended April 30, 2000, and April 29, 2001, into our previously filed registration statements under the Securities Act of 1933, and we have not filed that consent with this Annual Report on Form 10-K in reliance upon Rule 437a under the Securities Act.

PART III

Item 10. Directors and Executive Officers of the Registrant

        Except for information concerning the Company's executive officers which is included under the caption "Executive Officers of the Company" following Part I, Item 4 of this report, the information required by Item 10 is incorporated herein by reference from the Company's definitive Proxy Statement for the Company's 2003 annual shareholders' meeting to be filed with the Securities and Exchange Commission no later than 120 days after April 27, 2003.

Item 11. Executive Compensation

        The information required by Item 11 is incorporated herein by reference from the Company's definitive Proxy Statement for the Company's 2003 annual shareholders' meeting to be filed with the Securities and Exchange Commission no later than 120 days after April 27, 2003.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        The information required by Item 12 is incorporated herein by reference from the Company's definitive Proxy Statement for the Company's 2003 annual shareholders' meeting to be filed with the Securities and Exchange Commission no later than 120 days after April 27, 2003. However, the equity compensation plan information required by Item 201(d) of Regulation S-K is provided at Item 5, above.

Item 13. Certain Relationships and Related Transactions

        The information required by Item 13 is incorporated herein by reference from the Company's definitive Proxy Statement for the Company's 2003 annual shareholders' meeting to be filed with the Securities and Exchange Commission no later than 120 days after April 27, 2003.

Item 14. Controls and Procedures

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

        In fiscal year 2003, the Company reversed adjusting entries that we identified as having been incorrectly recorded by Fleetwood Retail Corp. The charges had been recorded in connection with the integration of the accounting systems of several previously acquired entities. The Company has taken appropriate corrective measures, including enhanced oversight of any future accounting entries of this nature.

        In addition, we reviewed our internal controls, and determined that there have been no significant changes to our internal controls or to other factors that could significantly affect those controls subsequent to the date of their last evaluation.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	Financial Statements
	(1)	Financial Statements included in Part II of this report:
Independent Auditors' Report
Report of Independent Public Accountants
Consolidated Statements of Operations for each of the three years in the period ended April 27, 2003
Consolidated Balance Sheets at April 27, 2003, and April 28, 2002
Consolidated Statements of Cash Flows for each of the three years in the period ended April 27, 2003
Consolidated Statements of Changes in Shareholders' Equity for each of the three years in the period ended April 27, 2003
Notes to Consolidated Financial Statements
	(2)	Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts
All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.
(3)	Exhibits and Index to Exhibits*:
	3.1	Restated Certificate of Incorporation.(1)
	3.2	Amendment to Restated Certificate of Incorporation.(2)
	3.3	Restated Bylaws of the Company.(2)
	3.4	Amendment and Restatement of Article VII of Bylaws.(3)
	3.5	Amendment and Restatement of Section 3.02 of Bylaws.
	4.1	Rights Agreement dated as of September 15, 1998, between the Company and the First National Bank of Boston.(4)
	4.2	Amendment to Rights Agreement dated as of April 30, 2001, between Fleet National Bank (f/k/a First National Bank of Boston) and the Company.(5)
	4.3	Amended Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock.(3)
	4.4	Amended and Restated Declaration of Trust of Fleetwood Capital Trust dated as of February 10, 1998, by and among Fleetwood Enterprises, Inc. and individual trustees of the Trust.(6)
	4.5	Form of Amended and Restated Declaration of Trust of Fleetwood Capital Trust II, by and among Fleetwood Enterprises, Inc. and the individual trustees of such Trust.(7)
	4.6	Form of Amended and Restated Declaration of Trust of Fleetwood Capital Trust III, by and among Fleetwood Enterprises, Inc. and the individual trustees of such Trust.(7)
	4.7	Indenture dated as of February 10, 1998, by and between Fleetwood Enterprises, Inc. and The Bank of New York, as Trustee, used in connection with Fleetwood Enterprises Inc.'s 6% Convertible Subordinated Debentures due 2028.(6)
	4.8	Form of Indenture by and between Fleetwood Enterprises, Inc. and The Bank of New York, as Trustee, used in connection with Fleetwood Enterprises Inc.'s 9.5% Convertible Trust II Subordinated Debentures due February 15, 2013.(8)
	4.9	Form of Indenture by and between Fleetwood Enterprises, Inc. and The Bank of New York, as Trustee, used in connection with Fleetwood Enterprises, Inc.'s 9.5% Convertible Trust III Subordinated Debentures due February 15, 2013.(8)
	4.10	Preferred Securities Guarantee Agreement dated as of February 10, 1998, by and between Fleetwood Enterprises, Inc. and The Bank of New York, as preferred guarantee trustee.(6)
	4.11	Form of Preferred Securities Guarantee Agreement, by and between Fleetwood Enterprises Inc. and The Bank of New York, as preferred guarantee trustee.(7)
	4.12	Form of Cash Offer Preferred Securities Guarantee Agreement, by and between Fleetwood Enterprises, Inc. and The Bank of New York, as preferred guarantee trustee.(7)
	4.13	Form of Common Securities Guarantee Agreement, by Fleetwood Enterprises, Inc. in favor of the holders of the common securities of Fleetwood Capital Trust II.(7)
	4.14	Form of Cash Offer Common Securities Guarantee Agreement, by Fleetwood Enterprises, Inc. in favor of the holders of the common securities of Fleetwood Capital Trust III.(7)
	4.15	Amendment No. 2 to Rights Agreement, dated as of December 31, 2002, by and between the Registrant and EquiServe Trust Company, N.A.(9)
	10.1	Form of employment agreement between the Company and senior executive officers.(3)*

10.2	Form of employment agreement re: change in control between the Company and senior officers.(3)*
10.3	Amended and Restated Deferred Compensation Plan.(10)*
10.4	Amended and Restated Supplemental Benefit Plan.(10)*
10.5	Amended and Restated Long-Term Incentive Compensation Plan.(10)*
10.6	Amended and Restated Benefit Restoration Plan.(10)*
10.7	Amended and Restated 1992 Stock-Based Incentive Compensation Plan.*
10.8	Amended and Restated 1992 Non-Employee Director Stock Option Plan.(11)*
10.9	Senior Executive Incentive Compensation Plan.(12)*
10.10	Operating Agreement between Fleetwood Enterprises, Inc. and Fleetwood Credit Corp.(10)
10.11	Form of Indemnification Agreement.(3)*
10.12	Operating Agreement dated as of February 7, 2001, between the Company and Associated Dealers, Inc. (ADI).(3)
10.13	Credit Agreement dated as of July 27, 2001, among the Company, Fleetwood Holdings, Inc. and its subsidiaries, Fleetwood Retail Corp. and its subsidiaries, the banks and other financial institutions signatory thereto, and Bank of America, N.A., as administrative agent and collateral agent.(3)
10.14	First Amendment to Credit Agreement and Consent of Guarantors, dated as of December 4, 2001, among the Company, Fleetwood Holdings, Inc. and its subsidiaries, Fleetwood Retail Corp. and its subsidiaries, the banks and other financial institutions signatory thereto, and Bank of America, N.A., as administrative agent and collateral agent.(13)
10.15	Second Amendment to Credit Agreement and Security Agreement and Consent of Guarantors, dated as of December 4, 2001, among the Company, Fleetwood Holdings, Inc. and its subsidiaries, Fleetwood Retail Corp. and its subsidiaries, the banks and other financial institutions signatory thereto, and Bank of America, N.A., as administrative agent and collateral agent.(13)
10.16	Form of Third Amendment to Credit Agreement and Security Agreement and Consent of Guarantors, dated as of December 7, 2001, among the Company, Fleetwood Holdings, Inc. and its subsidiaries, Fleetwood Retail Corp. and its subsidiaries, the banks and other financial institutions signatory thereto, and Bank of America, N.A., as administrative agent and collateral agent.(14)
10.17	Fourth Amendment to Credit Agreement and Security Agreement and Consent of Guarantors, dated as of July 12, 2002, among the Company, Fleetwood Holdings, Inc. and its subsidiaries, Fleetwood Retail Corp. and its subsidiaries, the banks and other financial institutions signatory thereto, and Bank of America, N.A., as administrative agent and collateral agent.(14)
10.18	Form of Employment Agreement between the Company and certain senior executive officers, adopted July 2002.(15)*
10.19	Warrant dated August 30, 2001, to Bain & Company, Inc.(16)
10.20	Employment agreement between the Company and Edward B. Caudill as of August 12, 2002.(17)*
10.21	Letter agreement between the Company and Edward B. Caudill dated July 19, 2002.(17)*
10.22	2002 Long-Term Performance Plan.(11)*
10.23	Edward B. Caudill Restricted Stock Plan and Agreement.(11)*
10.24	Edward B. Caudill Stock Option Plan and Agreement.(11)*

	10.25	Fifth Amendment to Credit Agreement and Consent of Guarantors, dated as of January 24, 2003, among the Company, Fleetwood Holdings, Inc. and its subsidiaries, Fleetwood Retail Corp. and its subsidiaries, the banks and other financial institutions signatory thereto, and Bank of America, N.A., as administrative agent and collateral agent.(18)
	10.26	Sixth Amendment to Credit Agreement and Consent of Guarantors, dated as of March 25, 2003, among Fleetwood Enterprises, Inc., Fleetwood Holdings, Inc. and its subsidiaries, Fleetwood Retail Corp. and its subsidiaries, the banks and other financial institutions signatory thereto, and Bank of America, N.A., as administrative agent and collateral agent.(19)
	10.27	Wholesale Security Agreement dated August 21, 2002, among Textron Financial Corp. and several of the Company's indirect wholly owned retail housing subsidiaries.(19)
	10.28	Amendment dated as of March 25, 2003 to Wholesale Security Agreement dated August 21, 2002 among Textron Financial Corp. and several of the Company's indirect wholly owned retail housing subsidiaries.(19)
	10.29	Form of Seventh Amendment to Credit Agreement and Consent of Guarantors, dated as of July 21, 2003, among Fleetwood Enterprises, Inc., Fleetwood Holdings, Inc. and its subsidiaries, Fleetwood Retail Corp. and its subsidiaries, the banks and other financial institutions signatory thereto, and Bank of America, N.A., as administrative agent and collateral agent.
	10.30	Form of Amendment dated as of July 21, 2003 to Wholesale Security Agreement dated August 21, 2002 among Textron Financial Corp. and several of the Company's indirect wholly-owned retail housing subsidiaries.
	11	Statement of Computation of Per Share Earnings. All information required by Exhibit 11 is presented in Note 17 of the Company's Consolidated Financial Statements in accordance with the provisions of SFAS No. 128.
	16	Letter regarding change in certifying accountant.(20)
	21	Subsidiaries of the Registrant.
	23.1	Consent of Independent Auditors, Ernst & Young LLP.
	23.2	Note regarding consent of Arthur Andersen LLP.
	99.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)	Reports on Form 8-K
On March 6, 2003 the Company announced earnings results for its third fiscal quarter ending January 26, 2003.
On March 6, 2003, the Company indicated its Chief Executive Officer, Edward B. Caudill, and Chief Financial Officer, Boyd R. Plowman, of Fleetwood Enterprises, Inc. submitted to the SEC a certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
On March 25, 2003 the Company announced it had executed an agreement with its loan syndicate to enter into amendment no. 6 to its credit agreement dated as of July 27, 2001.
On March 25, 2003 the Company also announced corresponding amendments to its Wholesale Security Agreement dated August 21, 2002, among Textron Financial Corp. and several of the Company's indirect wholly owned retail housing subsidiaries.
*
Management contract or compensatory plan or arrangement.

(1)
Incorporated by reference to the Company's 10-K Annual Report, Commission file number 1-7699, for the year ended April 28, 1985.

(2)
Incorporated by reference to the Company's 10-K Annual Report, Commission file number 1-7699, for the year ended April 26, 1987.

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

(7)
Incorporated by reference to the Company's Registration Statement on Form S-4/A filed December 10, 2001.

(8)
Incorporated by reference to the Company's Registration Statement on Form S-4/A filed December 11, 2001.

(9)
Incorporated by reference to the Company's Report on Form 8-K filed on January 10, 2003.

(10)
Incorporated by reference to the Company's 10-K Annual Report, Commission file number 1-7699, for the year ended April 28, 1996.

(11)
Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended October 27, 2002.

(12)
Incorporated by reference to the Company's 10-K Annual Report, Commission file number 1-7699, for the year ended April 24, 1994.

(13)
Incorporated by reference to the Company's Report on Form 8-K filed December 5, 2001.

(14)
Incorporated by reference to the Company's Report on Form 8-K filed July 17, 2002.

(15)
Incorporated by reference to the Company's 10-K Annual Report for the year ended April 28, 2002.

(16)
Incorporated by reference to the Company's Registration Statement on Form S-3 filed November 19, 2001.

(17)
Incorporated by reference to the Company's 10-Q Quarterly Report for the quarter ended July 28, 2002.

(18)
Incorporated by reference to the Company's 10-Q Quarterly Report for the quarter ended January 26, 2003.

(19)
Incorporated by reference to the Company's Report on Form 8-K filed on March 27, 2003.

(20)
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

Date: July 22, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ THOMAS B. PITCHER Thomas B. Pitcher	Chairman of the Board	July 22, 2003
/s/ EDWARD B. CAUDILL Edward B. Caudill	President, Chief Executive Officer and Director (Principal Executive Officer)	July 22, 2003
/s/ BOYD R. PLOWMAN Boyd R. Plowman	Executive Vice President, Chief Financial Officer and Assistant Secretary (Principal Financial Officer)	July 22, 2003
/s/ JAMES F. SMITH James F. Smith	Vice President-Controller and Chief Accounting Officer (Principal Accounting Officer)	July 22, 2003
/s/ PAUL D. BORGHESANI Paul D. Borghesani	Director	July 22, 2003
/s/ LOREN K. CARROLL Loren K. Carroll	Director	July 22, 2003

/s/ MARGARET S. DANO Margaret S. Dano	Director	July 22, 2003
/s/ JAMES L. DOTI James L. Doti	Director	July 22, 2003
/s/ DAVID S. ENGELMAN David S. Engelman	Director	July 22, 2003
/s/ J. MICHAEL HAGAN J. Michael Hagan	Director	July 22, 2003
/s/ GLENN F. KUMMER Glenn F. Kummer	Director	July 22, 2003
/s/ DOUGLAS M. LAWSON Douglas M. Lawson	Director	July 22, 2003
/s/ JOHN T. MONTFORD John T. Montford	Director	July 22, 2003

Sarbanes-Oxley Section 302(a) Certification

I, Edward B. Caudill, certify that:

1.
I have reviewed this annual report on Form 10-K of Fleetwood Enterprises, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By	/s/ EDWARD B. CAUDILL

Edward B. Caudill President and Chief Executive Officer

Date: July 22, 2003

I, Boyd R. Plowman, certify that:

1.
I have reviewed this annual report on Form 10-K of Fleetwood Enterprises, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By	/s/ BOYD R. PLOWMAN

Boyd R. Plowman Executive Vice President and Chief Financial Officer

Date: July 22, 2003

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
  Item 8. Financial Statements and Supplementary Data
FLEETWOOD ENTERPRISES, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE FOR THE YEAR ENDED APRIL 27, 2003
INDEPENDENT AUDITORS' REPORT
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
FLEETWOOD ENTERPRISES, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (Amounts in thousands, except per share data)
FLEETWOOD ENTERPRISES, INC. CONSOLIDATED BALANCE SHEETS (Amounts in thousands, except share data)
FLEETWOOD ENTERPRISES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Amounts in thousands)
FLEETWOOD ENTERPRISES, INC. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Amounts in thousands)
Schedule II—Valuation and Qualifying Accounts
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
  Item 14. Controls and Procedures
PART IV
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES