Form 10-Q
period 2003-07-27
FLEETWOOD ENTERPRISES INC/DE/
filed 2003-09-04
CIK 314132

FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, DC   20549


                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

     X                 OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 27, 2003


                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

______               OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                        Commission File Number 1-7699

                         FLEETWOOD ENTERPRISES, INC.
---------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

     Delaware                                95-1948322
_______________________           ____________________________________
(State or other jurisdiction of (I.R.S. Employer Identification Number) incorporation or organization)

3125 Myers Street, Riverside, California	           92503-5527
----------------------------------------------------------------------

(Address of principal executive offices)             (Zip code)

Registrant's telephone number, including area code     (909) 351-3500


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

        Class                       Outstanding at September 2, 2003
_______________________             _____________________________
Common stock, $1 par value          35,934,892 shares


PART I   FINANCIAL INFORMATION


Item 1.  Financial Statements

Independent Accountants' Review Report


To the Board of Directors and Shareholders
Fleetwood Enterprises, Inc.


We have reviewed the accompanying condensed consolidated balance sheet of Fleetwood Enterprises, Inc. as of July 27, 2003 and the related condensed consolidated statements of operations, changes in shareholders' equity, and cash flows for the thirteen-week periods ended July 27, 2003 and July 28, 2002. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Fleetwood Enterprises, Inc. as of April 27, 2003, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the year then ended (not presented herein), and in our report dated July 14, 2003, except for Note 7, as to which the date was July 22, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of April 27, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                               /s/ Ernst & Young LLP
                                               ---------------------
                                               Ernst & Young LLP



Orange County, California
August 29, 2003

                FLEETWOOD ENTERPRISES, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (Amounts in thousands except per share data)
                              (Unaudited)

                                            13 Weeks Ended
                                       July 27, 2003    July 28, 2002
                                       -------------    -------------
Net sales:
  Manufacturing                          $614,706          $571,739
  Retail                                   57,604            72,516
  Financial services                          884               291
  Less intercompany                       (27,063)          (33,271)
                                         --------          ---------
                                          646,131           611,275

Cost of products sold                     529,055           489,256
                                          -------          --------
  Gross profit                            117,076           122,019

Operating expenses                        103,041           112,647
Financial services expenses                 1,414               191
                                          -------           --------

  Operating income                         12,621             9,181

Other income (expense):
  Investment income                           517               752
  Interest expense                         (2,650)           (2,690)
  Other                                       724              (343)
                                           ------             ------
                                           (1,409)           (2,281)
                                           ------             -----
Income before provision for income taxes,
  and minority interest                    11,212             6,900
Provision for income taxes                 (4,139)           (3,374)
Minority interest in Fleetwood Capital
  Trusts I, II and III,
  net of income taxes                      (5,157)           (5,046)
                                           ------            ------

Net income (loss)                          $1,916           $(1,520)
                                         ========          ========

                                      Basic   Diluted    Basic   Diluted
Net earnings (loss) per common
  share:                              $.05     $.05      $(.04)  $(.04)
                                      =====    ======    =====   =====

Weighted average common shares:       35,935    36,669    35,694  35,694
                                      ======    ======    ======  ======

See accompanying notes to condensed consolidated financial statements.

                  FLEETWOOD ENTERPRISES, INC AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands except share data)

                   ASSETS
                                        July 27,              April 27,
                                           2003                   2003
                                        (Unaudited)
Cash                                     $11,788               $31,515
Marketable investments available-
  for-sale                                 37,021                38,261
Receivables                               183,684               143,452
Inventories                               216,900               240,521
Deferred tax benefits, net                 58,488                58,488
Other current assets                       16,796                18,998
                                          --------              --------
   Total current assets                   524,677               531,235

Finance loans receivable, net              20,976                13,293
Property, plant and equipment, net        255,699               260,318
Deferred taxes, net                        31,275                31,275
Cash value of Company-owned
  life insurance, net                      55,554                55,004
Goodwill                                    6,366                 6,366
Other assets                               30,766                27,075
                                         --------              ---------
   Total assets                          $925,313              $924,566
                                        =========            ==========

           LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                          $78,209               $78,890
Employee compensation and benefits         72,888                70,006
Product warranty reserve                   60,888                62,137
Retail flooring liability                  15,599                15,357
Other short-term borrowings                17,927                16,054
Accrued minority interest distribution     28,591                25,249
Other current liabilities                  72,242                80,631
                                         --------              --------
   Total current liabilities              346,344               348,324
                                         --------               -------
Deferred compensation and
  retirement benefits                      58,359                58,196
Insurance reserves                         29,656                30,344
Long-term debt                              2,354                 2,357
                                          -------                ------
     Total liabilities                    436,713               439,221
                                          -------                ------

Commitments and contingencies

Company-obligated manditorily redeemable convertible
  preferred securities of Fleetwood Capital Trusts I, II and III holding solely convertible subordinated debentures
  of the Company                          374,685               374,377
                                          -------                ------

Contingent liabilities

Shareholders' equity:
  Preferred stock, $1 par value, authorized
   10,000,000 shares, none outstanding        --                    --
  Common stock, $1 par value, authorized
   75,000,000 shares, outstanding 35,935,000
   at July 27, 2003 and 35,935,000 at
   April 27, 2003                          35,935                35,935
  Additional paid-in capital              250,235               250,175
  Retained deficit                       (171,160)             (173,076)
  Accumulated other comprehensive loss     (1,095)               (2,066)
                                          -------               --------
                                          113,915               110,968
                                         --------              --------
                                         $925,313              $924,566
                                         ========              ========

See accompanying notes to condensed consolidated financial statements.

FLEETWOOD ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Amounts in thousands)

                                                13 Weeks Ended
                                      July 27, 2003        July 28, 2002
                                      -------------        -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                         $1,916              $(1,520)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
  Depreciation expense                     5,944                6,353
  Amortization of financing costs          1,373                1,121
  (Gain) loss on sales of property,
     plant and equipment                    (724)                 343
Issuance of stock in lieu of cash for
  minority interest distribution              --                4,464
  Changes in assets and liabilities:
   (Increase) decrease in receivables    (40,232)               1,128
   (Increase) decrease in inventories     23,621                 (228)
   Decrease in income tax receivable       1,391               17,977
   Decrease in deferred
     tax benefits                             --               12,268
   (Increase) decrease in cash value of Company-owned
    life insurance                         (550)                  936
   Increase in other assets              (3,885)               (3,785)
   Increase (decrease) in accounts payable
     and book overdraft                    (681)                6,057
   Increase in employee compensation
    and benefits                           3,045                4,018
   Decrease in product warranty reserve   (1,249)              (1,257)
   Increase (decrease) in other
    liabilities                           (5,735)               2,601
                                         -------              -------
Net cash provided by (used in)
   operating activities                  (15,766)              50,476
                                         -------               ------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable investments
  available-for-sale                    (152,277)            (197,592)
Proceeds from sale of marketable
  investments available-for-sale         153,543              148,660
Purchases of property, plant and
  equipment, net                            (601)              (4,400)
Increase in finance loans receivable      (7,683)                (490)
                                         -------               -------
Net cash used in
  investing activities                    (7,018)             (53,822)
                                         -------              -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Retail flooring                              242              (12,763)
Short-term bank borrowings                 1,873               (4,263)
Long-term debt                                (3)              (6,177)
Proceeds from exercise of stock options       --                  192
                                         -------              -------
Net cash provided by (used in)
  financing activities                     2,112              (23,011)
                                          ------              -------
Foreign currency translation adjustment      945                  274
                                          ------              -------
Decrease in cash                         (19,727)             (26,083)
Cash at beginning of period               31,515               26,083
                                          ------              -------
Cash at end of period                    $11,788              $    --
                                         ========             =======

See accompanying notes to condensed consolidated financial statements.


           FLEETWOOD ENTERPRISES, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF CHANGES
               IN SHAREHOLDERS' EQUITY
                       (UNAUDITED)
                  (Amounts in thousands)

                                                   Accumulated
                                                    Other
                                                    Compre-
               Common Stock     Additional          hensive    Total
               Number            Paid-In  Retained  Income  Shareholders'
              of Shares  Amount  Capital  Deficit   (Loss)    Equity

Balance April 27,
  2003        35,935    $35,935  $250,175 $(173,076) $(2,066)  $110,968
              ------    -------  -------  ---------  -------   --------
Comprehensive income:

  Net income    --        --          --      1,916     --        1,916

  Other comprehensive income:

   Foreign currency translation,
    net of taxes of
     $266      --       --           --        --       945        945

   Investment securities,
    net of taxes
     of $15       --        --          --       --      26         26
                                                                ------
Comprehensive income                                             2,887
                                                                ------

Amortization of restricted
  stock           --        --        60         --     --          60
               ----       ----     ------    -----    -----     ------
Balance July 27,
  2003       35,935    $35,935  $250,235 $(171,160)  $(1,095) $113,915
             ======    =======  ========   ========  =======  ========

See accompanying notes to condensed consolidated financial statements.





                     FLEETWOOD ENTERPRISES, INC.

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             July 27, 2003
                              (Unaudited)

1)  Basis of Presentation

    Fleetwood Enterprises, Inc. (the "Company") is the nation's leader in recreational vehicle sales, which includes motor homes, travel trailers, folding trailers and slide-in-truck campers, and one of the nation's largest producers and retailers of manufactured housing. The Company conducts manufacturing in 16 states within the U.S., and to a much lesser extent in Canada. In addition, it operates five supply companies, which provide components for the manufactured housing and recreational vehicle operations, while also generating outside sales. The accompanying condensed financial statements consolidate the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain amounts previously reported have been reclassified to conform to the fiscal 2004 presentation.

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements. Actual results could differ from those estimates. Significant estimates made in preparing these financial statements include accrued warranty costs, workers' compensation reserves, and accrued postretirement health care benefits.


    In the opinion of the Company's management, the accompanying condensed consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position at July 27, 2003, and results of operations for the 13-week periods ended July 27, 2003, and July 28, 2002. The condensed consolidated financial statements do not include footnotes and certain financial information normally presented annually under accounting principles generally accepted in the United States and, therefore, should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended April 27, 2003. Results of operations for the 13-week period ended July 27, 2003, are not necessarily indicative of results to be expected for the full year.

2)  Industry Segment Information

    Information with respect to industry segments for the periods ended
    July 27, 2003, and July 28, 2002, is shown below (amounts in thousands):

                                      13 Weeks Ended   13 Weeks Ended
                                       July 27, 2003   July 28, 2002
                                      --------------   --------------
    OPERATING REVENUES:

    Manufactured housing -
      Manufacturing                     $169,767          $191,339
      Less intercompany                  (27,063)          (33,271)
                                         --------         ---------
                                         142,704           158,068
      Retail                              57,604            72,516
                                         -------           --------
    Total housing                        200,308           230,584

    Recreational vehicles                436,533           370,950

    Supply operations                      8,406             9,450

    Financial services                       884               291
                                        --------           -------

                                        $646,131          $611,275
                                        ========          ========

    OPERATING INCOME (LOSS):

    Manufactured housing                $  1,859          $    761
    Housing - retail*                    (8,469)           (9,764)
    Recreational vehicles                14,925            17,663
    Supply operations                       740             1,013
    Corporate and other                   3,478            (2,827)
    Financial services                     (530)               92
    Intercompany profit                     618             2,243
                                        -------          --------

                                        $12,621            $9,181
                                        =======            ======

    * Before deduction of interest expense on inventory floor plan financing as follows:

                                           $485              $644
                                           ====              ====

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

                                      13 Weeks Ended        13 Weeks Ended
                                       July 27, 2003         July 28, 2002
                                      --------------        --------------
                                              Weighted             Weighted
                                              Average               Average
                                    Income    Shares      Loss       Shares
                                    ----      ------      ----       ------
    Net income (loss)              $1,916     35,935    $(1,520)    35,694
    Effect of dilutive securities:
      Stock options                    --        734         --         --
                                   ------     ------    -------     ------

    Diluted net income (loss)      $1,916     36,669    $(1,520)    35,694
                                   ======     ======    =======     ======

    Anti-dilutive options and
      warrants available                       3,997                 4,258
                                               =====                 =====

    Anti-dilutive convertible trust
      preferred securities                    21,631                21,631
                                              ======                ======

4)  Stock-Based Incentive Compensation
    The Company accounts for stock-based incentive compensation plans using the intrinsic method under which no compensation cost is recognized for stock option grants as the options are granted at fair market value at the date of grant. Had compensation costs for these plans been determined using the fair value method, under which a compensation cost is recognized over the vesting period of the stock option based on its fair value at the date of grant, the Company's net income (loss) and earnings (loss) per share would have been affected as indicated by the following table (amounts in thousands except per share data):

                                          13 Weeks Ended     13 Weeks Ended
                                          July 27, 2003      July 28, 2002
                                          -------------      -------------
    Net income (loss), as reported              $1,916         $(1,520)
    Deduct:  Total stock-based employee
             compensation expense determined
             under fair value-based
             method for all awards, net of
             related tax effects                  (586)          (525)
                                                -------       -------

    Pro forma net income (loss)                 $1,330        $(2,045)
                                                ======        =======

    Basic and diluted income (loss) per share,
      as reported                                 $.05          $(.04)
                                                  ====          =====

    Basic and diluted income (loss) per share,
      pro forma                                   $.04          $(.06)
                                                  ====          =====

5)  Inventory Valuation

    Inventories are valued at the lower of cost (first-in, first-out) or market. Manufacturing cost includes materials, labor and manufacturing overhead. Retail finished goods are valued at cost less intercompany manufacturing profit. Inventories consist of the following:

                                      July 27, 2003      April 27, 2003
                                      -------------      ---------------
                                           (Amounts in thousands)
    Manufacturing inventory-
      Raw materials                      $97,452            $105,971
      Work in process                     29,579              29,176
      Finished goods                      11,298              25,146
                                         -------            --------

                                         138,329             160,293
                                         -------             -------

    Retail inventory-
      Finished goods                      95,682             97,957
      Less manufacturing profit          (17,111)           (17,729)
                                         -------            -------

                                          78,571             80,228
                                         -------            -------

                                        $216,900           $240,521
                                        ========           ========


6)  Product Warranty Reserve

    Fleetwood provides customers of our products with a warranty covering defects in material or workmanship for periods ranging from one to two years, with longer warranties on certain structural components. We record a liability based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. Factors we use in estimating the warranty liability include a history of units sold to customers, the average cost incurred to repair a unit and a profile of the distribution of warranty expenditures over the warranty period. Changes in the Company's product warranty liability during the period were as follows (amounts in thousands):

    Balance at April 27, 2003                          $62,137

    Warranties issued and changes in
      the estimated liability during the period	         18,017

    Settlements made during the period                 (19,266)
                                                       -------

    Balance at July 27, 2003                           $60,888
                                                       =======

7)  Other Comprehensive Income (Loss)

    The difference between net income (loss) and total comprehensive income
    (loss) is shown below (amounts in thousands):

                                                    13 Weeks Ended
                                             July 27, 2003   July 28, 2002
                                             -------------   -------------
    Net income (loss)                           $1,916          $(1,520)

    Foreign currency translation                   945              274
    Unrealized gain (loss) on investments           26              (11)
                                                ------          -------
    Comprehensive income (loss)                 $2,887          $(1,257)
                                                ======          =======

8)  New Accounting Pronouncements

    In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement requires an issuer to classify a financial instrument issued in the form of shares that are mandatorily redeemable-that embodies an unconditional obligation requiring the issuer to redeem them by transferring its assets at a specified or determinable date-as a liability. We have three series of convertible trust preferred securities totaling $374 million that are now treated as quasi-equity securities that are mandatorily redeemable at specified dates. Effective with the second quarter of fiscal year 2004, these financial instruments will be classified as long-term liabilities on the balance sheet and valued at fair market value using the present value of the redemption amount, at the rate implicit in the contract at inception. Distributions to the minority interest, now classified below the tax provision net of taxes, will be reclassified on the consolidated statement of operations to a separate line item included in "Other income (expense)" as an interest expense. As these types of securities will now be treated as a liability, the number of shares related to the conversion into common stock will not be included in the calculation of diluted earnings per share.

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

9)  Repurchase Commitments

    Producers of recreational vehicles and manufactured housing customarily enter into repurchase agreements with lending institutions that provide wholesale floorplan financing to independent dealers. These agreements generally provide that, in the event of a default by a dealer in its obligation to these credit sources, we will repurchase product. With most repurchase agreements our obligation ceases when the amount for which we are contingently liable to the lending institution has been outstanding for more than 12, 18 or 24 months, depending on the terms of the agreement. The contingent liability under these agreements approximates the outstanding principal balance owed by the dealer for units subject to the repurchase agreement less any scheduled principal payments waived by the lender. Although the maximum potential contingent repurchase liability approximated $153 million for inventory at manufactured housing dealers and $505 million for inventory at RV dealers as of July 27, 2003, the risk of loss is reduced by the potential resale value of any products that are subject to repurchase, and is spread over numerous dealers and financial institutions. The gross repurchase obligation will vary depending on the season and the level of dealer inventories. Typically, the fiscal third quarter repurchase obligation will be greater than other periods due to high dealer inventories. The RV repurchase obligation is significantly more than the manufactured housing obligation due to a higher average cost per motor home and more units in dealer inventories. Past losses under these agreements have not been significant and lender repurchase demands have been funded out of working capital. Through the first three months of fiscal year 2004, we have repurchased $1.3 million of product compared to $0.6 million for the same period in the prior year, with a loss of $220,000 incurred this year compared to a repurchase loss of $358,000 in the prior year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Preliminary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements which may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (Exchange Act). Forward-looking statements regarding future events and the future performance of the Company involve risks and uncertainties that could cause actual results to differ materially. These risks and uncertainties include, without limitation, the following items:

  1. the cyclical nature of both the manufactured housing and recreational vehicle industries;

  2.  ongoing weakness in the manufactured housing market;

  3. the potential impact on demand for our products as a result of declining consumer confidence;

  4.  the effect of global tensions on consumer confidence;

  5.  continued acceptance of the Company's products;

  6. expenses and uncertainties associated with the introduction and manufacturing of new products;

  7. the future availability of manufactured housing retail financing as well as housing and RV wholesale financing;

  8. changes in retail inventory levels in the manufactured housing and recreational vehicle industries;

  9.  competitive pricing pressures;

 10. the ability to attract and retain quality dealers, executive officers and other personnel; and

 11. the ability to obtain the financing we need in order to execute our business strategies.

Although management believes that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. Fleetwood undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may arise from changing circumstances or unanticipated events. Additionally, other risks and uncertainties are described in our Annual Report on Form 10-K for the fiscal year ended April 27, 2003, filed with the Securities and Exchange Commission, under "Item 1. Business," including the section therein entitled "Risks Relating to Our Business," and "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition," including the section therein entitled "Business Outlook."

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

Our manufacturing activities are conducted in 16 states within the U.S., and to a much lesser extent in Canada. In addition, we operate five supply companies that provide components for our manufactured housing and recreational vehicle operations, while also generating outside sales. Our business began in 1950 producing travel trailers and quickly evolved to the exclusive production of manufactured homes. We re-entered the recreational vehicle business in 1964. We distribute our manufactured products primarily through a network of independent dealers throughout the United States and Canada. However, in fiscal 1999, we entered the manufactured housing retail business through a combination of key acquisitions and internal development of new retail sales centers. At July 27, 2003, we operated 133 retail sales locations in 21 states, and were one of the four largest retailers of manufactured homes in the United States.

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

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), as amended by SAB 101A and 101B.

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

Deferred Taxes

Deferred tax assets and liabilities are determined based on temporary differences between income and expenses reported for financial reporting and
tax reporting.   We are required to record a valuation allowance to reduce
our deferred tax assets to the amount that we believe is more likely than not to be realized. In assessing the need for a valuation allowance, we previously have considered all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. The accounting guidance states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. As a result of this guidance, our recent cumulative losses and the full utilization of our loss carryback potential, we concluded that a partial valuation allowance against our net deferred tax assets was appropriate. Accordingly, as of fiscal year 2003, after considering only the effects of prudent and feasible tax strategies, we recognized a valuation allowance of $28.4 million. We continue to believe that the combination of all positive and negative factors will enable us to realize the full value of the deferred tax assets. If, after future assessments of the realizability of our deferred tax assets, we determine a lesser allowance is required, we would record a reduction to income tax expense and the valuation allowance in the period of such determination.

Legal Proceedings
We are regularly involved in legal proceedings in the ordinary course of our business. Because of the uncertainties related to the outcome of the litigation and range of loss on cases other than breach of warranty, we are generally unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. In other cases, including products liability (discussed above) and personal injury cases, we prepare estimates based on historical experience, the professional judgment of our legal counsel, and other assumptions that we believe are reasonable. As additional information becomes available, we reassess the potential liability related to pending litigation and revise our estimates. Such revisions and any actual liability that greatly exceeds our estimates could materially impact our results of operations and financial position. Repurchase Commitments

Producers of recreational vehicles and manufactured housing customarily enter into repurchase agreements with lending institutions that provide wholesale floorplan financing to independent dealers. These agreements generally provide that, in the event of a default by a dealer in its obligation to these credit sources, we will repurchase product. With most repurchase agreements our obligation ceases when the amount for which we are contingently liable to the lending institution has been outstanding for more than 12, 18 or 24 months, depending on the terms of the agreement. The contingent liability under these agreements approximates the outstanding principal balance owed by the dealer for units subject to the repurchase agreement less any scheduled principal payments waived by the lender. Although the maximum potential contingent repurchase liability approximated $153 million for inventory at manufactured housing dealers and $505 million for inventory at RV dealers as of July 27, 2003, the risk of loss is reduced by the potential resale value of any products that are subject to repurchase, and is spread over numerous dealers and financial institutions. The gross repurchase obligation will vary depending on the season and the level of dealer inventories. Typically, the fiscal third quarter repurchase obligation will be greater than other periods due to high dealer inventories. The RV repurchase obligation is significantly more than the manufactured housing obligation due to a higher average cost per motor home and more units in dealer inventories. Past losses under these agreements have not been significant and lender repurchase demands have been funded out of working capital. Through the first three months of fiscal year 2004, we have repurchased $1.3 million of product compared to $0.6 million for the same period in the prior year, with a loss of $220,000 incurred this year compared to a repurchase loss of $358,000 in the prior year. In the past three fiscal years we have had the following repurchase activity:

                                        Fiscal Years
                                    (Amounts in millions)
                              2003              2002         2001

Units                         182               417           641

Repurchase amount            $4.4             $10.5         $15.0

Loss recognized (1)          $ --             $ 2.1         $ 3.3





(1) An accrual for a potential repurchase loss was reversed in the fourth quarter of fiscal 2003 that offset losses incurred during that year.

Results of Operations

The following is an analysis of changes in key items included in the condensed consolidated statements of operations for the 13-week periods ended July 27, 2003, and July 28, 2002.

                                             13 Weeks Ended
                                              July 27, 2003
                                             --------------
                                              (Unaudited)

(Amounts in thousands)                     Increase             %
                                           (Decrease)        Change
                                           ---------         ------
Net sales                                  $34,856             5.7%
Cost of products sold                       39,799             8.1
                                            ------            ----

   Gross profit                             (4,943)            (4.1)
                                             -----             ----

Selling expenses                             (7,169)          (13.5)
General and administrative expenses          (1,214)           (2.0)
                                             ------            ----

   Operating income                           3,440            37.5

Other expense                                  (872)          (38.2)
                                               ----            ----

Income before taxes and minority interest     4,312            62.5
Provision for income taxes                      765            22.7
Minority interest in Fleetwood Capital
  Trusts, net of income taxes                   111             2.2
                                               ----            ----

Net income                                   $3,436               -%
                                             ======              ===

Current Quarter Compared to Same Quarter Last Year

Consolidated Results:

We earned net income of $1.9 million or $.05 per diluted share in the July quarter compared to a net loss of $1.5 million or $.04 per diluted share a year ago. The primary reasons for the improved results were a 6 percent increase in sales and a 7 percent decline in operating expenses, resulting mostly from lower selling expenses, along with reductions in insurance related costs.

Income from operations was $12.6 million compared to $9.2 million in the prior year. The manufacturing segment earned $17.5 million, excluding intercompany profit, and housing retail lost $8.5 million. The RV Group earned $14.9 million of income from operations, $2.8 million less than the $17.7 million earned in the prior year mainly due to lower gross margin in all three segments. The Motor Home Division's operating income increased 11 percent to $12.0 million compared to $10.8 million in the prior year mainly
due to an 18 percent increase in sales.   The Travel Trailer Division
earned $3.9 million of income in the first quarter compared to $5.7 million in the prior year. The $1.8 million decline in income was mainly attributed to gross margin erosion from incremental costs associated with production inefficiencies related to 2004 model year products. Even though travel trailers continued to experience production inefficiencies, incremental production costs were significantly improved over the January
and April quarters.   Folding trailers incurred a loss of $976,000 from
operations in the current quarter compared to earning $1.1 million in the prior year primarily due to a 30 percent decline in shipments. This was a result of soft market conditions experienced in the folding trailer industry. The Housing Group earned $1.9 million from manufacturing operations, before intercompany profit elimination, compared to $761,000 in the prior year. The improvement in profitability, despite an 11 percent decline in sales, was the result of an increase in gross margin and a 31 percent decline in product warranty expenses.

Gross margin declined from 20.0 percent to 18.1 percent of sales mainly due to incremental RV manufacturing costs associated with the introduction of new products. Gross margin in the RV segment decreased from 16.4 percent to 14.1 percent of sales in the current year, mostly due to higher labor costs resulting from inefficiencies and complexities in the changeover to new products, partially offset by higher average selling prices. Gross margin for the manufactured housing segment improved from 21.5 percent to
22.8 percent as a result of selling price increases that more than offset increases to raw material costs and direct labor wage rates. Retail housing gross profit as a percentage of sales improved to 20.6 percent for the first quarter compared to 19.4 percent in the prior year due to a concerted effort to maintain margins in a very competitive market.

Operating expenses, which include selling, general and administrative expenses, decreased $8.4 million or 7 percent in the first quarter, and fell as a percentage of sales from 18.5 percent to 16.2 percent. The operating expense decline from the prior year was primarily due to lower selling expenses, which decreased $7.2 million or 13 percent and fell as a percentage of sales from 8.7 percent in the prior year to 7.1 percent for the current quarter mostly due to lower warranty, sales commissions, advertising and promotional expenses. Product warranty expenses declined $3.6 million or 12 percent due to a $5.2 million reduction in Housing Group direct and indirect warranty expenses resulting from lower volume and cost-cutting actions, partially offset by a $2.1 million increase in RV warranty expense. General and administrative expenses declined $1.2 million, and decreased as a percentage of sales from 9.8 percent to 9.1 percent. The most significant decreases were mainly due to a $1.9 million decrease in the cost of the Company-owned life insurance (COLI) and split-dollar insurance expenses, along with reductions in products liability and health benefit insurance costs. The values of the securities supporting the COLI and split-dollar life insurance are affected each quarter by changes in the stock and bond markets. Last year, with a declining stock market compared to the prior quarter, the securities supporting the COLI and split-dollar life insurance policies declined in value resulting in a charge in that quarter, whereas this past quarter the value of the securities increased resulting in a credit, or a reduction, to those accounts. Also contributing to the decrease this past quarter was a $1.2 million reduction to the group insurance reserve due to the cost of benefits being lower than anticipated and a $1.2 million decrease in expenses resulting from an
adjustment to the products liability loss reserves.   Partially offsetting
the decreases was a $1.2 million increase in HomeOne Credit Corp. expenses, which were related to the ramp up of the finance subsidiary's operations over the past year.

Other expense for the first quarter was $1.4 million compared to $2.3 million in the prior year. The current quarter included a $724,000 gain from the sale of two properties contrasted with a $343,000 loss on the disposal of assets in the prior year.

The effective tax rate was 36.9 percent in the first quarter compared to
48.9 percent one year ago. The current year's rate does not include a federal provision because we have a net operating loss (NOL) carryforward and a partial valuation allowance of the net deferred tax asset. The relatively high rates for the two periods (considering there is not a federal provision for the current year) were the result of the low level of pre-tax income and the fact that we don't receive a tax benefit in some states, such as Texas, where losses were the highest.

Recreational Vehicles:

Recreational vehicle sales rose 18 percent to $436.6 million compared to $370.9 million for last year's July quarter. Travel trailer sales led the group with a 29 percent increase to $156.8 million, compared to $121.8 million in the prior year, primarily due to customer acceptance of 2004 model year products. Motor home sales improved by 18 percent to $257.3 million versus $218.3 million in the prior year, driven by a 16 percent increase in the deliveries of Class A diesel products that have a higher average selling price. Folding trailer sales declined by 27 percent from the prior year to $22.4 million as a result of a declining market for that segment.

The RV Group earned $14.9 million, which was mainly attributable to the Motor Home Division. Motor home operating income increased 11 percent to $12.0 million in the first quarter as a result of an increase in diesel product sales. The Travel Trailer Division generated operating income of $3.9 million in the current July quarter, which was $1.8 million lower than the prior year's income of $5.7 million, primarily due to incremental costs incurred in the production of new products. The Travel Trailer Division introduced new products that represented about 60 percent of its product offering at the national trade show in December. Due to the significant increase in variety, larger sizes and additional features in the new models, the manufacturing facilities incurred labor inefficiencies and overtime in their production, resulting in higher costs. Travel trailer operations also struggled in the prior two quarters with similar inefficiencies; however, by the end of the first quarter, such
inefficiencies had been all but eliminated.   Folding trailers incurred a
loss from operations of $976,000 compared to earning $1.1 million in the prior year. The current year's loss was attributed to a 30 percent reduction in volume due to soft market conditions. Operating expenses for the RV Group rose $3.5 million but fell from 11.6 percent of sales to 10.7 percent in the current year mainly due to a 19 percent reduction in selling expenses and a rise in product warranty costs that was less than the rate of revenue growth.

Manufactured Housing:

Gross manufacturing revenues of $169.8 million fell 11 percent from the prior year and included $27.1 million of intercompany sales to Company-owned retail home centers. Manufacturing unit volume declined 17 percent to 5,372 homes, while the number of sections was off the same percent to 9,859. Multi-section homes represented 82 percent of factory sales versus 81 percent last year. Sales volume was below the prior year due to continued weakness in the manufactured housing market, which has been adversely affected by limited availability of retail financing and competition from repossessed units.

Operating income, before the addition of intercompany profit of $618,000 this year and $2.2 million in the prior year, improved from $761,000 to $1.9 million, mainly due to improved gross margin and lower product warranty expense. Gross profit margin for the Housing Group rose from 21.5 percent to 22.8 percent of sales, mainly as a result of increased selling prices that more than offset higher raw material costs and direct labor wage rate increases. Housing Group operating costs declined by $3.4 million or 8 percent as a result of a 31 percent drop in product warranty costs. Partially offsetting the warranty reduction was an increase in general and administrative expenses due to a larger allocation of corporate expenses this year.

Retail Housing Operations:

Retail housing revenues from Fleetwood Retail Corp. (FRC) decreased 21 percent to $57.6 million in the first quarter on a 24 percent decline in unit sales due to difficult market conditions caused by restrictive financing. The retail division incurred an operating loss of $8.5 million for the current quarter compared to a loss of $9.8 million a year ago. The operating loss was lower despite the drop in revenues due to an improvement in gross margin from 19.4 percent to 20.6 percent of sales and a 15 percent reduction in operating expenses resulting from lower volume, store closures and reduced staffing. Interest expense on inventory financing decreased by 25 percent from $644,000 to $485,000, reflecting a 7 percent drop in inventories and lower interest rates. The retail housing segment was operating 133 stores at the end of July this year versus 136 stores last year.


                              Fleetwood Retail Corp.
                           Key Operational Information

                                               Quarter Ended*
                                           June 2003    June 2002
                                           ---------    ---------

Number of retail stores
   Beginning                                    136          138
   New                                            3            1
   Closed                                        (6)          (3)
   Transferred                                    0            0
                                                ---           ---
   Ending                                       133          136

Average number of retail stores                 135          137

Unit volume
   Retail - new
     Single-section                             165          254
     Multi-section                              836        1,056
                                              -----        ------
     Subtotal                                 1,001        1,310

   Retail - pre-owned                           147          195
                                              -----        -----

   Total                                      1,148        1,505
                                              =====        =====

Average number of homes sold per store            8           11

Average sales price
   New
     Single-section                         $30,388      $27,180
     Multi-section                          $58,987      $53,262

   Pre-owned                                $17,499      $10,541

Average unit inventory per store at quarter end
   New                                           19           19

   Pre-owned                                      3            3

* The above statistics are as of FRC's first fiscal quarter end, which is the last day in June. Unless noted otherwise, all other statistics in this report related to FRC are as of Fleetwood Enterprises, Inc.'s first fiscal quarter ended July 27, 2003.

Supply Operations:

The Supply Group contributed first quarter revenues of $8.4 million compared to $9.5 million a year ago. Operating income decreased from $1.0 million in the prior year to $740,000 in the current quarter due to the lower sales.

Business Outlook

The combination of an improved RV market and positive acceptance of our new motor home products has been reflected in increased market share and higher production rates, resulting in significantly improved motor home earnings compared with the past two years. The Travel Trailer Division introduced new products covering 60 percent of its model line-up at the national trade show in December 2002. The impact of the new products on production efficiencies negatively affected the operating results in the second half of fiscal year 2003. However, we have now begun to experience improved operating efficiencies and expect the travel trailer business to sustain profitability in fiscal year 2004.

With the current low interest rates and the introduction of new products, we expect that our RV Group will continue to achieve improved operating results in fiscal 2004 over fiscal 2003. However, the anticipated improvement could be at risk if consumer confidence, which is a key factor affecting the recreational vehicle industry, deteriorates due to concerns regarding the economy, gasoline prices or global tensions.

Conditions in the manufactured housing market have been in decline since 1999, and further deteriorated in the last half of fiscal year 2003. Competition from repossessed homes, more stringent lending standards, relatively high retail interest rates for manufactured housing and the shortage of retail financing have adversely affected the industry. These conditions were aggravated by several developments during calendar 2002. As a result of the exit of several consumer lenders, there has been a reduction in the volume of loans being written, particularly in the chattel, or home only, portion of the business, related mostly to single-section homes. Further, legislation in Texas, the largest manufactured home state in the country, which was effective at the beginning of calendar year 2002, required more restrictive procedures and legal processes to be applied to
sales of manufactured homes.   The Texas legislature has passed a new law as
of June 2003 that substantially moderates the effect of the earlier, more restrictive statute. In March 2002, Conseco Finance Servicing Corp. (Conseco), the largest floorplan lender in the country, announced its withdrawal from that business. In October, Deutsche Financial Services (Deutsche), another large housing wholesale floorplan lender, announced it would be exiting the business. Since the announcements by Conseco and Deutsche, dealer transition to other floorplan sources has been orderly and most dealers have found alternative sources of inventory financing, including our Company-owned stores.

In October 2002, Conseco, also formerly the largest provider of retail financing to the manufactured housing industry, announced it would no longer provide retail financing in any form and that it would more aggressively liquidate its existing inventory of repossessed homes. Further, Oakwood Homes, the fourth largest manufacturer, as well as a major industry retailer and lender, announced in November 2002 that it was filing for Chapter 11 bankruptcy protection. Subsequently, Conseco and Oakwood have been aggressively liquidating their inventories of repossessed homes, which has depressed demand and pricing for new homes even further. We expect the industry will benefit in the longer term from these accelerated efforts to liquidate inventories of repossessed homes, thereby eventually reducing the competition for new homes. In fact, there are some indications the inventory of foreclosed homes appears to be headed towards equilibrium. However, we expect we will continue to be challenged by the overhang of repossessions in the near term. In the meantime, industry shipments in the first half of calendar 2003 were lower than in any other six months in the past 40 years. As a result of these conditions, over the past three years there have been significant industry manufacturing and retail capacity reductions and more are expected until retail finance and inventory conditions improve.

We expect that the operating environment for manufactured housing will continue to be challenging, at least through fiscal year 2004. Recently, Fannie Mae, the nation's largest source of financing for home mortgages, promulgated new regulations related to purchasing mortgages on manufactured homes that will further restrict the availability of financing. However, a national lender has recently announced its intention to provide manufactured housing retail financing. Depending on the extent of the financing actually provided by this lender, in combination with retail financing that may be provided by other new entrants or that Fleetwood may make available through our own HomeOne Credit Corp. finance subsidiary, it is possible that new sources of financing could begin to moderate the effect of restrictive retail financing that has challenged the manufactured housing industry in recent years. For fiscal 2004, we expect to achieve profitability in the RV Group and the manufacturing segment of housing, although we expect we will incur an operating loss at our retail housing business. Overall, we believe that we have an excellent opportunity to have a profitable year in fiscal 2004. Toward that end, we currently expect to generate a net profit in the second quarter.

Liquidity and Capital Resources

We have historically relied upon internally generated cash flows to satisfy working capital needs and to fund capital expenditures. In recent periods, however, primarily due to operating losses, we have used external funding sources to supplement internal cash flows. Cash totaling $15.8 million was used in operating activities during the first quarter compared to cash generated of $50.5 million for the similar period one year ago. The use of cash from operations resulted primarily from a $40.2 million increase in receivables as a result of improved sales particularly in the month of July this year compared to the prior year. The increase in receivables was partially offset by a $23.6 million drop in inventories. Last year, the $50.5 million of cash generated from operations was mainly attributable to a $30 million refund of Federal taxes, arising from a carryback of losses to prior periods. As a result of the above-mentioned changes, cash and marketable investments decreased $21.0 million from $69.8 million as of April 27, 2003, to $48.8 million as of July 27, 2003.

Additional cash outlays in the first quarter included $7.7 million in finance loans receivable at our HomeOne subsidiary and $601,000 in capital expenditures. In the same period of the prior year, the Company had capital expenditures of $4.4 million. Distributions of $3.0 million on the 6% convertible trust preferred securities were deferred, whereas $4.5 million in distributions on the 9.5% issues were paid in cash this year and in common stock in the first quarter of fiscal year 2003.

At the end of the current July quarter, short-term borrowings under our secured syndicated credit facility, led by Bank of America, N.A., as administrative agent, were $17.9 million. Currently, lender commitments to the facility total $130 million. Our borrowing capacity, however, is governed by the amount of a borrowing base, consisting of inventories and accounts receivable, that fluctuates significantly from week to week. The borrowing base is revised weekly for changes in receivables and monthly for changes in inventory balances. Under the borrowing agreement, $30 million must be maintained as minimum unused availability, with the remainder available to support standby letters of credit and fund borrowings. At the end of the July quarter, the borrowing base totaled $138.2 million. After consideration of the unused minimum requirement, collateral reserves of $2.3 million, $45.0 million in standby letters of credit and the outstanding borrowings, unused borrowing capacity was approximately $33.5 million.

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

Contracts and Commitments

Below is a table showing payment obligations for long-term debt, capital leases, operating leases and purchase obligations for the next five years and beyond:

                                      Payments Due by Period
                            ------------------------------------------
                                       (Amounts in thousands)

                                                                 More
                                          1-3        3-5         than 5
Contractual Obligations       Total       years      years       years
-----------------------       -----       -----      -----       -----
Long-term debt                $2,354       $681      $311       $1,362

Capital lease obligations      1,440      1,440         -           -

Operating leases (1)          38,304     26,531     6,699        5,074

Purchase obligations (2)      10,491     10,491         -            -

Other long-term liabilities:
  Deferred compensation
    and non-qualified
    retirement plans          58,359     22,895    17,839       17,625
  Insurance reserves          29,656     29,656
Company-obligated
    mandatorily redeemable
    convertible preferred
    securities (3)           374,685          --       --      374,685
                            --------    ------    -------     --------

Total                       $515,289    $91,694   $24,849     $398,746
                            ========    =======   =======     ========

* Includes payments due from July 28, 2003, through fiscal year ending April 30, 2006.
** Includes payments due from April 30, 2006, through fiscal year ending April 27, 2008.

(1) Most of the Company's retail sales locations and certain of its other facilities are leased under terms that range from monthly to 15 years. Also included in the above amounts are equipment leases. Management expects that in the normal course of business, leases will be renewed or replaced by other leases for the continuing operations.

(2) We have an operating agreement with a large dealer who manages 41 retail
store locations for FRC.   Either party may terminate the agreement by
giving written notice 120 days in advance of the date of the termination. If termination notice is provided, Fleetwood Enterprises, Inc. is obligated to repurchase the outstanding inventory at that time for the amount of the dealer's obligation to its flooring institution. Similarly, an equivalent amount is included in the aggregate repurchase obligation described in footnote 9 to the Company's financial statements contained elsewhere in this Report. That repurchase obligation would become due and payable to the flooring institution only in the event the dealer defaults prior to its agreement with Fleetwood being terminated.

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

We describe our aggregate contingent repurchase obligation at footnote 9 to the Company's consolidated condensed financial statements and under Critical Accounting Policies at Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere in this Report.

Under the senior credit agreement, Fleetwood Enterprises, Inc. is a guarantor of the borrowings of Fleetwood Holdings, Inc. (FHI) and Fleetwood Retail Corp. (FRC). FHI includes most of the manufacturing wholly owned subsidiaries and FRC includes all the retail housing subsidiaries. Only the FRC parent company, however, and seven of the retail subsidiaries are borrowers under the loan and covered under the guarantee. In addition, Fleetwood Enterprises, Inc. guarantees FRC's floorplan obligation to Textron pursuant to FRC's wholesale financing agreement with Textron.

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

For fixed rate debt, changes in interest rates generally affect the fair market value, but not earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not influence fair market value, but do affect future earnings and cash flows. Based upon the amount of variable rate debt outstanding at the end of the first quarter, and holding the variable rate debt balance constant, each one percentage point increase in interest rates occurring on the first day of an annual period would result in an increase in interest expense of approximately $335,000.

We do not believe that future market equity or interest rate risks related to our marketable investments or debt obligations will have a material impact on our results.

Item 4. Controls and Procedures

The Company's management evaluated, with the participation of its Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this Report. Based on their evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of July 27, 2003.

There have been no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange
Act) that occurred during the Company's fiscal quarter ended July 27, 2003, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.



PART II         OTHER  INFORMATION


Item 1.  Legal Proceedings

As previously reported, we filed a complaint in state court in Kansas, in the 18th Judicial District, District Court, Sedgewick County, Civil Department, against The Coleman Company, Inc. in connection with a dispute over the use of the "Coleman" brand name. Our Folding Trailer Division has licensed the name since 1989, when we bought Coleman Recreation Vehicles, Inc. Coleman recently notified us that it now has a different interpretation of the manner in which royalties were intended to be calculated under the license agreement. We had entered into discussions with Coleman to address these concerns in good faith, but on May 12, 2003, Coleman notified us that it had terminated the agreement and ordered us to cease using the name. Our lawsuit seeks declaratory and injunctive relief. On June 6, 2003, Coleman filed an answer and counterclaimed against us alleging various counts, including breach of contract and trademark infringement. A hearing on the matters was held on June 17, 18 and 19. On July 11, 2003, the Court issued an order stating that the rights and obligations of the parties should be resolved at a trial and not by injunctive relief. On July 16, 2003, Coleman filed a motion for reconsideration. The Court heard arguments on Coleman's motion on August 15, 2003, and on August 18, 2003, the Court issued an order granting a temporary injunction to Coleman enjoining Fleetwood from certain conduct, including using Coleman's name, trademark or logos. The Company will comply with the Court's order. Trial in this matter is currently scheduled for December 2, 2003. We intend to aggressively pursue this litigation and provide a vigorous defense to Coleman's counterclaim. It is not possible at this time to properly assess the risk of an adverse verdict or the magnitude of the possible exposure.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

     15.1 Letter of Acknowledgment of Use of Report on Unaudited Interim Financial Information

     31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	  Reports on Form 8-K



      On May 2, 2003, we filed a Current Report on Form 8-K disclosing that we had issued a news release reporting the sales results for our fourth fiscal quarter and fiscal year ended April 27, 2003.

      On July 23, 2003, we filed a Current Report on Form 8-K disclosing that we had issued a news release reporting our financial results for the fourth fiscal quarter and fiscal year ended April 27, 2003, and we attached a transcript of our conference call script.


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        FLEETWOOD ENTERPRISES, INC.



                                        /s/  Boyd R. Plowman
                                        --------------------
                                        Boyd R. Plowman
                                        Executive Vice President and
                                        Chief Financial Officer

September 3, 2003

                                                          Exhibit 15.1


August 29, 2003

Board of Directors and Shareholders
Fleetwood Enterprises, Inc.

We are aware of the incorporation by reference in the Registration Statement (Form S-8 No. 33-55824) of Fleetwood Enterprises, Inc., Registration Statement (Form S-8 No. 333-15167) of Fleetwood Enterprises, Inc., Registration Statement (Form S-8 No. 333-37544) of Fleetwood Enterprises, Inc., Registration Statement (Form S-8 No. 333-101543) of Fleetwood Enterprises, Inc. for the registration of 3,552,698 shares of its common stock, Registration Statement (Form S-3 No. 333-73678) of Fleetwood Enterprises, Inc. for the registration of 2,359,945 shares of its common stock, and the Registration Statement (Form S-3 No. 333-102585) of Fleetwood Enterprises, Inc. of our report dated August 29, 2003 relating to the unaudited condensed consolidated interim financial statements of Fleetwood Enterprises, Inc. that are included in its Form 10-Q for the quarter ended July 27, 2003.

                                     /s/ ERNST & YOUNG LLP
                                     ---------------------


                                                          Exhibit 31.1

Certification

I, Edward B. Caudill, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Fleetwood Enterprises, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

   (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

   (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

   (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Date: September 3, 2003


/s/ Edward B. Caudill
--------------------------
Edward B. Caudill
Chief Executive Officer






                                                              Exhibit 31.2

Certification

I, Boyd R. Plowman, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Fleetwood Enterprises, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

   (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

   (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

   (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.




Date: September 3, 2003


/s/ Boyd R. Plowman
--------------------------
Boyd R. Plowman
Chief Financial Officer

                                                          Exhibit 32.1


                        CERTIFICATION PURSUANT TO
                          18 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


Each of the undersigned hereby certifies, in his capacity as an officer of Fleetwood Enterprises, Inc. (the "Company"), for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

  1. the Quarterly Report of the Company on Form 10-Q for the period ended July 27, 2003, fully complies with the requirements of
      Section 13(a) or 15(d) of the Securities Exchange Act of 1934;
      and

  2. the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  September 3, 2003



/s/  EDWARD B. CAUDILL
----------------------
Edward B. Caudill
President and Chief Executive Officer



/s/  BOYD R. PLOWMAN
--------------------
Boyd R. Plowman
Executive Vice President and Chief Financial Officer