Form 10-Q
period 2003-12-04
FLEETWOOD ENTERPRISES INC/DE/
filed 2003-12-08
CIK 314132

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, DC   20549


                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

    X                OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 26, 2003


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

Class                                    Outstanding at December 4, 2003
_________________________                _____________________________
Common stock, $1 par value               38,692,457 shares

PART I   FINANCIAL INFORMATION


Item 1.  Financial Statements

Independent Accountants' Review Report


To the Board of Directors and Shareholders
Fleetwood Enterprises, Inc.


We have reviewed the accompanying condensed consolidated balance sheet of Fleetwood Enterprises, Inc. as of October 26, 2003 and the related condensed consolidated statements of operations, changes in shareholders' equity, and cash flows for the thirteen-week and twenty-six week periods ended October 26, 2003 and October 27, 2002. These financial statements are the responsibility of the Company's management.

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



Orange County, California
November 24, 2003

                        FLEETWOOD ENTERPRISES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Amounts in thousands except per share data)
                              (Unaudited)

                             13 Weeks Ended           26 Weeks Ended
                            Oct. 26,     Oct. 27,    Oct. 26,     Oct. 27,
                              2003        2002        2003         2002
Net sales:
  Manufacturing             $640,348     $602,303   $1,255,054  $1,174,042
  Retail                      69,731       69,919      127,335     142,435
  Financial services           1,108          404        1,992         695
  Less intercompany          (36,444)     (31,480)     (63,507)    (64,751)
                             -------    ---------  -----------   ---------
                             674,743      641,146    1,320,874   1,252,421

Cost of products sold        549,308      512,891    1,078,363   1,002,147
                             -------      --------   ---------   ----------

  Gross profit               125,435      128,255      242,511     250,274

Operating expenses           108,681      111,969      211,722     224,616
Financial services expenses    1,479        1,179        2,893       1,370
                             -------      -------      -------    --------
  Operating income            15,275       15,107       27,896      24,288

Other income (expense):
  Investment income              330          783          847       1,535
  Interest expense            (2,633)      (2,739)      (5,283)     (5,429)
  Other                          (29)       2,374          695       2,031
                              ------       -------     -------      ------
                              (2,332)         418       (3,741)     (1,863)
                              ------       ------       ------       -----
Income before provision for
  income taxes and
  minority interest           12,943       15,525       24,155      22,425
Provision for income taxes    (3,989)      (5,848)      (8,128)     (9,222)
Minority interest in Fleetwood
  Capital Trusts I, II and III,
  net of income taxes         (5,196)      (5,076)     (10,353)    (10,122)
                              -------     -------       -------     ------
Net income                    $3,758       $4,601       $5,674      $3,081
                             =======     ========     =========   ========

                     Basic Diluted Basic Diluted Basic Diluted Basic Diluted
Net earnings per
  common share        $.10  $.10   $.13   $.13   $.16   $.15    $.09  $.09
                      ===   ====   ====   ====   ====   ====    ====   ===
Weighted average common
  shares            36,124 37,116  35,911 36,005 36,030 36,868 35,802 35,863
                   ======= ====== ====== ======  ====== ====== ====== ======

See accompanying notes to condensed consolidated financial statements.

                         FLEETWOOD ENTERPRISES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                          (Amounts in thousands)

                                        October 26,            April 27,
                                          2003                   2003
                                        -----------            ---------
Assets                                 (Unaudited)
Cash                                      $16,289               $31,515
Marketable investments available
  for sale                                 60,350                38,261
Receivables                               177,346               143,452
Inventories                               241,294               240,521
Deferred tax benefits, net                 58,488                58,488
Other current assets                       16,513                18,998
                                          --------              --------
   Total current assets                   570,280               531,235

Finance loans receivable, net              29,329                13,293
Property, plant and equipment, net        254,723               260,318
Deferred taxes, net                        31,275                31,275
Cash value of Company-owned
  life insurance, net                      56,151                55,004
Goodwill                                    6,316                 6,366
Other assets                               30,893                27,075
                                         --------              ---------
   Total assets                          $978,967              $924,566
                                        =========            ==========

Liabilities and Shareholders' Equity

Accounts payable                          $83,721               $78,890
Employee compensation and benefits         74,272                70,006
Product warranty reserve                   58,037                62,137
Retail flooring liability                  16,747                15,357
Other short-term borrowings                26,949                16,054
Accrued minority interest distribution     31,983                25,249
Other current liabilities                  75,243                80,631
                                         --------              --------
   Total current liabilities              366,952               348,324

Deferred compensation and
  retirement benefits                      58,705                58,196
Insurance reserves                         31,492                30,344
Long-term debt                              2,354                 2,357
                                          -------                ------
     Total liabilities                    459,503               439,221
                                          -------                ------

Commitments and contingencies

Company-obligated optionally redeemable convertible
  preferred securities of Fleetwood Capital Trusts I, II and III holding solely convertible subordinated debentures
  of the Company                          374,993               374,377
                                          -------                ------

Shareholders' equity:
  Preferred stock, $1 par value, authorized
   10,000,000 shares, none outstanding        --                    --
  Common stock, $1 par value, authorized
   75,000,000 shares, outstanding 38,667,000
   at October 26, 2003 and 35,935,000 at
   April 27, 2003                          38,667                35,935
  Additional paid-in capital              272,865               250,175
  Retained deficit                       (167,402)             (173,076)
  Accumulated other comprehensive
   income (loss)                              341                (2,066)
                                          -------               --------
                                          144,471               110,968
                                         --------              --------
                                         $978,967              $924,566
                                         ========              ========

See accompanying notes to condensed consolidated financial statements.

                          FLEETWOOD ENTERPRISES, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                            (Amounts in thousands)

                                               26 Weeks Ended
                                         October 26,      October 27,
                                           2003             2002
                                          ----------      ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                $5,674               $3,081
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
  Depreciation expense                    11,764               12,712
  Amortization of financing costs          2,811                2,313
  Gain on sales of property,
     plant and equipment                    (695)              (2,031)
Issuance of stock in lieu of cash for
  minority interest distribution             --                 4,464
  Changes in assets and liabilities:
   Increase in receivables               (33,894)              (3,055)
   Increase  in inventories                 (773)              (3,280)
   Decrease in income tax receivable         290               23,666
   Decrease in deferred
     tax benefits                             --                7,880
   Increase in cash value of Company-owned
    life insurance                        (1,147)                 (29)
   Increase in other assets               (3,680)                (778)
   Increase in accounts
     payable                               4,831                  591
   Increase  in employee compensation
    and benefits                           4,775                6,525
   Decrease in product warranty reserve   (4,100)              (2,200)
   Increase in other
    liabilities                            2,494                5,698
                                          ------                ------
Net cash provided by (used in)
   operating activities                  (11,650)              55,557
                                          ------               ------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable investments
  available for sale                    (363,989)            (345,044)
Proceeds from sale of marketable
  investments available for sale         341,931              308,268
Purchases of property, plant and
  equipment, net                          (5,474)              (3,138)
Finance loans receivable                 (16,036)              (3,438)
                                          ------                -----
Net cash used in
  investing activities                   (43,568)             (43,352)
                                          ------               ------
CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued                       24,930                   --
Increase (decrease) in retail flooring     1,390               (9,046)
Increase (decrease) in short-term
  bank borrowings                         10,895               (6,859)
Decrease in long-term debt                    (3)              (6,237)
Proceeds from exercise of stock options      404                  192
                                         -------              -------
Net cash provided by (used in)
  financing activities                    37,616              (21,950)
                                          ------              -------
Foreign currency translation adjustment    2,376                  328
                                          ------              -------
Decrease in cash                         (15,226)              (9,417)
Cash at beginning of period               31,515               26,083
                                          ------              -------
Cash at end of period                    $16,289              $16,666
                                         ========             =======

See accompanying notes to condensed consolidated financial statements.


                      FLEETWOOD ENTERPRISES, INC.
               CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                    IN SHAREHOLDERS' EQUITY
                        (UNAUDITED)
                    (Amounts in thousands)

                                                   Accumulated
                                                    Other
                                                    Compre-
               Common Stock     Additional          hensive-    Total
               Number            Paid-In  Retained  Income  Shareholders'
              of Shares  Amount  Capital  Deficit   (Loss)    Equity

Balance April 27,
  2003        35,935    $35,935  $250,175 $(173,076) $(2,066)  $110,968
             -------    -------  -------- ---------  -------   --------
Comprehensive income:

  Net income   --        --           --      5,674     --        5,674

  Other comprehensive income:

   Foreign currency translation,
    net of taxes of
     $1,008    --        --           --        --     2,376      2,376

   Investment securities,
    net of taxes
     of $18    --        --          --         --        31         31
                                                                ------
Comprehensive income                                              8,081
                                                                ------

Stock issued  2,674      2,674     22,256       --       --      24,930

Stock options exercised (including related
  tax benefits)  58         58        346        --      --         404

Amortization of restricted
  stock          --        --          88        --      --          88
               ----       ----     ------    -----    -----     -------
Balance October 26,
  2003       38,667    $38,667  $272,865  $(167,402)    $341   $144,471
             ======    =======  ========   ========  =======  =========

See accompanying notes of condensed consolidated financial statements.


                       FLEETWOOD ENTERPRISES, INC.


            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              October 26, 2003
                                (Unaudited)

1)   Basis of Presentation

     Fleetwood Enterprises, Inc. (the "Company") is the nation's leader in recreational vehicle sales, which includes motor homes, travel trailers, folding trailers and slide-in truck campers, and one of the nation's largest producers and retailers of manufactured housing. The Company conducts manufacturing in 16 states within the U.S., and to a much lesser extent in Canada. In addition, it operates five supply companies, which provide components for the manufactured housing and recreational vehicle operations, while also generating outside sales. The accompanying condensed financial statements consolidate the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain amounts previously reported have been reclassified to conform to the fiscal 2004 presentation.

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

     In the opinion of the Company's management, the accompanying condensed consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position at October 26, 2003, and the results of operations for the 13 and 26-week periods ended October 26, 2003, and October 27, 2002. The condensed consolidated financial statements do not include footnotes and certain financial information normally presented annually under accounting principles generally accepted in the United States and, therefore, should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended April 27, 2003. Results of operations for the 13 and 26-week periods ended October 26, 2003, are not necessarily indicative of results to be expected for the full year.

2)   Industry Segment Information

     Information with respect to industry segments for the periods ending October 26, 2003 and October 27, 2002, is shown below (amounts in thousands):

                           13 Weeks       13 Weeks    26 Weeks    26 Weeks
                              Ended        Ended       Ended       Ended
                            Oct. 26,      Oct. 27,    Oct. 26,    Oct. 27,
                              2003          2002        2003       2002
                            -------       -------     --------    -------
     OPERATING REVENUES:

     Manufactured housing -
       Manufacturing        $181,042      $195,615      $350,809   $386,954
       Less intercompany     (36,444)      (31,480)      (63,507)   (64,751)
                            --------      --------       --------  --------
                             144,598       164,135       287,302    322,203

       Retail                 69,731        69,919       127,335    142,435
                            --------        -------     --------   --------

       Total housing         214,329       234,054       414,637    464,638

     Recreational vehicles   450,018       395,812       886,551    766,762

     Supply operations         9,288        10,876        17,694     20,326

     Financial services        1,108           404         1,992        695
                            --------        -------     --------   --------

                            $674,743      $641,146    $1,320,874 $1,252,421
                            ========      ========    ========== ===========

     OPERATING INCOME (LOSS):

     Manufactured housing    $ 6,162       $ 2,479       $ 8,021    $ 3,240
     Housing - retail*        (8,408)       (7,805)      (16,877)   (17,569)
     Recreational vehicles    16,468        17,026        31,393     34,689
     Supply operations           401         1,016         1,141      2,029
     Corporate and other       1,246         1,269         4,724     (1,558)
     Financial services         (371)         (767)         (901)      (675)
     Intercompany profit        (223)        1,889           395      4,132
                             -------          -----      -------    -------
                             $15,275       $15,107       $27,896    $24,288
                            ========       ========     ========  =========


     * Before deduction of interest expense on inventory floorplan financing as follows:

                                $525          $506        $1,010     $1,150
                             =======        =======      =======      ====


3)   Earnings Per Share

     Basic earnings per share are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding. In the current and prior fiscal year, the effect of preferred securities was anti-dilutive and was, therefore, not considered in determining diluted earnings per share. The table below shows the components of the calculations for both basic and diluted earnings per share (amounts in thousands):

                                      13 Weeks Ended        13 Weeks Ended
                                    October 26, 2003      October 27, 2002
                                    ----------------      ----------------

                                              Weighted             Weighted
                                              Average               Average
                                   Income      Shares     Income     Shares
                                    ----      ------      ----       ------

     Net income                    $3,758     36,124      $4,601     35,911
     Effect of dilutive securities:
       Stock options                   --        992          --         94
                                   ------     ------      ------     -------

     Diluted net income            $3,758     37,116      $4,601     36,005
                                   ======     ======     ========    ======

     Anti-dilutive options and
       warrants available                      2,943                  4,561
                                               =====                  =====

     Anti-dilutive convertible trust
       preferred securities                   21,631                 21,631
                                              ======                 ======

                                      26 Weeks Ended        26 Weeks Ended
                                    October 26, 2003      October 27, 2002
                                    ----------------      ----------------

                                              Weighted             Weighted
                                              Average               Average
                                   Income      Shares     Income     Shares
                                    ----      ------      ----       ------

     Net income                    $5,674     36,030      $3,081     35,802
     Effect of dilutive securities:
       Stock options                   --        838          --         61
                                   ------     ------      ------     -------

     Diluted net income            $5,674     36,868      $3,081     35,863
                                   ======     ======     ========    ======

     Anti-dilutive options and
       warrants available                      4,034                  4,217
                                               =====                 ======

     Anti-dilutive convertible trust
       preferred securities                   21,631                 21,631
                                              ======                 =====


4)  Stock-Based Incentive Compensation

    The Company accounts for stock-based incentive compensation plans using the intrinsic method under which no compensation cost is recognized for stock option grants as the options are granted at fair market value at the date of grant. Had compensation costs for these plans been determined using the fair value method, under which a compensation cost is recognized over the vesting period of the stock option based on its fair value at the date of grant, the Company's net income and earnings per share would have been affected as indicated by the following table (amounts in thousands except per share data):

                                   13 Weeks Ended      13 Weeks Ended
                                  October 26, 2003     October 27, 2002
                                  ----------------     ----------------
    Net income, as reported             $3,758              $4,601

    Deduct:  Total stock-based employee compensation
             expense determined under fair value-based
             method for all awards, net of
             related tax effects          (924)               (687)
                                         ------             -------
    Pro forma net income                $2,834              $3,914
                                        ======              ======

    Basic and diluted income per share,
      as reported                       $  .10              $  .13
                                        ======              ======
    Basic and diluted income per share,
      pro forma                         $  .08              $  .11
                                        ======              ======

                                   26 Weeks Ended      26 Weeks Ended
                                  October 26, 2003     October 27, 2002
                                  ----------------     ----------------

    Net income, as reported             $5,674              $3,081

    Deduct:  Total stock-based employee compensation
             expense determined under fair value-based
             method for all awards, net of
             related tax effects        (1,544)             (1,212)
                                         ------             -------
    Pro forma net income                $4,130              $1,869
                                        ======              ======

    Basic income per share,
      as reported                       $  .16              $  .09
                                        ======              ======
    Diluted income per share,
      as reported                       $  .15              $  .09
                                        ======              ======

    Basic and diluted income per
      share, pro forma                  $  .11              $  .05
                                        ======              ======

5)  Inventory Valuation
    Inventories are valued at the lower of cost (first-in, first-out) or market. Manufacturing cost includes materials, labor and manufacturing overhead. Retail finished goods are valued at cost less intercompany manufacturing profit. Inventories consist of the following:

                                     October 26, 2003    April 27, 2003
                                     ----------------    --------------
                                            (Amounts in thousands)
    Manufacturing inventory-
      Raw materials                       $114,686          $105,971
      Work in process                       29,479            29,176
      Finished goods                        17,741            25,146
                                          --------          --------

                                           161,906           160,293
                                           -------           -------

    Retail inventory-
      Finished goods                        96,722            97,957
      Less manufacturing profit            (17,334)          (17,729
                                           -------           -------

                                            79,388            80,228
                                           -------           -------

                                          $241,294          $240,521
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

    Balance at April 27, 2003                      $62,137

    Warranties issued and changes in
      the estimated liability during the period     33,721

    Settlements made during the period             (37,821)
                                                   -------

    Balance at October 26, 2003                    $58,037
                                                   =======

7)  Other Comprehensive Income

    The difference between net income and total comprehensive income is shown below (amounts in thousands):

                                    13 Weeks Ended       26 Weeks Ended
                                  Oct. 26,   Oct. 27,   Oct. 26,   Oct. 27,
                                   2003       2002       2003       2002
                                  -------    -------    --------   -------

    Net income                    $3,758     $4,601      $5,674    $3,081

    Foreign currency translation   1,431         54       2,376       328

    Unrealized gain (loss) on
      Investments                      5        (81)         31       (92)
                                  ------     ------      ------    ------

    Comprehensive income          $5,194     $4,574      $8,081    $3,317
                                  ======     ======      ======    ======

8)  New Accounting Pronouncements

    In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 150 (FAS 150), "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement requires an issuer to classify a financial instrument issued in the form of shares that are mandatorily redeemable-that embodies an unconditional obligation requiring the issuer to redeem them by transferring its assets at a specified or determinable date-as a liability. We have three series of convertible trust preferred securities totaling $375 million that are now treated as quasi-equity securities. We previously indicated that, with the adoption of FAS 150, we would be required to reclassify these securities as long-term liabilities. However, recent interpretive guidance relative to FAS 150 indicates that, if redemption is not certain to occur, as in the Company's situation due to the conversion feature, then the securities are not required to be classified as a liability. Therefore, the adoption of the new standard will have no impact on our financial reporting. Effective with this report, the convertible trust preferred securities will be described as "optionally redeemable" in place of "mandatorily redeemable."

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

9)  Repurchase Commitments

    Producers of recreational vehicles and manufactured housing customarily enter into repurchase agreements with lending institutions that provide wholesale floorplan financing to independent dealers. These agreements generally provide that, in the event of a default by a dealer in its obligation to these credit sources, we will repurchase product. With most repurchase agreements our obligation ceases when the amount for which we are contingently liable to the lending institution has been outstanding for more than 12, 18 or 24 months, depending on the terms of the agreement. The contingent liability under these agreements approximates the outstanding principal balance owed by the dealer for units subject to the repurchase agreement less any scheduled principal payments waived by the lender. Although the maximum potential contingent repurchase liability approximated $149 million for inventory at manufactured housing dealers and $535 million for inventory at RV dealers as of October 26, 2003, the risk of loss is reduced by the potential resale value of any products that are subject to repurchase, and is spread over numerous dealers and financial institutions. The gross repurchase obligation will vary depending on the season and the level of dealer inventories. Typically, the fiscal third quarter repurchase obligation will be greater than other periods due to higher dealer inventories. The RV repurchase obligation is significantly more than the manufactured housing obligation due to a higher average cost per motor home and more units in dealer inventories. Past losses under these agreements have not been significant and lender repurchase demands have been funded out of working capital. Through the first six months of fiscal year 2004, we have repurchased $1.9 million of product compared to $2.0 million for the same period in the prior year, with a repurchase loss of $406,000 incurred this year compared to a repurchase loss of $373,000 in the prior year


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Our manufacturing activities are conducted in 16 states within the U.S., and to a much lesser extent in Canada. In addition, we operate five supply companies that provide components for our manufactured housing and recreational vehicle operations, while also generating outside sales. Our business began in 1950 producing travel trailers and quickly evolved to the exclusive production of factory-built homes. We re-entered the recreational vehicle business in 1964. We distribute our manufactured products primarily through a network of independent dealers throughout the United States and Canada. In fiscal 1999, we entered the manufactured housing retail business through a combination of key acquisitions and internal development of new retail sales centers. At October 26, 2003, we operated 132 retail sales locations in 21 states, and were one of the four largest retailers of manufactured homes in the United States.

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. This requires us to make estimates and assumptions that affect the amounts reported in the financial statements and notes. We evaluate these estimates and assumptions on an ongoing basis using historical experience and various other factors that we believe are reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from these estimates under different assumptions or conditions.

The following is a description of our critical accounting policies, several of which reflect our more significant judgments and estimates and that could potentially result in materially different results under different assumptions and conditions.

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), as amended by SAB 101A and 101B.

Revenue for manufacturing operations is generally recorded when all of the following conditions have been met:

   1.  an order for a product has been received from a dealer;
   2. written or verbal approval for payment has been received from the dealer's flooring institution;
   3. a common carrier signs the delivery ticket accepting responsibility for the product as agent for the dealer; and
   4. the product is removed from Fleetwood's property for delivery to the dealer who placed the order.

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

For retail sales from Company-owned retail stores, sales revenue is recognized when the home has been delivered, set up and accepted by the consumer, title has been transferred and funds have been received from either the homebuyer or the homebuyer's lender.

Warranty

Fleetwood provides customers of our products with a warranty covering defects in material or workmanship for periods ranging from one to two years, with longer warranties on certain structural components. We record a liability based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. Factors we use in estimating the warranty liability include a history of units sold to dealers and retail customers, the average cost incurred to repair a unit and a profile of the distribution of warranty expenditures over the warranty period. A significant increase in dealer shop rates, the cost of parts or the frequency of claims could have a material adverse impact on our operating results for the period or periods in which such claims or additional costs materialize.

Insurance Reserves

Generally, we are self-insured for health benefit, workers' compensation, products liability and personal injury insurance. Under these plans, liabilities are recognized for claims incurred (including an estimate for those incurred but not reported), changes in the reserves related to prior claims and an administration fee. At the time a claim is filed, a liability is estimated to settle the claim. The liability for workers' compensation claims is guided by state statute. Factors considered in establishing the estimated liability for products liability and personal injury claims are the nature of the claim, the geographical region in which the claim originated, loss history, severity of the claim, the professional judgment of our legal counsel, and inflation. Any material change in the aforementioned factors could have an adverse impact on our operating results. We maintain excess liability insurance with outside insurance carriers to minimize our risks related to catastrophic claims.

Deferred Taxes

Deferred tax assets and liabilities are determined based on temporary differences between income and expenses reported for financial reporting and tax reporting. We are required to record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. In assessing the need for a valuation allowance, we previously considered all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. Current accounting guidance indicates that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. As a result of this guidance, our recent cumulative losses and the full utilization of our loss carryback potential, we concluded that a partial valuation allowance against our net deferred tax assets was appropriate. Accordingly, as of fiscal year 2003, after considering only the effects of prudent and feasible tax strategies, we recognized a valuation allowance of $28.4 million. We continue to believe that the combination of all positive and negative factors will enable us to realize the full value of the deferred tax assets. If, after future assessments of the realizability of our deferred tax assets, we determine a lesser or greater allowance is required, we would record a reduction or increase to income tax expense and the valuation allowance in the period of such determination.

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

Repurchase Commitments

Producers of recreational vehicles and manufactured housing customarily enter into repurchase agreements with lending institutions that provide wholesale floorplan financing to independent dealers. These agreements generally provide that, in the event of a default by a dealer in its obligation to these credit sources, we will repurchase product. With most repurchase agreements our obligation ceases when the amount for which we are contingently liable to the lending institution has been outstanding for more than 12, 18 or 24 months, depending on the terms of the agreement. The contingent liability under these agreements approximates the outstanding principal balance owed by the dealer for units subject to the repurchase agreement less any scheduled principal payments waived by the lender. Although the maximum potential contingent repurchase liability approximated $149 million for inventory at manufactured housing dealers and $535 million for inventory at RV dealers as of October 26, 2003, the risk of loss is reduced by the potential resale value of any products that are subject to repurchase, and is spread over numerous dealers and financial institutions. The gross repurchase obligation will vary depending on the season and the level of dealer inventories. Typically, the fiscal third quarter repurchase obligation will be greater than other periods due to higher dealer inventories. The RV repurchase obligation is significantly more than the manufactured housing obligation due to a higher average cost per motor home and more units in dealer inventories. Past losses under these agreements have not been significant and lender repurchase demands have been funded out of working capital. Through the first six months of fiscal year 2004, we have repurchased $1.9 million of product compared to $2.0 million for the same period in the prior year, with a repurchase loss of $406,000 incurred this year compared to a repurchase loss of $373,000 in the prior year. In the past three fiscal years we have had the following repurchase activity:

                                         Fiscal Years
                                     (Amounts in millions)
                              2003              2002        2001
                              ----              ----        ----

Units                          182               417        641

Repurchase amount             $4.4              $10.5      $15.0

Loss recognized (1)           $ --              $ 2.1      $ 3.3


(1) An accrual for a potential repurchase loss was reversed in the fourth quarter of fiscal 2003 that offset losses incurred during that year.

Results of Operations

The following is an analysis of changes in key items included in the condensed consolidated statements of operations for the 13 and 26-week periods ended October 26, 2003, and October 27, 2002.

                                  13 Weeks Ended           26 Weeks Ended
                                October 26, 2003         October 26, 2003
                                ----------------         ----------------
                                   (Unaudited)              (Unaudited)

(Amounts in thousands)           Increase      %          Increase      %
                                (Decrease)   Change      (Decrease)  Change
                                 --------    ------       --------   ------

Net sales                         $33,597     5.2%        $68,453     5.5%
Cost of products sold              36,417     7.1          76,216     7.6
                                  -------     ---         -------     ----

  Gross profit                     (2,820)   (2.2)         (7,763)   (3.1)

Selling expenses                   (5,284)  (10.1)        (12,453)  (11.8)
General and administrative expenses 2,296     3.8           1,082      .9
                                   ------    ----         -------    ----

  Operating income                    168     1.1           3,608    14.9

Other expense                       2,750      --           1,878   100.8
                                    -----     ----          ------  -----

Income before provision for income
  taxes and minority interest      (2,582)  (16.6)          1,730     7.7
Provision for income taxes         (1,859)  (31.8)         (1,094)  (11.9)
Minority interest in Fleetwood Capital
  Trusts, net of income taxes         120     2.4             231     2.3
                                   ------    ----          ------    ----

Net income                          $(843)  (18.3)%        $2,593    84.2%
                                     ====    ====          ======    ====

Current Quarter Compared to Same Quarter Last Year

Consolidated Results:

We earned net income of $3.8 million or $.10 per diluted share in the October quarter compared to earning $4.6 million or $.13 per diluted share a year ago. Last year's net income included a $2.6 million gain from the sale of property. The net income earned in the first and second quarters of fiscal year 2004 represents the first two quarters of consecutive profit since the third and fourth quarters of fiscal year 2000.

Consolidated revenues rose 5 percent to $674.7 million in the second quarter compared to $641.1 million in the prior year. A strong recreational vehicle market and improved products drove a 14 percent sales increase in RVs, which more than offset a 7 percent decline in manufactured housing revenues.

Income from operations was $15.3 million compared to $15.1 million in the prior year. The manufacturing segment earned $23.0 million, excluding intercompany profit, and housing retail lost $8.4 million. The RV Group earned $16.5 million of income from operations compared to $17.0 million in the prior year. The lower income was the result of gross margin deterioration primarily in the towable products. The Motor Home Division's operating income increased 22 percent to $14.7 million compared to $12.0 million in the prior
year mainly due to a 14 percent increase in sales.   The Travel Trailer
Division earned $0.1 million of income in the second quarter compared to $3.6 million in the prior year. The $3.5 million decrease was mainly due to gross profit erosion from increased raw material costs and incremental labor costs associated with producing a relatively large number of new 2004 fifth-wheel models that tend to have a higher material content and are more difficult to manufacture. Folding trailers earned $1.6 million in the current quarter compared to $1.4 million in the prior year despite a 19 percent decline in shipments. The Housing Group earned $6.2 million from manufacturing operations, before intercompany profit elimination, compared to $2.5 million in the prior year. The improvement in profitability, despite a 7 percent decline in sales to $181.0 million, was the result of an increase in gross margin and a 38 percent decline in product warranty expenses.

Gross margin declined from 20.0 percent to 18.6 percent of sales mainly due to increased raw material costs and incremental RV manufacturing costs associated with the introduction of new products. Gross margin in the RV segment decreased from 16.4 percent to 14.4 percent of sales in the current year, mostly due to higher travel trailer prime costs resulting from raw material increases and incremental costs related to the changeover to new products. Gross margin for the manufactured housing segment improved from
22.0 percent to 23.1 percent as a result of selling price increases that more than offset increases to raw material costs and direct labor wage rates. Retail housing gross profit as a percentage of sales improved slightly to 20.1 percent for the second quarter compared to 20.0 percent in the prior year.

Operating expenses, which include selling, general and administrative expenses, decreased $3.0 million or 3 percent in the second quarter, and fell as a percentage of sales from 17.7 percent to 16.3 percent. The decline from the prior year was primarily due to lower product warranty expenses, which decreased $7.9 million or 24 percent and fell as a percentage of sales from 5.0 percent to 3.6 percent in the current second quarter. Housing Group direct and indirect warranty expenses fell by $6.0 million or 38 percent, mainly as a result of lower volume and cost-cutting actions. Selling expenses increased $2.6 million and rose as a percentage of sales from 3.1 percent to 3.4 percent for the current year, primarily due to marketing expenses related to the launch of new products. General and administrative expenses rose $2.3 million, but decreased as a percentage of sales from 9.5 percent to 9.4 percent.

Other expense for the first quarter was $2.3 million compared to $0.4 million of income in the prior year. The prior year included a $2.6 million gain from the sale of a travel trailer plant in California.

The effective tax rate was 30.8 percent in the second quarter compared to
37.7 percent one year ago. The current year's rate does not include a federal provision because the Company has a net operating loss (NOL) carryforward and has recorded a partial valuation allowance against the net deferred tax asset. The relatively high rate for the current year (considering there is no federal provision) was the result of the low level of aggregate pre-tax income and the fact that the Company incurs a state tax liability in several states but does not receive a tax benefit in other states, such as Texas, where losses were the highest.

Recreational Vehicles:

Recreational vehicle sales rose 14 percent to $450.0 million compared to $395.8 million for last year's October quarter. Travel trailer sales led the group with a 24 percent increase to $144.6 million, compared to $117.0 million in the prior year, primarily due to an improving market, good customer acceptance of 2004 model year products and a 61 percent increase in deliveries of fifth-wheel travel trailers that have a higher average selling price. Motor home sales improved by 14 percent to $273.6 million versus $240.7 million in the prior year, driven by an increase in deliveries of Class A diesel products that have a higher average selling price. Folding trailer sales declined 17 percent from the prior year to $31.8 million as a result of a weaker market in that segment.

The RV Group earned $16.5 million, which was mainly attributable to the Motor Home Division. Motor home operating income increased 22 percent to $14.7 million in the second quarter as a result of an increase in diesel product sales and selling price increases. The Travel Trailer Division generated operating income of $0.1 million in the current quarter, which was $3.5 million lower than the prior year's income of $3.6 million, primarily due to higher wood products cost and incremental manufacturing costs incurred in the production of new products. Folding trailers earned $1.6 million income from operations compared to $1.4 million in the prior year. Operating expenses for the RV Group were $311,000 higher than the prior year, mainly due to an increase in products liability insurance, but fell from 12.1 percent of sales to 10.7 percent in the current year.

Manufactured Housing:

Gross manufacturing revenues of $181.0 million were down 7 percent from the prior year and included $36.4 million of intercompany sales to Company-owned retail home centers. Manufacturing unit volume declined 17 percent to 5,509 homes, while the number of sections was off 15 percent from last year.
Sales volume was below the prior year due to continued weakness in the manufactured housing market, which has been adversely affected by limited availability of retail financing and competition from repossessed units.

Operating income, before adjusting for intercompany profit of $223,000 this year and $1.9 million in the prior year, improved from $2.5 million to $6.2 million, mainly due to improved gross margin and lower product warranty expense. Gross profit margin for the Housing Group rose from 22.0 percent to 23.1 percent of sales, largely as a result of increased selling prices that more than offset higher raw material costs along with reductions in manufacturing overheads. Housing Group operating costs fell $4.8 million or 12 percent as a result of a 38 percent drop in product warranty costs. Partially offsetting the warranty reduction was an increase in general and administrative expenses stemming from a larger allocation of corporate expenses this year and higher products liability insurance.

Retail Housing Operations:

Retail housing revenues from Fleetwood Retail Corp. (FRC) were down .3 percent in the second quarter at $69.7 million on a 6 percent decline in unit sales due to difficult market conditions caused by restrictive financing. The retail division incurred an operating loss of $8.4 million for the current quarter compared to a loss of $7.8 million a year ago. The operating loss was $0.6 million higher mainly due to an increase in operating expenses, as sales and gross profit dollars were about the same as the prior year. Interest expense on inventory financing increased 4 percent from $506,000 to $525,000, while inventories were static at $79 million for both periods. The retail housing segment was operating 132 stores at the end of October this year versus 135 stores last year.


                           Fleetwood Retail Corp.
                         Key Operational Information

                                               Quarter Ended*
                                           Sept. 2003    Sept. 2002
                                           ----------    -----------

Number of retail stores
   Beginning                                    133          136
   New                                            3           --
   Closed                                        (2)          (1)
   Transferred                                   --           --
                                                ----         ----
   Ending                                       134          135

Average number of retail stores                 134          135

Unit volume
   Retail - new
     Single-section                             218          231
     Multi-section                              999        1,029
                                              -----        ------
     Subtotal                                 1,217        1,260

   Retail - pre-owned                           172          210
                                              -----        -----

   Total                                      1,389        1,470
                                              =====        =====

Average number of homes sold per store           10           11

Average sales price
   New
     Single-section                         $29,576      $26,406
     Multi-section                          $59,949      $54,282

   Pre-owned                                $16,840       $9,233

Average unit inventory per store at quarter end
   New                                           18           18

   Pre-owned                                      3            3

* The above statistics are as of FRC's first fiscal quarter end, which is the last day in September. Unless noted otherwise, all other statistics in this report related to FRC are as of Fleetwood Enterprises, Inc.'s second fiscal quarter ended October 26, 2003.

Supply Operations:

The Supply Group contributed second quarter revenues of $9.3 million compared to $10.9 million a year ago. Operating income decreased from $1.0 million in the prior year to $0.4 million in the current quarter due to the lower sales.

Current Year-to-Date Compared to Same Period Last Year

Consolidated Results:

For the first six months of fiscal 2004, we earned net income of $5.7 million or $.15 per diluted share compared to $3.1 million or $.09 per diluted share a year ago. Last year's net income included a $2.6 million gain from the sale
of property.   The improved results were mainly due to an increase in sales and a decline in product warranty expenses.

Consolidated revenues rose 6 percent to $1.32 billion compared to $1.25 billion for last year's first half. A strong recreational vehicle market and improved products drove a 16 percent sales increase in RVs, which more than offset a 9 percent decline in manufactured housing revenues.

Income from operations was $27.9 million compared to $24.3 million in the prior year. The manufacturing segment earned $40.6 million, excluding intercompany profit, and housing retail lost $16.9 million. The RV Group earned $31.4 million from operations in the current year compared to $34.7 million in the prior year. The 10 percent decline in income, even though sales rose by 16 percent to $886.6 million, was the result of a deterioration in gross margin from 16.4 percent to 14.2 percent of sales mainly due to incremental manufacturing costs related to new product introductions. The Motor Home Division's operating income increased 17 percent to $26.8 million compared to $22.8 million in the prior year mainly due to a 16 percent
increase in sales.   The Travel Trailer Division earned $4.0 million in the
first half of fiscal 2004 compared to $9.4 million in the prior year for the same period. The $5.4 million decrease in income was mainly due to gross profit erosion from increased raw material costs and incremental labor costs associated with producing a relatively large number of new 2004 fifth-wheel models that tend to have a higher material content and are more difficult to manufacture. Folding trailers earned $0.7 million in the first six months compared to $2.5 million in the prior year due to a 21 percent decline in shipments as a result of soft market conditions. The Housing Group earned $8.0 million from manufacturing operations, before intercompany profit elimination, compared to $3.2 million in the prior year. The improvement in profitability, despite a 9 percent decline in sales to $350.8 million, was the result of an increase in gross margin and a 34 percent decline in product warranty expenses.

Gross margin declined from 20.0 percent to 18.4 percent of sales mainly due to rising raw material costs and incremental RV manufacturing costs associated with the introduction of new products. Gross margin in the RV segment decreased from 16.4 percent to 14.2 percent of sales in the current year, mostly due to higher travel trailer prime costs resulting from wood products raw material increases and incremental costs related to the changeover of production to new products. Gross margin for the manufactured housing segment improved from 21.7 percent to 23.0 percent as a result of selling price increases that more than offset increases to raw material costs and direct labor wage rates. Retail housing gross profit as a percentage of sales improved to 20.3 percent for six months of the current year compared to 19.7 percent in the prior year due to a concerted effort to maintain margins in a very competitive market.

Operating expenses, which include selling, general and administrative expenses, decreased $11.4 million or 5 percent in the first half of fiscal 2004, and fell as a percentage of sales from 18.0 percent to 16.3 percent. The operating expense decline from the prior year was primarily due to lower product warranty expenses, which decreased $11.4 million or 18 percent and fell as a percentage of sales from 5.0 percent in the prior year to 3.9 percent. Housing Group direct and indirect warranty expenses fell by $11.2 million or 34 percent, mainly from lower volume and cost-cutting actions. Selling expenses decreased $1.0 million and fell as a percentage of sales from 3.4 percent to 3.1 percent for the current year. General and administrative expenses rose $1.1 million, but decreased as a percentage of sales from 9.6 percent to 9.2 percent.

Other expense for the first six months was $3.7 million compared to $1.9 million of income in the prior year. The prior year included a $2.6 million gain from the sale of a plant in California.

The effective tax rate was 33.6 percent in the current year compared to 41.1 percent one year ago. The current year's rate does not include a federal provision because the Company has a net operating loss (NOL) carryforward and has recorded a partial valuation allowance against the net deferred tax asset. The relatively high rate for the current year (considering there is no federal provision) was the result of the low level of aggregate pre-tax income and the fact that the Company incurs a state tax liability in several states but does not receive a tax benefit in other states, such as Texas, where losses were the highest.

Recreational Vehicles:

Recreational vehicle sales in the first six months of fiscal 2004 rose 16 percent to $886.6 million compared to $766.8 million for the same period in the prior year. Travel trailer sales led the group with a 26 percent increase to $301.4 million, compared to $238.8 million in the prior year, primarily due to customer acceptance of 2004 model year products. Motor home sales improved by 16 percent to $530.9 million versus $459.0 million in the prior year, driven by an increase in deliveries of Class A diesel products that have a higher average selling price. Folding trailer sales declined by 21 percent from the prior year to $54.2 million as a result of a weaker market for that segment.

The RV Group earned $31.4 million, which was mainly attributable to the Motor Home Division. Motor home operating income increased 17 percent to $26.8 million in the first half as a result of an increase in diesel product sales. The Travel Trailer Division generated operating income of $4.0 million in the current year compared to $9.4 million in the prior year. The 58 percent drop in income was primarily due to gross margin erosion resulting from higher raw material costs and incremental manufacturing costs incurred in the production of new products. Folding trailers earned $0.7 million from operations compared to $2.5 million in the prior year. Operating expenses for the RV Group were $3.8 million higher than the prior year but fell from 11.9 percent of sales to 10.7 percent of sales.

Manufactured Housing:

Gross manufacturing revenues of $350.8 million fell 9 percent from the prior year and included $63.5 million of intercompany sales to Company-owned retail home centers. Manufacturing unit volume declined 17 percent to 10,881 homes, while the number of sections was off 16 percent from last year. Sales volume was below the prior year due to continued weakness in the manufactured housing market, which has been adversely affected by limited availability of retail financing and competition from repossessed units.

Operating income, before adjusting for intercompany profit of $0.4 million this year and $4.1 million in the prior year, improved 148 percent from $3.2 million to $8.0 million, mainly due to improved gross margin and lower product warranty expense. Gross profit margin for the Housing Group rose from 21.7 percent to 23.0 percent of sales, primarily as a result of increased selling prices that more than offset higher raw material costs along with reductions in manufacturing overheads. Housing Group operating costs declined by $8.2 million or 10 percent as a result of a 34 percent drop in product warranty costs. Partially offsetting the warranty reduction was an increase in general and administrative expenses due to a larger allocation of corporate expenses and an increase in products liability insurance rates this year.

Retail Housing Operations:

Retail housing revenues were $127.3 million in the first six months versus $142.4 million in the prior year. The 11 percent decline in sales was due to difficult market conditions caused by restrictive financing and competition from the resale of repossessed homes. The retail division incurred an operating loss of $16.9 million for the current year compared to a loss of $17.6 million a year ago. The lower operating loss was mainly due to an improvement in gross margin from 19.7 percent of sales to 20.3 percent of sales for the current year. Interest expense on inventory financing decreased by 12 percent from $1.1 million to $1.0 million, while inventories remained static at $79 million for both periods.

Supply Operations:

The Supply Group revenues for the first half of fiscal 2004 were $17.7 million compared to $20.3 million a year ago. Operating income decreased from $2.0 million in the prior year to $1.1 million in the current year due to the lower sales.

Business Outlook

The combination of an improved RV market and positive acceptance of our new motor home products has been reflected in increased market share and higher production rates, resulting in significantly improved motor home earnings compared with the past two years. The Travel Trailer Division introduced new products covering 60 percent of its model line-up at the national trade show in December 2002. The new products have been well received as evidenced by the double-digit sales growth since introduction. However, due to the breadth of change in terms of the number of models, amount of content and resulting complexities, the impact of the new products on manufacturing negatively affected the operating results in the second half of fiscal year 2003 and into the first half of fiscal 2004.

With the current low interest rates, continuing economic recovery and the introduction of new products, we expect that our RV Group will achieve improved operating results in fiscal 2004. However, the anticipated improvement could be at risk if consumer confidence, which is a key factor affecting the recreational vehicle industry, deteriorates due to concerns regarding the economy, gasoline prices or global tensions.

Conditions in the manufactured housing market have been in decline since 1999, and further deteriorated in the first half of fiscal year 2004. Competition from repossessed homes, more stringent lending standards, relatively high retail interest rates for manufactured housing and the shortage of retail financing have adversely affected the industry. These conditions were aggravated by several developments during calendar 2002. As a result of the exit of several consumer lenders, there has been a reduction in the volume of loans being written, particularly in the chattel, or home only, portion of the business, related mostly to single-section homes.

In October 2002, Conseco Finance Servicing Corp. (Conseco), formerly the largest provider of retail financing to the manufactured housing industry, announced it would no longer provide retail financing in any form and that it would more aggressively liquidate its existing inventory of repossessed homes. Further, Oakwood Homes, the fourth largest manufacturer, as well as a major industry retailer and lender, announced in November 2002 that it was filing for Chapter 11 bankruptcy protection. Subsequently, Conseco and Oakwood have been aggressively liquidating their inventories of repossessed homes, which has depressed demand and pricing for new homes even further.
We expect the industry will benefit in the future from these accelerated efforts to liquidate repossessed homes, thereby eventually reducing the competition with new homes. In fact, there are indications the inventory of foreclosed homes may be declining. However, we expect we will continue to be challenged by the overhang of repossessions in the near term. In the meantime, industry shipments in the first half of calendar 2003 were lower than any other six-month period in the past 40 years. As a result of these conditions, over the past three years there have been significant industry manufacturing and retail capacity reductions and more are expected until the retail finance and inventory situation improves.

We expect that the operating environment for manufactured housing will continue to be challenging, at least through fiscal year 2004. Recently, Fannie Mae, the nation's largest source of financing for home mortgages, promulgated new regulations related to purchasing mortgages on manufactured homes that will further restrict the availability of financing. The effects of this action have been felt for some months; however, there has been a recent easing of restrictions. In addition, a national lender has recently begun providing manufactured housing retail financing. Depending on the extent of the financing actually provided by this and other lenders, in combination with retail financing that may be provided by other new entrants or that Fleetwood may make available through our own HomeOne Credit Corp. finance subsidiary, it is possible that manufactured housing industry conditions could begin to moderate in future months.

For fiscal 2004, we expect to achieve profitability in the RV Group and the manufacturing segment of housing, although we still expect to incur an operating loss in our retail housing business. Historically, our third fiscal quarter is seasonally slower, and accordingly, we expect to report a loss for the quarter before returning to profitability in the fourth quarter.

In November 2003, we announced that Charles A. Wilkinson, 62, formerly executive vice president - chief operating officer, had departed from the Company. There are no plans to fill this position, and the senior vice presidents who lead the RV, Manufactured Housing and Supply Subsidiary groups will now report directly to Edward B. Caudill, president and chief executive officer. Over the past year we have added three senior vice presidents to oversee RVs, manufactured housing and strategic planning and marketing. In addition, we have recently added a Vice President of Engineering to bolster our RV product development efforts. These additions are an important part of our five-year business plan. We believe these individuals' talent and leadership, when combined with that of Fleetwood's seasoned management team, will assist our efforts to achieve the Company's long-term strategic initiatives and to return to consistent profitability.

Liquidity and Capital Resources

We have historically relied upon internally generated cash flows to satisfy working capital needs and to fund capital expenditures. In recent periods, however, primarily due to operating losses, we have used external funding sources to supplement internal cash flows. Cash totaling $11.7 million was used in operating activities during the first half of fiscal 2004 compared to cash generated of $55.6 million for the similar period one year ago. The use of cash from operations resulted primarily from a $33.9 million increase in receivables as a result of improved sales compared to the prior year. Last year, the cash generated from operations was mainly attributable to a $30.2 million refund of Federal taxes, arising from a carryback of losses to prior periods. Late in fiscal October 2003, 2.7 million shares of common stock were sold in a private placement resulting in cash proceeds of $24.9 million. As a result of this transaction and the above-mentioned changes, cash and marketable investments rose $6.8 million from $69.8 million as of April 27, 2003, to $76.6 million as of October 26, 2003.

Additional cash outlays in the first six months included $16.0 million in finance loans receivable at our HomeOne finance subsidiary and $5.5 million in net capital expenditures. In the same period of the prior year, the Company had net capital expenditures of $3.1 million. Distributions of $6.0 million on the 6% convertible trust preferred securities were deferred in the first half of this year, and $8.9 million in distributions on the 9.5% issues were paid in cash this year, whereas $4.5 million was paid in cash and a like amount paid in common stock for the two distributions in the first half of fiscal year 2003.

At the end of the October 2003 quarter, short-term borrowings under our secured syndicated credit facility, led by Bank of America, N.A., as administrative agent, were $26.9 million. Currently, lender commitments to the facility total $130 million. Our borrowing capacity, however, is governed by the amount of a borrowing base, consisting of inventories and accounts receivable, that fluctuates significantly from week to week. The borrowing base is revised weekly for changes in receivables and monthly for changes in inventory balances. Under the borrowing agreement, $30 million must be maintained as minimum unused availability, with the remainder available to support standby letters of credit and fund borrowings. At the end of the October quarter, the borrowing base totaled $153.7 million. After consideration of the unused minimum requirement, collateral reserves of $1.9 million, $45.6 million in standby letters of credit and the outstanding borrowings, unused borrowing capacity was approximately $23.1 million.

We recently reached an agreement in principle, which has not yet been executed, for a five-year capital lease of RV manufacturing equipment valued at $8.6 million. The lease arrangement is collateralized by a secured interest in the equipment and certain real estate.

The Company continues to negotiate a warehouse line for our HomeOne Credit Corp. finance subsidiary, and we believe we will be able to announce a transaction by the end of this calendar year.

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

Contracts and Commitments

Below is a table showing payment obligations for long-term debt, capital leases, operating leases and purchase obligations for the next five years and beyond:

                                      Payments Due by Period
                            -----------------------------------------
                                      (Amounts in thousands)     More
                                           1-3         3-5       than 5
Contractual Obligations      Total        years*      years**    years
-----------------------      -----        ------      -------    ------

Long-term debt               $2,354        $681      $311        $1,362

Capital lease obligations     1,367       1,329        38            -

Operating leases (1)         36,143      22,817     7,784        5,542

Purchase obligations (2)      9,441       9,441         -            -

Other long-term liabilities:
  Deferred compensation
    and non-qualified
    retirement plans         58,705      23,225    18,080       17,400
  Insurance reserves         31,492      31,492
Company-obligated
    optionally redeemable
    convertible preferred
    securities (3)          374,993          --        --      347,993
                           --------     -------   -------     --------

Total                      $514,495     $88,985   $26,213     $399,297
                           ========     =======   =======     ========

* Includes payments due from October 27, 2003, through fiscal year ending April 30, 2006.

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

(3) The optionally redeemable convertible preferred securities were issued in three separate transactions, and are reflected on the balance sheet as a quasi-equity interest. In fiscal 1998, Fleetwood, through a wholly owned Delaware business trust, issued $287.5 million aggregate liquidation amount of 6% convertible trust preferred securities due 2008. In fiscal 2002, Fleetwood, through another Delaware business trust, exchanged $86.25 million in liquidation amount of the existing 6% convertible preferred securities for $37.95 million in liquidation amount of new 9.5% convertible preferred securities due 2013. Also in fiscal 2002, Fleetwood, again through a Delaware business trust, issued $150 million in aggregate liquidation amount of new 9.5% convertible preferred securities due 2013. The obligations of the business trusts to holders of the trust preferred securities are supported by debentures issued by Fleetwood to the respective business trusts. The interest is payable quarterly. Currently, as permitted by the trust documents, payment of interest is being deferred on the outstanding 6% convertible trust preferred securities. On or after February 15, 2004, we will have the right to redeem the 9.5% convertible trust preferred securities at a premium of 106.333 percent, which then declines over the next three years until it reaches 100 percent of par value.

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

In the first quarter of fiscal year 2004, we entered into three limited guarantees aggregating $1.6 million, to certain obligations of certain retailers to floorplan lenders.

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

For fixed rate debt, changes in interest rates generally affect the fair market value, but not earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not influence fair market value, but do affect future earnings and cash flows. Based upon the amount of variable rate debt outstanding at the end of the second quarter, and holding the variable rate debt balance constant, each one percentage point increase in interest rates occurring on the first day of an annual period would result in an increase in interest expense of approximately $437,000.

We do not believe that future market equity or interest rate risks related to our marketable investments or debt obligations will have a material impact on our results.

Item 4. Controls and Procedures

The Company's management evaluated, with the participation of its Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this Report. Based on their evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of October 26, 2003.

There have been no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange
Act) that occurred during the Company's fiscal quarter ended October 26, 2003, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.



                         PART II         OTHER  INFORMATION


Item 1.  Legal Proceedings

As previously reported, we filed a complaint in state court in Kansas, in the 18th Judicial District, District Court, Sedgewick County, Civil Department, against The Coleman Company, Inc. in connection with a dispute over the use of the "Coleman" brand name. Our Folding Trailer Division has licensed the name since 1989, when we bought Coleman Recreation Vehicles, Inc. Coleman recently notified us that it now has a different interpretation of the manner in which royalties were intended to be calculated under the license agreement. We had entered into discussions with Coleman to address these concerns in good faith, but on May 12, 2003, Coleman notified us that it had terminated the agreement and ordered us to cease using the name. Our lawsuit seeks declaratory and injunctive relief. On June 6, 2003, Coleman filed an answer and counterclaimed against us alleging various counts, including breach of contract and trademark infringement. A hearing on the matters was held on June 17, 18 and 19. On July 11, 2003, the Court issued an order stating that the rights and obligations of the parties should be resolved at a trial and not by injunctive relief. On July 16, 2003, Coleman filed a motion for reconsideration. The Court heard arguments on Coleman's motion on August 15, 2003, and on August 18, 2003, the Court issued an order granting a temporary injunction to Coleman enjoining Fleetwood from certain conduct, including using Coleman's name, trademark or logos. The Company is complying with the Court's order. On November 12, 2003, the Court heard arguments on our motion to reconsider the August 18, 2003, order and Coleman's motion for partial summary judgment. We are currently awaiting the Court's decisions on those motions. Trial in this matter is likely to be scheduled for January or February of 2004. We intend to aggressively pursue this litigation and provide a vigorous defense to Coleman's counterclaim. It is not possible at this time to properly assess the risk of an adverse verdict or the magnitude of the possible exposure.

Item 4.  Submission of Matters to a Vote of Security Holders

At Fleetwood's Annual Meeting of Shareholders held on September 9, 2003, the following four directors were elected to three-year terms on Fleetwood's Board of Directors: Margaret S. Dano, Dr. James L. Doti, David S. Engelman and Daniel D. Villanueva. The following directors continued in office after the meeting, but were not elected at the meeting: Paul D. Borghesani, Loren
K. Carroll, Edward B. Caudill, J. Michael Hagan, Dr. Douglas M. Lawson, John
T. Montford, and Thomas B. Pitcher.  Immediately following the meeting Glenn
F. Kummer retired as a director.

The shareholder votes on the elections were as follows:

                                For                  Withheld
                                ---                  --------
Margaret S. Dano                25,999,222          7,814,542

Dr. James L. Doti               25,787,332          8,026,432

David S. Engelman               26,156,683          7,657,081

Daniel D. Villanueva            26,156,228          7,657,536

In addition, the shareholders voted for a non-binding shareholder proposal regarding the annual election of the entire Board of Directors. The shareholder vote on the proposal was as follows:

    For:             14,959,001

    Against:         11,019,923

    Abstain:            161,316

    Non-Vote:         7,673,524


The total number of shares of Fleetwood Common stock outstanding as of July 14, 2003, the record date for the Annual Meeting, was 35,934,892.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

     15.1 Letter of Acknowledgment of Use of Report on Unaudited Interim Financial Information

     31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K

     On July 30, 2003, we filed a Current Report on Form 8-K attaching a transcript of the conference call from July 23, 2003 in which we had discussed our results for the fiscal year ended April 27, 2003.

     On July 31, 2003, we filed a Current Report on Form 8-K attaching a news release reporting the sales results for our first fiscal quarter ended July 27, 2003.

     On September 4, 2003, we filed a Current Report on Form 8-K disclosing that we had issued a news release reporting our financial results for the first fiscal quarter July 27, 2003, and we also attached certain supplemental information.

     On September 10, 2003, we filed a Current Report on Form 8-K attaching a transcript of the conference call from September 4, 2003, in which we had discussed our results for the fiscal quarter ended July 27, 2003.

     On October 21, 2003, we filed a Current Report on Form 8-K attaching a press release announcing the completion of a $25 million equity offering.

                             SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      FLEETWOOD ENTERPRISES, INC.



                                         /s/  Boyd R. Plowman
                                         ---------------------
                                         Boyd R. Plowman
                                         Executive Vice President and
                                         Chief Financial Officer

December 5, 2003

                                                        Exhibit 15.1

December 5, 2003

Board of Directors and Shareholders
Fleetwood Enterprises, Inc.

We are aware of the incorporation by reference in the Registration Statement (Form S-8 No. 33-55824) of Fleetwood Enterprises, Inc., Registration Statement (Form S-8 No. 333-15167) of Fleetwood Enterprises, Inc., Registration Statement (Form S-8 No. 333-37544) of Fleetwood Enterprises, Inc., Registration Statement (Form S-8 No. 333-101543) of Fleetwood Enterprises, Inc. for the registration of 3,552,698 shares of its common stock, Registration Statement (Form S-3 No. 333-73678) of Fleetwood Enterprises, Inc. for the registration of 2,359,945 shares of its common stock, and the Registration Statement (Form S-3 No. 333-102585) of Fleetwood Enterprises, Inc. of our report dated November 24, 2003 relating to the unaudited condensed consolidated interim financial statements of Fleetwood Enterprises, Inc. that are included in its Form 10-Q for the quarter ended October 26, 2003.

                                    /s/ ERNST & YOUNG LLP
                                    ----------------------


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



Date: December 5, 2003


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




Date: December 5, 2003


/s/ Boyd R. Plowman
--------------------------
Boyd R. Plowman
Chief Financial Officer

                                                         Exhibit 32.1


                       CERTIFICATION PURSUANT TO
                         18 U.S.C. SECTION 1350,
                         AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


Each of the undersigned hereby certifies, in his capacity as an officer of Fleetwood Enterprises, Inc. (the "Company"), for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

  1. the Quarterly Report of the Company on Form 10-Q for the period ended October 26, 2003, fully complies with the requirements of
      Section 13(a) or 15(d) of the Securities Exchange Act of 1934;
      and

  2. the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  December 5, 2003



/s/  EDWARD B. CAUDILL
-----------------------
Edward B. Caudill
President and Chief Executive Officer



/s/  BOYD R. PLOWMAN
--------------------
Boyd R. Plowman
Executive Vice President and Chief Financial Officer