Form 10-Q
period 2004-01-25
FLEETWOOD ENTERPRISES INC/DE/
filed 2004-03-04
CIK 314132

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC   20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 25, 2004

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule12b-2 of the Exchange Act).

Yes ☒	No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of Common stock as of the latest practicable date.

Class	Outstanding at March 2, 2004
Common stock, $1 par value	39,169,732 shares

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

Independent Accountants’ Review Report

To the Board of Directors and Shareholders

Fleetwood Enterprises, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Fleetwood Enterprises, Inc. as of January 25, 2004, and the related condensed consolidated statements of operations, changes in shareholders’ equity, and cash flows for the thirteen-week and thirty-nine week periods ended January 25, 2004, and January 26, 2003. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Fleetwood Enterprises, Inc. as of April 27, 2003, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the year then ended (not presented herein), and in our report dated July 14, 2003, except for Note 7, as to which the date was July 22, 2003, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of April 27, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Orange County, California
February 27, 2004

FLEETWOOD ENTERPRISES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands except per share data)

(Unaudited)

	13 Weeks Ended				39 Weeks Ended
	Jan. 25, 2004		Jan. 26, 2003		Jan. 25, 2004		Jan. 26, 2003
Net sales:
Manufacturing	$562,779		$463,386		$1,817,833		$1,637,428
Retail housing	66,937		58,748		194,272		201,183
Financial services	1,448		805		3,440		1,500
Less intercompany	(33,414)		(29,724)		(96,921)		(94,475)
	597,750		493,215		1,918,624		1,745,636

Cost of products sold	491,223		411,309		1,569,586		1,413,456
Gross profit	106,527		81,906		349,038		332,180

Operating expenses	107,099		103,622		318,821		328,238
Financial services expenses	1,659		1,407		4,552		2,777
Gain on sale of drapery operation	(3,645)		—		(3,645)		—

Operating income (loss)	1,414		(23,123)		29,310		1,165

Other income (expense):
Investment income	346		527		1,193		2,062
Interest expense	(3,332)		(2,676)		(8,615)		(8,105)
Other	—		3,469		695		5,500
	(2,986)		1,320		(6,727)		(543)

Income (loss) before income taxes, and minority interest	(1,572)		(21,803)		22,583		622
(Provision) benefit for income taxes	(3,387)		8,505		(11,515)		(717)
Minority interest in Fleetwood Capital Trusts I, II and III, net of income taxes	(5,212)		(5,107)		(15,565)		(15,229)

Net loss	$(10,171)		$(18,405)		$(4,497)		$(15,324)

	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net loss per Common share	$(.26)	$(.26)	$(.51)	$(.51)	$(.12)	$(.12)	$(.43)	$(.43)

Weighted average Common shares	38,871	38,871	35,935	35,935	36,977	36,977	35,847	35,847

See accompanying notes to condensed consolidated financial statements.

FLEETWOOD ENTERPRISES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except share data)

	January 25, 2004	April 27, 2003
	(Unaudited)
Assets
Cash	$13,412	$31,515
Marketable investments available for sale	69,036	38,261
Receivables	198,645	143,452
Inventories	257,674	240,521
Deferred taxes, net	58,488	58,488
Other current assets	17,545	18,998

Total current assets	614,800	531,235

Finance loans receivable, net	38,551	13,293
Property, plant and equipment, net	255,014	260,318
Deferred taxes, net	31,275	31,275
Cash value of Company-owned life insurance, net	49,487	55,004
Goodwill	6,316	6,366
Other assets	34,541	27,075

Total assets	$1,029,984	$924,566
Liabilities and Shareholders’ Equity
Accounts payable	$81,413	$78,890
Employee compensation and benefits	74,303	70,006
Product warranty reserve	55,817	62,137
Retail flooring liability	19,349	15,357
Other short-term borrowings	—	16,054
Accrued minority interest distribution	35,427	25,249
Other current liabilities	64,725	80,631

Total current liabilities	331,034	348,324

Deferred compensation and retirement benefits	51,880	58,196
Insurance reserves	31,685	30,344
Long-term debt	102,211	2,357

Total liabilities	516,810	439,221

Commitments and contingencies

Company-obligated optionally redeemable convertible preferred securities of Fleetwood Capital Trusts I, II and III holding solely convertible subordinated debentures of the Company	375,301	374,377

Shareholders’ equity:
Preferred stock, $1 par value, authorized 10,000,000 shares, none outstanding	—	—
Common stock, $1 par value, authorized 75,000,000 shares, outstanding 39,129,000 at January 25, 2004, and 35,935,000 at April 27, 2003	39,129	35,935
Additional paid-in capital	276,101	250,175
Retained deficit	(177,573)	(173,076)
Accumulated other comprehensive income (loss)	216	(2,066)

Total shareholders’ equity	137,873	110,968

	$1,029,984	$924,566

See accompanying notes to condensed consolidated financial statements.

FLEETWOOD ENTERPRISES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	39 Weeks Ended
	January 25, 2004	January 26, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(4,497)	$(15,324)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	17,826	19,354
Amortization of financing costs	4,217	3,506
Gain on sales of property, plant and equipment	(4,661)	(5,500)
Issuance of stock in lieu of cash for minority interest distribution	—	4,464
Changes in assets and liabilities-
Increase in receivables	(55,193)	(5,044)
Increase in inventories	(17,153)	(33,152)
(Increase) decrease in income tax receivable	(940)	20,604
Decrease in deferred tax benefits	—	496
(Increase) decrease in cash value of Company-owned life insurance	5,517	(1,517)
Increase in other assets	(8,200)	(2,840)
Increase (decrease) in accounts payable	2,523	(12,889)
Decrease in employee compensation and benefits	(2,019)	(1,369)
Decrease in product warranty reserve	(6,320)	(6,579)
Increase (decrease) in other liabilities	(4,387)	1,607

Net cash used in operating activities	(73,287)	(34,183)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of marketable investments available-for-sale	(598,920)	(533,972)
Proceeds from sale of marketable investments available-for-sale	568,178	566,386
Purchases of property, plant and equipment, net	(7,861)	(2,315)
Finance loans receivable	(25,258)	(8,939)

Net cash provided by (used in) investing activities	(63,861)	21,160

CASH FLOWS FROM FINANCING ACTIVITIES:

Common stock issued	24,930	—
Increase (decrease) in retail flooring liability	3,992	(6,973)
Increase (decrease) in short-term bank borrowings	(16,054)	14,315
Increase (decrease) in long-term debt	99,854	(6,261)
Proceeds from exercise of stock options	4,074	192

Net cash provided by financing activities	116,796	1,273

Foreign currency translation adjustment	2,249	1,030

Decrease in cash	(18,103)	(10,720)
Cash at beginning of period	31,515	26,083

Cash at end of period	$13,412	$15,363

See accompanying notes to condensed consolidated financial statements.

FLEETWOOD ENTERPRISES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES

IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Amounts in thousands)

			Additional Paid-In Capital	Retained Deficit	Accumulated Other Compre- hensive Income (Loss)	Total Shareholders’ Equity

	Common Stock
	Number of Shares	Amount

Balance April 27, 2003	35,935	$35,935	$250,175	$(173,076)	$(2,066)	$110,968

Comprehensive income (loss):

Net loss	—	—	—	(4,497)	—	(4,497)

Other comprehensive income:

Foreign currency translation, net of taxes of $953	—	—	—	—	2,249	2,249

Investment securities, net of taxes of $19	—	—	—	—	33	33

Comprehensive loss						(2,215)

Stock issued	2,674	2,674	22,256	—	—	24,930

Stock options exercised (including related tax benefits)	520	520	3,554	—	—	4,074

Amortization of restricted stock	—	—	116	—	—	116

Balance January 25, 2004	39,129	$39,129	$276,101	$(177,573)	$216	$137,873

See accompanying notes to condensed consolidated financial statements.

FLEETWOOD ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 25, 2004

(Unaudited)

1)         Basis of Presentation

Fleetwood Enterprises, Inc. (the “Company”) is the nation’s leader in recreational vehicle sales, and one of the nation’s largest producers and retailers of manufactured housing.  The RV Group or segment consists of the motor home, travel trailer and folding trailer divisions.  The Housing Group consists of the manufacturing and retail divisions or segments.  The Company also provides financial services through its HomeOne Credit Corp. finance subsidiary (HomeOne) and operates a supply business, which provides components for the manufactured housing and recreational vehicle operations, while also generating outside sales..  The Company conducts manufacturing in 16 states within the U.S., and to a much lesser extent in Canada.  The accompanying condensed financial statements consolidate the accounts of the Company and its wholly owned subsidiaries.  All significant intercompany balances and transactions have been eliminated.  Certain amounts previously reported have been reclassified to conform to the Company’s fiscal 2004 presentation.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements.  Actual results could differ from those estimates.  Significant estimates made in preparing these financial statements include accrued warranty costs, workers’ compensation reserves, and accrued postretirement health care benefits.

In the opinion of the Company’s management, the accompanying condensed consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position at January 25, 2004, and results of operations for the thirteen and thirty-nine week periods ended January 25, 2004, and January 26, 2003.  The condensed consolidated financial statements do not include footnotes and certain financial information normally presented annually under accounting principles generally accepted in the United States and, therefore, should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended April 27, 2003.  Results of operations for the thirteen and thirty-nine week periods ended January 25, 2004, are not necessarily indicative of results to be expected for the full year.

2)         Industry Segment Information

Information with respect to industry segments for the periods ended January 25, 2004 and January 26, 2003 is shown below (amounts in thousands):

	13 Weeks Ended Jan. 25, 2004	13 Weeks Ended Jan. 26, 2003	39 Weeks Ended Jan. 25, 2004	39 Weeks Ended Jan. 26, 2003

OPERATING REVENUES:

Recreational vehicles	$410,006	$310,478	$1,296,557	$1,077,240

Housing
Manufacturing	143,017	144,325	493,826	531,279
Less intercompany	(33,414)	(29,724)	(96,921)	(94,475)
	109,603	114,601	396,905	436,804

Retail	66,937	58,748	194,272	201,183

Total housing	176,540	173,349	591,177	637,987

Supply operations	9,756	8,583	27,450	28,909

Financial services	1,448	805	3,440	1,500

	$597,750	$493,215	$1,918,624	$1,745,636

OPERATING INCOME (LOSS):

Recreational vehicles	$9,520	$(7,591)	$40,913	$27,098
Housing – manufacturing	(2,712)	(6,570)	5,309	(3,330)
Housing – retail*	(7,788)	(8,826)	(24,665)	(26,395)
Supply operations	2,934	(225)	4,075	1,804
Corporate and other	(850)	(551)	3,874	(2,109)
Financial services	(210)	(602)	(1,111)	(1,277)
Intercompany profit	520	1,242	915	5,374

	$1,414	$(23,123)	$29,310	$1,165

*Not including interest expense on inventory floorplan financing as follows:
	$473	$547	$1,483	$1,697

3)         Earnings Per Share

Basic earnings per share are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding.  In the current and prior fiscal years, the effect of convertible securities was anti-dilutive and was, therefore, not considered in determining diluted earnings per share.  The table below shows the components of the calculations for both basic and diluted earnings per share (amounts in thousands):

	13 Weeks Ended January 25, 2004		13 Weeks Ended January 26, 2003

	Loss	Weighted Average Shares	Loss	Weighted Average Shares

Basic and diluted loss	$(10,171)	38,871	$(18,405)	35,935

Anti-dilutive options and warrants available		6,306		5,231

Anti-dilutive convertible debentures		8,503		—

Anti-dilutive convertible trust preferred securities		21,631		21,631

	39 Weeks Ended January 25, 2004		39 Weeks Ended January 26, 2003

	Loss	Weighted Average Shares	Loss	Weighted Average Shares

Basic and diluted loss	$(4,497)	36,977	$(15,324)	35,847

Anti-dilutive options and warrants available		6,306		5,231

Anti-dilutive convertible debentures		8,503		—

Anti-dilutive convertible trust preferred securities		21,631		21,631

4)         Stock-Based Incentive Compensation

The Company accounts for stock-based incentive compensation plans using the intrinsic method under which no compensation cost is recognized for stock option grants as the options are granted at fair market value at the date of grant.  Had compensation costs for these plans been determined using the fair value method, under which a compensation cost is recognized over the vesting period of the stock option based on its fair value at the date of grant, the Company’s net loss and loss per share would have been adjusted as indicated by the following table (amounts in thousands except per share data):

		13 Weeks Ended January 25, 2004	13 Weeks Ended January 26, 2003

Net loss, as reported		$(10,171)	$(18,405)

Deduct:	Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(992)	(669)

Net loss, as adjusted		$(11,163)	$(19,074)

Basic and diluted loss per share, as reported		$(.26)	$(.51)

Basic and diluted loss per share, as adjusted		$(.29)	$(.53)

		39 Weeks Ended January 25, 2004	39 Weeks Ended January 26, 2003

Net loss, as reported		$(4,497)	$(15,324)

Deduct:	Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(3,412)	(1,887)

Net loss, as adjusted		$(7,909)	$(17,211)

Basic and diluted loss per share, as reported		$(.12)	$(.43)

Basic and diluted loss per share, as adjusted		$(.21)	$(.48)

5)         Inventory Valuation

Inventories are valued at the lower of cost (first-in, first-out) or market.  Manufacturing cost includes materials, labor and manufacturing overhead.  Retail finished goods are valued at cost less intercompany manufacturing profit.  Inventories consist of the following:

	January 25, 2004	April 27, 2003
	(Amounts in thousands)
Manufacturing inventory-
Raw materials	$122,514	$105,971
Work in process	30,460	29,176
Finished goods	29,612	25,146

	182,586	160,293

Retail inventory-
Finished goods	91,902	97,957
Less manufacturing profit	(16,814)	(17,729)

	75,088	80,228

	$257,674	$240,521

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

Balance at April 27, 2003	$62,137

Warranties issued and changes in the estimated liability during the period	49,776

Settlements made during the period	(56,096)

Balance at January 25, 2004	$55,817

7)         Other Comprehensive Loss

The difference between net loss and total comprehensive loss is shown below (amounts in thousands):

	13 Weeks Ended		39 Weeks Ended
	Jan. 25, 2004	Jan. 26, 2003	Jan. 25, 2004	Jan. 26, 2003

Net loss	$(10,171)	$(18,405)	$(4,497)	$(15,324)

Foreign currency translation	(127)	702	2,249	1,030

Unrealized gain (loss) on investments	2	50	33	(42)

Comprehensive loss	$(10,296)	$(17,653)	$(2,215)	$(14,336)

8)         New Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 150 (FAS 150), “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”  This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  This statement requires an issuer to classify a financial instrument issued in the form of shares that are mandatorily redeemable—that embodies an unconditional obligation requiring the issuer to redeem them by transferring its assets at a specified or determinable date—as a liability.  We have three series of convertible trust preferred securities totaling $375 million that are now treated as minority interests.  We previously indicated that, with the adoption of FAS 150, we would be required to reclassify these securities as long-term liabilities.  However, recent interpretive guidance relative to FAS 150 indicates that, if redemption is not certain to occur, as in the Company’s situation due to the conversion feature, then the securities are not required to be classified as a liability.  Therefore, the adoption of the new standard will have no impact on our financial reporting.  Effective with the report for the quarterly period ended October 26, 2003, and in this report, the convertible trust preferred securities are described as “optionally redeemable” in place of “mandatorily redeemable.”

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” which expands upon and strengthens existing accounting guidance concerning when a company should consolidate in its financial statements the assets, liabilities and activities of another entity.  A revised Interpretation was issued in December 2003 (FIN 46R).

Prior to the issuance of FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests.  FIN 46 now requires a variable interest entity, as defined in FIN 46, to be consolidated by a company only if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both.  FIN 46 also requires disclosures about variable interest entities that the Company is not required to consolidate but in which it has a significant variable interest.

The Company owns three Delaware business trusts that were established for the purpose of issuing the optionally redeemable convertible preferred securities.  The obligations of the business trusts to the holders of the trust preferred securities are supported by debentures issued by Fleetwood to the respective business trusts and are presented as minority interests in the accompanying financial statements.  Under FIN 46, which is being adopted by the Company as of January 25, 2004, the trust preferred securities are presented as minority interests based on the fact that the Company has the ability to “call” the trust preferred securities and that no one party holds a majority of the preferred securities; therefore, the Company is considered the primary beneficiary of the trusts.  Under FIN 46R, which is currently scheduled to be adopted by the Company as of April 25, 2004, it appears to specifically conclude that the trust preferred securities are deemed to have no primary beneficiary and at that time will be subject to deconsolidation.  This will have the effect of presenting the obligations as long-term debt.  Amounts previously shown in the Statements of Operations as minority interest in Fleetwood Capital Trusts I, II and III, net of taxes, will be reclassified to interest expense, with the related tax effect included in the tax provision.  Other than as indicated, the Company does not believe that the adoption of FIN 46 or FIN 46R will have a material impact on the Company’s financial position, results of operations or cash flows.

The FASB issued Financial Accounting Standards No. 132 Revised (FAS 132R), “Employers’ Disclosure about Pensions and Other Postretirement Benefits.”  A revision of the pronouncement originally issued in 1998, FAS 132R expands employers’ disclosure requirements for pension and postretirement benefits to enhance information about plan assets, obligations, benefit payments, contributions and net benefit cost.  FAS 132R does not change the accounting requirements for pensions and other postretirement benefits.  This statement is effective for fiscal years ending after December 15, 2003, with interim-period disclosure requirements effective for interim periods beginning after December 15, 2003.  Accordingly, the Company will implement FAS 132R beginning with its fourth quarter of fiscal 2004.  The Company is currently evaluating the effect of this pronouncement on its financial statement disclosures.

9)        Senior Convertible Subordinated Debentures

On December 22, 2003, we completed the sale of $100 million aggregate principal amount of 5% Convertible Senior Subordinated Debentures due in 2023.  Interest on the debentures will be payable semi-annually at the rate of 5.00%.  The debentures will be convertible, under certain circumstances, into the Company’s common stock at an initial conversion rate of 85.0340 shares per $1,000 principal amount of debentures, equivalent to an initial conversion price of $11.76 per share of common stock.

Holders of the debentures will have the ability to require the Company to repurchase the debentures, in whole or in part, on December 15, 2008, December 15, 2013 and December 15, 2018.  The repurchase price will be 100 percent of the principal amount of the debentures plus accrued and unpaid interest.  The Company may, at its option, elect to pay the repurchase price in cash, its common stock or a combination of cash and its common stock.  The Company will have the option to redeem the debentures after December 15, 2008, in whole or in part, for cash, at a price equal to 100 percent of the principal amount plus accrued and unpaid interest.  The debentures and the common stock issuable upon conversion of the debentures have not been registered under the Securities Act of 1933, or any state securities laws.

The Company used a portion of the net proceeds of the offering to repay amounts outstanding under its senior secured credit facility and plans to use the remainder for working capital and other general corporate purposes.

10)       Warehouse Line of Credit

On December 30, 2003, our financial services subsidiary, HomeOne, entered into a Master Loan and Security Agreement with Greenwich Capital Financial Products, Inc. (Greenwich) that provides up to $75,000,000 in warehouse funding.  The facility expires on December 29, 2004.  Collateral for borrowings under the facility will be manufactured housing consumer loans originated by HomeOne.  The availability of financing under the facility is dependent on a number of factors, including the borrowing base represented by the loans pledged to Greenwich.  The advance rate for eligible loans varies between 72% and 82% of the principal amount of the loans, depending on the weighted average credit scores of the borrowers under loans and the interest rate selected by HomeOne.  Available interest rates charged by Greenwich currently vary from 2.00% to 2.50% over LIBOR.  As the selected interest rate decreases, so does the available advance rate.  The Company and HomeOne agreed to guarantee the facility in an aggregate amount not to exceed 10 percent of the amount of principal and interest outstanding.  The Company’s guaranty includes financial and other covenants, including maintenance of specified levels of tangible net worth, total indebtedness to tangible net worth and liquidity.  As of January 25, 2004, the Company had no borrowings outstanding under this facility and was in compliance with all covenants.

11)       Guarantees

Repurchase Commitments:

Producers of recreational vehicles and manufactured housing customarily enter into repurchase agreements with lending institutions that provide wholesale floorplan financing to independent dealers.  These agreements generally provide that, in the event of a default by a dealer in its obligation to these credit sources, we will repurchase product.  With most repurchase agreements our obligation ceases when the amount for which we are contingently liable to the lending institution has been outstanding for more than 12, 18 or 24 months, depending on the terms of the agreement.  The contingent liability under these agreements approximates the outstanding principal balance owed by the dealer for units subject to the repurchase agreement less any scheduled principal payments waived by the lender.  Although the maximum potential contingent repurchase liability approximated $140 million for inventory at manufactured housing dealers and $672 million for inventory at RV dealers as of January 25, 2004, the risk of loss is reduced by the potential resale value of any products that are subject to repurchase, and is spread over numerous dealers and financial institutions.  The gross repurchase obligation will vary depending on the season and the level of dealer inventories.  Typically, the fiscal third quarter repurchase obligation is greater than other periods due to higher dealer inventories.  The RV repurchase obligation is significantly more than the manufactured housing obligation due to a higher average cost per motor home and more units in dealer inventories.  Past losses under these agreements have not been significant and lender repurchase demands have been funded out of working capital.  Through the first nine months of fiscal year 2004, we have repurchased $2.1 million of product compared to $4.3 million for the same period in the prior year, with a repurchase loss of $538,000 incurred this year compared to a repurchase loss of $559,000 in the prior year.

Other:

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

In the first quarter of fiscal year 2004, we entered into three limited guarantees, aggregating $1.6 million, to certain obligations of certain retailers to floorplan lenders.

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

•    expenses and uncertainties associated with the introduction and manufacturing of new products;

•    the future availability of manufactured housing retail financing as well as housing and RV wholesale financing;

•    exposure to interest rate and market changes affecting certain of the Company’s assets and liabilities;

•    changes in retail inventory levels in the manufactured housing and recreational vehicle industries;

•    availability and pricing of raw materials;

•    competitive pricing pressures;

•    the ability to attract and retain quality dealers, executive officers and other personnel; and

•    the ability to obtain the financing we need in order to execute our business strategies.

Although management believes that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report.  Fleetwood undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may arise from changing circumstances or unanticipated events.  Additionally, other risks and uncertainties are described in our Annual Report on Form 10-K for the fiscal year ended April 27, 2003, filed with the Securities and Exchange Commission, under “Item 1. Business,” including the section therein entitled “Risks Relating to Our Business,” and “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition,” including the section therein entitled “Business Outlook.”

Overview

We are the nation’s leader in recreational vehicle sales, and are one of the nation’s largest producers and retailers of manufactured housing.  The RV Group or segment consists of the motor home, travel trailer and folding trailer divisions.  The Housing Group consists of the manufacturing and retail divisions or segments.  The Company also provides financial services through its HomeOne Credit Corp. finance subsidiary and operates a supply subsidiary.

In fiscal 2002 and 2003, respectively, we sold 53,575 and 57,069 recreational vehicles, respectively.  In calendar 2002, we had an 18.2 percent share of the overall recreational vehicle retail market, consisting of a 17.7 percent share of the motor home market, a 13.4 percent share of the travel trailer market and a 42.7 percent share of the folding trailer market.

In fiscal 2002 and 2003, we shipped 30,056 and 22,176 manufactured homes, respectively, and were the second largest producer of HUD-Code homes in the United States in terms of units sold.  In calendar 2002, we had a 16.9 percent share of the manufactured housing retail market.

Our manufacturing activities are conducted in 16 states within the U.S., and to a much lesser extent in Canada.  We operate a supply business that provides components for our manufactured housing and recreational vehicle operations, while also generating outside sales. Our business began in 1950 producing travel trailers and quickly evolved to the exclusive production of factory-built homes.  We re-entered the recreational vehicle business in 1964.  We distribute our manufactured products primarily through a network of independent dealers throughout the United States and Canada.  In fiscal 1999, we entered the manufactured housing retail business through a combination of key acquisitions and internal development of new retail sales centers.  At January 25, 2004, we operated 131 retail sales locations in 21 states, and were one of the four largest retailers of manufactured homes in the United States.

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

The following is a description of our critical accounting policies, several of which reflect our more significant judgments and estimates and could potentially result in materially different results under different assumptions and conditions.

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB 101), as amended by SAB 101A and 101B.

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

3.     a common carrier signs the delivery ticket accepting responsibility for the product as agent for the dealer; and

4.     the product is removed from Fleetwood’s property for delivery to the dealer who placed the order.

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

For retail sales from Company-owned retail stores, sales revenue is recognized when the home has been delivered, set up and accepted by the consumer, title has been transferred and funds have been received from either the homebuyer or the homebuyer’s lender.

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

Insurance Reserves

Generally, we are self-insured for health benefit, workers’ compensation, products liability and personal injury insurance.  Under these plans, liabilities are recognized for claims incurred (including an estimate for those incurred but not reported), changes in the reserves related to prior claims and an administration fee.  At the time a claim is filed, a liability is estimated to settle the claim.  The liability for workers’ compensation claims is guided by state statute.  Factors considered in establishing the estimated liability for products liability and personal injury claims are the nature of the claim, the geographical region in which the claim originated, loss history, severity of the claim, the professional judgment of our legal counsel, and inflation.  Any material change in the aforementioned factors could have an adverse impact on our operating results.  We maintain excess liability insurance with outside insurance carriers to minimize our risks related to catastrophic claims.

Deferred Taxes

Deferred tax assets and liabilities are determined based on temporary differences between income and expenses reported for financial reporting and tax reporting.  We are required to record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized.  In assessing the need for a valuation allowance, we previously considered all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance.  Current accounting guidance indicates that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years.  As a result of this guidance, combined with recent cumulative losses and the full utilization of our loss carryback potential, we concluded that a partial valuation allowance against our net deferred tax assets was appropriate.  Accordingly, as of fiscal year 2003, after considering only the effects of prudent and feasible tax strategies, we recognized a valuation allowance of $28.4 million.  We continue to believe that the combination of all positive and negative factors will enable us to realize the full value of the deferred tax assets.  If, after future assessments of the realizability of our deferred tax assets, we determine a lesser or greater allowance is required, we would record a reduction or increase to income tax expense and the valuation allowance in the period of such determination. No such adjustment was determined to be necessary at this time.

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

Repurchase Commitments

Producers of recreational vehicles and manufactured housing customarily enter into repurchase agreements with lending institutions that provide wholesale floorplan financing to independent dealers.  These agreements generally provide that, in the event of a default by a dealer in its obligation to these credit sources, we will repurchase product.  With most repurchase agreements our obligation ceases when the amount for which we are contingently liable to the lending institution has been outstanding for more than 12, 18 or 24 months, depending on the terms of the agreement.  The contingent liability under these agreements approximates the outstanding principal balance owed by the dealer for units subject to the repurchase agreement less any scheduled principal payments waived by the lender.  Although the maximum potential contingent repurchase liability approximated $140 million for inventory at manufactured housing dealers and $672 million for inventory at RV dealers as of January 25, 2004, the risk of loss is reduced by the potential resale value of any products that are subject to repurchase, and is spread over numerous dealers and financial institutions.  The gross repurchase obligation will vary depending on the season and the level of dealer inventories.  Typically, the fiscal third quarter repurchase obligation is greater than other periods due to higher dealer inventories.  The RV repurchase obligation is significantly more than the manufactured housing obligation due to a higher average cost per motor home and more units in dealer inventories.  Past losses under these agreements have not been significant and lender repurchase demands have been funded out of working capital.  Through the first nine months of fiscal year 2004, we have repurchased $2.1 million of product compared to $4.3 million for the same period in the prior year, with a repurchase loss of $538,000 incurred this year compared to a repurchase loss of $559,000 in the prior year.  In the past three fiscal years we have had the following repurchase activity:

	Fiscal Years (Amounts in millions)
	2003	2002	2001

Units	182	417	641

Repurchase amount	$4.4	$10.5	$15.0

Loss recognized (1)	$—	$2.1	$3.3

(1)  An accrual for a potential repurchase loss was reversed in the fourth quarter of fiscal 2003 that offset losses incurred during that year.

Results of Operations

The following is an analysis of changes in key items included in the condensed consolidated statements of operations for the 13 and 39-week periods ended January 25, 2004, and January 26, 2003 (percentage changes are only included if meaningful).

	13 Weeks Ended January 25, 2004		39 Weeks Ended January 25, 2004
	(Unaudited)		(Unaudited)

(Dollars in thousands)	Increase (Decrease)	% Change	Increase (Decrease)	% Change

Net sales	$104,535	21.2%	$172,988	9.9%
Cost of products sold	79,914	19.4	156,130	11.0

Gross profit	24,621	30.1	16,858	5.1

Selling expenses	4,292	24.1	3,273	5.4
Warranty and service expenses	(2,150)	(8.1)	(13,584)	(15.2)
General and administrative expenses	1,587	2.6	2,669	1.5
Gain on sale of drapery operation	(3,645)	—	(3,645)	—

Operating income	24,537	—	28,145	—

Other expense	4,306	—	6,184	—

Income before provision for income taxes and minority interest	20,231	92.8	21,961	—
Provision for income taxes	11,892	—	10,798	—
Minority interest in Fleetwood Capital Trusts, net of income taxes	105	2.1	336	2.2

Net income (loss)	$8,234	44.7%	$10,827	70.7%

Current Quarter Compared to Same Quarter Last Year

Consolidated Results:

We incurred a net loss of $10.2 million or $.26 per diluted share in the third quarter compared to a net loss of $18.4 million or $.51 per diluted share a year ago.  The improved results were primarily due to a significant increase in RV revenues along with improved gross margins and lower product warranty expenses.

Consolidated revenues rose 21 percent to $597.8 million in the third quarter compared to $493.2 million in the prior year.  Sales for the RV Group increased 32 percent to $410.0 million, while sales for the Housing Group rose 2 percent overall to $176.5 million due to a 14 percent increase in the retail division, partially offset by a 4 percent decline in the manufacturing division.  A strong recreational vehicle market and improved products drove the significant increase in RV revenues.

Income from operations for the third quarter was $1.4 million compared to a $23.1 million operating loss in the prior year.  The RV, housing and supply manufacturing segments earned $9.7 million, excluding intercompany profit, and housing retail lost $7.8 million.  Included in operating income for the RV, housing and supply segments this year was a $3.6 million gain on the sale of the drapery operation.  The RV Group earned $9.5 million of income from operations compared to a loss of $7.6 million in the prior year.  The higher income was the result of double digit sales growth in travel trailers and motor homes and gross margin improvement, primarily in travel trailer products.  The Motor Home Division’s operating income increased 72 percent to $14.1 million, the second highest third quarter income in the division’s 36-year history, compared to $8.2 million in the prior year, mainly due to a 28 percent increase in sales.  The Travel Trailer Division incurred an operating loss of $4.5 million in the third quarter compared to a $15.5 million loss in the prior year.  The $11.0 million improvement was mainly due to a 61 percent surge in revenues and a significant improvement in gross margin.  Last year’s travel trailer results were severely impacted by higher material and labor costs associated with the introduction of a wide range of new products.  Folding trailers lost $109,000 in the current quarter compared to $339,000 in the prior year.

The Housing Group incurred a loss from operations of $2.7 million from manufacturing operations, before intercompany profit elimination, compared to a $6.6 million loss in the prior year.  The improvement in profitability, despite flat sales, was the result of an increase in gross margin and a 26 percent decline in product warranty expenses.  The operating loss of the retail housing segment was reduced by 12 percent to $7.8 million due to a 14 percent rise in revenues and lower operating expenses.

Gross margin improved from 16.6 percent to 17.8 percent of sales mainly due to lower travel trailer labor cost, an ongoing shift in motor home sales to higher-priced diesel motor homes and a reduction of housing labor and manufacturing costs.  Gross margin in the RV segment increased from 11.6 percent to 14.2 percent of sales in the current year, mostly due to lower travel trailer material and direct labor costs this year compared to the prior year, when the division experienced incremental manufacturing costs related to the changeover to new products.  Gross margin for the manufactured housing segment improved from 19.9 percent to 21.7 percent as a result of reduced labor standards and cost reduction actions.  Retail housing gross profit as a percentage of sales declined from 21.2 percent for the third quarter last year to 19.4 percent in the current year primarily due to a concerted effort to sell aged inventory.

Operating expenses, which include selling, general and administrative expenses, rose $3.5 million or 3 percent in the third quarter, and fell as a percentage of sales from 21.0 percent to 17.9 percent.  The decline as a percentage of sales from the prior year was primarily due to lower product warranty expenses, which decreased $2.2 million or 8 percent and fell as a percentage of sales from 5.4 percent to 4.1 percent in the current third quarter.  The improvement came entirely from housing manufacturing where warranty expenses fell by $3.2 million or 26 percent, mainly as a result of lower sales volume and cost-cutting actions.  Selling expenses increased $4.3 million and rose as a percentage of sales from 3.6 percent to 3.7 percent for the current year, primarily due to marketing initiatives related to the launch of new products, dealer training and market research.  General and administrative expenses rose $1.3 million, but decreased as a percentage of sales from 12.0 percent to 10.1 percent.

Other expense for the third quarter was $3.0 million compared to $1.3 million of income in the prior year.  The prior year included a $3.6 million gain from the sale of two properties. The increase in expense, excluding this gain, was due to higher interest expense from the sale of $100 million of senior subordinated convertible debentures during the third quarter this year.

The income statement reflects a tax provision with a pre-tax loss in the current year and a tax benefit in the prior year as a reduction to the pre-tax loss.  The current year’s tax provision results from state tax liabilities in several states with no offsetting tax benefits in other states, such as Texas, where losses were the highest.  Overall, there is no federal provision because the Company has a net operating loss (NOL) carryforward and has recorded a partial valuation allowance against the net deferred tax asset.

Recreational Vehicles:

Recreational vehicle sales rose 32 percent to $410.0 million compared to $310.5 million for last year’s January quarter.  Travel trailer sales led the group with a 61 percent increase to $114.6 million, compared to $71.2 million in the prior year, primarily due to an improving market and good customer acceptance of 2004 model year products, particularly fifth-wheel travel trailers that have a higher average selling price.  Motor home sales improved by 28 percent to $272.5 million versus $212.9 million in the prior year, driven by an increase in deliveries of Class A diesel products that have a higher average selling price.  Folding trailer sales declined 13 percent from the prior year to $22.9 million as a result of a weaker market in that segment.

The RV Group earned $9.5 million, which was attributable to the Motor Home Division.  Motor home operating income increased 72 percent to $14.1 million in the third quarter as a result of a 23 percent increase in diesel product shipments and a 58 percent increase in Class C shipments.  The Travel Trailer Division incurred an operating loss of $4.5 million in the current quarter, which was $11.0 million lower than the prior year’s loss of $15.5 million, primarily due to the improved gross margins discussed previously.  Folding trailers experienced a lower loss of $109,000 from operations this year compared to $339,000 in the prior year, even though sales were down by 13 percent.  Operating expenses for the RV Group were $5.2 million higher, but fell as a percentage of sales from 14.0 percent in the prior year to 11.9 percent for the current period.  The dollar increase was mainly due to higher selling expenses related to marketing initiatives to support the launch of new products, dealer training and market research.

Housing - Manufacturing:

Gross manufacturing revenues of $143.0 million were down 1 percent from the prior year and included $33.4 million of intercompany sales to Company-owned retail home centers.  Manufacturing unit volume increased slightly to 4,628 homes.  Manufactured homes may be sold as single-section or multi-section units.  Multi-section units typically are built in two, three or four sections.  The total number of sections sold was lower by 6 percent from last year to 8,026 sections as a result of a shift in sales mix to more single-section homes.  Sales volume was below the prior year due to continued weakness in the manufactured housing market, which has been adversely affected by limited availability of retail financing and competition from repossessed units.

The manufacturing division’s loss of $2.7 million, before adjusting for intercompany profit of $520,000 this year and $1.2 million in the prior year, was 59 percent lower than last year’s loss of $6.6 million, resulting mainly from lower product warranty expense.  Gross profit margin for housing manufacturing rose from 19.9 percent to 21.7 percent of sales, largely as a result of reductions in labor cost and manufacturing overheads, along with increased selling prices that more than offset higher raw material costs.  Housing manufacturing operating costs fell $1.6 million or 4 percent due to a 26 percent drop in product warranty costs, resulting from fewer units and lower incurred costs.

Housing - Retail:

Retail housing revenues from Fleetwood Retail Corp. (FRC) rose 14 percent in the third quarter to $66.9 million on an 11 percent increase in unit sales.  This represents the first year-over-year increase for this division since the October 2000 quarter, as this business has been affected by an industry-wide slump caused by restrictive retail financing and competition from the resale of repossessed homes.  The retail division incurred an operating loss of $7.8 million for the current quarter compared to a loss of $8.8 million a year ago.  The operating loss was 12 percent lower than the prior year mainly due to an increase in revenues along with a decrease in operating expenses.  Interest expense on inventory financing decreased 14 percent from $547,000 to $473,000, while inventories declined by $3.9 million to $75.1 million since the same quarter of the prior year.  The retail housing segment was operating 131 stores at the end of January this year versus 138 stores last year.

Fleetwood Retail Corp.

Key Operational Information

	Quarter Ended*
	Dec. 2003	Dec. 2002

Number of retail stores
Beginning	134	135
New	1	3
Closed	(4)	0
Transferred	0	0
Ending	131	138

Average number of retail stores	132	136

Unit volume
Retail – new
Single-section	190	180
Multi-section	938	827
Subtotal	1,128	1,007

Retail – pre-owned	144	142

Total	1,272	1,149

Average number of homes sold per store	10	8

Average sales price
New
Single-section	$30,186	$27,153
Multi-section	$61,511	$56,830

Pre-owned	$16,777	$8,658

Average unit inventory per store at quarter end
New	17	20

Pre-owned	3	4

*    The above statistics are as of FRC’s third fiscal quarter end, which is the last day in December.  Unless noted otherwise, all other statistics in this report related to FRC are as of Fleetwood Enterprises, Inc.’s third fiscal quarter ended January 25, 2004.

Supply Operations:

The Supply Group contributed third quarter revenues of $9.8 million compared to $8.6 million a year ago.  Operating income rose from a loss of $225,000 in the prior year to income of $2.9 million in the current quarter mainly due to the sale of the drapery operation.  Included in operating income this year was a $3.6 million gain from the sale, partially offset by $733,000 of incremental operating expenses related to the sale.  The drapery operation was primarily an internal supplier to our manufactured housing division.  As part of the sales agreement, we executed a six-year supply agreement with the buyer.

Current Year-to-Date Compared to Same Period Last Year

Consolidated Results:

For the first nine months of fiscal 2004, we incurred a net loss of $4.5 million or $.12 per diluted share compared to a net loss of $15.3 million or $.43 per diluted share a year ago.  The improved results were mainly due to an increase in RV sales and a decline in housing product warranty expenses.

Consolidated revenues rose 10 percent to $1.92 billion compared to $1.75 billion for last year’s first nine months.  A strong recreational vehicle market and improved products drove a 20 percent sales increase in RVs, which more than offset a 7 percent decline in housing revenues.

Income from operations was $29.3 million compared to $1.2 million in the prior year.  RV, housing and supply manufacturing segments earned $50.3 million, excluding intercompany profit, and retail housing lost $24.7 million.  The RV Group earned $40.9 million from operations in the current year compared to $27.1 million in the prior year.  The 51 percent surge in income was the result of sales increasing to $1.30 billion from $1.08 billion in the prior year and operating expenses declining as a percentage of sales from 12.5 percent to 11.1 percent of sales. The Motor Home Division’s operating income increased 32 percent to $40.9 million compared to $31.0 million in the prior year, mainly due to a 20 percent increase in sales.  The Travel Trailer Division incurred a loss of $510,000 in the first nine months of fiscal 2004 compared to $6.1 million in the prior year for the same period.  The $5.6 million improvement in income was mainly due to a 34 percent increase in revenues.  Folding trailers’ income declined $1.6 million from $2.2 million in the first nine months last year to $556,000 in the current year due to a 21 percent decline in shipments as a result of soft market conditions caused in part by availability of affordable financing for conventional travel trailers which has affected sales of folding trailers. Housing manufacturing earned $5.3 million from operations, before intercompany profit elimination, compared to a loss from operations of $3.3 million in the prior year.  The improvement in profitability, despite a 7 percent decline in gross sales to $493.8 million, was the result of an increase in gross margin and a 32 percent decline in product warranty expenses.

Gross margin declined from 19.0 percent to 18.2 percent of sales mainly due to rising raw material costs and incremental RV manufacturing costs associated with the introduction of new products.  Gross margin in the RV segment decreased from 15.0 percent to 14.2 percent of sales in the current year, mostly due to higher travel trailer prime costs resulting from raw material increases in wood products and incremental costs related to the changeover of production to new products.  Gross margin for the manufactured housing segment improved from 21.2 percent to 22.6 percent as a result of selling price increases that more than offset increases to raw material costs and direct labor wage rates.

Operating expenses, which include selling, general and administrative expenses, decreased $9.4 million or 3 percent in the first nine months of fiscal 2004, and fell as a percentage of sales from 18.8 percent to 16.6 percent.  The operating expense decline from the prior year was primarily due to lower product warranty expenses, which decreased $13.6 million or 15 percent and fell as a percentage of sales from 5.1 percent in the prior year to 4.0 percent.  Housing manufacturing warranty expenses fell by $14.3 million or 32 percent, mainly from lower volume and cost-cutting actions.  Selling expenses increased $3.3 million but fell as a percentage of sales from 3.5 percent to 3.3 percent for the current year.  General and administrative expenses rose $894,000, but decreased as a percentage of sales from 10.2 percent to 9.3 percent.

Other expense for the first nine months was $6.7 million compared to $543,000 in the prior year.  The prior year included a $6.1 million gain from the sale of a parcel of land and three facilities.  Excluding the gain on the sale of properties from the prior year would result in a $5.6 million expense, which is comparable to the current year after considering the additional borrowings from the issuance of the $100 million convertible debentures in the third quarter of this year.

Recreational Vehicles:

Recreational vehicle sales in the first nine months of fiscal 2004 rose 20 percent to $1.30 billion compared to $1.08 billion for the same period in the prior year.  Travel trailer sales led the group with a 34 percent increase to $416.0 million compared to $310.0 million in the prior year, primarily due to customer acceptance of 2004 model year products.  Motor home sales improved by 20 percent to $803.4 million versus $671.8 million in the prior year, driven by an increase in deliveries of Class A diesel products that have a higher average selling price. Folding trailer sales declined by 19 percent from the prior year to $77.2 million as a result of a weaker market for that segment.

The RV Group earned $40.9 million, which was solely attributable to the Motor Home Division.  Motor home operating income increased 32 percent to $40.9 million in the first nine months as a result of an increase in diesel product sales and Class C gas products.  The Travel Trailer Division generated a loss of $510,000 in the current year compared to a loss of $6.1 million in the prior year.  The $5.6 million reduction to the loss was primarily due to the $106.1 million increase in revenues.  Folding trailers earned $556,000 from operations compared to $2.2 million in the prior year.  Operating expenses for the RV Group were $9.0 million higher than the prior year but fell from 12.5 percent of sales to 11.1 percent of sales, as the percentage increase in expenses was less than the increase in sales.

Housing - Manufacturing:

Gross manufacturing revenues of $493.8 million fell 7 percent from the prior year and included $96.9 million of intercompany sales to Company-owned retail home centers.  Manufacturing unit volume declined 12 percent to 15,509 homes, while the number of sections was off 13 percent from last year.  Sales volume was below the prior year due to continued weakness in the manufactured housing market, which has been adversely affected by limited availability of retail financing and competition from repossessed units.

Operating income, before adjusting for intercompany profit of $915,000 this year and $5.4 million in the prior year, improved from a loss of $3.3 million last year to an operating profit of $5.3 million this year, mainly due to improved gross margin and lower product warranty expense.  Gross profit margin for housing manufacturing rose from 21.2 percent to 22.6 percent of sales, primarily as a result of increased selling prices that more than offset higher raw material costs along with reductions in manufacturing overheads.  Housing manufacturing operating costs declined by $9.8 million or 8 percent as a result of a 32 percent drop in product warranty costs.  Partially offsetting the warranty reduction was an increase in general and administrative expenses due to a larger allocation of corporate expenses and an increase in products liability insurance rates this year.

Housing - Retail:

Retail housing revenues were $194.3 million in the first nine months versus $201.2 million in the prior year.  The 3 percent decline in sales was due to difficult market conditions caused by restrictive financing and competition from the resale of repossessed homes.  The retail division incurred an operating loss of $24.7 million for the current year compared to a loss of $26.4 million a year ago.  The lower operating loss was mainly due to a 5 percent reduction in operating expenses.  Interest expense on inventory financing decreased by 13 percent from $1.7 million to $1.5 million, due to lower inventories and lower interest rates.

Supply Operations:

The Supply Group revenues for the first nine months of fiscal 2004 were $27.5 million compared to $28.9 million a year ago.  Operating income increased from $1.8 million in the prior year to $4.1 million in the current year due to the $3.6 million gain on the sale of the drapery operation, partially offset by $733,000 of incremental expenses related to the sale.

Business Outlook

The combination of an improved RV market and positive acceptance of our new motor home products has been reflected in increased market share and higher production rates, resulting in significantly improved motor home earnings compared with the past two years.  The Travel Trailer Division introduced new products covering 60 percent of its model line-up at the national trade show in December 2002.  The new products have been well received, as evidenced by the double-digit percentage sales growth since introduction.  However, due to the breadth of change in terms of the number of models,  content and resulting complexities, the impact of the new products on manufacturing negatively affected the operating results in the last half of fiscal year 2003 and into the first nine months of fiscal 2004.  At least one production run of most new models related to the products introduced last year has been produced and the plants are now operating at almost 100 percent efficiency with little production overtime.

With the current low interest rates, continuing economic recovery and the introduction of new products, the RV Group operating results in fiscal 2004 are expected to be significantly better than the prior year.  However, the anticipated improvement could be at risk beyond this fiscal year if consumer confidence, which is a key factor affecting the recreational vehicle industry, deteriorates further due to concerns regarding the economy, gasoline prices or global tensions.

Conditions in the manufactured housing market have been in decline since 1999, and further deteriorated in calendar year 2003.  Competition from repossessed homes, more stringent lending standards, relatively high retail interest rates for manufactured housing and the shortage of retail financing have adversely affected the industry.  These conditions were aggravated by the exit of several consumer lenders in calendar 2002, and as a result there has been a reduction in the volume of loans being written, particularly in the chattel, or home only, portion of the business, related largely to single-section homes.

In late 2002, Conseco Finance Servicing Corp. (Conseco) and Oakwood Homes (Oakwood), which at the time were two of the major providers of retail financing to the manufactured housing industry, filed for bankruptcy protection and effectively withdrew from this market.  Subsequently, Conseco and Oakwood aggressively liquidated their inventories of repossessed homes, which depressed demand and pricing for new homes even further.  We expect the industry will benefit in the future from these accelerated efforts to liquidate repossessed homes, thereby reducing the competition with new homes.  In fact, there are indications the inventory of foreclosed homes is declining.  However, we expect we will continue to be challenged by the overhang of repossessions in the near term.  In the meantime, industry shipments for calendar year 2003 were lower than in any year since 1962.  As a result of these conditions, over the past three years there have been significant industry manufacturing and retail capacity reductions.

We expect that the operating environment for manufactured housing will continue to be challenging, at least through the end of fiscal year 2004.  In 2003, Fannie Mae, the nation’s largest source of financing for home mortgages, promulgated new regulations related to purchasing mortgages on manufactured homes that further restricted the availability of financing.  The effects of this action have been felt for some months; however, there has been a recent easing of those restrictions.  In addition, new national lenders have either recently begun providing manufactured housing retail financing or appear to be preparing to do so.  Depending on the extent of the financing actually resulting from these and other developments, combined with financing made available through Fleetwood’s own HomeOne Credit Corp. finance subsidiary, it is possible that manufactured housing industry conditions could begin to moderate in future months.

For fiscal 2004, we expect to achieve profitability in the RV Group and the manufacturing segment of housing, although we still expect to incur an operating loss in our retail housing business.  At present, it is uncertain as to whether we will be profitable for the full fiscal year.  Due primarily to the robust RV market, we expect to be marginally profitable in the fourth quarter.

Liquidity and Capital Resources

 We use external funding sources, including the issuance of debt and equity instruments, to supplement working capital, fund capital expenditures and meet internal cash flow requirements on an as-needed basis.  Cash totaling $73.3 million was used in operating activities during the first nine months of fiscal 2004 compared to a use of cash of $34.2 million for the similar period one year ago.  The use of cash from operations resulted primarily from a $55.2 million increase in trade receivables as a result of improved RV sales compared to the prior year.  Also, due to the improved prospects for the fourth quarter, an increase in chassis and travel trailer inventories contributed to the use of another $17.2 million.  Last year, the cash used from operations was reduced by a $30.2 million refund of Federal taxes, arising from a carryback of losses to prior periods.  In October 2003, 2.7 million shares of common stock were sold in a registered offering from its previously filed shelf registration statement resulting in cash proceeds of $24.9 million.  Late in December 2003, we completed the sale of $100 million aggregate principal amount of 5.0% Convertible Senior Subordinated Debentures due in 2023.  With $44 million of these proceeds we paid down the short-term revolver.  As a result of this transaction and despite the increase in receivables and inventory, cash and marketable investments rose $12.7 million from $69.8 million as of April 27, 2003, to $82.4 million as of January 25, 2004.

Additional cash outlays in the first nine months included $25.3 million in finance loans at our HomeOne finance subsidiary and $7.9 million in net capital expenditures.  In the same period of the prior year, the Company had net capital expenditures of $2.3 million.  Distributions of $9.1 million on the 6% convertible trust preferred securities were deferred in the first nine months of this year.  On the two 9.5% issues, $13.4 million in distributions were paid in cash this year, whereas last year $8.9 million was paid in cash and $4.5 million was paid in common stock for distributions on the same securities.

During the third fiscal quarter, short-term borrowings under our secured syndicated credit facility, led by Bank of America, N.A., as administrative agent, were paid off.  Currently, lender commitments to the facility total $130 million.  Our borrowing capacity, however, is governed by the amount of a borrowing base, consisting of inventories and accounts receivable, that fluctuates significantly from week to week.  The borrowing base is revised weekly for changes in receivables and monthly for changes in inventory balances.  Under the borrowing agreement, $30 million must be maintained as minimum unused availability, with the remainder available to support standby letters of credit and fund borrowings.  At the end of the third quarter, the borrowing base totaled $164.1 million.  After consideration of the unused minimum requirement, collateral reserves of $1.7 million, $46.9 million in standby letters of credit and nominal outstanding borrowings, unused borrowing capacity was approximately $48.7 million.

As of February 27, 2004, we executed the ninth amendment to our credit agreement to increase the cumulative EBITDA covenant as it applied to our third fiscal quarter.  Due primarily to housing market conditions, we would have fallen short of the EBITDA covenant that was established last April.  At the same time, a corresponding adjustment was made to the EBITDA covenant in FRC’s floorplan credit facility with Textron Financial Corporation.

Early in January 2004, we announced HomeOne Credit Corp, our captive finance subsidiary, had secured a $75 million warehouse line of credit with Greenwich Capital Financial Products, Inc.  Through this facility, Greenwich will advance funding to HomeOne based on the value of the manufactured housing loans that HomeOne contributes to the facility.  HomeOne offers loans to customers of both Company-owned and selected independent manufactured housing retail stores.  At quarter end, none of the $38.6 million finance loans outstanding had been funded using the warehouse facility.

Subsequent to the end of the third quarter we executed a five-year capital lease of RV manufacturing equipment valued at approximately $8.6 million.  The lease arrangement is collateralized by a secured interest in the equipment and certain real estate.

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

Contracts and Commitments

Below is a table showing payment obligations for long-term debt, capital leases, operating leases and purchase obligations for the next five years and beyond:

	Payments Due by Period
	(Amounts in thousands)
Contractual Obligations	Total	1-3 years*	3-5 years**	More than 5 years

Long-term debt	$102,211	$278	$475	$101,458

Capital lease obligations	1,364	1,270	89	5

Operating leases (1)	36,656	21,626	8,947	6,083

Purchase obligations (2)	8,574	8,574	—	—

Other long-term liabilities:
Deferred compensation and non-qualified retirement plans	51,880	13,958	10,454	27,468
Insurance reserves	31,685	31,685
Company-obligated optionally redeemable convertible preferred securities (3)	375,301	—	—	375,301

Total	$607,671	$77,391	$19,965	$510,315

*        Includes payments due from January 26, 2004, through fiscal year ending April 30, 2006.

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

(2)     We have an operating agreement with a large dealer who manages 35 retail store locations for FRC.   Either party may terminate the agreement by giving written notice 120 days in advance of the date of the termination.  If termination notice is provided, Fleetwood Enterprises, Inc. is obligated to repurchase the outstanding inventory at that time for the amount of the dealer’s obligation to its flooring institution.  Similarly, an equivalent amount is included in the aggregate repurchase obligation described in footnote 9 to the Company’s financial statements contained elsewhere in this Report.  That repurchase obligation would become due and payable to the flooring institution only in the event the dealer defaults prior to its agreement with Fleetwood being terminated.

(3)     The optionally redeemable convertible preferred securities were issued in three separate transactions, and are reflected on the balance sheet as a quasi-equity interest.  In fiscal 1998, Fleetwood, through a wholly owned Delaware business trust, issued $287.5 million aggregate liquidation amount of 6% convertible trust preferred securities due 2028.  In fiscal 2002, Fleetwood, through another Delaware business trust, exchanged $86.25 million in liquidation amount of the existing 6% convertible preferred securities for $37.95 million in liquidation amount of new 9.5% convertible preferred securities due 2013.  Also in fiscal 2002, Fleetwood, again through a Delaware business trust, issued $150 million in aggregate liquidation amount of new 9.5% convertible preferred securities due 2013.  The obligations of the business trusts to holders of the trust preferred securities are supported by debentures issued by Fleetwood to the respective business trusts.  The interest is payable quarterly.  Currently, as permitted by the trust documents, payment of interest is being deferred on the outstanding 6% convertible trust preferred securities.  As of February 15, 2004, we have the right to defer interest distributions, and also to redeem the 9.5% convertible trust preferred securities at a premium of 106.333 percent, which then declines over the next three years until it reaches 100 percent of par value.

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

We describe our aggregate contingent repurchase obligation at footnote 9 to the Company’s consolidated condensed financial statements and under Critical Accounting Policies at Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere in this Report.

Under the senior credit agreement, Fleetwood Enterprises, Inc. is a guarantor of the borrowings of Fleetwood Holdings, Inc. (FHI) and Fleetwood Retail Corp. (FRC).  FHI includes most of the manufacturing wholly owned subsidiaries and FRC includes all the retail housing subsidiaries.  Only the FRC parent company, however, and seven of the retail subsidiaries are borrowers under the loan and covered under the guarantee.  In addition, Fleetwood Enterprises, Inc. guarantees FRC’s floorplan obligation to Textron pursuant to FRC’s wholesale financing agreement with Textron.

In the first quarter of fiscal year 2004, we entered into three limited guarantees, aggregating $1.6 million, to certain obligations of certain retailers to floorplan lenders.

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

For fixed rate debt as well as finance loans receivable, changes in interest rates generally affect the fair market value, but not earnings or cash flows.  Conversely, for variable rate debt, changes in interest rates generally do not influence fair market value, but do affect future earnings and cash flows.  Based upon the amount of variable rate debt outstanding at the end of the third quarter, and holding the variable rate debt balance constant, each one percentage point increase in interest rates occurring on the first day of an annual period would result in an increase in interest expense of approximately $193,000.

We do not believe that future market equity or interest rate risks related to our marketable investments or debt obligations will have a material impact on our results.

Item 4. Controls and Procedures

The Company’s management evaluated, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Report. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of January 25, 2004.

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended January 25, 2004, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II         OTHER INFORMATION

Item 1.  Legal Proceedings

As previously reported, we filed a complaint in state court in Kansas, in the 18th Judicial District, District Court, Sedgewick County, Civil Department, against The Coleman Company, Inc. in connection with a dispute over the use of the “Coleman” brand name.  Our Folding Trailer Division has licensed the name since 1989, when we bought Coleman Recreation Vehicles, Inc.  Coleman recently notified us that it now has a different interpretation of the manner in which royalties were intended to be calculated under the license agreement.  We had entered into discussions with Coleman to address these concerns in good faith, but on May 12, 2003, Coleman notified us that it had terminated the agreement and ordered us to cease using the name.  Our lawsuit seeks declaratory and injunctive relief.  On June 6, 2003, Coleman filed an answer and counterclaimed against us alleging various counts, including breach of contract and trademark infringement. A hearing on the matters was held on June 17, 18 and 19. On July 11, 2003, the Court issued an order stating that the rights and obligations of the parties should be resolved at a trial and not by injunctive relief.  On July 16, 2003, Coleman filed a motion for reconsideration.  The Court heard arguments on Coleman’s motion on August 15, 2003, and on August 18, 2003, the Court issued an order granting a temporary injunction to Coleman enjoining Fleetwood from certain conduct, including using Coleman’s name, trademark or logos.  The Company is complying with the Court’s order.  On November 12, 2003, the Court heard arguments on our motion to reconsider the August 18, 2003, order and Coleman’s motion for partial summary judgment.  On December 9, 2003, the Court heard another motion by Coleman for partial summary judgment.  On February 6, 2004, the Court ruled that Fleetwood Enterprises, Inc., (Fleetwood) was not the alter ego of its subsidiary, Fleetwood Folding Trailers, Inc., (Folding Trailers) and therefore not subject to the temporary injunction against Folding Trailers.  This is important because arising from the original purchase of Coleman’s folding trailer business in 1989, Fleetwood also purchased a covenant (the negative covenant) from Coleman that Coleman would not license to any company, other than Fleetwood, the Coleman brand for use on recreational vehicles.  The Court also ruled that the existing temporary injunction was overly broad and ordered the parties to submit a more balanced temporary injunction.  Notwithstanding this ruling, the Court held that Folding Trailers had violated the existing injunction and imposed sanctions against Folding Trailers.  The sanctions will likely amount to several thousand dollars.  Prior to the February 6, 2004, ruling, Coleman and Coachmen Industries, Inc., a manufacturer of recreational vehicles, announced an agreement whereby Coachmen would produce a line of recreational vehicles under the Coleman brand.  Since we believe any such agreement to be in violation of our negative covenant with Coleman, Fleetwood, on February 13, 2004, filed a lawsuit against Coachmen in state court in Kansas alleging among other counts that Coachmen is interfering with our business opportunities.  We expect that this lawsuit will be consolidated with the existing Coleman litigation.  On March 1, 2004 Coleman filed another motion to show cause relating to further alleged violations by Fleetwood of the injunction. Fleetwood believes that motion has no merit. Trial in this matter is likely to be scheduled for the third quarter of calendar year 2004.  We intend to aggressively pursue this litigation and provide a vigorous defense to Coleman’s counterclaim. It is not possible at this time to properly assess the risk of an adverse verdict or the magnitude of the possible exposure.

Item 2.  Changes in Securities and Use of Proceeds

On December 22, 2003, the Company sold $100.0 million aggregate principal amount of its 5.00% Convertible Senior Subordinated Debentures due December 15, 2023 (the “Debentures”) to Lehman Brothers for resale to qualified institutional buyers in reliance on Rule 144A under the United States Securities Act of 1933, as amended.  The initial purchaser purchased the Debentures from the Company at 96.5% of the principal amount thereof.  Interest is payable on June 15 and December 15 of each year, beginning June 15, 2004.  The Debentures are senior subordinated unsecured obligations of the Company and rank junior in right of payment to all of the Company’s existing and future senior indebtedness.

All Debentures that have not been repurchased or converted must be repaid with any accrued unpaid interest on December 15, 2023, subject to acceleration under certain circumstances including events of default and insolvency.  Beginning December 15, 2008, the Company has the option at any time thereafter to redeem all, or a portion, of the Debentures for cash at 100% of the principal amount of the Debentures plus accrued unpaid interest (including additional amounts, if any).  On each of December 15, 2008, December 15, 2013 and December 15, 2018, each holder of the Debentures has the right to require the Company to purchase all or a portion of such holder’s Debentures at a purchase price equal to 100% of the principal amount plus accrued unpaid interest (including additional amounts, if any), and the Company may elect to pay the repurchase price in cash, the Company’s common stock or a combination of cash and common stock.  Furthermore, upon a change in control (as defined in the indenture governing the Debentures), each holder has the right, subject to certain conditions and restrictions, to require the Company to repurchase for cash all or a portion of such holder’s Debentures at 100% of the principal amount of the Debentures plus accrued unpaid interest (including additional amounts, if any).

Subject to certain conditions, the holders of the Debentures have the right to convert their Debentures, in whole or part, into shares of the Company’s common stock at an initial rate of 85.0340 shares of common stock per $1,000 principal amount of Debentures (which is equivalent to a conversion price of approximately $11.76 per share) (the “Conversion Price”). The Conversion Price is subject to adjustment under various circumstances including dividends, various kinds of distributions, stock splits and combinations, and repurchase by the Company of its common stock pursuant to a tender or exchange offer at a premium to market price. The conditions triggering the conversion right are: (i) if the market price of the Company’s common stock measured over a specified number of trading days is above 120%

of the Conversion Price; (ii) if, subject to certain exceptions, the trading price of the Debentures, measured over a specified number of trading days, is less than 98% of the conversion value of the Debentures; (iii) if the Company elects to call the Debentures for redemption; or (iv) upon the occurrence of certain corporate transactions.

However, until the Company amends its restated certificate of incorporation to increase its authorized capital, the Company will deliver (A) upon conversion of each Debenture (other than a conversion upon satisfaction of the debenture price conditions), (i) an amount of cash equal to the lesser of (x) the $1,000 principal amount of such Debenture or (y) the conversion value of such Debenture, and (ii) a number of shares of the Company’s common stock equal in value to the excess (if any) of the conversion value of the Debenture over its $1,000 principal amount or (B) upon conversion of each Debenture upon satisfaction of the debenture price conditions, an amount of cash equal to the lesser of (i) the conversion value of the Debenture or (ii) the $1,000 principal amount of such Debenture.  If stockholder approval is obtained and the Company is able to increase its authorized capital, the Company will have the option to deliver either its common stock into which such Debenture is convertible, cash, or a combination thereof upon conversion.

The Company has agreed to file a shelf registration statement for the resale of the Debentures and the common stock issuable upon conversion of the Debentures.  Upon stockholder approval, if any, to increase the Company’s authorized capital, the Company will have similar obligations in respect of the additional conversion shares that may be issuable upon conversion.

Item 5.  Other Information.

On December 30, 2003, our manufactured housing finance subsidiary HomeOne Credit Corp. (HomeOne) entered into a new Master Loan and Security Agreement with Greenwich Capital Financial Products, Inc. (Greenwich) that provides up to $75,000,000 in warehouse funding.  HomeOne Funding I (Funding), a Delaware statutory trust of which HomeOne is the sole certificateholder, is the borrower under the new facility.  The facility expires on December 29, 2004.

Under the terms of the new facility, HomeOne will from time to time sell consumer loans and contracts that it has originated to Funding.  The agreement governing the sale of the loans to Funding provides for limited recourse to HomeOne following the sale, and the risk of loss for non-payment (other than a first payment default) is shifted to Funding.  Following the transfer by HomeOne, Funding will pledge the loans to Greenwich as collateral for borrowings under the facility.

The availability of financing under the facility is dependent on a number of factors, including the borrowing base represented by the consumer loans and contracts pledged to Greenwich by Funding.  The advance rate for eligible loans varies between 72% and 80% of the principal amount of the consumer loans and contracts pledged, depending on the weighted average credit scores of the borrowers under those consumer loans and contracts and the interest rate selected by Funding. Available interest rates vary from 2.00% to 2.50% over LIBOR. As the selected interest rate decreases so does the available advance rate.

Only consumer loans and contracts that meet specified eligibility criteria are considered in calculating the borrowing base.  The eligibility criteria include, among others, limits on the maximum term, loan amount and loan-to-value ratio of the consumer loan or contract and a requirement that the consumer loans and contracts not be more than 30 days past due at the month end of any reporting period.  The facility also contains sublimits that limit the overall percentage of the borrowing base that certain loans can represent, including among other sublimits relating to state and zip code concentration, credit scores, used or repossessed manufactured homes and single-wide manufactured homes.

We and HomeOne agreed to guarantee the facility in an aggregate amount not to exceed 10 percent of the greatest amount of principal and interest outstanding in the 30 days prior to the making of any claim under the guaranties.  Our guaranty includes financial and other covenants, including maintenance of specified levels of Tangible Net Worth, Total Indebtedness to Tangible Net Worth and Liquidity.  While the new facility is outstanding we are allowed to pay dividends only to the extent otherwise allowed under our existing syndicated credit facility led by Bank of America.

The facility contains a provision that requires Funding to pay a non-utilization fee on the difference between the maximum credit ($75 million) and its average daily usage of the facility for the calculation period.  The non-utilization fee is set at .25% per annum for the first six months of the facility, increasing to .375% per annum for the next six months and 1.00% thereafter.  Loans under the facility are full recourse, meaning that if the lender sells the collateral and the proceeds are not sufficient to pay all amounts then outstanding under the facility, the borrower and the guarantors (up to the limits described in the prior paragraph) will remain responsible for repayment. A copy of the agreement relating to the facility is attached to this Form 10-Q as Exhibit 10.3 and is incorporated herein.

In addition, the Company’s Board of Directors has amended our 1992 Stock-Based Incentive Compensation Plan to insert a termination date, and has amended our 1992 Non-Employee Director Stock Option Plan to insert a termination date and to modify the formula by which awards are granted.  These amendments were not material and did not require shareholder approval.  Copies of the amended and restated plans are attached to this Form 10-Q as Exhibits 10.1 and 10.2.

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

10.1       Amended and Restated 1992 Stock-Based Incentive Compensation Plan

10.2       Amended and Restated 1992 Non-Employee Director Stock Option Plan

10.3       Master Loan and Security Agreement dated as of December 30, 2003, among the Company, HomeOne Credit Corp. and Greenwich Capital Financial Products, Inc., as lender.

10.4       Form of Ninth Amendment to Credit Agreement and Consent of Guarantors, dated as of  February 27, 2004, among Fleetwood Enterprises, Inc., Fleetwood Holdings, Inc. and its subsidiaries, Fleetwood Retail Credit and its subsidiaries, the banks and other financial institutions signatory thereto, and Bank of America, N.A., as administrative and collateral agent.

15.1       Letter of Acknowledgment of Use of Report on Unaudited Interim Financial Information

31.1       Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2       Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1       Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)   Reports on Form 8-K

On October 30, 2003, we furnished a Current Report on Form 8-K attaching a press release reporting the sales results for our second fiscal quarter ended October 26, 2003.

On November 20, 2003, we filed a Current Report on Form 8-K reporting a management change.

On December 8, 2003, we furnished a Current Report on Form 8-K disclosing that we had issued a news release reporting our financial results for the second fiscal quarter ended October 26, 2003, and we also attached certain supplemental information.

On December 15, 2003, we furnished a Current Report on Form 8-K attaching a transcript of the conference call in which we had discussed our results for the second quarter ended October 26, 2003.

On December 17, 2003, we filed a Current Report on Form 8-K attaching two press releases announcing the offering and pricing of the sale of $80 million aggregate principal of 5% convertible senior subordinated debentures due 2023.

On December 23, 2003, we filed a Current Report on Form 8-K attaching a press release and other documents announcing the completion of the sale of $100 million aggregate principal of 5% convertible senior subordinated debentures due 2023.

On January 5, 2004, we filed a Current Report on Form 8-K attaching a press release and other documents announcing the completion of a warehouse facility with Greenwich Capital Financial Products, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLEETWOOD ENTERPRISES, INC.

/s/ Boyd R. Plowman
Boyd R. Plowman
Executive Vice President and
Chief Financial Officer

March 4, 2004