Form 10-K
period 2004-04-25
FLEETWOOD ENTERPRISES INC/DE/
filed 2004-07-08
CIK 314132

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One) /X/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended April 25, 2004
OR
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to ____________

Commission file number 1-7699

F L E E T W O O D  E N T E R P R I S E S ,  I N C .
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Delaware	95-1948322
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
3125 Myers Street, Riverside, California (Address of Principal Executive Offices)	92503-5527 (Zip Code)

Registrant's telephone number, including area code: (909) 351-3500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, $1 par value	New York Stock Exchange, Inc. Pacific Exchange, Inc.
Preferred share purchase rights	New York Stock Exchange, Inc. Pacific Exchange, Inc.

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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	x	No

        The aggregate market value of common stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant's most recently completed second fiscal quarter was $223,172,700.

Common stock outstanding on July 2, 2004: 55,374,843 shares

Documents incorporated by reference:

        To the extent indicated herein, portions of the registrant's Proxy Statement with respect to its 2004 Annual Meeting, which will be filed no later than 120 days after the close of the registrant's fiscal year ended April 25, 2004, are incorporated by reference into Part III, Items 10, 11, 12 and 13 of this Form 10-K.

FLEETWOOD ENTERPRISES, INC.

PART I

        Unless otherwise indicated, "we," "us," "our," "Fleetwood," the "Company" and similar terms refer to Fleetwood Enterprises, Inc. Throughout this report, we use the term "fiscal," as it applies to a year, to represent the fiscal year ending on the last Sunday in April of that year.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        Statements used in this report, including the sections entitled "Business Outlook" and "Risk Factors," that relate to future plans, events, financial results or performance are forward-looking statements as defined under the Private Securities Litigation Reform Act of 1995. These statements are based on the beliefs of the Company's management as well as assumptions made by it, and information currently available to it. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue," or the negative of these terms or other comparable terminology. These forward-looking statements are only predictions, and may be inaccurate. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors including the factors listed under "Risk Factors," as well as elsewhere in this report and in other SEC filings. These risk factors include, without limitation, the following items:

  •
  the cyclical nature of both the manufactured housing and recreational vehicle industries;

  •
  ongoing weakness in the manufactured housing market;

  •
  continued acceptance of Fleetwood's products;

  •
  the potential impact on demand for Fleetwood's products as a result of declining consumer confidence;

  •
  the effect of global tensions on consumer confidence;

  •
  expenses and uncertainties associated with the manufacturing and introduction of new products;

  •
  the future availability of manufactured housing retail financing as well as housing and RV wholesale financing;

  •
  exposure to interest rate and market changes affecting certain assets and liabilities;

  •
  availability and pricing of raw materials;

  •
  changes in retail inventory levels in the manufactured housing and recreational vehicle industries;

  •
  competitive pricing pressures;

  •
  the ability to attract and retain quality dealers, executive officers and other personnel; and

  •
  the Company's ability to obtain financing needed in order to execute its business strategies.

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

Item 1. Business

General

        Fleetwood is the nation's leader in producing recreational vehicles, including motor homes, travel trailers and folding trailers, as well as one of the nation's largest producers of manufactured housing. We are also the third largest retailer of manufactured homes in the United States.

        In fiscal year 2004, we sold 60,097 recreational vehicles. In calendar 2003, we held a 16.8 percent share of the overall recreational vehicle market, consisting of a 17.8 percent share of the motor home market, a 12.7 percent share of the travel trailer market and a 41.6 percent share of the folding trailer market. For calendar year 2003, our Folding Trailer division was the leader in market share in that segment, while our motor home business was in second position and the Travel Trailer division in third position.

        For calendar year 2003, we shipped 19,653 manufactured homes and were the second largest producer of HUD-Code homes in the United States in terms of units sold. HUD-Code homes are homes manufactured in accordance with regulations published by the Federal Department of Housing and Urban Development. In calendar 2003, the manufactured housing industry had a 9 percent share of the single-family housing starts, of which we had a 2 percent share and a 15.0 percent share of the manufactured housing wholesale market. During the same period, our retail operations had a 3.8 percent share of the manufactured housing retail market.

        Our vertically integrated housing operations are completed by our financial services subsidiary, HomeOne Credit Corp., which offers finance and insurance products to our retail customers. In addition, we operate four supply companies that provide components for the recreational vehicle and housing operations, while also generating outside sales.

        Our business began in 1950 producing travel trailers and quickly evolved to manufactured homes. We re-entered the recreational vehicle business with the acquisition of a travel trailer operation in 1964. Our manufacturing activities are conducted in 16 states within the U.S., and to a much lesser extent in Canada. We distribute our manufactured products primarily through a network of independent dealers throughout the United States and Canada. In fiscal 1999, we entered the manufactured housing retail business through a combination of key acquisitions and internal development of new retail sales centers. At the end of fiscal 2004, we operated 129 retail sales locations in 21 states.

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

	Fiscal years ended April
	2004	%	2003	%	2002	%
	(Dollars in thousands)
Recreational vehicles:
Motor homes	$1,104,624	42%	$918,742	40%	$716,734	31%
Travel trailers	570,420	22	441,885	19	378,412	17
Folding trailers	104,189	4	121,968	5	117,758	5

	1,779,233	68	1,482,595	64	1,212,904	53
Manufactured housing:
Wholesale	657,388	25	667,087	29	842,536	37
Retail	242,505	9	245,076	10	327,760	14
Less intercompany	(117,135)	(4)	(115,903)	(5)	(137,187)	(6)

	782,758	30	796,260	34	1,033,109	45
Supply operations	41,120	2	37,178	2	34,032	2
Financial services	4,877	—	2,260	—	402	—

	$2,607,988	100%	$2,318,293	100%	$2,280,447	100%

Recreational Vehicles

  Industry Overview

        Recreational vehicles include motor homes, travel trailers, folding trailers and slide-in truck campers. Recreational vehicles are either driven or towed and are primarily used for vacations, camping trips and other leisure activities.

        A motor home is a motorized mobile unit used not only as a temporary dwelling during vacation and camping trips but also to support a variety of lifestyle activities, including outdoor recreation such as hunting and fishing, both on and off road racing and tailgating at assorted local and national events. In many cases a motor home is utilized for extended travel and is often considered a second home. It consists of a truck or bus chassis with a living unit built onto it. The driver's compartment (on Class A models) and living area are designed and produced by the recreational vehicle manufacturer. Motor homes are classified by the Recreation Vehicle Industry Association (RVIA) into three categories: Class A, Class B and Class C. Conventional, or Class A, motor homes are constructed directly on medium-duty truck chassis that include the engine and drive train components. They are fully self-contained, typically including a driver area and kitchen, dining, bathroom and sleeping accommodations for four to eight people, and have such optional features as air conditioning, an auxiliary power generator and home electronics such as a stereo, television and DVD. Approximately 42 percent of Class A units are diesel-powered. Class B models, which comprise a small segment of the market, are panel-type trucks to which kitchen, sleeping and toilet facilities are added. Many of these models also have a top extension added to them for more headroom. Compact, or Class C, models are classified as mini motor homes, which are built on a cut-away van-type chassis onto which the manufacturer constructs a living area with access to the driver's compartment. Class C models have basically the same features and options as Class A products, but the chassis manufacturer's original dashboard and front cab section are retained.

        RVIA reported factory shipments of 41,500 Class A motor homes and 18,300 Class C motor homes for calendar 2003. These figures compare with shipments of 39,600 Class A motor homes and 18,000 Class C motor homes in calendar 2002. There are numerous competitors in this industry. However, the five largest manufacturers, including Fleetwood, represented approximately 68 percent of the combined Class A and Class C motor home retail market for calendar 2003.

        There are two major classes of towable recreational vehicles: travel trailers and folding trailers. Travel trailers are designed to be towed by pickup trucks, vans or other tow vehicles, and are similar to motor homes in use and features. Typically, travel trailers include sleeping, kitchen, dining and bathroom facilities and are self-contained units with their own lighting, heating, refrigeration, fresh water storage tanks and sewage holding tanks so that they can be used for short periods without being attached to utilities. RVIA identifies travel trailers as being either conventional or fifth-wheel trailers. Fifth-wheel trailers extend over the bed of their tow vehicles and are hitched to the bed of the truck. For calendar 2003, RVIA reported factory shipments of 139,800 conventional trailers and 74,600 fifth-wheel trailers, compared with shipments of 129,700 and 66,100, respectively, for calendar 2002. The five largest manufacturers in calendar 2003, including Fleetwood, represented approximately 68 percent of the total travel trailer retail market.

        Folding trailers are smaller and lighter than their travel trailer counterparts and are consequently less expensive and easier to tow. Folding trailers typically include sleeping and eating facilities, fresh water storage and either a built-in icebox or a refrigerator. RVIA reported shipments of 35,700 folding trailers in calendar 2003, in contrast to 44,800 shipments in calendar 2002. Of all of the markets for recreational vehicles, the folding trailer market is the most concentrated, with the five largest manufacturers, including Fleetwood, holding almost 88 percent of the retail market in calendar 2003.

        Slide-in truck campers represent another class of towable recreational vehicles, but have a less significant market presence. Slide-in truck campers are similar to travel trailers in terms of use and features, but are designed to fit in the bed of a pickup truck. For calendar 2003, RVIA reported factory shipments of 8,800 slide-in truck campers, compared to shipments of 10,000 for calendar 2002.

        Sales of recreational vehicles tend to be a leading economic indicator and, along with the stock market, recreational vehicle shipment growth rebounded post September 11, 2001, stimulated by low interest rates and a heightened awareness by consumers of the benefits of the RV lifestyle. Based on recent RVIA forecasts, recreational vehicle shipments are expected to increase during calendar 2004 from the much improved 2003 levels, although we believe that a decline in consumer confidence, resulting from international hostilities, high gas prices and an uncertain stock market, could impede growth. Recreational vehicles typically are a discretionary purchase for consumers, and sales are therefore affected principally by general economic conditions and consumer confidence, and to a lesser extent by the price of fuel. Retail financing conditions have historically been a less significant factor affecting the recreational vehicle industry than the manufactured housing business. Purchasers of recreational vehicles generally have proven to have an overall greater ability to obtain necessary credit than customers of the manufactured housing industry.

  Our Recreational Vehicle Business

        We have been the nation's leading producer of recreational vehicles since 1973 and distribute our products through a network of approximately 1,300 independent retailers in 49 states and Canada. In calendar 2003, approximately 81 percent of our recreational vehicles were shipped to retailers in the 25 states with the highest retail sales, including California, Texas, Florida, Michigan and Ohio. We were the market share leader in terms of units sold in four of the top 25 recreational vehicle states. Our retail market share and industry unit sales for each of the three segments in which we participated for the last three calendar years are as follows:

	Calendar Year
	2003		2002		2001
	Industry Retails	Fleetwood Share	Industry Retails	Fleetwood Share	Industry Retails	Fleetwood Share
Motor homes
Class A	39,489	21.2%	36,880	20.8%	33,959	18.7%
Class C	17,016	9.9	15,532	10.1	13,468	13.3

Total motor homes	56,505	17.8	52,412	17.7	47,427	17.2

Travel trailers
Conventional	129,882	14.8	117,515	16.5	104,162	17.0
Fifth-wheel	68,904	8.7	60,692	7.4	54,807	11.2

Total travel trailers	198,786	12.7	178,207	13.4	158,969	15.0

Folding trailers	30,920	41.6	36,064	42.7	38,934	41.7

        Source: Statistical Surveys, Inc.

        Fleetwood's overall motor home market share has consistently increased over the last three calendar years. This has been driven mainly by new, innovative diesel products and both mid- and high-line Class A gas products partially offset by market share erosion in Class C products. Over the past 36 months, we launched three new diesel products and introduced three other completely redesigned diesel products and five completely redesigned gas products. Our continued focus on supplying the marketplace with innovative products with the appropriate price-to-value relationship has resulted in our Class A market share improvements. Our Class C market share has declined over the past three calendar years primarily due to our inability to provide product to the marketplace resulting from the closure of two manufacturing plants that produced Class C products. Subsequently, we have moved Class C production to a different facility and have expanded production capacity for the Class C products.

        The Fleetwood brand is represented by the Jamboree, Tioga, Terra, Fiesta, Flair, Storm, Bounder, Southwind, Pace Arrow, Bounder Diesel, Expedition, Discovery, Providence, Excursion, Revolution, American Tradition, American Eagle and American Heritage models. Our Class A motor homes range in length from 26 to 45 feet and have an average retail price of approximately $155,000. Class C units range in length from 22 to 31 feet and have an average retail price of approximately $71,000. For calendar 2003, four of the industry's 10 top-selling Class A motor homes were manufactured by Fleetwood, as well as two of the 10 top-selling Class C motor homes.

        Over the past three calendar years, Fleetwood's travel trailer market share has declined from 15.0 percent to 12.7 percent due to increased competition in the travel trailer industry, our lack of participation in a few growing market segments including the luxury, hybrid, and sport-utility segments and only moderate acceptance of redesigned core products of conventional and fifth wheel travel trailers introduced at the industry's largest trade show in November 2002. Recently we entered the sports utility segment with our Gearbox lifestyle support vehicle, as well as introducing several new, innovative floorplans in other market segments. We believe that with these recently introduced floorplans, combined with new products under development, our market share position should improve.

        We manufacture a variety of travel trailers under the Pioneer, Mallard, Wilderness, Prowler, Terry, Gearbox, Pride, and Triumph nameplates. Our travel trailers are generally 8 feet wide, vary in length from 15 to 39 feet (including trailer hitch) and have an average retail price of approximately $24,000. For calendar 2003, two of the industry's 10 top-selling travel trailers were manufactured by us.

        We are the largest manufacturer of folding trailers, which we currently sell under the Fleetwood Folding Trailer brand name. Our folding trailers range in length from 17 to 27 feet when deployed, and have an average retail price of approximately $8,800.

Manufactured Housing

  Industry Overview

        A manufactured home is a single-family house that is constructed in accordance with HUD construction and safety standards in a factory environment rather than at the home site. There are two basic categories of manufactured housing: single-section and multi-section. The manufactured housing industry grew significantly from 1991 to 1998, but has retrenched since then. According to the Manufactured Housing Institute (MHI), domestic shipments increased from 170,713 homes in calendar 1991 to 372,843 homes in calendar 1998, before declining to 130,937 in calendar 2003. Total retail sales increased overall from approximately $4.7 billion in calendar 1991 to more than $7.2 billion in calendar 2003. In addition, the manufactured housing industry's share of new single-family housing starts increased significantly, from about 17 percent in calendar 1991 to 24 percent in calendar 1998, before declining to 9 percent in calendar 2003. We believe that the growth during the 1990s resulted from the increased availability of financing and also in large part from increasing consumer acceptance of and preference for manufactured housing, both of which were driven by the following:

  •
  improved product quality and design, and enhanced features;

  •
  a significant difference in the average price per square foot between site-built housing and manufactured housing;

  •
  favorable demographic and regional economic trends;

  •
  increased attractiveness of financing terms available to manufactured housing dealers and consumers in 1991 through 1998; and

  •
  liberal credit underwriting due to competition among retail lenders for more volume.

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

        As acceptance of manufactured housing has increased among higher-income buyers and financing for single-section homes has become more scarce, demand has shifted toward larger, multi-section homes, which accounted for 80 percent of industry shipments in calendar 2003, up from 47 percent in calendar 1991.

        More than half of the manufactured homes produced in the United States are placed on individually owned lots. The balance are located on leased sites in manufactured housing communities. Most manufactured housing is sold in rural regions and towns outside of major urban areas.

        The manufactured housing industry is cyclical, and is affected by general economic conditions and consumer confidence. For the last four years, the industry has been burdened by excess manufacturing and retailing capacity, high dealer inventories, competition from repossessed units being resold at greatly distressed prices and a slowing of retail sales. This imbalance between capacity and inventories on one hand and retail demand on the other has largely been caused by the reversal of loose credit practices, which artificially stimulated demand during most of the 1990s until replaced by the current restrictive financing conditions. Prior rapid overexpansion of the retail distribution network and dealers' inflated expectations of future business also contributed to the imbalance.

        With respect to the retail financing of manufactured housing, interest rates are generally higher and the terms of loans shorter than for site-built homes. In addition, some lenders have stopped extending loans to finance the purchase of manufactured homes, including four national lenders that have exited the business since the last half of fiscal 2002. This has had the effect of making financing for manufactured homes even more expensive and more difficult to obtain relative to financing for site-built homes.

        Retail financing was a significant factor in the expansion of the industry, particularly toward the latter part of the 1990s growth cycle, when competitive retail lenders employed relatively liberal underwriting standards to capture more business. Although a major catalyst in fueling higher sales volume through 1998, the lower standards have given rise to an abnormally high rate of defaults and repossessions as loan portfolios have matured in the last four calendar years. In turn, retail lenders have responded by sharply curtailing the availability of financing to our retail customers and elevating underwriting standards to overly restrictive levels. At the same time, manufacturers have found themselves competing for the sale of new homes with resellers of these repossessed homes. Due to the difficult environment for chattel financing nationwide, the industry has been trending toward more "land and home" type financing. Chattel financing is personal property financing secured only by the home and not by the underlying land on which the home is sited.

        Calendar year 2002 and 2003 industry shipments were negatively impacted by legislation passed in Texas, a state which accounted for 11 percent of industry shipments in calendar year 2001, that required mortgage-type or "land and home" financing instead of chattel financing, which had been the industry norm, especially for the purchase of single-section homes. The chattel financing process is simpler for customers, understood by dealers, and faster to process than mortgage-type lending. For example, industry shipments in Texas fell 28 percent in 2002 and 30 percent in 2003, compared to a drop in shipments for the industry nationwide of 13 percent and 22 percent, respectively. New legislation was passed in Texas in 2003 that substantially eased the negative impact on chattel financing, although the closures of plants and dealers seem to have precluded quick recovery.

        Another industry development affecting wholesale sales volume was the announcement in March 2002 by Conseco Finance Servicing Corp. (Conseco), the largest wholesale floorplan lender, that it would stop approving and funding new floorplan requests. Another large wholesale lender, Deutsche Financial Services (Deutsche), announced in October 2002 it was exiting the business. Independent retailers generally finance their inventory purchases with wholesale floorplan financing provided by lending institutions. Despite some disruption to the industry, generally there has been sufficient wholesale floorplan financing available through other lenders to fill the vacuum created by the Conseco and Deutsche departures.

        Industry manufacturing and retail capacity have been reduced significantly in response to the financing environment and the related inventory imbalance. More than half of the retail lending capacity available in 2000 has exited the business including, most recently, Chase Manhattan Mortgage Finance (Chase), which announced its decision to exit the industry in May 2004. Although a number of significant lenders have entered the market since late 2003, the volume of financing has not yet translated into higher shipments. Ultimately, the reasonable availability of retail financing will be the key to an industry recovery. The MHI projects that calendar 2004 will, however, show a 9 percent improvement over 2003 shipments.

  Our Manufactured Housing Business

        We are the second largest producer of HUD-Code manufactured housing in the United States in terms of units shipped by us to dealers, and we distribute our products through a network of approximately

1,250 dealers in 48 states. At the end of fiscal 2004, we operated 129 retail locations under the name Fleetwood Retail Corp., with the balance owned and operated by independent dealers. In calendar 2003, approximately 77 percent of our manufactured homes were shipped to dealers in the 20 states with the highest shipments to dealers, including Texas, Florida, California, North Carolina and Tennessee. We are a leading producer of both single-section and multi-section manufactured homes, and our share of the manufactured housing market, based upon shipments to dealers, was 15.0 percent in calendar 2003.

	Calendar Year Shipments
	2003		2002		2001
	Shipments	%	Shipments	%	Shipments	%
Industry shipments
Single-section	26,238	20%	37,155	22%	48,988	25%
Multi-section	104,699	80	131,336	78	144,241	75

Total	130,937	100%	168,491	100%	193,229	100%

Fleetwood shipments
Single-section	3,393	17%	4,901	20%	6,895	23%
Multi-section	16,260	83	20,131	80	23,515	77

Total	19,653	100%	25,032	100%	30,410	100%

Fleetwood share of shipments
Single-section	12.9%		13.2%		14.1%
Multi-section	15.5		15.3		16.3

Total	15.0%		14.9%		15.7%

        Source: Manufactured Housing Institute

        We held a 12.9 percent share of the single-section manufactured housing market in calendar 2003, as measured by shipments to dealers. Our single-section homes range in size from 550 square feet to 1,290 square feet. The average single-section home retailed for approximately $25,600 (excluding land costs) and represented approximately 17 percent of our manufactured housing unit shipments in calendar 2003. Our single-section homes are designed for the affordable housing market, which includes first-time, retiree and value-oriented buyers.

        We held a 15.5 percent share of the multi-section manufactured housing market in calendar 2003, as measured by shipments to dealers. Our multi-section homes, which range in size from 1,040 square feet to 3,090 square feet, sold for an average retail price of approximately $49,200 (excluding land costs) and represented approximately 83 percent of our manufactured housing unit shipments in calendar 2003.

Manufactured Housing—Retail

  Industry Overview

        The manufactured housing retail industry generated over $7.2 billion in sales in calendar year 2003 and is highly fragmented, with approximately 5,200 retail sales centers. Most manufactured housing dealers are independently owned by private companies operating a single sales center. Until 1997, Fleetwood and most other manufacturers, with the exception of a few vertically integrated entities, marketed their manufactured homes exclusively through independent dealers. At that time, however, certain manufactured housing producers began to acquire dealers with the objective of exercising greater control over retail distribution and upgrading marketing and merchandising practices, including brand name development. Additionally, some financial consolidators and residential developers entered the manufactured housing business by acquiring dealers.

        One factor leading to the industry imbalance between retail inventories and consumer demand has been the large number of dealers, each of which must maintain adequate inventory at its location to appeal to potential customers. The number of retail stores in the industry has decreased significantly since 2000 and it is anticipated that further reduction may occur.

  Our Retail Housing Business

        In the latter part of calendar 1997 and during the first half of calendar 1998, a few competing manufacturers acquired several of our important dealers, which collectively accounted for about 25 percent of our distribution network in terms of volume. In order to protect our distribution channels and to take advantage of business opportunities in the manufactured housing retail industry, in 1998 we acquired HomeUSA, Inc., then the nation's largest independent dealer of manufactured homes. In addition, we completed several other acquisitions of independent dealers during fiscal 1999 and fiscal 2000. We also expanded our Company-owned retail network through the development of "greenfield" locations, which are locations that we have started ourselves rather than through acquisition of existing operations. The combination of these two strategies carried us to a high of 244 stores in November 2000. Since then, as the retail market for manufactured housing has continued to slow down and losses in our retail operation have risen, we have implemented a downsizing strategy to better match our retail capacity to market demand. By assigning retail store operations of certain locations to a third party and closing and selling other locations, we have reduced the number of stores that we operate to 129 at the end of fiscal 2004. The downsizing actions may extend into fiscal 2005, although they may be offset by strategic openings of new stores in selected markets.

Supply Operations and Other Businesses

        During most of fiscal year 2004, our supply manufacturing operations included two fiberglass companies, a component parts business, a drapery operation and a lumber milling operation. The drapery operation was sold in our third fiscal quarter. These businesses provide a reliable source of quality components for our principal manufacturing businesses, while also generating outside sales. In fiscal year 2004, approximately 53 percent of the product volume of these manufacturing operations was used internally, and the remaining 47 percent was sold to third parties. The supply operations also include a lumber brokerage operation and a component import distribution business, each of which provides our manufactured housing and recreational vehicle businesses with reliable sources of quality raw materials and components.

Competition in Our Business

        The recreational vehicle market is highly competitive, with numerous participants. The five largest manufacturers represented approximately 70 percent of the retail market in calendar 2003, including our sales, which represented 16.8 percent of the total market. For calendar year 2003, we held a 17.8 percent share of the motor home market, a 12.7 percent share of the travel trailer market and a 41.6 percent share of the folding trailer market.

        The manufactured housing industry is also highly competitive. For calendar 2003, there were approximately 62 manufacturers, with the 10 largest companies accounting for 78 percent of the retail market, including our sales, which represented 15.9 percent of the retail market. Manufactured homes compete with used and repossessed manufactured homes, new and existing site-built homes, apartments, townhomes and condominiums. Competition exists at both the wholesale and retail levels and is based primarily on price, product features, reputation for service and quality, merchandising, and terms and availability of dealer and retail customer financing. Growth in the manufactured housing market in the southern United States during the 1990s increased competition at both the wholesale and retail levels and resulted in both regional and national competitors increasing their presence in the region.

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

  •
  training both our employees and our dealers' employees in customer satisfaction techniques and quality improvement procedures;

  •
  providing additional services, such as comprehensive training of our dealers' employees and contractors regarding proper installation techniques for manufactured homes;

  •
  offering extensive warranties in the manufactured housing and recreational vehicle industries; and

  •
  responding quickly and effectively to customer inquiries and concerns.

        We use independent consumer surveys to determine whether retail customers are satisfied with the quality of our products and the level of service provided by us and our dealers. An independent consumer research firm conducts telephone surveys and communicates customer responses to our manufacturing entities and dealers to reinforce quality performance and minimize customer problems. Each year, specific customer satisfaction goals are established for our manufacturing operations and independent dealers. Dealers who meet these performance standards are recognized with our Circle of Excellence Award, and our manufacturing centers are similarly honored for meeting targeted levels of customer satisfaction. We believe that these efforts have resulted in increased awareness of the importance of product quality and service, which in turn has significantly improved our customer satisfaction ratings.

  Focus on Engineering and Innovative Product Development

        Fleetwood conducts product development activities on a national basis for recreational vehicles and on a regional basis for manufactured housing in order to reflect regional preferences and trends. Under this system, projects are carefully evaluated throughout the entire product development process. We develop innovative new products and product enhancements through an integrated approach that includes customer surveys, marketing research, engineering, manufacturing and external consultants. As a result, we are able to proactively design and manufacture quality products that address both industry trends and specific customer requirements in an efficient, cost-effective and timely manner.

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

  Providing the Best Product and Value Proposition to Our Customer

        Our goal is to consistently offer the highest quality product at an attractive value that is not exclusively price-driven. We seek to achieve the value proposition by focusing on the needs and preferences of our buyer populations at different price points by product. We believe we are also effective at controlling cost factors while maintaining high quality standards because of our economies of scale, purchasing efficiencies, and a leverageable fixed infrastructure. Our focus on engineering and innovative product development translates into products that meet ever-changing consumer preferences at the business unit level for recreational vehicles and at the regional level for manufactured housing. For example, because of the relative affluence of the recreational vehicle buyer and the discretionary nature of the recreational vehicle purchase, the design process is critical and is embedded throughout the development, manufacturing and marketing cycle. Those costs are absorbed over significant unit volumes because of the economies of our market penetration and volumes. Our customers expect consistency and quality because of the brand reputation and awareness of our products in the market. Finally, we believe that the customers' experience with our products remains consistent through changing economic and social cycles because of the depth and background of our management team which has experience functioning in different environments.

  Upgrading Our Retail Distribution Networks

        Since 1991, we have reduced the number of independent third-party retail distribution centers approved to sell our manufactured housing products from approximately 1,800 to about 1,100 at April 25, 2004. We believe that this action has allowed us to focus our efforts on larger dealers that share our approach to merchandising homes and customer satisfaction. Historically, we had not focused on exclusive retailer arrangements and most dealers sold competitive lines; however, in recent years, we have developed exclusive retailer arrangements. Currently, approximately 45 percent of our manufactured housing dealers, including Company-owned stores, are exclusive, up from approximately 30 percent seven years ago. During fiscal 2000, our housing group introduced the Pinnacle Retailer Program, which is designed to encourage more exclusive retailer relationships. This program includes a number of attractive retailer incentives, including funding for signage and additional marketing support not available to non-exclusive dealers, as well as, in some cases, making available retail financing capacity through HomeOne. We have increased our efforts to develop and implement "best practices" for our dealers through our sponsored training programs and manuals. Topics of recent training seminars have included professional selling techniques and proper home installation procedures. We actively seek to expand our manufactured housing retail network by adding dealers that meet our criteria.

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

  Promoting and Expanding Recognition of the "Fleetwood" Brand Name

        We seek to expand consumer awareness of the "Fleetwood" name in both our manufactured housing and recreational vehicle operations. Beginning in fiscal 1997, we began working with selected manufactured housing dealers to develop "Fleetwood Home Centers," which exclusively carry our products, have consistent signage identifying the location as a Fleetwood Home Center and meet our highest standards for home presentation and customer satisfaction.

        In the RV Group we are delivering retail marketing support to the dealer network, expanding marketing reach with strategic partnerships and product placement and identifying growth opportunities via customer-driven product planning. These efforts are supplemented with market research, direct marketing and advertising campaigns.

        We have developed a new logo and brand message, accompanied by consistent representation of the brand and message including a new graphic standards program, and increased prominence of the logo in the marketing collateral and on our recreational vehicles.

        The new logo, "Driven to Explore" tagline, visual imagery and theme has been effectively integrated into the consumer website, new product literature, dealer show room materials and training programs. Delivery of successful direct marketing campaigns, with positive returns on investment, led to the launch of the Retail Performance Marketing (RPM) program which includes national ad campaigns.

Sales and Distribution of Our Products

        Consistent with industry practice, we have historically marketed our products through many independent dealers, none of which individually accounted for a material part of our total sales. We expect this industry practice to continue with respect to recreational vehicles. However, the acquisition activity in the late 1990s in the retail sector of the manufactured housing industry prompted us to modify our manufactured housing sales and distribution strategies. We responded to this industry trend by upgrading our manufactured home retail distribution network, developing alternatives to replace dealers purchased by competitors, and promoting and expanding recognition of the Fleetwood brand name through exclusive "Fleetwood Home Centers" and through our own retail strategies, including acquisitions and the opening of stores built and owned by us. Our entry into the manufactured housing retail business required that we maintain an inventory of finished homes for purposes of display and immediate sale to retail homebuyers. This was a departure from our manufacturing policy of building homes to order and not maintaining inventories of completed homes. Largely as a result of the move into the retail business, our inventories increased sharply to $343 million at April 2000. Reflecting weaker market conditions and a reduction in the number of Company-owned stores, inventories have declined to $263 million at the end of April 2004.

        As part of the sales process, we offer purchasers of our recreational vehicles comprehensive one-year warranties against defects in materials and workmanship, excluding only certain components separately warranted by a supplier. The warranty period for motor homes is one year or until the unit has been driven 15,000 miles, whichever occurs first, except for structural items, which are covered for three years. The travel trailer warranty is for 24 months (with the exception of the Gearbox product which comes standard with a one-year warranty), while the folding trailer warranty covers 12 months on most parts and manufacturing-related defects. The warranty period for all Model Year 2005 travel trailer products has been reduced from two years to one year. Our RV Group has installed an electronic dealer communications network that facilitates the processing of product warranty claims and parts ordering. With respect to manufactured homes, our warranty now covers a one-year period, and includes coverage for factory-installed appliances. Between March 2000 and December 2002, our home warranty covered a two-year period. Our annual expenses for product warranties and service were approximately $103 million for fiscal year 2004, $118 million for fiscal year 2003, and $144 million for fiscal year 2002. We believe that our warranty program is an investment that enhances our reputation for quality and reliability.

Financing of Our Products

        Sales of recreational vehicles and manufactured housing are generally made to dealers under commitments by financial institutions that have agreed to finance dealer purchases. Consumer financing for recreational vehicles is currently readily available from a variety of sources including commercial banks, savings and loan institutions, credit unions and consumer finance companies. With respect to manufactured housing, wholesale and retail financing has historically been provided by similar lending sources, although highly concentrated with a few large institutions and by the finance affiliates of certain vertically integrated manufacturers/retailers.

        Until May 1996, we owned Fleetwood Credit Corp., which provided a substantial portion of the wholesale and retail financing for sales of our recreational vehicles. We sold Fleetwood Credit Corp. to Associates First Capital Corporation (Associates) in May 1996. In connection with the sale, an agreement was signed to assure continuing cooperation between Associates and us and to facilitate wholesale and retail financing for our retailers and customers. Early in calendar 1999, Fleetwood Credit Corp. was sold by Associates to Bank of America. We consented to an assignment of the operating agreement to the new owner. Under the agreement, we agreed to certain limitations on our permissible involvement in recreational vehicle financing programs until May 2006.

        Manufactured housing lenders have experienced higher loan losses and a more difficult funding environment over the past three years. Repossessions increased due to the fact that some lenders had made loans in earlier periods to less-qualified applicants, and a significant number of these borrowers had begun to default on their loans. Access to the asset-backed securities market as a source of funding similarly has been constricted and the cost of funds has risen sharply. As a result, lenders have reacted by tightening credit standards for manufactured housing borrowers, by significantly increasing interest rates and in some cases exiting the business.

        Conseco, which acquired GreenTree Financial Corp. and was the largest manufactured housing lender, announced in October 2002 it would no longer provide retail financing. GreenPoint announced in January 2002 that it was discontinuing its manufactured housing finance business, as did Chase in May 2004. These announcements followed the previously announced exits from the retail finance business by Associates, Bombardier Capital, Inc. and CIT Group Inc. In addition, several other smaller lenders have exited the business during the past three to four years. These unfavorable developments have created a very restrictive retail financing environment, which in turn has constrained sales activity at both the wholesale and retail levels.

        Recently, both U.S. Bancorp and GreenTree, which was acquired out of the Conseco bankruptcy by a consortium of investment funds, announced their intention to provide manufactured housing retail financing. A unit of General Motors Acceptance Corp. has become a liquidity provider through purchases of loans in the secondary market. Depending on the extent of financing actually made available by these or other lenders in the future, combined with retail financing that Fleetwood may make available through our HomeOne Credit Corp. finance subsidiary, it is possible that these new sources of financing could begin to moderate the effect of the restrictive retail financing environment that has challenged the manufactured housing industry in recent years.

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

Regulatory Issues Applicable to Our Business and Products

        Our manufactured housing operations are subject to provisions of the Housing and Community Development Act of 1974, under which the U.S. Department of Housing and Urban Development (HUD) establishes construction and safety standards for manufactured homes, and also may require manufactured housing producers to send notifications to customers of noncompliance with standards or to repair or replace manufactured homes that contain certain hazards or defects. Our recreational vehicle operations are subject to a variety of Federal, state and local regulations, including the National Traffic and Motor Vehicle Safety Act, under which the National Highway Traffic Safety Administration (NHTSA) may require manufacturers to recall recreational vehicles that contain safety-related defects, and numerous state consumer protection laws and regulations relating to the operation of motor vehicles, including so-called "Lemon Laws." Recently, the Transportation Recall Enhancement Accountability Documentation Act was approved by Congress and administered by the NHTSA. Under this rule, motor vehicle manufacturers (automotive, truck and RV) and motor vehicle equipment manufacturers are now required to report information and submit documents relating to customer complaints, warranty claims, field reports, injuries, property damage and deaths. This information may assist NHTSA to promptly identify defects related to motor vehicle safety. Fleetwood has implemented systems and processes to meet the new reporting requirements. Amendments to any of these regulations and the implementation of new regulations could significantly increase the costs of manufacturing, purchasing, operating or selling our products and could have a material adverse effect on our results of operations.

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

Our Intellectual Property

        Fleetwood®, Fleetwood Homes®, Fleetwood RV® and the principal brand and series names we use in connection with our recreational vehicles and manufactured homes are registered trademarks of ours. We believe that our trademarks and trade names are significant to our business, and we vigorously protect them against infringement. Aside from design patents on certain distinctive features of our most prominent motor home models, we have not typically obtained patent protection on our products. In addition to our trademarks and patents, we have developed numerous trade secrets in connection with the design, manufacture, sales and marketing of our products. We believe that these trade secrets are of great significance to our business success and we will take reasonable steps to prevent their disclosure to competitors.

Our Relationship with Our Employees

        As of April 25, 2004, we had approximately 13,800 employees. Most full-time employees are provided with paid annual vacations, group life insurance, medical and hospitalization benefits, a retirement plan and other fringe benefits. Approximately 870 of these employees hold management or supervisory positions.

        As of April 25, 2004, collective bargaining agreements were in effect at two of our manufacturing locations covering a total of approximately 1,000 employees. The expiration dates for these agreements are in October 2005 and September 2007. Except for employees at these two plants, none of our other employees are represented by a certified labor organization. In recent years, we have experienced labor union organizing activity at several other manufacturing locations, but employees at all these locations voted against union representation.

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

        We had net losses totaling $22 million, $71 million and $162 million for fiscal years 2004, 2003 and 2002, respectively. Continued losses may reduce our liquidity and may cause us to reduce our expenditures on capital improvements, machinery and equipment, and research and development. This could have a negative effect on our ability to maintain production schedules, manufacture products of high quality, and develop and manufacture new products that will achieve market acceptance. This could, in turn, have a negative effect on our sales and earnings. If we continue to suffer losses, we could be unable to implement our business and financial strategies or meet our obligations when due. Our losses for fiscal years 2004, 2003 and 2002 were partially caused by the following conditions:

  •
  reduced demand in the manufactured housing and, until the third quarter of fiscal 2002, recreational vehicle industries;

  •
  excess capacity, particularly in our manufactured housing plants;

  •
  some wholesale and retail lenders abandoning the manufactured housing market;

  •
  excess retail inventories;

  •
  restrictive lending standards in the manufactured housing market by the remaining retail lenders;

  •
  tightened credit standards by wholesale lenders for both manufactured housing and recreational vehicles;

  •
  relatively high interest rates for manufactured homes as opposed to site-built homes;

  •
  competition with resellers of repossessed manufactured homes;

  •
  weaker general economic conditions, stock market declines, and diminished consumer confidence;

  •
  unforeseen manufacturing complexities resulting from the introduction of new products, primarily in the travel trailer segment; and

  •
  lack of market acceptance of new products.

        We cannot provide assurance that the conditions that have resulted in our substantial losses in fiscal years 2002 through 2004 will not continue into fiscal 2005 and beyond.

        In addition to the foregoing conditions, actions taken by us in response to the circumstances that contributed significantly to the losses included:

  •
  charges in 2002 related to the impairment of goodwill that originated with our acquisitions of retail housing businesses in prior years, some of which have been closed or downsized; and

  •
  downsizing initiatives within our manufacturing and retail housing businesses, including asset impairment charges, write down of idled manufacturing facilities, employee severance payments and plant closing costs.

We may be unable to comply in the future with financial covenants contained in our senior secured credit facility, which could result in a default under our debt obligations, and our lenders could accelerate our debt or take other actions which could restrict our ability to operate.

        Subsequent to our fiscal year end, we announced the early renewal and extension of the secured credit facility with Bank of America. If our liquidity and our operating results deteriorate significantly due to business or economic conditions, we may breach covenants under the amended and restated facility, resulting in a default.

        Under the new agreement, we are not subject to a financial performance covenant, except in the event that our average monthly liquidity, defined as cash, cash equivalents and unused borrowing capacity, falls below $90 million on a consolidated basis or $60 million within the borrowing subsidiaries. Under these circumstances we are required to meet a designated cumulative EBITDA requirement that has been restated to reflect the current outlook for earnings. A breach of the covenants could result in a default under this facility, as well as our retail floorplan facility with Textron Financial Corp. (Textron), which includes cross-default provisions. In addition, our HomeOne Credit Corp. subsidiary's warehouse line of credit with Greenwich Capital contains financial covenants that apply to HomeOne and also to our parent company. In the event of a future default under our debt obligations, we cannot assure you that our lenders will agree to forebear from enforcing any remedies otherwise available to them or that they will grant us waivers or amend our covenants.

        Our credit facility ranks senior to our senior convertible subordinated debentures and our convertible subordinated debentures, and is secured by substantially all of our assets, except for some inventories that are used to secure floorplan arrangements, the cash value of our Company-owned life insurance, certain fixed assets, including most of our real property, and housing retail finance receivables (chattel loans and/or mortgages). Upon the occurrence of an event of default, our lenders could elect to declare all amounts outstanding under the facility, together with accrued interest, to be immediately due and payable. A default under our senior secured facility could also cause a default under our retail floorplan debt with Textron. If we were unable to repay all outstanding balances, the lenders could proceed against our assets, and any proceeds realized upon the sale of assets would be used first to satisfy all amounts outstanding under our senior debt, and thereafter, any of our other liabilities, including liabilities relating to our convertible securities. In addition, we may be prevented from borrowing additional amounts under our other existing credit agreements, including any retail inventory floorplan facilities.

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

        Our dealers, as well as retail buyers of our products, generally secure financing from third party lenders, which, in the case of manufactured housing, have been negatively affected by adverse loan experience. For example, Conseco, Associates, Chase and GreenPoint, which had been very important lenders for customers of our dealers in the 1990s, have withdrawn from the manufactured housing finance business. Reduced availability of such financing and higher interest rates are currently having an adverse effect on the manufactured housing business and our housing sales. If third party financing were to become unavailable or were to be further restricted, this could have a material adverse effect on our results of operations. Availability of financing is dependent on the lending practices of financial institutions, financial markets, governmental policies and economic conditions, all of which are largely beyond our control. For example, floorplan lenders have tightened credit availability and Conseco and Deutsche have exited that business in the manufactured housing industry. In addition, quasi-governmental agencies such as Fannie Mae and Freddie Mac, which are important purchasers of loans from financial institutions, have tightened standards relating to the manufactured housing loans that they will buy. Most states classify manufactured homes as personal property rather than real property for purposes of taxation and lien perfection. Interest rates for manufactured homes are generally higher and the terms of the loans shorter than for site-built homes. In the current environment, financing for the purchase of manufactured homes is often more difficult to obtain than conventional home mortgages. There can be no assurance that affordable wholesale or retail financing for either manufactured homes or recreational vehicles will continue to be available on a widespread basis.

Our repurchase agreements with floorplan lenders could result in increased costs.

        In accordance with customary practice in the manufactured housing and recreational vehicle industries, we enter into repurchase agreements with various financial institutions pursuant to which we agree, in the event of a default by an independent retailer in its obligation to these credit sources, to repurchase product at declining prices over the term of the agreements, typically 12, 18 or 24 months. The difference between the gross repurchase price and the price at which the repurchased product can then be resold, which is typically at a discount to the original sale price, presents a financial expense to us. Thus, if we were obligated to repurchase a large number of manufactured homes or recreational vehicles in the future, this would increase our costs, which could have a negative effect on our earnings. Tightened credit standards by lenders and more aggressive attempts to accelerate collection of outstanding accounts with dealers could result in defaults by dealers and consequent repurchase obligations on our part that may be higher than has historically been the case. During fiscal 2004, we repurchased 76 manufactured homes and 101 recreational vehicles at an aggregate gross purchase price to us of $3.7 million, incurring a loss upon resale of about $600,000, compared to repurchases of 136 manufactured homes and 46 recreational vehicles at an aggregate purchase price of $4.4 million, without incurring a loss from the resale of the repurchased units, during fiscal 2003.

Excess inventories of our products among retailers and repossessions could continue to have a negative effect on our sales volume and profit margins.

        The level of manufactured housing and recreational vehicle retail inventories and the existence of repossessed homes in the market can have a significant impact on manufacturing shipments and operating results, as evidenced in the manufactured housing industry during the past four years. For example, due to the rapid overexpansion of the retail distribution network in the manufactured housing industry, dealers' overstocking based on inflated expectations of future business, and readily available wholesale financing, there is currently an imbalance among the number of retail dealers, industry retail inventories and consumer demand for manufactured homes. The recent and continuing deterioration in the availability of retail financing has already extended the inventory adjustment period beyond what was originally expected.

Competition from repossessed homes has further extended this inventory adjustment period. More liberal lending standards in the past resulted in loans to less-creditworthy customers, many of whom have defaulted on these loans. Lenders are repossessing the customers' homes and reselling them at prices significantly below the retail price of a new home, thereby increasing competition for manufacturers of new homes. This situation was exacerbated by the bankruptcy filings of Oakwood Homes and Conseco in 2003, which led both companies to sell large numbers of repossessed homes for cash at distressed prices at auctions or at wholesale, rather than to attempt to refinance the defaulted loans. This practice led to an increase in recent years in the number of available repossessed homes and to a further deterioration in the price of these homes. These trends appear to have stabilized; however, if these trends were to deteriorate once more, or if retail demand were to significantly weaken, the resulting inventory overhang could result in price competition and further pressure on profit margins within the industry and could have an adverse impact on our operating results.

We may not be able to obtain financing in the future, and the terms of any future financings may limit our ability to manage our business. Difficulties in obtaining financing on favorable terms would have a negative effect on our ability to execute our business strategy.

        In addition to capital available under the senior secured credit facility and HomeOne's warehouse facility, we anticipate that we may be required to seek additional capital in the future, including financing necessary to support the growth of HomeOne and to finance capital expenditure needs in our recreational vehicle business. There can be no assurance that we will be able to obtain future financings on acceptable terms, if at all.

        Further, in November 2001, Moody's Investors Services, Inc. announced that it had lowered its rating on our senior implied debt from B1 to B2, and on our convertible trust preferred securities from B3 to Caa3, with a negative rating outlook. At the time, Moody's stated that its action reflected the continuing erosion in our operating performance due to a protracted decline in the manufactured housing industry and a slowdown in the recreational vehicle business, and that the negative outlook reflected the highly uncertain intermediate-term outlook for demand in the manufactured housing and recreational vehicle markets. In December 2001, Standard and Poor's announced that it had lowered our corporate credit rating from BB+ to BB-, and the rating on our convertible trust preferred securities from B+ to D, with a negative rating outlook. At the time, Standard and Poor's cited our materially weakened business position due to a continuation of very competitive business conditions in both our manufactured housing and recreational vehicle business segments, and our constrained financial profile, as reflected by the granting of security to our lenders and the discontinuation and deferral of our common dividends and existing convertible trust preferred security distributions, respectively. Standard and Poor's attributed its negative outlook to the prospects for continued weak performance within both of our primary business segments and the vulnerability of our corporate credit ratings to further downgrades. These actions could result in any capital that we might raise in the future being more expensive or more difficult to raise.

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

We may incur additional losses related to our HomeOne Credit finance subsidiary as we build its loan portfolio, including losses relating to defaults and delinquencies, and we may be required to bear a greater portion of that risk than certain of our competitors if we are unable to securitize our loans in the secondary market.

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

        Moreover, due to our limited operating history and non-participation in the housing securitization market to date, we may be unable to sell our loans in the asset-backed securities market. Currently the asset-backed securities market for manufactured housing-related consumer loans is uncertain as a result of poor performance of such securities in recent years. As a result, and due to our recent entry into the business, we may have difficulty accessing that market. Even if we are able to securitize our loans, they may receive lower ratings than those of our competitors that have an established consumer finance record. As a result, we may be required to bear a larger portion of the risk of loss on the financing agreements and may pay higher interest rates or provide greater over-collateralization than our competitors. Alternatively, if we should endeavor to sell the loans as whole loans, our lack of experience in the whole loan sale market may impact the proceeds we receive from whole loan sales transactions. These conditions could negatively affect our cash flow or result in losses at our consumer finance business.

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

The recreational vehicle and manufactured housing industries are highly competitive and some of our competitors have stronger balance sheets and cash flows, as well as greater access to capital, than we do. The relative strength of our competitors could result in decreased sales volume and earnings for us, which could have a material adverse effect on our results of operations and financial condition.

        The manufactured housing industry is highly competitive. As of December 31, 2003, there were approximately 62 manufacturers of homes and fewer than 5,200 retail sales centers. Based on retail sales, the 10 largest manufacturers accounted for approximately 78 percent of the retail manufactured housing market in calendar 2003, including our sales, which represented 15.9 percent of the market. The manufactured housing retail market is much more fragmented.

        Competition with other housing manufacturers on both the wholesale and retail levels is based primarily on price, product features, reputation for service and quality, retail inventory, merchandising, and the terms and availability of wholesale and retail customer financing. Growth in manufacturing capacity during the 1990s increased competition at both the manufacturing and retail levels and resulted in both regional and national competitors increasing their presence in the markets in which we compete. Overproduction of manufactured housing in these regions could lead to greater competition and result in decreased margins, which could have a material adverse effect on our results of operations.

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

        The manufactured housing industry, as well as the site-built housing development industry, has experienced consolidation in recent years, which could result in the emergence of competitors, including developers of site-built homes, that are larger than we are and have greater financial resources than we have. For example, the large conglomerate Berkshire Hathaway recently acquired our competitors, Clayton Homes and Oakwood Homes. This combination could strengthen competition in the industry and adversely affect our business.

        The recreational vehicle market is also highly competitive. Sales from the five largest manufacturers represented approximately 70 percent of the retail market in calendar 2003, including our sales, which represented 16.8 percent of the market. Competitive pressures, especially in the entry-level segment of the recreational vehicle market for travel trailers, have resulted in a reduction of profit margins. Sustained increases in competitive pressures could have a material adverse effect on our results of operations. There can be no assurance that existing or new competitors will not develop products that are superior to our recreational vehicles or that achieve better consumer acceptance, thereby adversely affecting our sales volume and profit margins.

Our businesses are cyclical and this can lead to fluctuations in our operating results.

        The industries in which we operate are highly cyclical and there can be substantial fluctuations in our manufacturing shipments, retail sales and operating results, and the results for any prior period may not be indicative of results for any future period. Companies within both the manufactured housing and recreational vehicle industries are subject to volatility in operating results due to external factors such as economic, demographic and political changes. Factors affecting the manufactured housing industry include:

  •
  interest rates and the availability of financing for manufactured housing products, both of which have had a particularly adverse effect on our business in the past four fiscal years;

  •
  defaults by retail customers resulting in repossessions, which have also had a particularly adverse effect on our business in the past three fiscal years;

  •
  inventory levels, which have also negatively impacted our business;

  •
  availability of manufactured home sites;

  •
  commodity prices;

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

  •
  general economic conditions;

  •
  interest rates;

  •
  international tensions and hostilities;

  •
  employment trends;

  •
  fuel availability and prices; and

  •
  commodity prices.

        We cannot provide assurance that the factors that are currently adversely affecting our business will not continue to have an adverse effect beyond fiscal 2004.

Our businesses are seasonal, and this leads to fluctuations in sales, production and operating results.

        We have experienced, and expect to continue to experience, significant variability in sales, production and net income as a result of seasonality in our businesses. Demand for manufactured housing and, particularly, recreational vehicles generally declines during the winter season, while sales and profits in both industries are generally highest during the spring and summer months. In addition, unusually severe weather conditions in some markets may delay the timing of purchases and shipments from one quarter to another.

We have replaced some of our manufactured housing dealers, and in the past some of our dealers have been acquired. This may lead to a decrease in our sales volume and a loss of market share.

        Our market share in the manufactured housing market, based on unit shipments, declined from 21.6 percent in calendar 1994 to 15.0 percent in calendar 2003. The reason for this change was, in part, our reduction of the number of independent retail distribution points from approximately 1,800 to 1,100 during the period from January 1994 through April 2004, in order to concentrate on more sophisticated dealers that share our approach towards merchandising and customer satisfaction. We have also, from time to time in the past, lost significant dealers that were acquired by competitors. Such acquisitions can reduce our retail distribution network and market share, as the competitors may choose not to sell our products. There can be no assurance that we will be able to adequately replace dealers acquired by competitors if they cease selling our manufactured homes, or that we will be able to maintain our sales volume or market share in these competitive markets.

We established a network of Company-owned retail stores that has required significant restructuring and downsizing, but our efforts may not succeed in making it profitable.

        We responded to the retail consolidation in the manufactured housing sector, beginning in fiscal 1998, by forming our own retail business and establishing a network of Company-owned stores to replace distribution points lost to competitors. We made numerous acquisitions between June 1998 and August 2001, the largest of which was the purchase of HomeUSA in August 1998, comprising 65 stores. We also originated more than 100 "greenfield" locations, which are locations that we have started ourselves rather than through acquisition of existing operations. The combination of the two strategies carried us to a high of 244 stores in November 2000. Since its inception, this business segment has operated at a loss, and as the retail market for manufactured housing has slowed, the losses have grown. During fiscal 2002, we implemented a downsizing strategy to better match our retail capacity to market demand. By assigning management of some of our locations to third parties, and closing and selling other locations, we reduced the number of stores that we operate to 129 at the end of fiscal 2004. These actions have resulted in goodwill impairment and restructuring charges and other costs, including severance payments to employees. Given existing industry conditions and the performance of this new business to date, there can be no assurance that we will be able to complete the restructuring of our retail network as a successful and profitable part of our manufactured housing group in the future. In addition, we may have to undergo additional downsizing of this business depending on the length of time that the current factors affecting it continue to have a negative impact.

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

If there is a rise in the frequency and size of product liability and other claims against us, including wrongful death, our business, results of operations and financial condition may be harmed.

        We are frequently subject, in the ordinary course of business, to litigation involving products liability and other claims, including wrongful death, against us related to personal injury and warranties. We partially self-insure our products liability claims and purchase excess products liability insurance in the commercial insurance market. We cannot be certain that our insurance coverage will be sufficient to cover all future claims against us. Any increase in the frequency and size of these claims, as compared to our experience in prior years, may cause the premiums that we are required to pay for insurance to rise significantly. It may also increase the amounts we pay in punitive damages, which may not be covered by our insurance. We are also presently party to actions in litigation that the plaintiffs are seeking to have certified as class actions. If any of these actions is decided in a manner adverse to us, the resulting liability may be significant. These factors may have a material adverse effect on our results of operations and financial condition. In addition, if these claims rise to a level of frequency or size that is significantly higher than similar claims made against our competitors, our reputation and business will be harmed.

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

        Some of our computer systems are not as sophisticated as those that are currently available, and are not fully integrated. We are in the process of upgrading our computer systems, but we are still in the relatively early stages of this process. Competitors with more sophisticated and fully integrated computer systems may have efficiencies that will lead to lower costs and faster delivery schedules, and that may make it difficult for us to compete with them. We will be required to expend significant resources to fully implement a system suitable for a business as large and complex as ours. It is possible that the cost of building a computer system of this nature will be higher than budgeted, and that the system, when completed, will not perform as originally planned. This would increase our costs and disrupt our business.

The market for our manufactured homes is heavily concentrated in the southern part of the United States, and a continued decline in demand in that area could have a material negative effect on sales.

        The market for our manufactured homes is geographically concentrated, with the top 15 states accounting for over 70 percent of the industry's total retail sales in calendar 2003. The southern United States accounts for a significant portion of our manufactured housing sales. As is the case with our other markets, we have experienced a downturn in economic conditions in the southern states, and a continuing downturn in this region that is worse than that of other regions could have a disproportionately material adverse effect on our results of operations. There can be no assurance that the demand for manufactured homes will not continue to decline in the southern United States or other areas in which we experience high product sales and any such decline could have a material adverse effect on our results of operations.

Changes in zoning regulations could affect the number of sites available for our manufactured homes, and zoning regulations could affect the market for our new products, both of which could affect our sales.

        Any limitation on the growth of the number of sites available for manufactured homes, or on the operation of manufactured housing communities, could adversely affect our sales. In addition, new product opportunities that we may wish to pursue for our manufactured housing business could cause us to encounter new zoning regulations and affect the potential market for these new products. Manufactured housing communities and individual home placements are subject to local zoning ordinances and other local regulations relating to utility service and construction of roadways. In the past, there has been resistance by property owners to the adoption of zoning ordinances permitting the location of manufactured homes in residential areas, and we believe that this resistance has adversely affected the growth of the industry. The inability of the manufactured home industry to affect change in these zoning ordinances could have a material adverse effect on our results of operations and we cannot be certain that manufactured homes will receive more widespread acceptance or that additional localities will adopt zoning ordinances permitting the location of manufactured homes.

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

        Most recreational vehicle and manufactured home components are readily available from a variety of sources. However, a few components are produced by only a small group of quality suppliers that have the capacity to supply large quantities on a national basis. Primarily, this occurs in the case of gasoline-powered motor home chassis, where Workhorse Custom Chassis is the dominant supplier of Class A gas chassis and Ford Motor Company is the dominant supplier of Class C chassis. Shortages, production delays or work stoppages by the employees of such suppliers could have a material adverse effect on our sales. If we cannot obtain an adequate chassis supply, this could result in a decrease in our sales and earnings.

The market price of our common stock has been volatile, and may decline again in the future.

        The market price of our common stock has fluctuated significantly in recent years and generally declined, from a closing price of $47.44 per share on March 6, 1998, to a low of $2.57 per share on August 9, 2002. The market price of our common stock may continue to fluctuate as a result of a number of factors. Factors that could cause fluctuations in the market price of our common stock include:

  •
  actual and anticipated variations in our operating results;

  •
  general economic and market conditions;

  •
  interest rates;

  •
  general conditions, including changes in demand, in the manufactured housing and recreational vehicle industries;

  •
  future issuances of our common stock, including issuances of common stock in connection with financing activities, conversion of our convertible trust preferred securities or convertible senior subordinated debentures, or upon exercise of stock options, any of which could have a dilutive effect on our earnings per share and otherwise cause the market price of our common stock to decline;

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

Item 2. Properties

        We own our executive offices, which are located at 3125 Myers Street in Riverside, California. The corporate administrative offices, which occupy 201,000 square feet, are situated on parcels of land owned by us, totaling approximately 18.1 acres. Regional, sales and service offices located in North Carolina, Tennessee, Texas and Virginia occupy a total of 59,800 square feet of leased office space. The following table describes additional property and buildings utilized for manufacturing, research and development and administrative purposes as of April 25, 2004. For the most part, these properties and buildings are owned by the Company, except as noted below, and we believe they are suitable and adequate for our purposes. We have granted a security interest in some of these properties to our lenders under the senior secured credit facility.

Facility and Location	Approximate Acreage	Approximate Square Footage
Plants Producing Manufactured Housing:
Glendale, Arizona	36.3	126,000
Riverside, California	18.8	104,500
Woodland, California	15.8	145,600
Auburndale, Florida	13.7	102,700
Alma, Georgia	20.0	118,800
Alma, Georgia	23.6	111,200
Douglas, Georgia	20.7	140,100
Pearson, Georgia	16.2	139,700
Willacoochee, Georgia	33.2	131,500
Nampa, Idaho	19.8	157,000
Garrett, Indiana	22.1	124,500
Garrett, Indiana	20.4	104,900
Benton, Kentucky	22.4	114,100
Pembroke, North Carolina	32.4	135,600
Woodburn, Oregon	22.4	200,600
Elizabethtown, Pennsylvania	19.7	116,800
Elizabethtown, Pennsylvania(1)	17.5	89,600

Gallatin, Tennessee	18.2	197,700
Lafayette, Tennessee	43.3	133,000
Belton, Texas	20.8	164,600
Waco, Texas	18.3	125,900
Waco, Texas	13.0	120,600
Rocky Mount, Virginia	26.3	135,000
Woodland, Washington	22.4	169,600
Plants Producing Recreational Vehicles:
Motor Homes:
Riverside, California	12.3	163,800
Decatur, Indiana	91.8	346,800
Decatur, Indiana	25.3	184,700
Paxinos, Pennsylvania	70.2	208,600
Paxinos, Pennsylvania	7.1	39,600
Travel Trailers:
Rialto, California(2)	18.8	111,700
Crawfordsville, Indiana(3)	14.4	161,000
Campbellsville, Kentucky	20.0	51,900
Hancock, Maryland	21.4	118,400
Williamsport, Maryland	33.6	86,500
Edgerton, Ohio	16.6	94,300
LaGrande, Oregon	32.0	97,300
Pendleton, Oregon	21.2	202,300
Longview, Texas	46.7	313,100
Lindsay, Ontario, Canada	9.2	145,600
Lindsay, Ontario, Canada	19.0	73,200
Folding Trailers:
Somerset, Pennsylvania(4)	42.6	432,500
Plants Producing Components:
Fontana, California	11.3	83,000
Riverside, California	10.0	111,000
Hauser Lake, Idaho	27.8	74,300
Decatur, Indiana	16.5	250,900
Motor Home Service Facilities:
Decatur, Indiana	34.8	179,500
Riverside, California	24.5	162,100
Division Offices and Research and Development Facilities:
Riverside, California	21.9	234,100

(1)
Manufacturing facility partially used for housing service operations.

(2)
Includes 4.0 acres and a 28,100 square foot building leased from an unaffiliated third party.

(3)
Includes a 17,800 square foot building leased from an unaffiliated third party.

(4)
Includes a 40,000 square foot building leased from an unaffiliated third party.

Retail Properties

        At the end of fiscal 2004, we operated 129 retail sales locations in 21 states, of which 16 are owned and 113 are leased from third parties. An additional 31 retail sales locations are managed under an operating agreement by a large dealer of which 5 are owned and 26 are leased from third parties. The current annual lease obligation related to these properties is approximately $6.4 million.

Idle Facilities

        There were 20 idle manufacturing facilities at the end of fiscal 2004 and 22 at the end of fiscal 2003. During fiscal 2004, active manufacturing capacity for the manufactured housing group was reduced by the closure of a facility in Pembroke, North Carolina. Idle travel trailer facilities in Omaha, Nebraska, and Longview, Texas, were sold during the year and an idle housing facility in Nampa, Idaho, was leased to a third party in fiscal 2004.

        The following Company-owned manufacturing facilities were not in operation as of April 25, 2004.

Facility and Location	Approximate Acreage		Approximate Square Footage
Chico, California	17.5		153,300
Broxton, Georgia	20.0		137,200
Douglas, Georgia(1)	22.1		251,000
Fitzgerald, Georgia	18.6		124,400
Pearson, Georgia	13.3		133,200
Lexington, Mississippi	30.5		109,300
Lexington, Mississippi	51.6		270,000
Lumberton, North Carolina	52.0		122,400
Pembroke, North Carolina(2)	—	(3)	73,500
Roxboro, North Carolina	20.0		112,600
Cushing, Oklahoma	15.2		71,800
Woodburn, Oregon	29.2		56,500
Westmoreland, Tennessee	38.6		165,100
Westmoreland, Tennessee	20.6		124,400
Belton, Texas(1)	32.6		140,400
Longview, Texas	25.5		125,500
Waco, Texas	8.6		87,600
Waco, Texas	19.8		104,300
Wichita Falls, Texas	31.5		127,300
Rocky Mount, Virginia	13.8		83,400

(1)
Manufacturing facility partially used for housing service operations.

(2)
Manufacturing facility deactivated in fiscal 2004.

(3)
Acreage shared with active manufacturing facility in Pembroke, North Carolina.

Item 3. Legal Proceedings

        As previously reported, we filed a complaint in state court in Kansas, in the 18th Judicial District, District Court, Sedgwick County, Civil Department (the Court), against The Coleman Company, Inc. (Coleman) in connection with a dispute over the use of the Coleman's trademarks. Our Folding Trailer division had licensed the name since 1989, when we bought Coleman Recreational Vehicles, Inc. After approximately 13 years, Coleman suddenly notified us that it had a different interpretation of the manner in which royalties were intended to be calculated under the license agreement. We had entered into discussions with Coleman to address these concerns in good faith, but on March 12, 2003, Coleman notified us that it had terminated the agreement and ordered us to cease using the Coleman trademarks. Our lawsuit sought declaratory and injunctive relief. On June 6, 2003, Coleman filed an answer and counterclaimed against us alleging various counts, including breach of contract and trademark infringement. A hearing on the matters was held on June 17, 18 and 19. On July 11, 2003, the Court issued an order stating that the rights and obligations of the parties should be resolved at a trial and not by injunctive relief. On July 16, 2003, Coleman filed a motion for reconsideration. The Court heard arguments on Coleman's motion on August 15, 2003, and on August 18, 2003, the Court issued an order granting a temporary injunction to Coleman enjoining Fleetwood from certain conduct, including using

Coleman's name, trademark or logos. On November 12, 2003, the Court heard arguments on our motion to reconsider the August 18, 2003 order and Coleman's motion for partial summary judgment. On December 9, 2003, the Court heard another motion by Coleman for partial summary judgment. On February 6, 2004, the court ruled that Fleetwood Enterprises, Inc., (Fleetwood) was not the alter ego of its subsidiary, Fleetwood Folding Trailers, Inc., (Folding Trailers) and therefore not subject to the temporary injunction against Folding Trailers. This is important because arising from the original purchase of Coleman's folding trailer business in 1989, Fleetwood also purchased a covenant (the negative covenant) from Coleman that Coleman would not license to any company, other than Fleetwood, the Coleman brand for use on recreational vehicles. The Court also ruled that the existing temporary injunction was overly broad and ordered the parties to submit a more balanced temporary injunction. Notwithstanding this ruling, the Court held that Folding Trailers had violated the existing injunction and imposed sanctions against Folding Trailers. The sanctions will likely amount to several thousand dollars. Prior to the February 6, 2004 ruling, Coleman and Coachmen Industries, Inc. (Coachmen), a manufacturer of recreational vehicles, announced an agreement whereby Coachmen would produce a line of recreational vehicles under the Coleman brand. Since we believe any such agreement to be in violation of our negative covenant with Coleman, Fleetwood, on February 13, 2004, filed a lawsuit against Coachmen in the state court in Kansas alleging among other counts that Coachmen is interfering with our business opportunities. Coachmen has now answered and filed a counterclaim, alleging various statutory restraint-of-trade allegations. We expect this lawsuit will be consolidated with the existing Coleman litigation. On March 1, 2004, Coleman filed another motion to show cause relating to further alleged violations by Fleetwood of the injunction. The Court has denied that motion. On April 27, 2004, the Court entered an order dissolving the temporary injunction against Folding Trailers, stating that the temporary injunction was contrary to public policy. On that date, the court also denied Coleman's request for permanent injunctive relief. On May 19, 2004, Fleetwood filed a motion for partial summary judgment requesting that the Court grant declaratory relief in regard to the negative covenant, establishing that Coleman is prohibited from licensing the Coleman trademark to Coachmen or any other company and that Coleman's use of the trademark in connection with recreational vehicles constitutes a breach of its contract with Fleetwood, as a matter of law. The hearing is set for July 8, 2004. Trial in this matter is likely to be scheduled for the third or fourth quarter of calendar year 2004. We intend to aggressively pursue this litigation and provide a vigorous defense to the counterclaims by Coleman and Coachmen. It is not possible at this time to properly assess the risk of an adverse verdict or the magnitude of the possible exposure.

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

Item 4. Submission of Matters to a Vote of Security Holders

        We held a Special Meeting of Shareholders on April 12, 2004. At the meeting, the shareholders approved a proposal to amend our Amended and Restated Certificate of Incorporation to increase the number of authorized shares of our Common Stock from 75,000,000 to 150,000,000 shares.

        Of the 39,156,862 shares represented and voting in person or by proxy at the Special Meeting, 33,303,691 shares were voted for the proposal, 2,076,543 shares were voted against the proposal and 43,954 shares abstained from voting.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        The following table lists the high and low intraday sales prices for our common stock during the past two fiscal years as reported on the New York Stock Exchange Composite Tape. There were no dividends declared per share during the same periods. Our common stock is listed on the New York and the Pacific Stock Exchanges and trades on various regional exchanges (Ticker Symbol: FLE). Call and put options are traded on the American Stock Exchange and the Chicago Board Options Exchange.

Quarter	High	Low
Fiscal 2003
First Quarter	$11.22	$3.80
Second Quarter	7.96	2.37
Third Quarter	8.88	5.37
Fourth Quarter	7.23	3.06
Fiscal 2004
First Quarter	11.25	4.83
Second Quarter	11.61	8.47
Third Quarter	12.70	8.72
Fourth Quarter	16.06	11.75

        On July 2, 2004, there were approximately 1,100 shareholders of record of our common stock.

Dividend Policy

        On October 30, 2001, the Company announced that it would discontinue the payment of dividends after the previously declared dividend payment on November 14, 2001. Dividends until such time had been paid quarterly. This decision was made in conjunction with an election to defer the distribution on our existing 6% convertible trust preferred securities due to be made on November 15, 2001. When we defer a distribution on the 6% convertible trust preferred securities, we are prevented from declaring or paying dividends on our common stock during the period of deferral. Any future resumption of dividends and distributions on the 6% securities would be at the discretion of our Board of Directors, and is not currently contemplated.

Equity Compensation Plan Information

        The following table provides information as of April 25, 2004, for compensation plans under which equity securities may be issued.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants & Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants & Rights	(c) Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Shareholders(1)	5,812,945	$13.37	1,637,742
Equity Compensation Plans Not Approved by Shareholders:
Warrants(2)	150,000	14.45	—
Restricted Stock(3)	147,860	—	—
Options(4)	352,698	2.57	—

Total	6,463,503		1,637,742

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

Material Features of Equity Compensation Plans Not Approved by Shareholders

        The Company issued warrants in November 2001 to Bain & Company, Inc. as partial consideration for business consulting services. The warrants to purchase up to 150,000 shares of Fleetwood common stock may be exercised at $14.45 per share, through January 3, 2005. Shares issuable upon exercise of the warrants have been registered for resale. Effective June 24, 2004, Bain transferred the warrants to Sagamore Hill Hub Fund Ltd.

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

Item 6. Selected Financial Data

Five-Year Summary of Selected Financial Data

	Fiscal Years Ended April
	2004	2003	2002	2001	2000
	(Amounts in thousands, except per share data)
Net sales	$2,607,988	$2,318,293	$2,280,447	$2,531,463	$3,769,534

Income (loss) before income taxes and cumulative effect of accounting change	$(3,812)	$(66,237)	$(125,914)	$(336,756)	$141,534
Benefit (provision) for income taxes	(18,449)	(4,502)	44,621	63,942	(58,040)

Income (loss) before cumulative effect of accounting change	(22,261)	(70,739)	(81,293)	(272,814)	83,494
Cumulative effect of accounting change, net of income taxes	—	—	(80,635)	(11,176)	—

Net income (loss)	(22,261)	(70,739)	(161,928)	(283,990)	83,494

Net income (loss) attributable to common shareholders, basic	$(22,261)	$(70,739)	$(132,525)	$(283,990)	$83,494
Effect of dilutive securities:
Convertible preferred securities of Fleetwood Capital Trusts I, II and III(1)	—	—	—	—	11,104

Net income (loss) for diluted earnings (loss) per share	$(22,261)	$(70,739)	$(132,525)	$(283,990)	$94,598

Earnings (loss) per common share—diluted:
Income (loss) before cumulative effect of accounting change	$(.58)	$(1.97)	$(2.39)	$(8.33)	$2.41
After-tax difference on exchange of convertible trust preferred securities	—	—	.86	—	—
Cumulative effect of accounting change, net of income taxes	—	—	(2.37)	(.34)	—

Net income (loss) per common share	$(.58)	$(1.97)	$(3.90)	$(8.67)	$2.41

Weighted average common shares—diluted	38,357	35,869	33,942	32,755	39,194

Balance sheet data at end of period:
Cash and marketable investments	$123,822	$69,776	$111,147	$73,103	$135,142
Property, plant and equipment, net	259,052	260,318	273,695	294,813	312,067
Total assets	1,075,709	954,094	1,015,700	1,135,753	1,545,585
Long-term debt	374,950	406,262	412,646	300,068	376,392
Total liabilities	829,427	843,126	840,957	849,605	960,780
Shareholders' equity	246,282	110,968	174,743	286,148	584,805

	Fiscal Years Ended April
	2004	2003	2002	2001	2000
	(Amounts in thousands)
Other Data:
Gross profit margin	18.0%	18.4%	19.2%	19.0%	21.0%
Operating income (loss) margin	1.6%	(1.1)%	(4.0)%	(12.1)%	4.3%
Depreciation and amortization	$23,774	$26,505	$29,761	$36,546	$35,080
Capital expenditures	27,727	19,857	20,473	36,921	55,078
Adjusted EBITDA(2)	60,497	(5,703)	(60,782)	(271,080)	197,256
Cash flow from operations	(30,515)	(12,293)	34,597	11,844	(4,757)
Cash flow from investing activities	(119,327)	24,995	(62,966)	25,722	92,516
Cash flow from financing activities	130,957	(9,434)	18,833	(43,525)	(69,715)

(1)
The effect of the distributions on preferred securities was anti-dilutive in fiscal years 2004, 2003, 2002 and 2001 and was, therefore, not added back to determine diluted earnings (loss) per share.

(2)
Adjusted EBITDA is defined as operating income (loss) plus depreciation and amortization less gains (losses) on sales of property, plant and equipment in accordance with the definition per our amended and restated credit agreement. Under this new agreement, we are not subject to a financial covenant; except in the case that we fail to meet minimum liquidity requirements, as defined. In that circumstance, we are required to meet a designated cumulative adjusted EBITDA requirement. Failure to meet the covenant would constitute a default which could have a material adverse effect on the Company and its operations. Management believes adjusted EBITDA to be a meaningful indicator of our performance that provides useful information to investors regarding our financial condition and results of operations. Presentation of adjusted EBITDA is consistent with our past practice, and adjusted EBITDA is a non-GAAP financial measure commonly used in our industries and by financial analysts and others who follow the industries to measure operating performance and to determine a valuation for companies in our industries. While management considers adjusted EBITDA to be an important measure of comparative operating performance, it should be considered in addition to, but not as a substitute for, operating income, net income and other measures of financial performance reported in accordance with GAAP. Adjusted EBITDA does not reflect cash available to fund cash requirements. Not all companies calculate adjusted EBITDA in the same manner and the measure as presented may not be comparable to similarly titled measures presented by other companies. Included in adjusted EBITDA were non-cash charges for goodwill impairment of $165.9 million in fiscal 2001 and other asset impairment charges of $1.2 million and $12.5 million in fiscal years 2003 and 2002, respectively.

        The following table reconciles adjusted EBITDA to net income (loss):

	Fiscal Years Ended April
	2004	2003	2002	2001	2000
	(Amounts in thousands)
Adjusted EBITDA, as defined	$60,497	$(5,703)	$(60,782)	$(271,080)	$197,256
Depreciation and amortization	(23,774)	(26,505)	(29,761)	(36,546)	(35,080)
Interest, net	(42,712)	(39,806)	(34,681)	(29,547)	(21,621)
Gain on sale of fixed assets, net	4,607	5,777	140	417	979
Other non operating expense	(2,430)	—	(830)	—	—
Income taxes	(18,449)	(4,502)	44,621	63,942	(58,040)
Cumulative effect of accounting change, net of income taxes	—	—	(80,635)	(11,176)	—

Net income (loss)	$(22,261)	$(70,739)	$(161,928)	$(283,990)	$83,494

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Selected Segment Data

	Fiscal Years Ended April
	2004	2003	2002	2001	2000
	(Dollars in thousands)
OPERATING REVENUES:
RV Group
Motor homes	$1,104,624	$918,742	$716,734	$637,833	$1,193,609
Travel trailers(1)	570,420	441,885	378,412	451,872	599,051
Folding trailers	104,189	121,968	117,758	117,085	128,944

	1,779,233	1,482,595	1,212,904	1,206,790	1,921,604

Housing Group
Wholesale	657,388	667,087	842,536	981,366	1,517,681
Retail	242,505	245,076	327,760	552,904	591,895
Less intercompany	(117,135)	(115,903)	(137,187)	(242,589)	(312,093)

	782,758	796,260	1,033,109	1,291,681	1,797,483

Supply Group	41,120	37,178	34,032	32,992	50,447
Financial services	4,877	2,260	402	—	—

	$2,607,988	$2,318,293	$2,280,447	$2,531,463	$3,769,534

OPERATING INCOME (LOSS):
RV Group	$58,146	$35,355	$(36,837)	$(71,463)	$103,839
Housing Group	(28,841)	(57,598)	(38,347)	(47,303)	73,960
Supply Group	6,065	2,079	8,868	6,033	20,678
Financial Services	(1,627)	(2,089)	(1)	(55)	—
Corporate and other	7,587	(4,178)	(24,086)	(194,421)	(35,322)

	$41,330	$(26,431)	$(90,403)	$(307,209)	$163,155

UNITS SOLD:
RV Group
Motor homes	11,203	9,935	8,366	8,148	16,294
Travel trailers(1)	34,351	30,016	27,263	32,987	41,936
Folding trailers	14,543	17,118	17,946	19,090	21,890

	60,097	57,069	53,575	60,225	80,120

Housing Group
Wholesale
Factory shipments
Single-section	4,627	4,203	6,863	9,426	21,200
Multi-section	16,232	17,973	23,193	26,775	38,258

	20,859	22,176	30,056	36,201	59,458

Retail
Single-section	1,164	916	1,903	3,667	5,308
Multi-section	3,563	4,088	5,835	9,085	9,220

	4,727	5,004	7,738	12,752	14,528

Less intercompany	(3,414)	(3,790)	(4,886)	(8,657)	(11,768)

	22,172	23,390	32,908	40,296	62,218

(1)
Includes sales of slide-in truck camper units.

Overview

        Fleetwood is the nation's leader in producing recreational vehicles, including motor homes, travel trailers and folding trailers, as well as one of the nation's leading producers of producing manufactured housing. We are also the third largest retailer of manufactured homes in the United States.

        The RV Group sold 60,097 and 57,069 recreational vehicles in fiscal 2004 and 2003, respectively. In calendar 2003, we had an 16.8 percent share of the overall recreational vehicle retail market, consisting of a 17.8 percent share of the motor home market, a 12.7 percent share of the travel trailer market and a 41.6 percent share of the folding trailer market.

        The Housing Group produced and shipped 20,859 and 22,176 manufactured homes in fiscal 2004 and 2003, respectively, and was the second largest producer of HUD-Code homes in the United States in terms of units sold. In calendar 2003, we had a 3.8 percent share of the manufactured housing retail market through our subsidiary, Fleetwood Retail Corp.

        The Financial Services Group completes our vertically integrated housing operations by offering finance and insurance products to our retail customers through our subsidiary, HomeOne Credit Corp.

        The Supply Group operates four supply companies that provide components for our manufactured housing and recreational vehicle operations, while also generating outside sales.

        Our business began in 1950 producing travel trailers and quickly evolved to manufactured homes. We re-entered the recreational vehicle business with the acquisition of a travel trailer operation in 1964. Our manufacturing activities are conducted in 16 states within the U.S., and to a much lesser extent in Canada. We distribute our manufactured products primarily through a network of independent dealers throughout the United States and Canada. In fiscal 1999, we entered the manufactured housing retail business through a combination of key acquisitions and internal development of new retail sales centers. At the end of fiscal 2004, we operated 129 retail sales locations in 21 states.

Critical Accounting Policies

        Our financial statements are prepared in accordance with U.S. generally accepted accounting principles. This requires us to make estimates and assumptions that affect the amounts reported in the financial statements and notes. We evaluate these estimates and assumptions on an ongoing basis and use historical experience factors and various other assumptions that we believe are reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from these estimates under different assumptions or conditions.

        The following is a list of the accounting policies that we believe reflect our more significant judgments and estimates, and that could potentially result in materially different results under different assumptions and conditions.

  Revenue Recognition

        Revenue for manufacturing operations is generally recorded when all of the following conditions have been met:

  •
  an order for a product has been received from a dealer;

  •
  written or verbal approval for payment has been received from the dealer's flooring institution;

  •
  a common carrier signs the delivery ticket accepting responsibility for the product as agent for the dealer; and

  •
  the product is removed from Fleetwood's property for delivery to the dealer who placed the order.

        Most manufacturing sales are made on cash terms, with most dealers financing their purchases under flooring arrangements with banks or finance companies. Products are not ordinarily sold on consignment; dealers do not ordinarily have the right to return products; and dealers are typically responsible for interest costs to floorplan lenders. On average, we receive payments from floorplan lenders on products sold to independent dealers within 15 days of the invoice date.

        For retail sales from Company-owned retail stores, sales revenue is recognized when the home has been delivered, set up and accepted by the consumer, risk of ownership has been transferred and funds have been received either from the finance company or the homebuyer.

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

  Deferred Taxes

        Deferred tax assets and liabilities are determined based on temporary differences between income and expenses reported for financial reporting and tax reporting. We are required to record a valuation allowance to reduce our net deferred tax assets to the amount that we believe is more likely than not to be realized. In assessing the need for a valuation allowance, we historically have considered all positive and negative evidence, including scheduled reversals of deferred tax liabilities, prudent and feasible tax planning strategies, projected future taxable income and recent financial performance. Since we have had cumulative losses in recent years, the accounting guidance suggests that we should not look to future earnings to support the realizability of the net deferred tax asset. As a result, we concluded that a partial valuation allowance against our deferred tax asset was appropriate. Accordingly, in fiscal year 2003, the deferred tax asset was reduced by $28.4 million to $89.8 million with a corresponding adjustment to the provision for income taxes. The book value of the net deferred tax asset was supported by the availability of various tax strategies which, if executed, were expected to generate sufficient taxable income to realize the remaining asset. In the fourth quarter of fiscal 2004, we determined that available tax strategies were sufficient to support a deferred tax asset of $74.8 million and we recorded an adjustment to the provision for income taxes of $15 million with a corresponding reduction to the asset. The primary reason for this reduction was an increase in the market value of our convertible preferred securities of Fleetwood Capital Trust I. An improved overall financial condition combined with upward movement in our stock price has contributed to a lower discount from par value and has diminished the magnitude of unrealized taxable gains in these securities. We continue to believe that the combination of all positive and negative factors will enable us to realize the full value of the deferred tax assets; however, it is possible that the extent and availability of tax planning strategies will change over time and impact this evaluation. One potentially beneficial development is that both the House and Senate have initially passed legislation that would allow a carryback of the Company's $76 million net operating loss generated in the prior fiscal years. If the legislation becomes law without any significant change in the relevant provisions, the utilization of this net operating loss would generate a current federal refund of approximately $25 million. This along with any other aspects of the new law could result in an income statement benefit through a reduction in the required valuation allowance on the deferred tax asset. If, after future assessments of the realizability of our deferred tax assets, we determine an adjustment is required, we would record the provision or benefit in the period of such determination.

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

  Repurchase Commitments

        Producers of recreational vehicles and manufactured housing customarily enter into repurchase agreements with lending institutions that provide wholesale floorplan financing to independent dealers. Our agreements generally provide that, in the event of a default by a dealer in its obligation to these credit sources, we will repurchase product. With most repurchase agreements, our obligation ceases when the amount for which we are contingently liable to the lending institution has been outstanding for more than 12, 18 or 24 months, depending on the terms of the agreement. The contingent liability under these agreements approximates the outstanding principal balance owed by the dealer for units subject to the repurchase agreement less any scheduled principal payments waived by the lender. Although the maximum potential contingent repurchase liability approximated $148 million for inventory at manufactured housing dealers and $644 million for inventory at RV dealers as of April 25, 2004, the risk of loss is reduced by the potential resale value of any products that are subject to repurchase, and is spread over numerous dealers and financial institutions. The gross repurchase obligation will vary depending on the season and the level of dealer inventories. Typically, the fiscal third quarter repurchase obligation will be greater than other periods due to high dealer inventories. The RV repurchase obligation is significantly more than the manufactured housing obligation due to a higher average cost per motor home and more units in dealer inventories. Past losses under these agreements have not been significant and lender repurchase demands have been funded out of working capital. In the past three fiscal years we have had the following repurchase activity:

	2004	2003	2002
	(Amounts in millions, except units)
Units	177	182	417
Repurchase amount	$3.7	$4.4	$10.5
Loss recognized	$0.6	$—	$2.1

Business Outlook

        The combination of an improved RV market and positive acceptance of our new motor home products has been reflected in increased market share and higher production rates, resulting in significantly improved motor home earnings compared with the past two years. The Travel Trailer division introduced new products covering 60 percent of its model line-up at the national trade show in December 2002. The new products were well received, as evidenced by the double-digit percentage sales growth since introduction. However, due to the breadth of change in terms of the number of models, content and resulting complexities, the impact of the new products on manufacturing efficiencies negatively affected the operating results in the last half of fiscal year 2003 and in fiscal 2004. We anticipate more normalized operational efficiencies in the future. We expect the strong RV market to continue in fiscal 2005. However, increasing interest rates, high gas prices and global tensions may impact consumer confidence and curtail recent growth trends.

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

        In late 2002, Conseco and Oakwood Homes, which at the time were two of the major providers of retail financing to the manufactured housing industry, filed for bankruptcy protection and effectively withdrew from this market. Subsequently, Conseco and Oakwood aggressively liquidated their inventories of repossessed homes, which depressed demand and pricing for new homes even further. We expect the industry will benefit in the future from these accelerated efforts to liquidate repossessed homes, thereby reducing the competition with new homes. In fact, there are indications that inventories of foreclosed homes are declining. However, we expect we will continue to be challenged by the overhang of repossessions in the near term. In the meantime, industry home shipments for calendar year 2003 were lower than in any year since 1962. As a result of these conditions, over the past three years there have been significant industry manufacturing and retail capacity reductions.

        We expect that the operating environment for manufactured housing will stabilize in fiscal 2005, but will continue to be challenging. New national lenders have begun providing manufactured housing retail financing, although in limited amounts and using conservative underwriting practices. Depending on the extent of the financing actually resulting from these and other developments, combined with financing made available through Fleetwood's own HomeOne Credit Corp. finance subsidiary, it is anticipated that manufactured housing industry conditions could begin to moderate in future months. Recent industry shipments appear to support a stabilization of the wholesale market.

        For fiscal 2005, we expect to achieve improved profitability in the RV Group and the Wholesale division of the Housing Group, although we still expect to incur an operating loss at our Retail division. Due largely to continued strength in our RV business, we expect to be profitable for the full fiscal year.

Results of Operations

        The following table sets forth certain statements of operations data expressed as a percentage of net sales for the periods indicated:

	Fiscal Years Ended April
	2004	2003	2002
Net sales	100.0%	100.0%	100.0%
Cost of products sold	82.0	81.6	80.8

Gross profit	18.0	18.4	19.2
Operating and other expenses	16.4	19.5	23.2

Operating income (loss)	1.6	(1.1)	(4.0)
Other income (expense)
Investment income	0.1	0.2	0.2
Interest expense	(1.7)	(1.9)	(1.7)
Other, net	(0.1)	—	—

Loss before income taxes and cumulative effect of accounting change	(0.1)	(2.8)	(5.5)
Benefit (provision) for income taxes	(0.7)	(0.2)	1.9

Loss before cumulative effect of accounting change	(0.8)	(3.0)	(3.6)
Cumulative effect of accounting change, net of income taxes	—	—	(3.5)

Net loss	(0.8)%	(3.0)%	(7.1)%

Consolidated Results Fiscal Year 2004 Compared with Fiscal Year 2003

Consolidated Results:

        The following table presents net loss and diluted loss per share for fiscal 2004 and 2003 (amounts in thousands, except per share data):

	Fiscal Years Ended April
	2004		2003
	Amount	% of Net Sales	Amount	% of Net Sales	Change	% Change
Net loss	$(22,261)	(0.8)%	$(70,739)	(3.0)%	$48,478	68.5%

Diluted loss per share	$(.58)		$(1.97)		$1.39

        Our net loss decreased by $48.5 million to $(22.3) million, primarily due to a 12.5 percent increase in sales and a resulting $67.8 million increase in operating income. A strong RV market, particularly in motor homes, combined with a stabilizing Housing market contributed to the smaller net loss. The net losses for both fiscal 2004 and 2003 were negatively impacted by adjustments of $15 million and $28.4 million, respectively, to reduce our net deferred tax asset. The $15 million adjustment in the fourth quarter of fiscal 2004 was caused by a reduction in available tax planning opportunities. The primary reason for this reduction was an increase in the market value of our convertible trust securities of Fleetwood Capital Trust I.

  Net Sales

        The following table presents consolidated net sales by group for fiscal 2004 and 2003 (amounts in thousands):

	2004		2003
	Amount	% of Net Sales	Amount	% of Net Sales	Change	% Change
RV	$1,779,233	68.2%	$1,482,595	64.0%	$296,638	20.0%
Housing	782,758	30.0	796,260	34.3	(13,502)	(1.7)
Supply	41,120	1.6	37,178	1.6	3,942	10.6
Financial services	4,877	0.2	2,260	0.1	2,617	115.8

Net sales	$2,607,988	100.0%	$2,318,293	100.0%	$289,695	12.5%

        Consolidated net sales increased by 12.5 percent or $289.7 million. A strong recreational vehicle market and improved motor home products drove a 20 percent sales increase in RVs, offset by a 1.7 percent decline in Housing Group revenues. The manufactured housing market continued to show signs of recovery from a prolonged slump and Housing Group revenues for our fourth quarter increased by 21 percent compared to the prior year.

  Consolidated Net Sales, Cost of Sales and Gross Profit

        The following table presents consolidated net sales, cost of sales and gross profit for fiscal 2004 and 2003 (amounts in thousands):

	2004		2003
	Amount	% of Net Sales	Amount	% of Net Sales	Change	% Change
Net sales	$2,607,988	100.0%	$2,318,293	100.0%	$289,695	12.5%
Cost of sales	2,137,777	82.0	1,892,636	81.6	245,141	13.0

Gross profit	$470,211	18.0%	$425,657	18.4%	$44,554	10.5%

        Gross profit margin fell slightly to 18.0 percent of sales compared to 18.4 percent last year. All areas of our business experienced rising raw material costs as prices for timber, steel, aluminum and other commodities increased. These material cost increases, combined with the introduction of new products, offset the positive impacts of higher pricing and a shift to higher-margin products. Overall, gross margins for RVs decreased from 14.5 percent to 14.3 percent. Housing Group gross margin improved from 24.4 percent to 24.9 percent. The Wholesale division was able to manage cost increases more effectively and also benefited from improving operating efficiencies to raise gross margin by 1.3 percent to 22.2 percent. Retail gross margin was down 0.4 percent from the effects of competitive market conditions and reducing aged inventory.

  Operating Expenses

        The following table presents operating expenses for fiscal 2004 and 2003 (amounts in thousands):

	Fiscal Years Ended April
	2004		2003
	Amount	% of Net Sales	Amount	% of Net Sales	Change	% Change
Selling	$87,370	3.4%	$78,567	3.4%	$8,803	11.2%
Warranty and service	103,195	3.9	118,239	5.1	(15,044)	(12.7)
General and administrative	236,419	9.1	252,708	10.9	(16,289)	(6.4)

Operating expenses	$426,984	16.4%	$449,514	19.4%	$(22,530)	(5.0)%

        Higher RV sales and enhanced marketing initiatives accounted for most of the increase in selling expenses, which remained flat as a percentage of sales. The Housing Group reduced product warranty and service expense following a reorganization of the service organization in fiscal 2003. Warranty expenses at the RV Group increased on higher sales but still decreased as a percentage of revenue. General and administrative expenses for fiscal 2003 include $6.8 million for the legal settlement of two class action suits and $9.8 million for retail adjusting entries. Excluding these items, expenses increased by $0.3 million but decreased by 1.1 percent as a percentage of sales.

  Other, net

        Other charges, net in fiscal 2004 consists exclusively of net gain on sale of fixed assets of $4.6 million. The sale of the drapery facility along with two idle plants generated $4.4 million of the gain. The prior year net gain of $1.8 million included net gains on sale of fixed assets of $5.8 million related to the sale of facilities and land. The prior year also included $1.2 million of asset impairment charges and $2.8 million of restructuring costs in the Housing Group.

  Other Income (Expense)

        Other income (expense) increased by $5.3 million to $(45.1) million in fiscal 2004 when compared to the previous year. Net interest expense increased by $2.0 million as a result of the issuance of the $100 million convertible debentures combined with lower interest income. Also, in the fourth quarter of fiscal 2004, we entered into various privately negotiated transactions with the holders of convertible preferred securities of Fleetwood Capital Trust III to convert their securities to common stock prior to their redemption dates. We paid a premium of $2.4 million in excess of interest accrued that is included in Other income (expense).

Recreational Vehicles:

        The following table presents RV Group net sales by division for fiscal 2004 and 2003 (amounts in thousands):

	2004		2003
	Amount	% of Net Sales	Amount	% of Net Sales	Change	% Change
Motor homes	$1,104,624	62.1%	$918,742	62.0%	$185,882	20.2%
Travel trailers	570,420	32.1	441,885	29.8	128,535	29.1
Folding trailers	104,189	5.8	121,968	8.2	(17,779)	(14.6)

Net sales	$1,779,233	100.0%	$1,482,595	100.0%	$296,638	20.0%

        The Motor Home division's performance was the result of improved market conditions and favorable acceptance of our mid-line diesel products and new Class A gas motor home products. For fiscal year 2004, Class A diesel product shipments rose 14 percent while Class A gas and Class C shipments rose 3 percent and 29 percent, respectively. Travel trailer revenues increased 29.1 percent to $570.4 million on a 14 percent increase in unit volume. The disproportionate increase in travel trailer revenues to shipments reflects the sales growth of larger, higher-priced floor plans in the conventional and fifth wheel products offered. Folding trailer sales declined 14.6 percent to $104 million on a 15 percent decline in unit volume.

        The RV Group earned $58.1 million of operating income in the fiscal year ended April 25, 2004, compared to $35.3 million in the prior fiscal year. The $22.8 million increase in profitability was mainly due to the increase in diesel sales, which have higher selling prices and gross margins, and profit in travel trailers compared to an operating loss in the prior period as a result of higher revenues and gross margins. Operating expenses decreased from 12.2 percent of sales to 11.1 percent but increased $16.5 million in the current year primarily due to higher selling costs from expanded RV market initiatives and higher warranty costs.

Manufactured Housing:

        The following table presents Housing Group net sales by division for fiscal 2004 and 2003 (amounts in thousands):

	2004		2003
	Amount	% of Net Sales	Amount	% of Net Sales	Change	% Change
Wholesale	$657,388	84.0%	$667,087	83.8%	$(9,699)	(1.5)%
Retail	242,505	31.0	245,076	30.8	(2,571)	(1.0)
Intercompany sales	(117,135)	(15.0)	(115,903)	(14.6)	(1,232)	(1.1)

Net sales	$782,758	100.0%	$796,260	100.0%	$(13,502)	(1.7)%

        Results for the Wholesale division include sales to our Retail division. Transactions between these operating divisions are eliminated in consolidation, including any intercompany profit in Retail division inventory.

        Housing Group revenues declined by 1.7 percent to $782.8 million. Operating losses decreased from $57.6 million in fiscal 2003 to $28.8 million in fiscal 2004 after deducting intercompany profit on retail inventory of $5.6 million and $1.6 million, respectively.

Wholesale Operations:

        Gross manufacturing revenues in fiscal year 2004 were $657.4 million, down 1.5 percent from the prior year, and included $117.1 million of intercompany sales to Company-owned retail sales centers. Manufacturing unit volume declined 6 percent to 20,859 homes, but the total number of housing sections was down 8 percent to 37,443 due to a slight shift in sales mix toward single-section homes. Multi-section homes represented 78 percent of factory shipments versus 81 percent last year.

        Sales volume was below the prior year because of a weaker manufactured housing market, which has been adversely affected by competition from repossessed units and restrictive retail financing conditions. In addition, the industry's two largest retail lenders and the two largest inventory floorplan lenders exited the business.

        Gross profit margin for the Wholesale division increased from 20.9 percent to 22.2 percent of sales, mainly as a result of improving labor efficiencies and reducing manufacturing overhead. Operating costs declined $12.5 million or 8 percent as a result of reduced product warranty expenses. The reduction in warranty service costs is attributable to the fiscal 2003 reorganization of the service organization. Overall results improved from an operating loss of $13.5 million to an operating profit of $5.4 million due to the improvement in gross margins and the reduction in warranty costs.

Retail Operations:

        Retail housing's revenues declined 1 percent from $245.1 million to $242.5 million for fiscal year 2004. Unit sales for the retail operation were down 6 percent to 4,727 homes. The average unit price increased by 14 percent to $50,323 for the current year due to the sale of more multi-section homes and less discounting of prices. As a result of aggressively selling aged inventory, gross margins declined from 20.1 percent in the prior year to 19.7 percent. The Retail division incurred an operating loss of $35.9 million in fiscal year 2004, before interest expense on inventory financing, compared to an operating loss of $49.7 million last year. The improvement mainly resulted from a 15.4 percent reduction in operating expenses. The operating expense reduction included a $9.8 million charge in the prior year for incorrect balance sheet adjusting entries related to integrating and then converting unique accounting systems from previously acquired dealers into a single system. Interest expense on inventory financing decreased slightly from $2.3 million to $2.1 million.

        The following table presents key operational information for the Retail division:

	Fiscal Year Ended(1)
	March 2004	March 2003
Number of retail stores
Beginning	136	138
New	9	6
Closed	(16)	(8)

Ending	129	136

Average number of retail stores	133	136

Unit volume
Retail—new
Single-section	710	794
Multi-section	3,434	3,541

Total	4,144	4,335
Retail—pre-owned	583	669

Grand total	4,727	5,004

Average number of homes sold per store	36	37
Average sales price
New
Single-section	$29,842	$26,973
Multi-section	$60,215	$54,542
Pre-owned	$17,003	$9,620
Average unit inventory per store at quarter end
New	17	20
Pre-owned	2	3

(1)
The above information is as of Fleetwood Retail Corp.'s (FRC) fiscal year end, which is the last day in March.

Supply Operations:

        Including intercompany sales, our Supply Group contributed revenues of $209.9 million in fiscal 2004 compared to $173.9 million in fiscal 2003, of which $41.1 million and $37.2 million, respectively, were sales to third party customers. Operating income increased from $2.1 million to $6.1 million primarily as a result of a $3.6 million gain on the sale of the drapery operation.

Consolidated Results Fiscal Year 2003 Compared With Fiscal Year 2002

Consolidated Results:

        The following table presents net loss and diluted loss per share for fiscal 2003 and 2002 (amounts in thousands, except per share data):

	2003		2002
	Amount	% of Net Sales	Amount	% of Net Sales	Change	% Change
Net loss	$(70,739)	(3.0)%	$(161,928)	(7.1)%	$91,189	56.3%

Diluted loss per share	$(1.97)		$(3.90)		$1.93

        The net loss for fiscal year 2003 was negatively impacted by a $28.4 million or 79 cent per diluted share partial valuation allowance against our deferred tax assets. The significantly lower net loss in fiscal year 2003 was the result of a $72.2 million turnaround in the RV Group operating results from a loss of $36.8 million in fiscal 2002 to an operating profit of $35.4 million in fiscal 2003. Partially offsetting the RV Group results was an increase in the Housing Group operating loss from $38.3 million to $57.6 million. A substantial portion of the loss in fiscal 2002 was attributable to an $80.6 million non-cash charge, net of tax, for impairment of goodwill related to the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," and $19.9 million of other restructuring and impairment charges.

        Between fiscal 2001 and 2003, we were downsizing our operations, resulting in significant restructuring and other unusual charges that have negatively impacted our results. A summary is provided below to illustrate the type of adjustments, the business segments affected and the magnitude of the adjustments. Generally, warranty reserve adjustments and inventory write-downs related to closed facilities are not considered restructuring.

	RV	Housing	Other	Total
	(Amounts in thousands)
FISCAL YEAR 2003
Restructuring and impairment
Asset impairments	$—	$1,242	$—	$1,242
Severance	—	2,590	—	2,590
Future lease obligations of closed stores	—	170	—	170

Subtotal	—	4,002	—	4,002

Other
Legal reserves	—	—	6,758	6,758
Severance	184	565	56	805

Total	$184	$4,567	$6,814	$11,565

FISCAL YEAR 2002
Goodwill impairment	$—	$—	$80,635	$80,635
Restructuring and impairment
Asset impairments	1,670	9,535	1,300	12,505
Severance	1,000	—	—	1,000
Future lease obligations of closed stores	—	4,200	—	4,200
Plant/store shutdown costs	—	2,200	—	2,200

Subtotal	2,670	15,935	1,300	19,905

Other
Legal reserves	—	—	8,375	8,375
Inventory write-downs	—	12,714	—	12,714
Warranty—closed plants/recalls	1,200	5,800	—	7,000
Severance	—	276	4,300	4,576

Total	$3,870	$34,725	$94,610	$133,205

  Net Sales

        The following table presents net sales by group for fiscal 2003 and 2002 (amounts in thousands):

	2003		2002
	Amount	% of Net Sales	Amount	% of Net Sales	Change	% Change
RV	$1,482,595	64.0%	$1,212,904	53.2%	$269,691	22.2%
Housing	796,260	34.3	1,033,109	45.3	(236,849)	(22.9)
Supply	37,178	1.6	34,032	1.5	3,146	9.2
Financial services	2,260	0.1	402	—	1,858	462.2

Net sales	$2,318,293	100.0%	$2,280,447	100.0%	$37,846	1.7%

        Consolidated revenues for fiscal year 2003 rose 1.7 percent to $2.32 billion compared to $2.28 billion for the prior year. A strong recreational vehicle market and improved products drove a 22.2 percent sales increase in RVs, which was offset by a 22.9 percent decline in housing revenues.

  Consolidated Net Sales, Cost of Sales and Gross Profit

        The following table presents consolidated net sales, cost of sales and gross profit for fiscal 2003 and 2002 (amounts in thousands):

	2003		2002
	Amount	% of Net Sales	Amount	% of Net Sales	Change	% Change
Net sales	$2,318,293	100.0%	$2,280,447	100.0%	$37,846	1.7%
Cost of sales	1,892,636	81.6	1,842,358	80.8	50,278	2.7

Gross profit	$425,657	18.4%	$438,089	19.2%	$(12,432)	(2.8)%

        Gross profit margin fell to 18.4 percent of sales compared to 19.2 percent last year, mainly due to a decline in Housing margin from 26 percent to 24.4 percent. Overall RV gross margins in fiscal year 2003 improved from 12.9 percent to 14.5 percent.

  Operating Expenses

        The following table presents operating expenses for fiscal 2003 and 2002 (amounts in thousands):

	2003		2002
	Amount	% of Net Sales	Amount	% of Net Sales	Change	% Change
Selling	$78,567	3.4%	$91,978	4.0%	$(13,411)	(14.6)%
Warranty and service	118,239	5.1	143,997	6.3	(25,758)	(17.9)
General and administrative	252,708	10.9	272,385	12.0	(19,677)	(7.2)

Operating expenses	$449,514	19.4%	$508,360	22.3%	$(58,846)	(11.6)%

        Included in the prior year operating expense was $8.4 million for the legal settlement of two class action suits, compared to $6.8 million this year related to potential legal settlements. Selling expenses declined 14.6 percent to $78.6 million and decreased as a percentage of sales from 4 percent to 3.4 percent on lower payroll-related costs, and product warranty costs decreased by 17.9 percent. General and administrative expenses fell $19.7 million or 7.2 percent to $252.7 million and decreased as a percentage of sales from 12 percent to 10.9 percent. The reduction in cost was mainly due to staff reductions resulting from manufacturing plant and retail store closures in prior periods. Partially offsetting the reductions were the above-mentioned legal settlements and $9.8 million to reverse incorrect balance sheet adjusting entries at the retail operation, which were related primarily to the integration and conversion of accounting systems from previously acquired entities.

  Other, net

        Other charges, net for fiscal 2003 included a $5.8 million net gain from the sale of fixed assets, which included three parcels of land and three facilities. In the prior year, there were $19.9 million of restructuring and other expenses related to asset impairment and plant and store closures compared to $4.0 million this year.

  Other Income (Expense)

        Other income (expense) was $39.8 million compared with $35.5 million in the prior year. The increase related to a full year of interest expense of the Trust II and III convertible trust preferred securities. The prior year included interest expense of $2.3 million for yield maintenance charges related to the early retirement of the senior unsecured notes on July 30, 2001. Excluding these items, interest expense was lower this year mainly due to a smaller retail housing inventory floorplan liability resulting from a reduction in inventories, combined with lower interest expense on other borrowings. Investment income was down 11.2 percent from the prior year as a result of lower interest rates on lower invested balances.

Recreational Vehicles:

        The following table presents RV Group net sales by division for fiscal 2003 and 2002 (amounts in thousands):

	2003		2002
	Amount	% of Net Sales	Amount	% of Net Sales	Change	% Change
Motor homes	$918,742	62.0%	$716,734	59.1%	$202,008	28.2%
Travel trailers	441,885	29.8	378,412	31.2	63,473	16.8
Folding trailers	121,968	8.2	117,758	9.7	4,210	3.6

Net sales	$1,482,595	100.0%	$1,212,904	100.0%	$269,691	22.2%

        In fiscal year 2003, recreational vehicle sales increased 22.2 percent over the prior year to $1.48 billion. Motor home revenues increased by 28.2 percent to $918.7 million on a 19 percent increase in shipments from 8,366 units to 9,935 units. This mainly reflects improved retail demand and motor home dealer confidence beginning late in calendar year 2001. In the towable recreational vehicle category, travel trailer sales increased 16.8 percent from $378.4 million to $441.9 million. Folding trailer sales rose 3.6 percent to $122.0 million. Fiscal year unit shipments for travel trailers and folding trailers were 30,016 (including slide-in truck campers) and 17,118 respectively, representing an increase of 10 percent for travel trailers and a decrease of 5 percent for folding trailers.

        The RV Group generated $35.4 million in operating income for the year compared with a $36.8 million loss in fiscal year 2002. The operating profit was due to a reduction in the travel trailer loss of $6.1 million compared to a loss of $38.0 million in fiscal 2002. Motor homes earned $40.5 million compared to income of $228,000 in the prior year. The significant improvement in earnings was the result of a 22.2 percent increase in sales, improved gross margins and reduced operating expenses. Folding trailers earned $1.0 million compared to $357,000 in the prior year. Last year's RV Group results were positively impacted by improved material and labor efficiencies. Gross profit margin for the RV Group increased from 12.9 percent to 14.5 percent due to improvement in both motor home and travel trailer margins. Motor home gross margin improvement was primarily due to a shift in product mix from Class C product to higher-priced Class A motor homes. RV Group operating costs were 7.1 percent lower than the prior year.

Manufactured Housing:

        The following table presents Housing Group net sales by division for fiscal 2003 and 2002 (amounts in thousands):

	2003		2002
	Amount	% of Net Sales	Amount	% of Net Sales	Change	% Change
Wholesale	$667,087	83.8%	$842,536	81.6%	$(175,449)	(20.8)%
Retail	245,076	30.8	327,760	31.7	(82,684)	(25.2)
Intercompany	(115,903)	(14.6)	(137,187)	(13.3)	21,284	15.5

Net sales	$796,260	100.0%	$1,033,109	100.0%	$(236,849)	(22.9)%

        Results for the Wholesale division include sales to our Retail division. Transactions between these operating divisions are eliminated in consolidation, including any intercompany profit in Retail division inventory.

        Housing Group revenues declined by 22.9 percent to $796.3 million. Operating losses increased from $38.3 million in fiscal 2002 to $57.6 million in fiscal 2003 after deducting intercompany profit on retail inventory of $10.5 million and $5.6 million, respectively.

Wholesale Operations:

        Gross wholesale revenues in fiscal year 2003 were $667.1 million, down 21 percent from the prior year, and included $115.9 million of intercompany sales to Company-owned retail sales centers. Wholesale unit volume declined 26 percent to 22,176 homes, but the number of housing sections was off a lesser 25 percent to 40,557 due to the continuing shift in sales mix toward multi-section homes. Multi-section homes represented 81 percent of factory sales versus 77 percent in the prior year.

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

        Gross profit margin for the Wholesale division declined from 24.8 percent to 20.9 percent of sales, mainly as a result of improving the competitiveness of the product by adding features without commensurate price increases. Operating costs declined $39.6 million or 21 percent as a result of reduced product warranty expenses and lower employee compensation due to staffing reductions in prior quarters. Overall operating results declined from an operating profit of $16.5 million to a loss of $13.5 million.

Retail Operations:

        Retail Housing's revenues declined 25 percent from $327.8 million to $245.1 million for fiscal year 2003. Unit sales for the retail operation were off 35 percent to 5,004 homes. The smaller decrease in revenues resulted from a rise in the average unit price of 10 percent to $44,162 for fiscal year 2003 due to the sale of more multi-section homes and fewer homes at discounted prices. As a result, gross margins improved from 15.1 percent in the prior year to 20.1 percent. The Retail division incurred an operating loss of $49.7 million in fiscal year 2003, before interest expense on inventory financing, compared to an operating loss of $65.4 million in fiscal 2002. The reduced loss mainly resulted from the higher gross margin and a 13.7 percent reduction in operating expenses. The operating expense reduction was negatively affected by a $9.8 million charge for incorrect balance sheet adjusting entries related to integrating and then converting unique accounting systems from previously acquired dealers into a single system. Interest expense on inventory financing decreased 48 percent from $4.4 million to $2.3 million as a result of lower interest rates, an 11 percent reduction in inventories and a related pay-down of the flooring liability.

        The following table presents key operational information for the Retail division:

	Fiscal Year Ended(1)
	March 2003	March 2002
Number of retail stores
Beginning	138	216
New	6	12
Closed	(8)	(50)
Transferred	—	(40)

Ending	136	138

Average number of retail stores	136	154

Unit volume
Retail—new
Single-section	794	1,600
Multi-section	3,541	4,905

Total	4,335	6,505
Retail—pre-owned	669	1,233

Grand total	5,004	7,738

Average number of homes sold per store	37	50
Average sales price
New
Single-section	$26,973	$26,524
Multi-section	$54,542	$51,996
Pre-owned	$9,620	$8,110
Average unit inventory per store at quarter end
New	20	20
Pre-owned	3	4

(1)
The above information is as of Fleetwood Retail Corp.'s (FRC) fiscal year end, which is the last day in March.

Supply Operations:

        Including inter company sales, our Supply Group contributed revenues of $173.9 million in fiscal 2003 compared to $168.7 million in fiscal 2002, of which $37.2 million and $34 million, respectively, were sales to third party customers. Operating income decreased from $8.9 million to $2.1 million, primarily due to the introduction of a rebate structure with other group operations.

Liquidity and Capital Resources

        We use external funding sources, including the issuance of debt and equity instruments, to supplement working capital, fund capital expenditures and meet internal cash flow requirements on an as-needed basis. Cash totaling $30.5 million was used in operating activities during fiscal year 2004 compared to

$12.3 million for the similar period one year ago. In fiscal 2004, the most significant use of cash related to receivable, inventory and accounts payable working capital requirements totaling $43.6 million stemming from the 12.5 percent increase in revenues. In fiscal 2003, these same working capital requirements used $19.6 million in cash, principally due to a planned build up of motor home and travel trailer inventories. The increase in other liabilities includes $13.7 million and $12.9 million for interest expense accrued but deferred on the 6% convertible trust preferred securities in fiscal 2004 and 2003, respectively.

        Additional cash outlays in fiscal years 2004 and 2003 included $27.7 million and $19.9 million in capital expenditures. Also, HomeOne generated finance loans receivable of $30 million and $13.2 million in fiscal 2004 and 2003, respectively.

        At fiscal year end, short-term borrowings under our secured syndicated credit facility, led by Bank of America, N.A., as administrative agent, were $5.7 million. At year end, lender commitments to the facility totaled $130 million. Our borrowing capacity, however, is governed by the amount of a borrowing base, consisting of inventories and accounts receivable, that fluctuates significantly from week to week. The borrowing base is revised weekly for changes in receivables and monthly for changes in inventory balances. Under the borrowing agreement as it was in effect at the end of the fiscal year, $30 million had to be maintained as minimum unused availability, with the remainder available to support standby letters of credit and fund borrowings. This provision was eliminated upon completion of our amended and restated credit agreement discussed below. At the end of the fiscal year, the borrowing base totaled $170 million. After consideration of the unused minimum requirement, collateral reserves of $2.5 million, $47.7 million in standby letters of credit and the outstanding borrowings, unused borrowing capacity was approximately $40.8 million. Short-term borrowings also include $4.7 million from our warehouse line used to fund HomeOne finance loans receivable. Long-term debt increased by approximately $100 million as a result of the senior convertible subordinated debenture offering.

        As a result of the above-mentioned changes, cash and marketable investments increased $54.0 million from $69.8 million as of April 27, 2003, to $123.8 million as of April 25, 2004.

  Credit Agreement Amendments

        On July 21, 2003, the EBITDA covenant in the credit facility was amended to accommodate additional losses at our retail operation. In addition, we requested and obtained consent to the amendment from Textron Financial Corporation (Textron), in that our wholesale financing agreement with Textron is subject to a cross-default provision and a covenant, in which Fleetwood agreed that it would not modify the adjusted EBITDA covenant in the senior credit facility without their prior consent.

        On December 15, 2003, we announced that we had further amended the credit facility, primarily to enable the issuance of $100 million of the 5% convertible senior subordinated debentures. The amendment provided for the priority use of the proceeds from the sale of the new securities to pay off the then-outstanding loan balance under the facility, without a reduction to the amount of the credit commitment. Provisions were also added to allow, for a period of six months, the use of cash in the amount of the proceeds to redeem debentures underlying any of our Trust Preferred Securities and retire them.

        On February 27, 2004, we announced that the lenders in the syndicated line had agreed to again restate the financial covenant relating to cumulative EBITDA. In return, Fleetwood paid a fee of one-eighth of a percent of the commitment amount to the syndicate. We also announced at the same time that we had amended our inventory financing agreement with Textron for the same covenant.

        Subsequent to our fiscal year end, on May 17, 2004, we announced the early renewal and extension of the credit facility to July 31, 2007, under a fully underwritten arrangement with Bank of America. The terms of the amended and restated agreement provide for an increase of $20 million in the amount of the facility, to a commitment level of $150 million. Among other changes was the elimination of the previous requirement for the Company to maintain $30 million in unused borrowing capacity, which directly enhances our potential borrowing availability. The requirement for excess "boot" collateral, held in the form of a security interest in real estate was also reduced from $75 million to $50 million.

        Under the new agreement, we are not subject to a financial performance covenant, except in the case that our average monthly liquidity, defined as cash, cash equivalents and unused borrowing capacity, falls below $60 million within the borrowing subsidiaries or $90 million including the parent company. Under these circumstances we are required to meet a designated cumulative EBITDA requirement that has been restated to reflect the current outlook for earnings. In addition, pricing under the new facility was reduced in all areas, including fees for letters of credit, unused facility fees and interest charges on borrowings. Simultaneous with the signing of the agreement, we paid closing and administrative fees to the bank equal to 0.55 percent of the new $150 million credit commitment. It was the bank's intent to syndicate the facility subsequent to the closing.

        In conjunction with the restatement of the credit agreement, we executed covenant amendments to our flooring finance agreement with Textron that mirror the new bank agreement.

  Convertible Trust Preferred Securities

        On December 11, 2001, we commenced an offer of up to an aggregate of $37.95 million in liquidation amount of new 9.5% Convertible (Trust II) Preferred Securities due February 15, 2013, in exchange for up to an aggregate of $86.25 million of the $287.5 million in liquidation amount of outstanding 6% Convertible (Trust I) Trust Preferred Securities due February 15, 2028. The exchange offer expired on January 4, 2002, and was completed on January 10, 2002. Each new trust preferred security issued in the exchange offer was convertible, at the option of the holder, at any time into 1.752 shares of Fleetwood common stock (i.e., a conversion price of $12.56 per common share). With 1.725 million shares of new trust preferred issued in the exchange offer, the potential dilution to common shareholders upon conversion of the new exchange offer trust preferred was 3.0 million common shares. As a result of the exchange, debentures supporting the exchanged convertible trust preferred securities were cancelled, resulting in a taxable gain of $46.2 million. After deducting taxes of $16.8 million, the remainder of $29.4 million was reported as an increase to additional paid-in capital and treated as income attributable to common shareholders in the calculation of earnings per share.

        In conjunction with the exchange offer, we offered to sell for cash $150 million of 9.5% Convertible (Trust III) Preferred Securities due February 15, 2013. The cash offer closed on December 14, 2001. Each Trust III preferred security issued in the cash offer was convertible, at the option of the holder, at any time into 4.826 shares of Fleetwood common stock (i.e., a conversion price of $10.36 per common share). With 3.0 million shares of new trust preferred issued in the cash offer, the potential dilution to common shareholders upon conversion of the new cash offer trust preferred was 14.5 million common shares.

        On March 9, 2004, the Company announced that it was calling $50 million aggregate principal amount of the Trust III preferred securities for redemption. Subsequently, on March 30, 2004, the Company called the remaining $100 million aggregate principal amount of Trust III preferred securities for redemption. Subsequently, virtually all of the holders of the Trust III preferred securities converted their securities into an aggregate of 14,478,578 shares of the Company's common stock, including some who had entered into privately negotiated transactions with the Company to convert their securities, prior to the respective redemption dates, in exchange for a cash incentive. As a result, as of April 25, 2004, there remained 377,726 shares of Trust III preferred securities outstanding, with an aggregate principal amount of $18.9 million, and as of April 29, 2004, which was the final redemption date pursuant to the Company's calls for redemption, there were no Trust III preferred securities outstanding.

        Subsequent to fiscal year end, on May 5, 2004, the Company called the Trust II preferred securities for redemption with a redemption date of June 4, 2004. Several of the holders of the Trust II preferred securities converted their holdings to shares of the Company's common stock, including some who entered into privately negotiated transactions with the Company to convert their securities, prior to the redemption date, in exchange for a cash incentive. Accordingly, as of the June 4 redemption date, pursuant to the Company's call for redemption, 781,065 shares of the Trust II preferred securities had been converted into an aggregate of 1,368,074 shares of the Company's common stock, and 943,935 shares of the Trust II preferred securities were redeemed for an aggregate of $22.5 million in cash, representing $20.8 million in aggregate amount, $1.3 million in redemption premium and $104,000 in accrued but unpaid interest to the redemption date.

  Dividends and Distributions

        On October 30, 2001, the board of directors discontinued the payment of dividends on our common stock in conjunction with an election to defer distributions on our existing 6% convertible trust preferred securities. We have the right to elect to defer distributions for up to 20 consecutive quarters under the trust indenture governing the existing 6% convertible trust preferred securities. When we defer a distribution on the 6% convertible trust preferred securities, we are prevented from declaring or paying dividends on our common stock during the period of the deferral. In light of our business environment and recent operating results, we currently anticipate that we will find it necessary to defer distributions on the existing 6% convertible trust preferred securities for the foreseeable future, subject to the terms of the governing documents. At the end of fiscal 2004, we have deferred $35.3 million, including accrued interest at 6 percent on the deferred amounts.

  Other

        In the opinion of management, the combination of existing cash resources, expected future cash flows from operations, and available lines of credit will be sufficient to satisfy our foreseeable cash requirements for the next 12 months, including up to $45 million for capital expenditures, to be utilized primarily for enhancements to motor home manufacturing facilities.

Contracts and Commitments

        Below is a table showing payment obligations for long-term debt, capital leases, operating leases and purchase obligations for the next five years and beyond:

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years(2)	More than 5 years
	(Amounts in thousands)
Long-term debt(1)	$102,159	$—	$462	$335	$101,362
Capital lease obligations	1,360	770	576	14	—
Operating leases(2)	66,194	12,601	16,899	11,011	25,683
Purchase obligations(3)	6,115	6,115	—	—	—
Other long-term liabilities:
Deferred compensation and non-qualified retirement plans	49,473	8,082	11,718	9,182	20,491
Insurance reserves	32,916	32,916	—	—	—
Convertible subordinated debentures(4)	272,791	—	—	—	272,791

Total	$531,008	$60,484	$29,655	$20,542	$420,327

(1)
On December 22, 2003, we completed the sale of $100 million aggregate principal amount of 5% convertible senior subordinated debentures due in 2023. Interest on the debentures is payable semi-annually at the rate of 5.00%. The debentures are convertible, under certain circumstances, into the Company's common stock at an initial conversion rate of 85.0340 shares per $1,000 principal amount of debentures, equivalent to an initial conversion price of $11.76 per share of common stock.

(2)
Most of the Company's retail sales locations and certain of its other facilities are leased under terms that range from monthly to 18 years. Also included in the above amounts are equipment leases. Management expects that in the normal course of business, leases will be renewed or replaced by other leases to support continuing operations.

(3)
We have an operating agreement with a large dealer who manages 31 retail store locations for FRC. Either party may terminate the agreement by giving written notice 120 days in advance of the date of the termination. If termination notice is provided, Fleetwood is obligated to repurchase the outstanding inventory at that time for the amount of the dealer's obligations to its flooring institutions. Similarly, an equivalent amount is included in the aggregate repurchase obligation described in Note 16 to the Company's financial statements contained elsewhere in this Report. That repurchase obligation would become due and payable to the flooring institution only in the event the dealer defaults prior to its agreement with Fleetwood being terminated.

(4)
The convertible subordinated debentures were issued in three separate transactions, and are currently reflected on the balance sheet as a long-term liability. In fiscal 1998, Fleetwood, through a wholly owned Delaware business trust, issued $287.5 million aggregate liquidation amount of 6% convertible trust preferred securities due in 2028. In fiscal 2002, Fleetwood, through another Delaware business trust, exchanged $86.25 million in liquidation amount of the existing 6% convertible trust preferred securities for $37.95 million in liquidation amount of new 9.5% convertible trust preferred securities due in 2013. Also in fiscal 2002, Fleetwood, again through a Delaware business trust, issued $150 million in aggregate liquidation amount of new 9.5% convertible trust preferred securities due in 2013. The obligations of the business trusts to holders of the convertible trust preferred securities are supported by convertible subordinated debentures issued by Fleetwood to the respective business trusts and a guarantee by Fleetwood of certain of the trusts' obligations. The interest is payable quarterly. Currently, as permitted by the trust documents, payment of interest is being deferred on the outstanding 6% convertible trust preferred securities. Subsequent to the end of the fiscal year, all outstanding 9.5% convertible trust preferred securities were either converted into common stock or redeemed.

Off-Balance Sheet Arrangements

        In March 2000, Fleetwood entered into a sale and leaseback agreement involving 22 manufactured housing retail stores. The minimum rental payments required under this agreement are included in the Contractual Obligations schedule above, under operating leases. The agreement includes a contingent rental reset provision which provides that, in the event that the Company's credit rating falls below a certain level anytime prior to March 2005, the Company could be required, at the option of the lessor, to make an accelerated rent payment equal to the unamortized principal of the lessor's underlying debt. Since entering into the agreement, the Company's credit rating has fallen below the specified level, raising the possibility that the provision could be exercised in March 2005. The accelerated payment would be approximately $20 million.

        A number of alternatives to the accelerated rent payment are currently available to the Company and are being considered. It is likely that sometime prior to March 2005, the Company will move to restructure the arrangement to mitigate the potential negative cash impact.

        We describe our aggregate contingent repurchase obligation in Note 16 to the Company's financial statements and under Critical Accounting Policies in this Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Report.

        Under the senior credit agreement, Fleetwood Enterprises, Inc. is a guarantor of the borrowings of Fleetwood Holdings, Inc. (FHI) and Fleetwood Retail Corp. (FRC). FHI includes most of the wholly owned manufacturing subsidiaries and FRC includes all the retail housing subsidiaries. Only the FRC parent company, however, and seven of the retail subsidiaries are borrowers under the loan and covered under the guarantee. In addition, Fleetwood Enterprises, Inc. guarantees FRC's floorplan obligations to Textron and Bombardier Capital, Inc. pursuant to FRC's wholesale financing agreements with the two flooring institutions. Subsequent to the end of fiscal year 2004, these guarantees were renewed to extend through the term of the amended and restated agreement to July 2007.

        Under the warehouse line of credit, initiated in December 2003, between HomeOne Credit Corp., our captive finance subsidiary, and Greenwich Capital Financial Products, Inc., Fleetwood Enterprises, Inc. is a guarantor of the borrowings.

        Early in fiscal 2004, Fleetwood Enterprises, Inc. entered into three limited guarantees aggregating $1,575,000, to certain obligations of certain retailers to floorplan lenders.

New Accounting Pronouncements

        In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation specifies the disclosures to be made by a guarantor in its interim and annual financial statements concerning its obligations under certain guarantees that it has issued. FIN 45 also requires a guarantor to recognize a liability, at the inception of the guarantee, for the fair value of obligations it has undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for interim and annual periods ending after December 15, 2002. The initial recognition and initial measurement requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. Accordingly, we adopted the disclosure provisions of FIN 45, which have been reflected in the accompanying consolidated financial statements. The adoption of these provisions did not have a material impact on the Company's financial position, results of operations or cash flows.

        In December 2002, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We continue to account for stock-based compensation using the intrinsic method as permitted by SFAS No. 123 and prominently disclose the additional information required by SFAS No. 148 in our annual and interim reports.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement requires an issuer to classify a financial instrument issued in the form of shares that are mandatorily redeemable—that embodies an unconditional obligation requiring the issuer to redeem them by transferring its assets at a specified or determinable date—as a liability. This statement was adopted during fiscal 2004 and had no impact on our financial reporting.

        In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities," which expands upon and strengthens existing accounting guidance concerning when a company should consolidate in its financial statements the assets, liabilities and activities of another entity. A revised Interpretation was issued in December 2003 (FIN 46R).

        Prior to the issuance of FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 now requires a variable interest entity, as defined in FIN 46, to be consolidated by a company only if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that the Company is not required to consolidate but in which it has a significant variable interest.

        The Company has owned three Delaware business trusts that were established for the purpose of issuing optionally redeemable convertible trust preferred securities. The obligations of the business trusts to the holders of the trust preferred securities were all supported by convertible subordinated debentures issued by Fleetwood to the respective business trusts. Subsequent to the end of the fiscal year the preferred securities of two of the trusts were either converted or redeemed, and the debentures cancelled. Under FIN 46, which was adopted by the Company as of January 25, 2004, the trust preferred securities continued to be presented as minority interests based on the fact that the Company has had the ability to "call" the trust preferred securities and that no single party holds a majority of the preferred securities; therefore, the Company was considered the primary beneficiary of the trusts. Under FIN 46R, which was adopted by the Company as of April 25, 2004, the business trusts were deemed to have no primary beneficiary and as required, were deconsolidated, resulting in the presentation of the convertible subordinated debenture obligations to the underlying trusts as a long-term liability for all years presented. Amounts previously shown in the Statements of Operations as minority interest in Fleetwood Capital Trusts I, II and III, net of taxes, were reclassified for all periods presented to interest expense, with the related tax effect included in the tax provision. Other than as indicated, the Company does not believe that the adoption of FIN 46 or FIN 46R will have a material impact on the Company's financial position, results of operations or cash flows.

        In December 2003, the FASB issued SFAS No. 132 Revised (SFAS 132R), "Employers' Disclosure about Pensions and Other Postretirement Benefits." A revision of the pronouncement originally issued in 1998, SFAS 132R expands employers' disclosure requirements for pension and postretirement benefits to enhance information about plan assets, obligations, benefit payments, contributions and net benefit cost. SFAS 132R does not change the accounting requirements for pensions and other postretirement benefits. This statement was implemented beginning with the fourth quarter of fiscal 2004. The Company has determined that there are no material benefits requiring disclosure under this pronouncement.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to market risks related to fluctuations in interest rates on marketable investments, investments underlying a Company-owned life insurance program (COLI), variable rate debt under the secured credit facility, the liability for flooring of retail housing inventories and the warehouse line of credit. With respect to the COLI program, the underlying investments are subject to both interest rate risk and equity market risk. Market related changes to our 6% convertible trust preferred securities indirectly may impact the amount of the deferred tax valuation allowance, which is currently dependent on available tax strategies, including the unrealized gains on these securities. We do not currently use interest rate swaps, futures contracts or options on futures, or other types of derivative financial instruments.

        The vast majority of our marketable investments are in institutional money market funds or fixed rate securities with average original maturity dates of two weeks or less, minimizing the effect of interest rate fluctuations on their fair value.

        For variable rate debt, changes in interest rates generally do not influence fair market value, but do affect future earnings and cash flows. Based upon the amount of variable rate debt outstanding at the end of the year, and holding the variable rate debt balance constant, each one percentage point increase in interest rates occurring on the first day of an annual period would result in an increase in interest expense of approximately $323,000. For both fixed rate loans and debt, changes in interest rates generally affect the fair market value, but not earnings or cash flows. Changes in fair market values as a result of interest rate changes are not currently expected to be material.

        We do not believe that future market equity or interest rate risks related to our marketable investments or debt obligations will have a material impact on our results.

Item 8. Financial Statements and Supplementary Data

FLEETWOOD ENTERPRISES, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE
FOR THE YEAR ENDED APRIL 25, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Fleetwood Enterprises, Inc.

        We have audited the accompanying consolidated balance sheets of Fleetwood Enterprises, Inc. as of April 25, 2004 and April 27, 2003, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended April 25, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fleetwood Enterprises, Inc. at April 25, 2004 and April 27, 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended April 25, 2004, in conformity with U.S. generally accepted accounting principles.

                      /s/ Ernst & Young LLP

Orange County, California
June 29, 2004

FLEETWOOD ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	Years Ended April
	2004	2003	2002
Net sales:
RV Group	$1,779,233	$1,482,595	$1,212,904
Housing Group	782,758	796,260	1,033,109
Supply Group	41,120	37,178	34,032
Financial Services	4,877	2,260	402

	2,607,988	2,318,293	2,280,447
Cost of products sold	2,137,777	1,892,636	1,842,358

Gross profit	470,211	425,657	438,089
Operating expenses	426,984	449,514	508,360
Financial services expenses	6,504	4,349	367
Other, net	(4,607)	(1,775)	19,765

	428,881	452,088	528,492

Operating income (loss)	41,330	(26,431)	(90,403)
Other income (expense):
Investment income	2,663	3,580	4,031
Interest expense	(45,375)	(43,386)	(38,712)
Other, net	(2,430)	—	(830)

	(45,142)	(39,806)	(35,511)

Loss before income taxes and cumulative effect of accounting change	(3,812)	(66,237)	(125,914)
Benefit (provision) for income taxes	(18,449)	(4,502)	44,621

Loss before cumulative effect of accounting change	(22,261)	(70,739)	(81,293)
Cumulative effect of accounting change, net of income taxes	—	—	(80,635)

Net loss	$(22,261)	$(70,739)	$(161,928)

Net loss attributable to common shareholders, diluted	$(22,261)	$(70,739)	$(132,525)

	Years Ended April
	2004		2003		2002
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Loss per common share:
Loss before cumulative effect of accounting change	$(.58)	$(.58)	$(1.97)	$(1.97)	$(1.53)	$(1.53)
Cumulative effect of accounting change, net of income taxes	—	—	—	—	(2.37)	(2.37)

Net loss per common share	$(.58)	$(.58)	$(1.97)	$(1.97)	$(3.90)	$(3.90)

Weighted average common shares	38,357	38,357	35,869	35,869	33,942	33,942

See accompanying notes to consolidated financial statements.

FLEETWOOD ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	April 25, 2004	April 27, 2003
ASSETS
Cash	$14,090	$31,515
Marketable investments	109,732	38,261
Receivables	184,687	143,452
Inventories	262,810	240,521
Deferred taxes	56,904	58,488
Other current assets	20,256	20,230

Total current assets	648,479	532,467
Finance loans receivable, net	43,291	13,293
Property, plant and equipment, net	259,052	260,318
Deferred taxes	17,859	31,275
Cash value of Company-owned life insurance	48,809	55,004
Goodwill	6,316	6,366
Other assets	51,903	55,371

Total assets	$1,075,709	$954,094

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$98,804	$78,890
Employee compensation and benefits	70,222	70,006
Product warranty reserve	53,921	62,137
Retail flooring liability	21,868	15,357
Other short-term borrowings	10,451	16,054
Accrued interest	38,868	26,314
Other current liabilities	77,954	79,566

Total current liabilities	372,088	348,324
Deferred compensation and retirement benefits	49,473	58,196
Insurance reserves	32,916	30,344
Long-term debt	102,159	2,357
Convertible subordinated debentures	272,791	403,905

Total liabilities	829,427	843,126

Commitments and contingencies
Shareholders' equity:
Preferred stock, $1 par value, authorized 10,000,000 shares, none outstanding	—	—
Common stock, $1 par value, authorized 150,000,000 shares, outstanding 52,075,000 at April 25, 2004, and 35,935,000 at April 27, 2003	52,075	35,935
Additional paid-in capital	390,107	250,175
Accumulated deficit	(195,337)	(173,076)
Accumulated other comprehensive loss	(563)	(2,066)

	246,282	110,968

	$1,075,709	$954,094

See accompanying notes to consolidated financial statements.

FLEETWOOD ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Years Ended April
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,261)	$(70,739)	$(161,928)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	23,774	26,505	29,761
Amortization of financing costs	5,617	4,793	3,812
Impairment of goodwill	—	—	80,635
Other asset impairment charges	—	1,242	12,505
Gains on sales of property, plant and equipment	(4,607)	(5,777)	(140)
Non-cash charge for options and warrants issued to outside parties	—	—	1,469
Non-cash charge for interest on conversion of trust preferred securities	671	—	—
Issuance of stock in lieu of cash for interest on trust preferred securities	—	4,464	2,765
Changes in assets and liabilities—
(Increase) decrease in receivables	(41,235)	2,444	(22,952)
(Increase) decrease in inventories	(22,289)	(22,516)	55,380
Decrease in income tax receivable	535	21,853	7,873
Decrease in deferred taxes	15,000	11,120	5,475
(Increase) decrease in cash value of Company-owned life insurance	6,195	6,292	(167)
(Increase) decrease in other assets	(8,620)	(3,769)	4,080
Increase in accounts payable	19,914	444	3,052
Increase (decrease) in employee compensation and benefits	(8,507)	330	(13,022)
Increase (decrease) in product warranty reserve	(8,216)	(5,909)	8,228
Increase in other liabilities	13,514	16,930	17,771

Net cash provided by (used in) operating activities	(30,515)	(12,293)	34,597

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available-for-sale	(839,379)	(709,432)	(1,163,341)
Proceeds from sale of investment securities available-for-sale	767,951	756,198	1,114,710
Purchases of property, plant and equipment	(27,727)	(19,857)	(20,473)
Proceeds from sales of property, plant and equipment	9,826	11,264	6,253
Issuance of finance loans receivable	(29,998)	(13,178)	(115)

Net cash provided by (used in) investing activities	(119,327)	24,995	(62,966)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends to common shareholders	—	—	(2,621)
Common stock issued—private placement	24,930	—	19,864
Proceeds from issuance of trust preferred securities, net	—	—	138,574
Motor home chassis inventory financing	—	—	(11,135)
Increase (decrease) in retail flooring	6,511	(8,884)	(61,620)
Increase (decrease) in short-term borrowings	(5,603)	5,642	10,412
Increase (decrease) in long-term debt	99,802	(6,384)	5,065
Repayment of senior unsecured notes payable	—	—	(80,000)
Proceeds from exercise of stock options	5,317	192	294

Net cash provided by (used in) financing activities	130,957	(9,434)	18,833

Foreign currency translation adjustment	1,460	2,164	(983)

Increase (decrease) in cash	(17,425)	5,432	(10,519)
Cash at beginning of year	31,515	26,083	36,602

Cash at end of year	$14,090	$31,515	$26,083

See accompanying notes to consolidated financial statements.

FLEETWOOD ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(Amounts in thousands)

	Common Stock
				Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss
	Number of Shares	Amount	Additional Paid-In Capital			Total Shareholders' Equity
BALANCE APRIL 29, 2001	32,740	$32,740	$194,338	$62,212	$(3,142)	$286,148

Comprehensive loss:
Net loss	—	—	—	(161,928)	—	(161,928)
Other comprehensive loss:
Foreign currency translation, net of taxes of $636	—	—	—	—	(983)	(983)
Investment securities, net of taxes of $38	—	—	—	—	(68)	(68)

Comprehensive loss						(162,979)
Cash dividends declared on common stock	—	—	—	(2,621)	—	(2,621)
Stock options and warrants issued	—	—	1,469	—	—	1,469
Stock options exercised (including related tax benefits)	30	30	264	—	—	294
Contribution from exchange of convertible trust preferred securities, net of taxes of $16,750	—	—	29,403	—	—	29,403
Common stock issued for interest on trust preferred securities	295	295	2,470	—	—	2,765
Common stock issued—private placement	2,210	2,210	17,654	—	—	19,864
Common stock issued for acquisitions	15	15	385	—	—	400

BALANCE APRIL 28, 2002	35,290	35,290	245,983	(102,337)	(4,193)	174,743

Comprehensive loss:
Net loss	—	—	—	(70,739)	—	(70,739)
Other comprehensive income (loss):
Foreign currency translation, net of taxes of $1,384	—	—	—	—	2,164	2,164
Investment securities, net of taxes of $21	—	—	—	—	(37)	(37)

Comprehensive loss						(68,612)
Restricted stock issued	148	148	33	—	—	181
Stock options exercised (including related tax benefits)	20	20	172	—	—	192
Common stock issued for interest on trust preferred securities	477	477	3,987	—	—	4,464

BALANCE APRIL 27, 2003	35,935	35,935	250,175	(173,076)	(2,066)	110,968

Net loss	—	—	—	(22,261)	—	(22,261)
Other comprehensive income:
Foreign currency translation, net of taxes of $648	—	—	—	—	1,460	1,460
Investment securities, net of taxes of $25	—	—	—	—	43	43

Comprehensive loss						(20,758)
Vesting of deferred compensation related to restricted stock issuance	—	—	142	—	—	142
Stock options exercised	810	810	4,507	—	—	5,317
Common stock issued—private placement	2,674	2,674	22,256	—	—	24,930
Conversion of trust preferred securities to common stock	12,656	12,656	113,027	—	—	125,683

BALANCE APRIL 25, 2004	52,075	$52,075	$390,107	$(195,337)	$(563)	$246,282

See accompanying notes to consolidated financial statements.

FLEETWOOD ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        Fleetwood is the nation's leader in producing recreational vehicles, including motor homes, travel trailers and folding trailers, as well as one of the nation's largest producers of manufactured housing. We are also the third largest retailer of manufactured homes in the United States and our subsidiary, Fleetwood Retail Corp., operated 129 retail sales locations at the end of fiscal 2004. Our vertically integrated housing operations also include our financial services subsidiary, HomeOne Credit Corp., which offers finance and insurance products to our retail customers. In addition, we operate four supply companies that provide components for the recreational vehicle and housing operations, while also generating outside sales.

        Fleetwood's business began in 1950 through the formation of a California corporation. The present Company was incorporated in Delaware in September 1977, and succeeded by merger to all the assets and liabilities of the predecessor company. Fleetwood conducts manufacturing activities in 16 states within the U.S., and to a much lesser extent in Canada, and operates retail locations in 21 states. Our principal executive offices are located in Riverside, California.

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

  Accounting period:

        The Company's fiscal year ends on the last Sunday in April. The year-end dates for the past three fiscal years were April 25, 2004, April 27, 2003, and April 28, 2002. The consolidated financial statements include the results of Fleetwood Retail Corp. (FRC) and HomeOne Credit Corp. (HomeOne) for the 12-month periods ended March 31, 2004, March 31, 2003, and March 31, 2002, in order to ensure timely preparation of the consolidated financial statements.

  Use of estimates:

        The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Reclassification:

        Certain amounts previously reported have been reclassified to conform with the 2004 presentation.

  Revenue recognition:

        Revenue for manufacturing operations is generally recorded when all of the following conditions have been met:

  •
  an order for a product has been received from a dealer,

  •
  written or verbal approval for payment has been received from the dealer's flooring institution,

  •
  a common carrier signs the delivery ticket accepting responsibility for the product as agent for the dealer, and

  •
  the product is removed from Fleetwood's property for delivery to the dealer.

        Manufacturing sales are generally made for cash, with most dealers financing their purchases under flooring arrangements with banks or finance companies. Products are not sold on consignment; dealers do not have the right to return products; and dealers are typically responsible for interest charges from floorplan lenders. On average, we receive payments from floorplan lenders on products sold to independent dealers within about 15 days of the invoice date.

        For retail sales from Company-owned retail stores, sales revenue is recognized when the home has been delivered, set up and accepted by the consumer, risk of ownership has been transferred and funds have been received either from the finance company or the homebuyer.

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

  Depreciation:

        Depreciation is provided using the straight-line method based on the following estimated useful lives:

  •
  Buildings and improvements—10-40 years

  •
  Machinery and equipment—3-15 years

  Research and development costs and advertising expense:

        The Company follows the policy of charging research and development costs against income in the periods incurred. Expenditures for product research and development activities were $21.8 million in fiscal 2004, $19.6 million in fiscal 2003 and $19.3 million in fiscal 2002. Advertising expenditures, which were also charged against income in the periods incurred, totaled $1.1 million in fiscal 2004, $1.5 million in fiscal 2003 and $2.2 million in fiscal 2002.

  Income taxes:

        Deferred income tax assets or liabilities are computed based on the difference between the financial statement and income tax basis of assets and liabilities using the statutory marginal tax rate. Deferred income tax expenses or benefits are based on the changes in the deferred asset or liability from period to period. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

  Stock-based incentive compensation:

        The Company accounts for stock-based incentive compensation plans, which are described more fully in Note 18, using the intrinsic method under which no compensation cost is recognized for stock option grants because the options are granted at fair market value at the date of grant. Had compensation costs for these plans been determined using the fair value method, under which a compensation cost is recognized over the vesting period of the stock option based on its fair value at the date of grant, the Company's net loss and loss per share would have been affected as indicated by the following table:

	Years Ended April
	2004	2003	2002
	(Amounts in thousands, except per share data)
Net loss, as reported	$(22,261)	$(70,739)	$(161,928)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,071)	(2,439)	(3,383)

Pro forma net loss	$(26,332)	$(73,178)	$(165,311)

Basic and diluted loss per share, as reported	$(.58)	$(1.97)	$(3.90)

Basic and diluted loss per share, pro forma	$(.69)	$(2.04)	$(4.00)

        During fiscal 2002, $401,000 of compensation cost, net of taxes, was included in the net loss as reported, as a result of a modification in terms of 200,000 options granted to an employee whose status changed from employee to non-employee. There was no stock-based employee compensation in fiscal 2004 or 2003.

  Cash flow statements:

        For purposes of these statements, cash includes cash on hand and cash in banks in demand deposit accounts.

  Marketable investments:

        All of the marketable investments of the Company are classified as available-for-sale securities. The Company does not hold investments classified as trading securities. Marketable investments classified as available-for-sale are reported on the consolidated balance sheet at their market value. The net unrealized gains or losses for these securities are reported, net of related taxes, as separate components of other comprehensive income (loss). Interest income from the securities portfolio is accrued as earned including the accretion of discounts and the amortization of premiums based on the original cost of each security. Realized gains or losses are recognized using the specific identification method.

  Inventory valuation:

        Inventories are valued at the lower of cost (first-in, first-out) or market. Manufacturing cost includes materials, labor and manufacturing overhead. Retail finished goods are valued at cost less intercompany manufacturing profit.

  Long-lived assets:

        The Company assesses the recoverability of its long-lived assets by determining whether the net book value can be recovered through projected cash flows over the remaining life. If projections indicate that the value of long-lived assets will not be recovered, an adjustment is made to reduce the asset to fair value based upon estimated recoverability upon sale, where appropriate, or other estimates of fair value such as discounting future cash flows. Cash flow projections, although subject to a degree of uncertainty, are based on trends of historical performance and management's estimate of future performance, giving consideration to existing and anticipated competitive, market and economic conditions. The Company recorded asset impairment charges of $1.2 million and $12.5 million for fiscal years 2003 and 2002, respectively (see Note 4).

  Goodwill:

        Goodwill is not amortized but is tested at least annually for impairment and expensed against earnings when the implied fair value of a reporting unit, including goodwill, is less than its carrying amount (see Note 8).

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

  Foreign currency translation:

        Exchange adjustments resulting from foreign currency transactions are recognized currently in income, whereas adjustments resulting from the translation of non-U.S. functional currency financial statements are reflected in other comprehensive income (loss) as a separate component of shareholders' equity. The assets and liabilities of the Canadian operation (which are not material) are translated to U.S. dollars at current exchange rates. Revenues and expenses are translated at the average exchange rates for the year. Gains or losses on foreign currency transactions in fiscal years 2004, 2003 and 2002 were not material.

  New accounting pronouncements:

        In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation specifies the disclosures to be made by a guarantor in its interim and annual financial statements concerning its obligations under certain guarantees that it has issued. FIN 45 also requires a guarantor to recognize a liability, at the inception of the guarantee, for the fair value of obligations it has undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for interim and annual periods ending after December 15, 2002. The initial recognition and initial measurement requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. Accordingly, we adopted the disclosure provisions of FIN 45, which have been reflected in the accompanying consolidated financial statements. The adoption of these provisions did not have a material impact on the Company's financial position, results of operations or cash flows.

        In December 2002, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We continue to account for stock-based compensation using the intrinsic method as permitted by SFAS No. 123 and prominently disclose the additional information required by SFAS 148 in our annual and interim reports.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement requires an issuer to classify a financial instrument issued in the form of shares that are mandatorily redeemable—that embodies an unconditional obligation requiring the issuer to redeem them by transferring its assets at a specified or determinable date—as a liability. This statement was adopted during fiscal 2004 and had no impact on our financial reporting.

        In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities," which expands upon and strengthens existing accounting guidance concerning when a company should consolidate in its financial statements the assets, liabilities and activities of another entity. A revised Interpretation was issued in December 2003 (FIN 46R).

        Prior to the issuance of FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 now requires a variable interest entity, as defined in FIN 46, to be consolidated by a company only if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that the Company is not required to consolidate but in which it has a significant variable interest.

        The Company owns three Delaware business trusts that were established for the purpose of issuing optionally redeemable convertible trust preferred securities. The obligations of the business trusts to the holders of the trust preferred securities are supported by convertible subordinated debentures issued by Fleetwood to the respective business trusts. Under FIN 46, which was adopted by the Company as of January 25, 2004, the trust preferred securities continued to be presented as minority interests based on the fact that the Company has the ability to "call" the trust preferred securities and that no single party holds a majority of the preferred securities; therefore, the Company was considered the primary beneficiary of the trusts. Under FIN 46R, which was adopted by the Company as of April 25, 2004, the business trusts were deemed to have no primary beneficiary and as required, were deconsolidated, resulting in the presentation of the convertible subordinated debenture obligations to the underlying trusts as a long-term liability for all years presented. Amounts previously shown in the Statements of Operations as minority interest in Fleetwood Capital Trusts I, II and III, net of taxes, were reclassified for all periods presented to interest expense, with the related tax effect included in the tax provision. Other than as indicated, the Company does not believe that the adoption of FIN 46 or FIN 46R will have a material impact on the Company's financial position, results of operations or cash flows.

        In December 2003, the FASB issued SFAS No. 132 Revised (SFAS 132R), "Employers' Disclosure about Pensions and Other Postretirement Benefits." A revision of the pronouncement originally issued in 1998, SFAS 132R expands employers' disclosure requirements for pension and postretirement benefits to enhance information about plan assets, obligations, benefit payments, contributions and net benefit cost. SFAS 132R does not change the accounting requirements for pensions and other postretirement benefits. This statement was implemented beginning with the fourth quarter of fiscal 2004. The Company has determined that there are no material benefits requiring disclosure under this pronouncement.

(2)   Supplemental Financial Information

  Earnings Per Share

        Basic earnings per share are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding. The effect of stock options and convertible securities was anti-dilutive in fiscal 2004, 2003 and 2002, and was, therefore, not considered when determining diluted earnings (loss). However, during fiscal 2002, the Company exchanged new 9.5% convertible trust preferred securities with a liquidation value of $37.95 million for existing 6% convertible trust preferred securities with a liquidation value of $86.25 million. The $29.4 million after-tax difference between the liquidation value of the two securities was excluded from the net loss as shown on the statement of operations. However, the gain did increase shareholders' equity and was therefore treated as additional income attributable to common shareholders for purposes of computing basic and diluted earnings per share.

        The table below shows the calculation components of both basic and diluted earnings per share for each of the three fiscal years in the period ended April 25, 2004 (amounts in thousands):

	2004		2003		2002
	Income (Loss)	Weighted Average Shares	Income (Loss)	Weighted Average Shares	Income (Loss)	Weighted Average Shares
Loss before cumulative effect of accounting change	$(22,261)	38,357	$(70,739)	35,869	$(81,293)	33,942
After-tax difference on exchange of convertible trust preferred securities	—	—	—	—	29,403	—

Basic and diluted loss before cumulative effect of accounting change	(22,261)	38,357	(70,739)	35,869	(51,890)	33,942
Cumulative effect of accounting change	—	—	—	—	(80,635)	—

Basic and diluted loss	$(22,261)	38,357	$(70,739)	35,869	$(132,525)	33,942

        Anti-dilutive securities outstanding as of the fiscal years ended April 25, 2004, April 27, 2003 and April 28, 2002 are as follows (amounts in thousands):

	2004	2003	2002
Options and warrants	5,963	6,645	4,316

Convertible trust preferred securities	8,975	21,631	21,631

Convertible senior subordinated debentures	8,503	—	—

  Investment Income

        Investment income for fiscal years 2004, 2003 and 2002 consisted of the following:

	2004	2003	2002
	(Amounts in thousands)
Interest income	$2,669	$3,561	$3,843
Gross realized gains on investments	35	76	261
Gross realized losses on investments	(1)	(20)	(36)
Investment management fees	(40)	(37)	(37)

	$2,663	$3,580	$4,031

  Inventories

        Inventories at April 25, 2004, and April 27, 2003, consist of the following:

	2004	2003
	(Amounts in thousands)
Manufacturing inventory—
Raw materials	$121,285	$105,971
Work in process	32,505	29,176
Finished goods	36,172	25,146

	189,962	160,293

Retail inventory—
Finished goods	88,946	97,957
Less manufacturing profit	(16,098)	(17,729)

	72,848	80,228

	$262,810	$240,521

        Most recreational vehicle and manufactured home components are readily available from a variety of sources. However, a few components are produced by only a small group of quality suppliers that have the capacity to supply large quantities on a national basis. Primarily, this occurs in the case of gasoline-powered motor home chassis, where Workhorse Custom Chassis is the dominant supplier of Class A gas chassis and Ford Motor Company is the dominant supplier of Class C chassis. Shortages, production delays or work stoppages by the employees of such suppliers could have a material adverse effect on our sales. If we cannot obtain an adequate chassis supply, this could result in a decrease in our sales and earnings.

  Warranty Reserves

        Changes in the Company's product warranty liability during the fiscal years ended April 25, 2004 and April 27, 2003, are as follows:

	2004	2003
	(Amounts in thousands)
Balance at beginning of year	$62,137	$68,046
Warranties issued and changes in the estimated liability during the period	67,644	72,169
Settlements made during the period	(75,860)	(78,078)

Balance at end of year	$53,921	$62,137

  Consolidated Insurance Subsidiary

        The insurance subsidiary was formed primarily for the purpose of insuring products liability risks of the parent company and its subsidiaries. Condensed financial information as of and for the fiscal years ended April 25, 2004, April 27, 2003, and April 28, 2002, for this subsidiary, excluding intercompany eliminations, is as follows:

	2004	2003	2002
	(Amounts in thousands)
Insurance subsidiary:
Investments	$16,982	$14,535	$16,516
Other assets	22,102	22,339	21,047
Reserves for losses	33,166	30,996	24,857
Other liabilities	3,084	1,944	7,261
Net premiums	5,401	5,218	3,417
Underwriting loss	(867)	(2,675)	(1,129)
Investment income	349	537	1,106

  Other Current Liabilities

        Other current liabilities as of April 25, 2004 and April 27, 2003, consist of the following:

	2004	2003
	(Amounts in thousands)
Dealer rebates	$14,202	$14,491
Accrued selling program expenses	13,467	12,853
Accrued litigation settlements	3,190	7,362
Retail customer deposits	8,325	8,807
Other	38,770	36,053

	$77,954	$79,566

  Accumulated Other Comprehensive Loss

        The following reflects the balances and activity, net of income taxes, for the components of accumulated other comprehensive loss for the periods:

	Foreign Currency Items	Unrealized Gains (Losses) on Securities	Accumulated Other Comprehensive Loss
	(Amounts in thousands)
Balance April 29, 2001	$(3,250)	$108	$(3,142)

Foreign currency translation adjustment	(983)	—	(983)
Unrealized holding gains	—	75	75
Reclassification adjustment for gains included in net income, net of income taxes of $82	—	(143)	(143)

Net	(983)	(68)	(1,051)

Balance April 28, 2002	(4,233)	40	(4,193)

Foreign currency translation adjustment	2,164	—	2,164
Unrealized holding losses	—	(1)	(1)
Reclassification adjustment for gains included in net income, net of income taxes of $20	—	(36)	(36)

Net	2,164	(37)	2,127

Balance April 27, 2003	(2,069)	3	(2,066)

Foreign currency translation adjustment	1,460	—	1,460
Unrealized holding gains	—	64	64
Reclassification adjustment for gains included in net income, net of income taxes of $13	—	(21)	(21)

Net	1,460	43	1,503

Balance April 25, 2004	$(609)	$46	$(563)

Supplementary Cash Flow Disclosures

        Supplemental cash flow disclosures for each of the three fiscal years in the period ended April 25, 2004, are as follows:

	2004	2003	2002
Interest paid	$27,827	$21,560	$23,969

Income taxes paid	$5,738	$3,439	$2,577

(3)   Industry Segment Information

        The Company conducts operations principally in two industries, recreational vehicles and manufactured housing. The Company is organized into five segments: the RV Group, the Housing Group, the Supply Group, Financial Services and Corporate.

        The RV Group, which consists of the Motor Home, Travel Trailer and Folding Trailer divisions, is a manufacturer and wholesaler of recreational vehicles, primarily selling products to a network of independent dealers. The Housing Group consists of the Wholesale and Retail divisions. The Wholesale division is a manufacturer and wholesaler of manufactured homes, selling products to a combination of independent dealers and Company-owned stores of the Retail division. Intercompany sales and profits have been eliminated from the reported segment information. The Financial Services segment complements the vertically integrated Housing Group model by offering finance and insurance products to our retail customers and certain exclusive independent dealers. Additionally, the Supply Group operations provide fiberglass, parts, lumber and other wood components to our primary businesses while also generating outside sales. The operations of the Company's wholly owned insurance subsidiary have been included in the Corporate segment because the impact on consolidated operating income is not material.

        Operating profit is total revenue less cost of sales, operating expenses, financial services expenses and other, net. Other, net includes gain (loss) on sale of fixed assets, asset impairment and restructuring charges. The adjustments and eliminations include intercompany revenues of the Supply Group and revenues of the wholly owned insurance subsidiary included in Corporate. None of the following items have been included in the computation of operating profit for the individual operating segments: certain corporate expenses, non-operating income and expenses and income taxes. Goodwill for the acquisition of the Folding Trailer division was included in total assets of the RV Group. Identifiable assets are those assets used in the operation of each industry segment. Corporate assets primarily consist of cash, investments, deferred tax benefits, cash value of Company-owned life insurance, other assets and idle facilities. Information with respect to industry segments as of April 25, 2004, April 27, 2003, and April 28, 2002, and for each of the years then ended is set forth as follows:

	RV Group	Housing Group	Supply Group	Financial Services	Corporate and Other	Adjustments and Eliminations	Total
	(Amounts in thousands)
2004
Operating revenues	$1,779,233	$782,758	$209,908	$4,877	$5,402	$(174,190)	$2,607,988

Operating profit (loss) before other, net	$57,482	$(29,107)	$2,405	$(1,627)	$7,570	$—	$36,723
Other, net	(664)	(266)	(3,660)	—	(17)	—	(4,607)

Operating profit (loss)	$58,146	$(28,841)	$6,065	$(1,627)	$7,587	$—	$41,330

Identifiable assets	$406,568	$421,777	$39,435	$52,213	$155,716	$—	$1,075,709
Depreciation	6,521	12,133	1,595	44	3,481	—	23,774
Amortization	—	—	—	—	5,617	—	5,617
Capital expenditures	17,983	2,604	695	168	6,277	—	27,727
2003
Operating revenues	$1,482,595	$796,260	$173,915	$2,260	$5,218	$(141,955)	$2,318,293

Operating profit (loss) before other, net	$32,542	$(53,131)	$2,103	$(2,089)	$(7,631)	$—	$(28,206)
Other, net	(2,813)	4,467	24	—	(3,453)	—	(1,775)

Operating profit (loss)	$35,355	$(57,598)	$2,079	$(2,089)	$(4,178)	$—	$(26,431)

Identifiable assets	$352,009	$405,519	$37,868	$20,452	$138,246	$—	$954,094
Depreciation	7,510	14,108	1,652	12	3,223	—	26,505
Amortization	—	—	—	—	4,793	—	4,793
Capital expenditures	7,602	3,348	1,104	90	7,713	—	19,857

2002
Operating revenues	$1,212,904	$1,033,109	$168,722	$402	$3,417	$(138,107)	$2,280,447

Operating profit (loss) before other, net	$(34,819)	$(21,967)	$8,895	$(1)	$(22,746)	$—	$(70,638)
Other, net	2,018	16,380	27	—	1,340	—	19,765

Operating profit (loss)	$(36,837)	$(38,347)	$8,868	$(1)	$(24,086)	$—	(90,403)

Identifiable assets	$329,407	$431,152	$32,993	$4,412	$217,736	$—	$1,015,700
Depreciation	7,402	17,111	1,793	—	3,455	—	29,761
Amortization	—	—	—	—	3,812	—	3,812
Capital expenditures	6,518	6,318	425	—	7,212	—	20,473

(4)   Other, net

        Other, net includes gains on sale of fixed assets, write-down of impaired assets and restructuring and other for fiscal years 2004, 2003 and 2002 as follows:

	2004	2003	2002
	(Amounts in thousands)
Gains on sale of fixed assets, net	$(4,607)	$(5,777)	$(140)
Write-down of impaired assets	—	1,242	12,505
Restructuring and other	—	2,760	7,400

	$(4,607)	$(1,775)	$19,765

  Gains on Sale of Fixed Assets, net

        During fiscal 2004, three facilities, including two that were idle, with a carrying value of $2.0 million were sold, generating most of the gain on sale for the year of $4.6 million.

        During fiscal 2003, three facilities, including two that were idle, with a carrying value of $2.6 million were sold, resulting in a gain of $2.6 million. Also sold during 2003 were three parcels of land with an aggregate carrying value of $900,000, resulting in a gain of $4.4 million. Other miscellaneous disposals accounted for the remaining net loss on sale of $1.2 million.

  Write Down of Impaired Assets

        In prior years, the Company determined that the net book value of certain closed manufacturing facilities and retail locations exceeded net realizable value. The write down of assets generally related to retail housing operations resulting from the decision to close certain retail sales centers and to transfer the management responsibility of others to an unrelated third party. Net realizable values were determined based on estimated recoverability upon sale, where appropriate, or other estimates of fair value such as discounting estimated future cash flows. The Company recorded a pre-tax charge for asset impairment of $1.2 million and $12.5 million during fiscal years 2003 and 2002, respectively.

  Restructuring and Other Charges

        During fiscal 2003, the Company recorded pre-tax restructuring charges of $2.8 million, of which $2.6 million related to a reduction of the workforce in the Wholesale division, and $170,000 related to future lease obligations of closed Retail division locations. The Company eliminated 51 management and administrative positions and 611 production assembly workers in the Housing Group.

        During fiscal 2002, the Company recorded pre-tax restructuring charges of $7.4 million, of which $1.0 million related to the reduction of the workforce in the RV Group. The balance of the restructuring charges included $4.2 million for future lease obligations of closed Retail division locations and $2.2 million for other related shutdown costs related to the closed retail sales locations. The Company eliminated 10 management and administrative positions during fiscal 2002 in the RV Group as well as 80 product development and production assembly workers.

        Following are tables summarizing the balance of the reserves related to these charges (amounts in thousands):

Fiscal Year Ended 2004

	Balance at April 27, 2003	Additions charged to costs and expenses	Payment or utilization	Balance at April 25, 2004
Severance costs	$604	$—	$(604)	$—
Future lease obligations of closed stores	1,575	—	(361)	1,214

	$2,179	$—	$(965)	$1,214

Fiscal Year Ended 2003

	Balance at April 28, 2002	Additions charged to costs and expenses	Payment or utilization	Balance at April 27, 2003
Severance costs	$604	$2,590	$(2,590)	$604
Future lease obligations of closed stores	4,200	170	(2,795)	1,575

	$4,804	$2,760	$(5,385)	$2,179

Fiscal Year Ended 2002

	Balance at April 29, 2001	Additions charged to costs and expenses	Payment or utilization	Balance at April 28, 2002
Severance costs	$904	$1,000	$(1,300)	$604
Future lease obligations of closed stores	—	4,200	—	4,200
Miscellaneous shutdown costs	1,276	2,200	(3,476)	—

	$2,180	$7,400	$(4,776)	$4,804

(5)   Marketable Investments

        The Company has a cash management program that provides for the investment of excess cash balances primarily in short-term money market and debt instruments. Investments consist of non-equity type investments stated at market value.

        The following is a summary of investment securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Amounts in thousands)
April 25, 2004
Available-for-Sale Securities:
U.S. corporate debt securities	$3,731	$44	$—	$3,775
Foreign corporate debt securities	13,446	36	4	13,478
Institutional money market funds	81,475	—	—	81,475
Bankers' acceptances	11,004	—	—	11,004

	$109,656	$80	$4	$109,732

April 27, 2003
Available-for-Sale Securities:
U.S. corporate debt securities	$2,643	$19	$—	$2,662
Foreign corporate debt securities	11,883	12	28	11,867
Institutional money market funds	23,043	—	—	23,043
Bankers' acceptances	689	—	—	689

	$38,258	$31	$28	$38,261

        By contractual maturity, all marketable investments at April 25, 2004, are due in one year or less.

(6)   Income Taxes

        Deferred tax assets and liabilities are determined based on temporary differences between income and expenses reported for financial reporting and tax reporting. We are required to record a valuation allowance to reduce our net deferred tax assets to the amount that we believe is more likely than not to be realized. In assessing the need for a valuation allowance, we historically have considered all positive and negative evidence, including scheduled reversals of deferred tax liabilities, prudent and feasible tax planning strategies, projected future taxable income and recent financial performance. Since we have had cumulative losses in recent years, the accounting guidance suggests that we should not look to future earnings to support the realizability of the net deferred tax asset. As a result, we concluded that a partial valuation allowance against our deferred tax asset was appropriate. Accordingly, in fiscal year 2003, the deferred tax asset was reduced by $28.4 million to $89.8 million with a corresponding adjustment to the provision for income taxes. The book value of the net deferred tax asset was supported by the availability of various tax strategies which, if executed, were expected to generate sufficient taxable income to realize the remaining asset. In the fourth quarter of fiscal 2004, we determined that available tax strategies were sufficient to support a deferred tax asset of $74.8 million and we recorded an adjustment to the provision for income taxes of $15 million with a corresponding reduction to the asset. We continue to believe that the combination of all positive and negative factors will enable us to realize the full value of the deferred tax assets; however, it is possible that the extent and availability of tax planning strategies will change over time and impact this evaluation. If, after future assessments of the realizability of our deferred tax assets, we determine an adjustment is required, we would record the provision or benefit in the period of such determination.

        The benefit (provision) for income taxes for the last three fiscal years is summarized below:

	2004	2003	2002
	(Amounts in thousands)
Current:
U.S. Federal	$—	$—	$34,540
Foreign	(1,185)	(1,012)	108
State	(2,264)	(2,013)	821

	(3,449)	(3,025)	35,469

Deferred, principally Federal:
Deferred tax valuation allowance	(23,141)	(28,400)	—
Tax loss carryforward	13,765	27,512	—
Insurance reserves	2,835	1,937	(2,565)
Deferred compensation and benefits	(316)	2,552	(2,565)
Product warranty reserves	(644)	(3,956)	277
Dealer volume rebates	(630)	1,804	(5,989)
Depreciation	1,737	3,387	1,072
Restructuring accruals	(567)	2,272	(8,786)
Other financial accruals	(8,039)	(8,585)	27,708

	(15,000)	(1,477)	9,152

	$(18,449)	$(4,502)	$44,621

        The benefit (provision) for income taxes computed by applying the Federal statutory rate to loss before taxes is reconciled to the actual benefit (provision) for the last three fiscal years as follows:

	2004		2003		2002
	Amount	%	Amount	%	Amount	%
	(Amounts in thousands)
Loss before benefit for income taxes:
U.S. Federal	$(6,915)	181.4%	$(68,940)	104.1%	$(206,439)	99.9%
Foreign	3,103	(81.4)	2,703	(4.1)	(110)	0.1

	$(3,812)	100.0%	$(66,237)	100.0%	$(206,549)	100.0%

Computed statutory tax	$1,334	35.0%	$23,183	35.0%	$72,292	35.0%
Valuation allowance	(23,141)	(607.1)	(28,400)	(42.9)	—	—
State income taxes, net	(1,472)	(38.6)	(1,308)	(2.0)	1,234	0.6
Impairment of goodwill	—	—	—	—	(31,448)	(15.2)
Other items, net	4,830	126.7	2,023	3.1	2,543	1.2

	$(18,449)	(484.0)%	$(4,502)	(6.8)%	$44,621	21.6%

        The components of the Company's deferred tax assets at April 25, 2004, and April 27, 2003, were as follows:

	2004	2003
	(Amounts in thousands)
Tax loss carryforward	$41,277	$27,512
Insurance reserves	16,448	13,613
Deferred compensation and benefits	26,436	26,752
Product warranty reserves	18,724	19,368
Dealer volume rebates	1,358	1,988
Depreciation	7,919	6,182
Restructuring accruals	6,445	7,012
Other financial accruals	7,697	15,736

	126,304	118,163
Valuation allowance	(51,541)	(28,400)

	$74,763	$89,763

        At April 25, 2004, the Company had a Federal net operating loss carryforward of approximately $105.5 million. The Federal net operating loss carryforward begins to expire in 2023. In addition, the Company has related state net operating loss carryforwards with varying expiration dates. Both the House and Senate have initially passed legislation that would allow a carryback of the Company's $76 million net operating loss generated in fiscal 2003. If the legislation becomes law without any significant change to the relevant provisions, the net operating loss carryback would generate a current Federal refund of approximately $25 million. This legislation, subject to other aspects of the new law, could result in income statement benefit through a reduction in the required valuation allowance on the deferred tax asset.

(7)   Property, Plant and Equipment, net

        Property, plant and equipment is stated at cost, net of accumulated depreciation, and consists of the following:

	2004	2003
	(Amounts in thousands)
Land	$24,279	$25,402
Buildings and improvements	294,809	289,805
Machinery and equipment	171,644	160,164
Idle facilities, net of accumulated depreciation	36,270	39,089

	527,002	514,460
Less accumulated depreciation	(267,950)	(254,142)

	$259,052	$260,318

        Idle facilities included closed plants and certain other properties that are not in current use by the Company. There were 20 idle plant facilities at the end of fiscal 2004 and 22 at the end of fiscal 2003. Of the current 20 idle facilities, six are being held for sale and have a net book value of $7.2 million, with the remaining facilities being held for future use. During fiscal 2004, one idle facility was activated, another was deactivated, two idle facilities were sold and one idle facility was leased to an unaffiliated third party.

        The carrying value of idle facilities was $36.3 million at April 25, 2004, and $39.1 million at April 27, 2003, net of accumulated depreciation of $33.2 million and $34.7 million, respectively. In the opinion of management, the carrying values of idle facilities are not in excess of net realizable value.

(8)   Goodwill

        Fleetwood adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" as of the first quarter in fiscal year 2002. This accounting standard requires that goodwill not be amortized but instead be tested at least annually for impairment and expensed against earnings when the implied fair value of a reporting unit, including goodwill, is less than its carrying amount. Fleetwood engaged a prominent independent appraisal company to assist with the valuation.

        In fiscal 2002, the Company had two reporting units with goodwill, the Folding Trailer and Retail divisions. As determined by the first phase assessment for each reporting unit, Folding Trailer's estimated fair value exceeded its carrying amount including goodwill, resulting in no impairment, and Retail's estimated fair value was less than its carrying amount. The second phase of the assessment was conducted only for the Retail division since the first phase assessment indicated there was impairment. Based on the estimated fair value of retail housing, the remaining $80.6 million of goodwill was determined to be fully impaired. Since the goodwill impairment was the result of an accounting change that was effective with the first quarter, the $80.6 million was reflected on the income statement as "Cumulative effect of accounting change, net of income taxes."

        Conditions in the manufactured housing market have been in a state of decline for the past four fiscal years. Excess retail locations and inventory, combined with tightened consumer credit standards, high interest rates on manufactured homes, major lenders exiting the business, and high consumer repossession levels, resulted in lower sales volume and retail store closings. The large non-cash impairment charges recorded in the Retail division were primarily the result of the above-mentioned market and financing conditions.

        Net goodwill from sources other than acquisitions of retail operations was $6.3 million at April 25, 2004, and April 27, 2003, originating from the previous acquisition of the folding trailer operation. We will evaluate the estimated fair value of the folding trailer operation at the end of each year or whenever circumstances dictate that a review should be completed. As a result of the fiscal year 2004 review of Folding Trailer's remaining goodwill, it was determined that Folding Trailer's estimated fair value exceeded its carrying value, including goodwill, resulting in no impairment.

(9)   Retirement and Deferred Compensation Plans

        The Company has qualified defined contribution (DC) retirement plans covering most employees. There are no prior service costs associated with these plans. The Company follows the policy of funding qualified retirement plan contributions as earned. The Company also maintains non-qualified plans to accrue retirement benefits subject to Internal Revenue Code limitations. During fiscal 2003, the Company terminated three DC plans that covered the majority of its employees: a 401(k) plan that previously included the employees at Fleetwood Retail Corp, a money purchase plan for workers at the manufacturing subsidiaries and a profit-sharing plan for employees at the Company's headquarters. All assets and participant accounts associated with the terminated plans were transferred to a new single 401(k) plan, with no loss of benefits. In addition, the Company established a new non-qualified Deferred

Compensation Alternative (DCA) plan that serves as a retirement vehicle for after-tax contributions in excess of IRS limitations. The costs associated with these retirement plans are summarized as follows:

	Qualified DC Plans	Non-Qualified Plans	Total
	(Amounts in thousands)
2004	$15,575	$3,253	$18,828
2003	18,775	4,506	23,281
2002	20,146	6,320	26,466

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

        In addition to non-qualified retirement plans, the Company has a non-qualified deferred compensation plan that allows for the voluntary deferral of a portion of managers' compensation. With the exception of the new DCA plan, where returns are dictated by a portfolio of investments selected by the individual, participant balances in the various non-qualified plans are credited with interest at a rate set at the discretion of the Company which, for the three years ended April 2004, was the prime rate as published by a major U.S. bank. To enhance security for the benefits payable under these plans, excluding the DCA plan, the Company has established a "Rabbi Trust," funded with Company-owned life insurance (COLI) policies on the lives of participants. The assets of the trust are not generally available to the Company or its creditors except in the event of the Company's insolvency. No premium payments were made in fiscal years 2004, 2003 or 2002. In fiscal 2004 and 2003, respectively, $7.8 million and $8.2 million was borrowed from the trust in the form of policy loans to pay participant benefits. The liability for benefits accrued under the non-qualified plans at the end of fiscal 2004 and fiscal 2003 totaled $49.5 million and $58.2 million, respectively. The cash values of the related trust assets reflected in the accompanying balance sheets were $48.8 million and $55.0 million, respectively, at those same dates.

(10) Post-retirement Health Care Benefits

        The Company provides health care benefits to certain retired employees from retirement age to when they become eligible for Medicare coverage. Employees become eligible for benefits after meeting certain age and service requirements. The cost of providing retiree health care benefits is actuarially determined and accrued over the service period of the active employee group.

        The components of the net periodic post-retirement benefit cost are as follows (amounts in thousands):

	2004	2003	2002
Service cost—benefits earned during the year	$381	$270	$588
Interest cost on projected benefit obligation	658	596	463
Recognized net actuarial gain or loss	738	637	597
Amortization of unrecognized prior service cost	(917)	(917)	(753)

Net periodic postretirement benefit cost	$860	$586	$895

        The changes in the benefit obligation and plan assets and the funded status of the post-retirement benefit plan are as follows (amounts in thousands):

	April 25, 2004	April 27, 2003
Change in projected post-retirement benefit obligation:
Projected benefit obligation at beginning of year	$11,231	$7,832
Service cost	381	270
Interest cost	658	596
Actuarial loss	4,219	3,486
Net benefits paid	(1,064)	(502)
Plan amendments	(3,704)	(451)

Projected benefit obligation at end of year	$11,721	$11,231

Funded status	$11,721	$11,231
Unrecognized net actuarial loss	(11,763)	(8,283)
Unrecognized prior service cost	4,693	1,906

Accrued postretirement benefits	$4,651	$4,854

        The discount rate was 6.25 percent and 6.00 percent in fiscal years 2004 and 2003, respectively. The health care cost trend rate begins at 10.00 percent and grades down over seven years to an ultimate level of 5.00 percent per year. A 1.00 percent increase in the assumed health care cost trend rate would increase the total service cost and interest cost by $102,000 and the accumulated post-retirement benefit obligation (APBO) by $888,000. A 1.00 percent decrease in the assumed health care cost trend rate would decrease the total service cost and interest cost by $93,000 and the APBO by $808,000.

(11) Retail Flooring Liability

        Retail flooring liability represents amounts borrowed by Company-owned retail sales centers to finance inventory purchases of manufactured homes. The entire amount outstanding at April 25, 2004, was financed under agreements with two national floorplan lenders that provide for a security interest in the units financed and repayment at the time the units are sold. Amounts outstanding bear interest at rates ranging from prime rate plus 0.75 percent to prime plus 3.00 percent, depending upon the age of the inventory being financed. For unsold units, mandatory curtailment payments that reduce the balance outstanding are due in various increments and at various intervals, beginning at one year and extending up to 21 or 24 months, at which time the obligation is due in full. One of the floorplan agreements includes cross-default provisions tied to the covenants in the senior secured credit facility.

(12) Other Short-term Borrowings

  Warehouse Line of Credit

        On December 30, 2003, our financial services subsidiary, HomeOne, entered into a Master Loan and Security Agreement with Greenwich Capital Financial Products, Inc. (Greenwich) that provides up to $75 million in warehouse funding. The facility expires on December 22, 2004. Collateral for borrowings under the facility will be manufactured housing consumer loans originated by HomeOne. The availability of financing under the facility is dependent on a number of factors, including the borrowing base represented by the loans pledged to Greenwich. The advance rate for eligible loans varies between 72% and 80% of the principal amount of the loans, depending on the weighted average credit scores of the borrowers under loans and the interest rate selected by HomeOne. Available interest rates charged by Greenwich currently vary from 2.00% to 2.50% over LIBOR. As the selected interest rate decreases, so does the available advance rate. The Company and HomeOne agreed to guarantee the facility in an aggregate amount not to exceed 10 percent of the amount of principal and interest outstanding. The Company's guaranty includes financial and other covenants, including maintenance of specified levels of tangible net worth, total indebtedness to tangible net worth and liquidity. As of fiscal year end, HomeOne had borrowings of $4.7 million under this facility and was in compliance with all covenants.

  Secured Credit Facility

        On July 27, 2001, we entered into an agreement for a senior secured credit facility to be funded by a syndicate of lenders led by Bank of America. As amended, the senior secured credit facility was structured as a three-year revolving credit line for up to $190 million plus a $30 million two-year term loan. Prior to fiscal 2004, various amendments to the credit agreement were executed mainly to redefine several financial performance covenants and to reset financial covenants to preempt possible covenant defaults. The structure of the resultant facility contained customary affirmative and negative covenants including an EBITDA (earnings before interest, taxes, depreciation and amortization) covenant and a covenant to maintain liquidity, as defined, of at least $80 million on a consolidated basis and $50 million within the subsidiaries designated as borrowers. The term loan was repaid in full and eliminated from the facility, along with a property, plant and equipment subfacility. As a result of subsequent amendments, the total lending commitments, as at fiscal year end, were established at $130 million in combination with a $75 million sub-facility to support letters of credit and a minimum unused borrowing capacity requirement of $30 million. Also, financial covenants were again reset to preempt possible covenant defaults.

        The balance outstanding on the revolver as reflected on the balance sheet at the end of fiscal 2004 and 2003 in other short-term borrowings was $5.7 million and $16.1 million, respectively. The revolving credit line bears interest, at our option, at variable rates based on either Bank of America's prime rate or one, two or three month LIBOR. As amended, the facility is secured by virtually all of the Company's receivables and a significant portion of its inventories, plus, at fiscal 2004 year end, $75 million in appraised value of real estate. Advances under the revolving credit line are limited by the available borrowing base of eligible accounts receivable and inventories. The borrowing base is revised weekly for changes in receivables and monthly for changes in inventory balances. At the end of the fiscal year, the borrowing base totaled $170 million. After consideration of the $30 million unused minimum requirement, collateral reserves of $2.5 million, $47.7 million in standby letters of credit and the outstanding borrowings, unused borrowing capacity was approximately $40.8 million.

        Subsequent to our fiscal year end, on May 17, 2004, we announced the early renewal and extension of the credit facility to July 31, 2007, under a fully underwritten arrangement with Bank of America. The terms of the amended and restated agreement provide for an increase of $20 million in the amount of the facility, to a commitment level of $150 million. Among other changes was the elimination of the previous requirement for the Company to maintain $30 million in unused borrowing capacity, which directly enhances our potential borrowing availability. The requirement for excess "boot" collateral, held in the form of a security interest in real estate was also reduced from $75 million to $50 million.

        Under the new agreement, we are not subject to a financial performance covenant, except in the case that our average monthly liquidity, defined as cash, cash equivalents and unused borrowing capacity, falls below $60 million within the borrowing subsidiaries or $90 million including the parent company. Under these circumstances we are required to meet a designated cumulative EBITDA requirement. In addition, pricing under the new facility was reduced in all areas, including lower fees for letters of credit, unused facility fees and generally lower interest charges on borrowings. Simultaneous with the signing of the agreement, we paid closing and administrative fees to the bank equal to 0.55 percent of the new $150 million credit commitment.

        In conjunction with the restatement of the credit agreement, we executed covenant amendments to our flooring finance agreement with Textron Financial Corp. that mirror the new bank agreement.

        The weighted average interest rate on these short-term borrowings was 5.00 percent and 5.25 percent at the end of fiscal 2004 and 2003, respectively.

(13) Long-term Debt

        At April 24, 2004, and April 27, 2003, long-term debt consisted of the following:

	2004	2003
	(Amounts in thousands)
5% Convertible senior subordinated debentures	$100,000	$—
Other	2,159	2,357

	$102,159	$2,357

        On December 22, 2003, we completed the sale of $100 million aggregate principal amount of 5% convertible senior subordinated debentures due in 2023. Interest on the debentures is payable semi-annually at the rate of 5.00%. The debentures are convertible, under certain circumstances, into the Company's common stock at an initial conversion rate of 85.0340 shares per $1,000 principal amount of debentures, equivalent to an initial conversion price of $11.76 per share of common stock.

        Holders of the debentures have the ability to require the Company to repurchase the debentures, in whole or in part, on December 15, 2008, December 15, 2013 and December 15, 2018. The repurchase price is 100 percent of the principal amount of the debentures plus accrued and unpaid interest. The Company may, at its option, elect to pay the repurchase price in cash, its common stock or a combination of cash and its common stock. The Company has the option to redeem the debentures after December 15, 2008, in whole or in part, for cash, at a price equal to 100 percent of the principal amount plus accrued and unpaid interest. Subsequent to the end of the fiscal year, the debentures and the common stock potentially issuable upon conversion of the debentures were registered for resale under the Securities Act of 1933.

        The Company used a portion of the net proceeds of the offering to repay amounts outstanding under its senior secured credit facility and for the redemption of a portion of the 9.5% convertible subordinated debentures subsequent to fiscal year end, and plans to use the remainder for working capital and other general corporate purposes.

(14) Convertible Subordinated Debentures

        The Company has owned three Delaware business trusts that each issued a separate series of optionally redeemable convertible trust preferred securities convertible into shares of the Company's common stock. The combined proceeds from the sale of the transactions and from the purchase by the Company of the common shares of the business trusts were tendered to the Company in exchange for separate series of convertible subordinated debentures. These debentures represent the sole assets of the business trusts. Under FIN 46R, "Consolidation of Variable Interest Entities," the business trusts are deemed to have no primary beneficiary and, although wholly owned by the Company, are not to be consolidated. As a result, the convertible subordinated debentures, issued by the Company, are presented as a long-term liability. The Company recently called the securities held by two of the trusts and entered into a series of transactions (described below) that spanned our fiscal year end. As of June 4, 2004, all of the outstanding securities held by two of the trusts were redeemed for cash or were converted into common stock. These transactions are more fully described below and the securities and amounts outstanding as of April 25, 2004, are summarized in the following table (dollar amounts in thousands):

Series	Convertible Subordinated Debentures Outstanding	Number of Trust Preferred Securities Outstanding	Par Value Per Share	Aggregate Amount of Trust Preferred Securities Outstanding	Maturity	Interest Rate	Conversion Price
Trust I	$210,142	4,025,000	$50	$201,250	2028	6%	$48.72 or 1.02627 shares of common stock per share of Trust I Securities
Trust II	39,124	1,725,000	$22	37,950	2013	9.5%	$12.56 or 1.752 shares of common stock per share of Trust II Securities
Trust III	23,525	377,726	$50	18,886	2013	9.5%	$10.36 or 4.826 shares of common stock per share of Trust III Securities

	$272,791			$258,086

        During fiscal 1998, Fleetwood Capital Trust (Trust I), a Delaware business trust wholly owned by the Company, completed a $287.5 million private placement of 5,750,000 shares of 6% Convertible Trust Preferred Securities due February 15, 2028 (Trust I Securities) with a liquidation value of $50 per security. The combined proceeds from the transaction and from the purchase by the Company of the common shares of Trust I were tendered to the Company in exchange for 6% Convertible Subordinated Debentures due February 15, 2028 (Trust I Debentures) in the aggregate principal amount of $296.4 million. In a subsequent exchange offer, described below, the number of Trust I Securities outstanding was reduced to 4,025,000 and the aggregate principal amount outstanding was reduced to $201,250,000.

        Distributions on the Trust I Securities are cumulative and are paid quarterly in arrears at an annual rate of 6 percent. The Company has the option to defer payment of the distributions for an extended period of up to 20 consecutive quarters, so long as the Company is not in default in the payment of interest on the debentures and discontinues the payment of dividends on common stock while the deferral is in effect. Considered together, the undertakings under the trust, the related indentures and guarantees and the convertible subordinated debentures constitute a full and unconditional guarantee by the Company of the trust's obligations under the securities. Beginning with the third quarter of fiscal 2002, the Company elected to defer the quarterly distributions on the Trust I Securities. The total amount deferred, including accrued interest, was $35.3 million at the end of fiscal 2004. The Company intends to continue to defer the distribution on the Trust I Securities for the foreseeable future, subject to the terms in the governing documents.

        The Trust I Securities are convertible, at the option of the holder, at any time at the rate of 1.02627 shares of Fleetwood common stock (i.e., a conversion price of $48.72 per common share), subject to adjustment in certain circumstances. Since February 15, 2001, the Trust I Debentures have been redeemable in whole or in part, at the option of the Company, at a price equal to a premium currently 101.50 percent of the principal amount plus accrued and unpaid interest, declining annually to par if redeemed on or after February 15, 2006. The Trust I Securities are subject to mandatory redemption to the extent of any early redemption of the Trust I Debentures and upon maturity of the Trust I Debentures on February 15, 2028.

        In December 2001, Fleetwood Capital Trust III (Trust III), also a Delaware business trust wholly owned by the Company, completed a $150.0 million private placement of 3,000,000 shares of 9.5% Convertible Trust III Preferred Securities due February 15, 2013 (Trust III Securities) with a face value of $50 per share. The combined proceeds from the transaction and from the purchase by the Company of the common shares of Trust III were tendered to the Company in exchange for 9.5% Convertible Trust III Subordinated Debentures due February 15, 2013 (Trust III Debentures) in the aggregate principal amount of $154.6 million.

        On March 9, 2004, the Company announced that it was calling $50 million aggregate principal amount of the Trust III Securities for redemption. On March 30, 2004, the Company called the remaining $100 million aggregate principal amount of Trust III Securities for redemption. Subsequently, virtually all of the holders of the Trust III Securities converted their securities into an aggregate of 14,478,578 shares of the Company's common stock, including some who had entered into privately negotiated transactions with the Company to convert their securities, prior to the respective redemption dates, in exchange for a cash incentive. As a result, as of April 25, 2004, there remained 377,726 shares of Trust III Securities outstanding, with an aggregate principal amount of $18.9 million, and as of April 29, 2004, which was the final redemption date pursuant to the Company's calls for redemption, there were no Trust III Securities outstanding.

        In January 2002, Fleetwood Capital Trust II (Trust II), another wholly owned Delaware business trust, issued 1,725,000 shares of 9.5% Convertible Trust II Preferred Securities due February 15, 2013 (Trust II Securities) with a face value of $22 per share and an aggregate liquidation value of $37.95 million to Trust I Securities holders in exchange for 1,725,000 shares of Trust I Securities with a $50 face value and an aggregate liquidation value of $86.25 million. The Trust I Securities and the proceeds from the purchase by the Company of the common shares of Trust II were tendered to the Company in exchange for new 9.5% Convertible Subordinated Debentures due February 15, 2013 (Trust II Debentures) in the amount of $39.12 million. In turn, the Company tendered the $86.25 million of Trust I securities to Trust I to be retired in exchange for the cancellation of a like amount of Trust I Debentures.

        Subsequent to fiscal year end, on May 5, 2004, the Company called the Trust II Securities for redemption with a redemption date of June 4, 2004. Several of the holders of the Trust II Securities converted their holdings to shares of the Company's common stock, including some who entered into privately negotiated transactions with the Company to convert their securities, prior to the redemption date, in exchange for a cash incentive. Accordingly, as of the June 4, 2004, redemption date, pursuant to the Company's call for redemption, 781,065 shares of the Trust II Securities had been converted into an aggregate of 1,368,074 shares of the Company's common stock, and 943,935 shares of the Trust II Securities were redeemed for an aggregate of $22.2 million in cash, representing $20.8 million in aggregate principal amount, $1.3 million in redemption premium and $104,000 in accrued but unpaid interest to the redemption date.

(15) Fair Value of Financial Instruments

        The Company has estimated the fair value of its financial instruments as of April 25, 2004, and April 27, 2003, based on relevant market information or using management estimates of discounted cash flows. The book and estimated fair values of financial instruments include those set out below or are discussed in Note 5 (amounts in thousands):

	April 25, 2004		April 27, 2003
	Book Value	Estimated Fair Value	Book Value	Estimated Fair Value
Cash	$14,090	$14,090	$31,515	$31,515
Finance loans receivable, net	43,291	43,770	13,293	13,293
Cash value of Company-owned life insurance	48,809	48,809	55,004	55,004
Investments in unconsolidated subsidiaries	14,705	14,705	14,705	14,705
Retail flooring liability	21,868	21,868	15,357	15,357
Other short-term borrowings	10,451	10,451	16,054	16,054
Long-term debt	102,159	161,159	2,357	2,357
Convertible subordinated debentures	272,791	268,212	403,905	232,861

(16) Commitments and Contingencies

  Repurchase Commitments

        Producers of recreational vehicles and manufactured housing customarily enter into repurchase agreements with lending institutions that provide wholesale floorplan financing to independent dealers. Our agreements generally provide that, in the event of a default by a dealer in its obligation to these credit sources, we will repurchase product. With most repurchase agreements our obligation ceases when the amount for which we are contingently liable to the lending institution has been outstanding for more than 12, 18 or 24 months, depending on the terms of the agreement. The contingent liability under these agreements approximates the outstanding principal balance owed by the dealer for units subject to the repurchase agreement, less any scheduled principal payments waived by the lender. Although the maximum potential contingent repurchase liability approximated $148 million for inventory at manufactured housing dealers and $644 million for inventory at RV dealers as of April 25, 2004, the risk of loss is reduced by the potential resale value of any products that are subject to repurchase, and is spread over numerous dealers and financial institutions. The gross repurchase obligation will vary depending on the season and the level of dealer inventories. Typically, the repurchase obligation for the third fiscal quarter will be greater than other periods due to high dealer inventories. The RV repurchase obligation is significantly more than the manufactured housing obligation due to a higher average cost per motor home and more units in dealer inventories. Past losses under these agreements have not been significant and lender repurchase demands have been funded out of working capital.

        In the past three fiscal years we have had the following repurchase activity:

	2004	2003	2002
	(Amounts in millions)
Units	177	182	417
Repurchase amount	$3.7	$4.4	$10.5
Loss recognized	$0.6	$—	$2.1

  Legal Proceedings

        As previously reported, we filed a complaint in state court in Kansas, in the 18th Judicial District, District Court, Sedgwick County, Civil Department (the Court), against The Coleman Company, Inc. (Coleman) in connection with a dispute over the use of the Coleman's trademarks. Our Folding Trailer division had licensed the name since 1989, when we bought Coleman Recreational Vehicles, Inc. After approximately 13 years, Coleman suddenly notified us that it had a different interpretation of the manner in which royalties were intended to be calculated under the license agreement. We had entered into discussions with Coleman to address these concerns in good faith, but on March 12, 2003, Coleman notified us that it had terminated the agreement and ordered us to cease using the Coleman trademarks. Our lawsuit sought declaratory and injunctive relief. On June 6, 2003, Coleman filed an answer and counterclaimed against us alleging various counts, including breach of contract and trademark infringement. A hearing on the matters was held on June 17, 18 and 19. On July 11, 2003, the Court issued an order stating that the rights and obligations of the parties should be resolved at a trial and not by injunctive relief. On July 16, 2003, Coleman filed a motion for reconsideration. The Court heard arguments on Coleman's motion on August 15, 2003, and on August 18, 2003, the Court issued an order granting a temporary injunction to Coleman enjoining Fleetwood from certain conduct, including using Coleman's name, trademark or logos. On November 12, 2003, the Court heard arguments on our motion to reconsider the August 18, 2003 order and Coleman's motion for partial summary judgment. On December 9, 2003, the Court heard another motion by Coleman for partial summary judgment. On February 6, 2004, the court ruled that Fleetwood Enterprises, Inc., (Fleetwood) was not the alter ego of its subsidiary, Fleetwood Folding Trailers, Inc., (Folding Trailers) and therefore not subject to the temporary injunction against Folding Trailers. This is important because arising from the original purchase of Coleman's folding trailer business in 1989, Fleetwood also purchased a covenant (the negative covenant) from Coleman that Coleman would not license to any company, other than Fleetwood, the Coleman brand for use on recreational vehicles. The Court also ruled that the existing temporary injunction was overly broad and ordered the parties to submit a more balanced temporary injunction. Notwithstanding this ruling, the Court held that Folding Trailers had violated the existing injunction and imposed sanctions against Folding Trailers. The sanctions will likely amount to several thousand dollars. Prior to the February 6, 2004 ruling, Coleman and Coachmen Industries, Inc. (Coachmen), a manufacturer of recreational vehicles, announced an agreement whereby Coachmen would produce a line of recreational vehicles under the Coleman brand. Since we believe any such agreement to be in violation of our negative covenant with Coleman, Fleetwood, on February 13, 2004, filed a lawsuit against Coachmen in the state court in Kansas alleging among other counts that Coachmen is interfering with our business opportunities. Coachmen has now answered and filed a counterclaim, alleging various statutory restraint-of-trade allegations. We expect this lawsuit will be consolidated with the existing Coleman litigation. On March 1, 2004, Coleman filed another motion to show cause relating to further alleged violations by Fleetwood of the injunction. The Court has denied that motion. On April 27, 2004, the Court entered an order dissolving the temporary injunction against Folding Trailers, stating that the temporary injunction was contrary to public policy. On that date, the court also denied Coleman's request for permanent injunctive relief. On May 19, 2004, Fleetwood filed a motion for partial summary judgment requesting that the Court grant declaratory relief in regard to the negative covenant, establishing that Coleman is prohibited from licensing the Coleman trademark to Coachmen or any other company and that Coleman's use of the trademark in connection with recreational vehicles constitutes a breach of its contract with Fleetwood, as a matter of law. The hearing is set for July 8, 2004. Trial in this matter is likely to be scheduled for the third or fourth quarter of calendar year 2004. We intend to aggressively pursue this litigation and provide a vigorous defense to the counterclaims by Coleman and Coachmen. It is not possible at this time to properly assess the risk of an adverse verdict or the magnitude of the possible exposure.

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

(17) Leases

        Most of the Company's retail sales locations and certain of its other facilities and equipment are leased under terms that range from monthly to 18 years. Management expects that in the normal course of business, leases will be renewed or replaced by other leases to support continuing operations.

        The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of April 25, 2004 (amounts in thousands):

Fiscal Year	Minimum Rental Payments
2005	$10,536
2006	9,322
2007	7,577
2008	6,186
2009	4,825
Later years	25,683

Total minimum lease payments	$64,129

        Minimum payments have not been reduced by future minimum sublease rentals of $2.9 million. In March 2000, Fleetwood entered into a sale and leaseback agreement involving 22 manufactured housing retail stores. The agreement includes a contingent rental reset provision which provides that, in the event that the Company's credit rating falls below a certain level anytime prior to March 2005, the Company could be required, at the option of the lessor, to make an accelerated rent payment equal to the unamortized principal of the lessor's underlying debt. Since entering into the agreement, the Company's credit rating has fallen below the specified level, raising the possibility that the provision could be exercised in March 2005. The accelerated payment would be approximately $20 million.

        A number of alternatives to the accelerated rent payment are currently available to the Company and are being considered. It is likely that sometime prior to March 2005, the Company will move to restructure the arrangement to mitigate the potential negative cash impact.

        Rental expense for the last three fiscal years was as follows:

	2004	2003	2002
	(Amounts in thousands)
Rental expense	$11,967	$12,518	$16,952
Less: Sublease rental income	(632)	(780)	(943)

	$11,335	$11,738	$16,009

(18) Stock-Based Incentive Compensation Plans

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

        The following is a summary of the stock option activity for employees and non-employee directors for the last three fiscal years.

	2004		2003		2002
	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price
Outstanding at beginning of year	6,494,952	$13.06	4,166,408	$18.82	3,566,633	$21.55
Granted	667,400	11.68	2,610,598	4.21	1,047,300	10.76
Exercised	(811,062)	6.56	(20,200)	9.13	(30,000)	9.01
Forfeited	(538,345)	17.85	(261,854)	16.80	(417,525)	22.34

Outstanding at end of year	5,812,945	$13.37	6,494,952	$13.06	4,166,408	$18.82

Exercisable at end of year	3,618,300	$17.40	3,401,866	$20.21	2,945,029	$22.16

Weighted average fair value of options granted		$6.00		$2.82		$6.24

        The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in fiscal years 2004, 2003 and 2002, respectively: risk-free interest rates of 4.0 percent, 4.0 percent and 5.0 percent; expected dividend yields of 0.0 percent for all periods presented; expected lives of four years, four years and six years; and an expected volatility range of 60 to 92 percent for fiscal 2004, 92 percent for fiscal 2003 and 60 percent for fiscal 2002.

        The following table summarizes information about stock options outstanding and exercisable as of the current fiscal year end:

Range of Exercise Price	Number Outstanding as of 4/25/04	Wtd. Avg. Remaining Contractual Life	Wtd. Avg. Exercise Price	Number Exercisable as of 4/25/04	Wtd. Avg. Exercise Price of Exercisable Options
$2.57 - $3.17	1,487,832	8.71	$3.03	425,026	$3.00
$6.94 - $9.01	1,101,750	7.16	$7.93	696,004	$8.48
$9.06 - $12.62	1,070,091	7.44	$10.79	605,898	$10.62
$13.53 - $20.13	845,750	5.31	$15.85	583,850	$16.89
$20.63 - $28.63	972,109	3.35	$27.70	972,109	$27.70
$28.79 - $39.63	335,413	4.12	$37.46	335,413	$37.46

(19) Stockholder Rights Plan

        On September 15, 1998, the Company's Board of Directors adopted a new stockholder rights agreement to replace the previous plan that expired on November 9, 1998, granting certain new rights to holders of the Company's common stock. Under the new plan, which was effective November 10, 1998, one right was granted for each share of common stock held as of November 9, 1998, and one right will be granted for each share subsequently issued. Each right entitles the holder, in an unfriendly takeover situation and after paying the exercise price (currently $160), to purchase Fleetwood common stock having a market value equal to two times the exercise price. Also, if the Company is merged into another corporation, or if 50 percent or more of the Company's assets are sold, then rightholders are entitled, upon payment of the exercise price, to buy common shares of the acquiring corporation at a 50 percent discount from their then current market value. In either situation, these rights are not available to the acquiring party. However, these exercise features will not be activated if the acquiring party makes an offer to acquire all of the Company's outstanding shares at a price that is judged by the Board of Directors to be fair to all Fleetwood shareholders. The rights may be redeemed by the Company under certain circumstances at the rate of $0.02 per right. The shareholder rights plan dated September 15, 1998, was amended effective April 30, 2001, and again effective December 31, 2002. The rights will expire on November 9, 2008.

(20) Results by Quarter (Unaudited)

        The unaudited results by quarter for fiscal years 2004 and 2003 are shown below (amounts in thousands, except per share data):

Fiscal Year Ended April 2004:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Number of weeks in the quarter	13	13	13	13
Revenues	$646,131	$674,743	$597,750	$689,364
Gross profit	117,076	125,435	106,527	121,173
Operating income	13,345	15,246	1,414	11,325
Income (loss) before income taxes	3,098	4,779	(9,787)	(1,902)

Net income (loss) used for basic and diluted earnings (loss) per common share(1)	$1,916	$3,758	$(10,171)	$(17,764)

Earnings (loss) per common share(2):
Basic	$.05	$.10	$(.26)	$(.42)

Diluted	$.05	$.10	$(.26)	$(.42)

Weighted average common shares:
Basic	35,935	36,124	38,871	42,497
Diluted	36,669	37,116	38,871	42,497
Fiscal Year Ended April 2003:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Number of weeks in the quarter	13	13	13	13
Revenues	$611,275	$641,146	$493,215	$572,657
Gross profit	122,019	128,255	81,906	93,477
Operating income (loss)(3)	8,838	17,481	(19,654)	(33,096)
Income (loss) before income taxes	(1,021)	7,557	(29,818)	(42,955)

Net income (loss) used for basic and diluted earnings (loss) per common share(3)	$(1,520)	$4,601	$(18,405)	$(55,415)

Earnings (loss) per common share(2):
Basic	$(.04)	$.13	$(.51)	$(1.54)

Diluted	$(.04)	$.13	$(.51)	$(1.54)

Weighted average common shares:
Basic	35,694	35,911	35,935	35,935
Diluted	35,694	36,005	35,935	35,935

(1)
The results in the fourth quarter of fiscal year 2004 were negatively impacted as a result of a charge of $15.0 million for a valuation allowance against our net deferred tax assets.

(2)
Net earnings (loss) per share is computed independently for each of the quarters presented and the summation of quarterly amounts does not equal the total net earnings (loss) per share reported for the year.

(3)
The operating results in the fourth quarter of fiscal year 2003 were negatively impacted as a result of the $9.8 million reversal of an incorrect adjusting entry at FRC and an accrual of $6.8 million for the potential settlement of two lawsuits. In addition, the net loss for the quarter includes a charge of $28.4 million for a valuation allowance against our net deferred tax assets.

Schedule II—Valuation and Qualifying Accounts

	Balance at beginning of year	Additions charged to costs and expenses	Payment or utilization	Balance at end of year
Fiscal year ended April 25, 2004:
Restructuring reserves:
Severance costs	$604	$—	$(604)	$—
Future lease obligations	1,575	—	(361)	1,214

	$2,179	$—	$(965)	$1,214

Product warranty reserves	$62,137	$67,644	$(75,860)	$53,921
Insurance reserves	30,344	34,554	(31,982)	32,916
Fiscal year ended April 27, 2003:
Restructuring reserves:
Severance costs	$604	$2,590	$(2,590)	$604
Future lease obligations	4,200	170	(2,795)	1,575

	$4,804	$2,760	$(5,385)	$2,179

Product warranty reserves	$68,046	$72,169	$(78,078)	$62,137
Insurance reserves	25,080	34,350	(29,086)	30,344
Fiscal year ended April 28, 2002:
Restructuring reserves:
Severance costs	$904	$1,000	$(1,300)	$604
Future lease obligations	—	4,200	—	4,200
Miscellaneous shut-down costs	1,276	2,200	(3,476)	—

	$2,180	$7,400	$(4,776)	$4,804

Product warranty reserves	$59,818	$106,206	$(97,978)	$68,046
Insurance reserves	28,523	22,141	(25,584)	25,080

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None

Item 9A. Controls and Procedures

        The Company's management evaluated, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this Report. Based on their evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of April 25, 2004.

        There have been no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended April 25, 2004, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

Code of Ethics

        We have adopted a written Code of Ethics that applies to our chief executive officer, chief financial officer, corporate controller and treasurer, and other senior financial officers performing similar functions who are identified from time to time by the chief executive officer. We have also adopted a broader Code of Conduct which is applicable to all employees, including financial officers. The Code of Ethics for senior financial officers and the Code of Conduct for all employees are posted on our website, www.fleetwood.com. They can be accessed under the "Company Information" page by clicking on the "Corporate Governance" heading. Any amendments to, or waivers for executive officers or directors of, these ethic codes will be disclosed on our website promptly following the date of such amendment or waiver.

Executive Officers of the Registrant

        The executive officers of the Company as of June 30, 2004 are set forth below:

Name	Title	Age
Edward B. Caudill	President and Chief Executive Officer	61
Boyd R. Plowman	Executive Vice President and Chief Financial Officer	60
Christopher J. Braun	Senior Vice President–RV Group	44
Scott W. Grafft	Senior Vice President–Strategic Planning and Market Development	52
Roger L. Howsmon	Senior Vice President–Housing Group	60
Larry L. Mace	Senior Vice President–Supply and Materials	61
Leonard J. McGill	Senior Vice President–Corporate Finance and Chief Governance Officer	46
Forrest D. Theobald	Senior Vice President, General Counsel and Secretary	62
Ronald L. Brewer	Vice President–Operations, Housing Group	57
J. Wesley Chancey	Vice President–Wholesale Housing and President, Fleetwood Retail Corp.	52
Andrew M. Griffiths	Vice President, Controller and Chief Accounting Officer	38
Lyle N. Larkin	Vice President, Treasurer and Assistant Secretary	59

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

        Scott W. Grafft joined Fleetwood in November 2002. Previously, he had served as Executive Vice President—Marketing and Sales for Delphion, Inc. since January 2002. In 1998, he joined Flycast as vice president of direct marketing. One year later Flycast was rolled into Engage, Inc., a leading enterprise marketing software company, where he served as Senior Vice President of the global initiatives group from 1999 to 2001. Before joining Flycast, he was Executive Vice President at Foote, Cone & Belding's direct marketing group from 1997 to 1998, prior to which he served as Senior Vice President of the custom marketing group at Draft Worldwide from 1991 to 1997.

        Roger L. Howsmon joined Fleetwood in June 2003. From 2000 to 2003, he was President and Chief Executive Officer of Global Promo Group, Inc., a holding company specializing in mergers and acquisitions in the promotional products segment of the advertising industry. Previously, he was a Consultant in private equity markets with Aurora Capital Partners from 1998 to 2000, and he served as Chairman and Chief Executive Officer at Sierra Detroit Diesel Allison from 1992 to 1998.

        Larry L. Mace was named to his current position in November 2003. Since 2001, Mace has been heading up the Company's initiative to centralize purchasing. He is also responsible for Fleetwood's five supply subsidiaries, as well as various administrative functions at Fleetwood's Riverside headquarters. Mace has worked for Fleetwood for the past 30 years and has held a number of managerial positions in the Company, including purchasing positions at both the plant and corporate levels. Before his promotion, he had been Vice President—Purchasing, Supply Operations and Administration.

        Leonard J. McGill joined the Company in February 2002 as Vice President—Deputy General Counsel, and in November 2003 was promoted to his current position. Previously, he had been a corporate and securities attorney with the international law firm of Gibson, Dunn & Crutcher LLP from 1987 to 1993 and from 1999 to 2002, and from 1993 to 1999 he was in private practice with the law firm of Day, Campbell & McGill. He graduated from the Georgetown University Law Center with a Juris Doctor, magna cum laude, in 1986.

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

        J. Wesley Chancey was named president of Fleetwood Retail Corp. in 2003, and added that to his other current positions to which he was appointed in February 2001. He joined the Company in 1988 as a District Sales Manager and served as Central Region Vice President from 1997 until 2001. Including his experience at Fleetwood, he has worked in the manufactured housing industry for 29 years.

        Andrew M. Griffiths joined Fleetwood in 2004 as Vice President—Controller and Chief Accounting Officer. From 2002 to 2004, he was a Managing Director with PricewaterhouseCoopers. Previously, he had 15 years experience with Arthur Andersen, becoming a partner in 1999.

        Lyle N. Larkin was hired by Fleetwood in 1979 as a Controller in the RV Group and has served in his current position of Treasurer since 1990. He was promoted to Vice President in July 1998.

        Other information required by Item 10 is incorporated herein by reference from the Company's definitive Proxy Statement for the Company's 2004 annual shareholders' meeting to be filed with the Securities and Exchange Commission no later than 120 days after April 25, 2004.

Item 11. Executive Compensation

        The information required by Item 11 is incorporated herein by reference from the Company's definitive Proxy Statement for the Company's 2004 annual shareholders' meeting to be filed with the Securities and Exchange Commission no later than 120 days after April 25, 2004.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        The information required by Item 12 is incorporated herein by reference from the Company's definitive Proxy Statement for the Company's 2004 annual shareholders' meeting to be filed with the Securities and Exchange Commission no later than 120 days after April 25, 2004. However, the equity compensation plan information required by Item 201(d) of Regulation S-K is provided at Item 5, above.

Item 13. Certain Relationships and Related Transactions

        The information required by Item 13 is incorporated herein by reference from the Company's definitive Proxy Statement for the Company's 2004 annual shareholders' meeting to be filed with the Securities and Exchange Commission no later than 120 days after April 25, 2004.

Item 14. Principal Accountant Fees and Services.

        The information required by Item 14 is incorporated herein by reference from the Company's definitive Proxy Statement for the Company's 2004 annual shareholders' meeting to be filed with the Securities and Exchange Commission no later than 120 days after April 25, 2004.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	Financial Statements
	(1)	Financial Statements included in Part II of this report:
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations for each of the three years in the period ended April 25, 2004
Consolidated Balance Sheets at April 25, 2004, and April 27, 2003
Consolidated Statements of Cash Flows for each of the three years in the period ended April 25, 2004
Consolidated Statements of Changes in Shareholders' Equity for each of the three years in the period ended April 25, 2004
Notes to Consolidated Financial Statements
	(2)	Financial Statement Schedules
Schedule II—Valuation and Qualifying Accounts
All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.
	(3)	Exhibits and Index to Exhibits:
		3.1	Restated Certificate of Incorporation.(1)
		3.2	Amendment to Restated Certificate of Incorporation.(2)
		3.3	Restated Bylaws of the Company.(2)
		3.4	Amendment and Restatement of Article VII of Bylaws.(3)
		3.5	Amendment and Restatement of Section 3.02 of Bylaws.(19)
		4.1	Rights Agreement dated as of September 15, 1998, between the Company and the First National Bank of Boston.(4)
		4.2	Amendment to Rights Agreement dated as of April 30, 2001, between Fleet National Bank (f/k/a First National Bank of Boston) and the Company.(5)

4.3	Amendment No. 2 to Rights Agreement, dated as of December 31, 2002, by and between the Registrant and EquiServe Trust Company, N.A.(6)
4.4	Amended Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock.(3)
4.5	Amended and Restated Declaration of Trust of Fleetwood Capital Trust dated as of February 10, 1998, by and among Fleetwood Enterprises, Inc. and individual trustees of the Trust.(7)
4.6	Form of Amended and Restated Declaration of Trust of Fleetwood Capital Trust II, by and among Fleetwood Enterprises, Inc. and the individual trustees of such Trust.(8)
4.7	Form of Amended and Restated Declaration of Trust of Fleetwood Capital Trust III, by and among Fleetwood Enterprises, Inc. and the individual trustees of such Trust.(8)
4.8	Indenture dated as of February 10, 1998, by and between Fleetwood Enterprises, Inc. and The Bank of New York, as Trustee, used in connection with Fleetwood Enterprises Inc.'s 6% Convertible Subordinated Debentures due 2028.(7)
4.9	Form of Indenture by and between Fleetwood Enterprises, Inc. and The Bank of New York, as Trustee, used in connection with Fleetwood Enterprises Inc.'s 9.5% Convertible Trust II Subordinated Debentures due February 15, 2013.(9)
4.10	Form of Indenture by and between Fleetwood Enterprises, Inc. and The Bank of New York, as Trustee, used in connection with Fleetwood Enterprises, Inc.'s 9.5% Convertible Trust III Subordinated Debentures due February 15, 2013.(9)
4.11	Preferred Securities Guarantee Agreement dated as of February 10, 1998, by and between Fleetwood Enterprises, Inc. and The Bank of New York, as preferred guarantee trustee.(7)
4.12	Form of Preferred Securities Guarantee Agreement, by and between Fleetwood Enterprises Inc. and The Bank of New York, as preferred guarantee trustee.(8)
4.13	Form of Cash Offer Preferred Securities Guarantee Agreement, by and between Fleetwood Enterprises, Inc. and The Bank of New York, as preferred guarantee trustee.(8)
4.14	Form of Common Securities Guarantee Agreement, by Fleetwood Enterprises, Inc. in favor of the holders of the common securities of Fleetwood Capital Trust II.(8)
4.15	Form of Cash Offer Common Securities Guarantee Agreement, by Fleetwood Enterprises, Inc. in favor of the holders of the common securities of Fleetwood Capital Trust III.(8)
10.1	Form of employment agreement between the Company and senior executive officers.(3)*
10.2	Form of employment agreement re: change in control between the Company and senior officers.(3)*
10.3	Amended and Restated Deferred Compensation Plan.(10)*
10.4	Amended and Restated Supplemental Benefit Plan.(10)*
10.5	Amended and Restated Long-Term Incentive Compensation Plan.(10)*
10.6	Amended and Restated Benefit Restoration Plan.(10)*
10.7	Amended and Restated 1992 Stock-Based Incentive Compensation Plan.(11)*
10.8	Amended and Restated 1992 Non-Employee Director Stock Option Plan.(11)*
10.9	Senior Executive Incentive Compensation Plan.(12)*
10.10	Operating Agreement between Fleetwood Enterprises, Inc. and Fleetwood Credit Corp.(10)
10.11	Form of Indemnification Agreement.(3)*
10.12	Operating Agreement dated as of February 7, 2001, between the Company and Associated Dealers, Inc. (ADI).(3)

10.13	Amended and Restated Credit Agreement dated as of May 14, 2004, among the Company, Fleetwood Holdings, Inc. and its subsidiaries, Fleetwood Retail Corp. and its subsidiaries, the banks and other financial institutions signatory thereto, and Bank of America, N.A., as administrative agent and collateral agent.(13)
10.14	First Amendment to Amended and Restated Credit Agreement and Consent of Guarantors, dated as of June 4, 2004, among the Company, Fleetwood Holdings, Inc. and its subsidiaries, Fleetwood Retail Corp. and its subsidiaries, the banks and other financial institutions signatory thereto, and Bank of America, N.A., as administrative agent and collateral agent.
10.15	Form of Employment Agreement between the Company and certain senior executive officers, adopted July 2002.(14)*
10.16	Warrant dated August 30, 2001, to Bain & Company, Inc.(15)
10.17	Employment agreement between the Company and Edward B. Caudill as of August 12, 2002.(16)*
10.18	Letter agreement between the Company and Edward B. Caudill dated July 19, 2002.(16)*
10.19	2002 Long-Term Performance Plan.(17)*
10.20	Edward B. Caudill Restricted Stock Plan and Agreement.(17)*
10.21	Edward B. Caudill Stock Option Plan and Agreement.(17)*
10.22	Wholesale Security Agreement dated August 21, 2002, among Textron Financial Corp. and several of the Company's indirect wholly owned retail housing subsidiaries.(18)
10.23	Amendment dated as of March 25, 2003 to Wholesale Security Agreement dated August 21, 2002 among Textron Financial Corp. and several of the Company's indirect wholly owned retail housing subsidiaries.(18)
10.24	Form of Amendment dated as of July 21, 2003 to Wholesale Security Agreement dated August 21, 2002 among Textron Financial Corp. and several of the Company's indirect wholly-owned retail housing subsidiaries.(19)
10.25	Third Amendment dated as of March 2, 2004 among Textron Financial Corp. and several of the Company's wholly-owned retail housing subsidiaries
10.26	Fourth Amendment dated as of May 14, 2004 to Wholesale Security Agreement dated August 21, 2002 among Textron Financial Corp. and several of the Company's indirect wholly-owned retail housing subsidiaries.
10.27	Master Loan and Security Agreement dated as of December 30, 2003, among the Company, HomeOne Credit Corp. and Greenwich Capital Financial Products, Inc. as Lender.(11)
11	Statement of Computation of Per Share Earnings. All information required by Exhibit 11 is presented in Note 2 of the Company's Consolidated Financial Statements in accordance with the provisions of SFAS No. 128.
12	Computation of ratio of earnings to fixed charges
21	Subsidiaries of the Registrant.
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(7)
Incorporated by reference to the Company's Registration Statement on Form S-4 filed April 9, 1998.

(8)
Incorporated by reference to the Company's Registration Statement on Form S-4/A filed December 10, 2001.

(9)
Incorporated by reference to the Company's Registration Statement on Form S-4/A filed December 11, 2001.

(10)
Incorporated by reference to the Company's 10-K Annual Report, Commission file number 1-7699, for the year ended April 28, 1996.

(11)
Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended January 25, 2004.

(12)
Incorporated by reference to the Company's 10-K Annual Report, Commission file number 1-7699, for the year ended April 24, 1994.

(13)
Incorporated by reference to the Company's Report on Form 8-K filed May 20, 2004.

(14)
Incorporated by reference to the Company's 10-K Annual Report for the year ended April 28, 2002.

(15)
Incorporated by reference to the Company's Registration Statement on Form S-3 filed November 19, 2001.

(16)
Incorporated by reference to the Company's 10-Q Quarterly Report for the quarter ended July 28, 2002.

(17)
Incorporated by reference to the Company's 10-Q Quarterly Report for the quarter ended October 27, 2002.

(18)
Incorporated by reference to the Company's Report on Form 8-K filed on March 27, 2003.

(19)
Incorporated by reference to the Company's 10-K Annual Report for the year ended April 27, 2003.
(b)	Reports on Form 8-K
On February 3, 2004, we furnished a Current Report on Form 8-K attaching a news release reporting the preliminary sales results of the Company for our third fiscal quarter ended January 25, 2004.
On March 4, 2004, we furnished a Current Report or Form 8-K attaching a news release reporting the earnings results of the Company for our third fiscal quarter ended January 25, 2004.

On March 11, 2004, we filed a Current Report on Form 8-K disclosing that we had called for redemption $50,000,000 aggregate liquidation amount of the $150,000,000 series of our 9.5% convertible trust preferred securities.

On March 17, 2004, we furnished a Current Report on Form 8-K attaching a press release announcing our financial results for our third fiscal quarter ended January 25, 2004, together with a transcript of an investor conference call.

On March 31, 2004, we filed a Current Report on Form 8-K disclosing that we had called for redemption an additional $100,000,000 aggregate liquidation amount of the $150,000,000 series of our 9.5% convertible trust preferred securities.

On April 14, 2004, we filed a Current Report on Form 8-K disclosing the completion of our call for the redemption of $50,000,000 in aggregate liquidation amount of its $150,000,000 issue of 9.5% convertible trust preferred securities.

On April 16, 2004, we filed a Current Report on Form 8-K disclosing that our shareholders approved a proposal to increase the Company's authorized shares of common stock from 75 million to 150 million.

On April 19, 2004, we furnished a Current Report on Form 8-K attaching a presentation that certain officers of the Company planned to present to analysts and investors in various presentations during the week commencing April 19, 2004.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLEETWOOD ENTERPRISES, INC. REGISTRANT
By	/s/ BOYD R. PLOWMAN

Boyd R. Plowman Executive Vice President and Chief Financial Officer

Date: July 8, 2004

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS B. PITCHER Thomas B. Pitcher	Chairman of the Board	July 8, 2004
/s/ EDWARD B. CAUDILL Edward B. Caudill	President, Chief Executive Officer and Director (Principal Executive Officer)	July 8, 2004
/s/ BOYD R. PLOWMAN Boyd R. Plowman	Executive Vice President, Chief Financial Officer and Assistant Secretary (Principal Financial Officer)	July 8, 2004
/s/ ANDREW M. GRIFFITHS Andrew M. Griffiths	Vice President-Controller and Chief Accounting Officer (Principal Accounting Officer)	July 8, 2004
/s/ PAUL D. BORGHESANI Paul D. Borghesani	Director	July 8, 2004
/s/ LOREN K. CARROLL Loren K. Carroll	Director	July 8, 2004

/s/ MARGARET S. DANO Margaret S. Dano	Director	July 8, 2004
/s/ JAMES L. DOTI James L. Doti	Director	July 8, 2004
/s/ DAVID S. ENGELMAN David S. Engelman	Director	July 8, 2004
/s/ J. MICHAEL HAGAN J. Michael Hagan	Director	July 8, 2004
/s/ DOUGLAS M. LAWSON Douglas M. Lawson	Director	July 8, 2004
/s/ JOHN T. MONTFORD John T. Montford	Director	July 8, 2004
/s/ DANIEL D. VILLANUEVA Daniel D. Villanueva	Director	July 8, 2004

QuickLinks

FLEETWOOD ENTERPRISES, INC.
PART I
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7a. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
FLEETWOOD ENTERPRISES, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE FOR THE YEAR ENDED APRIL 25, 2004
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
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
Schedule II—Valuation and Qualifying Accounts
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accountant Fees and Services.
PART IV
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES