Form 10-Q
period 2004-07-25
FLEETWOOD ENTERPRISES INC/DE/
filed 2004-09-03
CIK 314132

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC   20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 25, 2004

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

Registrant’s telephone number, including area code (951) 351-3500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule12b-2 of the Exchange Act).

Yes ☒	No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at September 1, 2004
Common stock, $1 par value	55,391,181 shares

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Fleetwood Enterprises, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Fleetwood Enterprises, Inc. as of July 25, 2004, and the related condensed consolidated statements of operations, changes in shareholders’ equity, and cash flows for the thirteen-week periods ended July 25, 2004 and July 27, 2003. These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Fleetwood Enterprises, Inc. as of April 25, 2004, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the year then ended (not presented herein), and in our report dated June 29, 2004, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of April 25, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Orange County, California
August 24, 2004

FLEETWOOD ENTERPRISES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands except per share data)

(Unaudited)

	13 Weeks Ended
	July 25, 2004	July 27, 2003
Net sales:
RV Group	$485,703	$436,533
Housing Group	226,371	200,308
Supply Group	14,060	8,406
Financial Services	1,625	884
	727,759	646,131

Cost of products sold	591,214	529,055
Gross profit	136,545	117,076

Operating expenses	118,205	103,041
Financial services expenses	1,986	1,414
Other, net	185	(724)

Operating income	16,169	13,345
Other income (expense):
Investment income	512	788
Interest expense	(7,495)	(11,035)
Other, net	(1,608)	—

	(8,591)	(10,247)

Income before income taxes	7,578	3,098
Provision for income taxes	(910)	(1,182)

Net income	$6,668	$1,916

	Basic	Diluted	Basic	Diluted

Net income per common share	$.12	$.12	$.05	$.05

Weighted average common shares	54,6470	55,783	35,935	36,669

See accompanying notes to condensed consolidated financial statements.

FLEETWOOD ENTERPRISES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except share data)

	July 25, 2004	April 25, 2004
	(Unaudited)
Assets
Cash	$11,551	$14,090
Marketable investments	48,301	109,732
Receivables	203,031	184,687
Inventories	280,080	262,810
Deferred taxes	56,904	56,904
Other current assets	19,839	20,256

Total current assets	619,706	648,479

Finance loans receivable, net	50,326	43,291
Property, plant and equipment, net	262,983	259,052
Deferred taxes	17,859	17,859
Cash value of Company-owned life insurance, net	48,533	48,809
Goodwill	6,316	6,316
Other assets	49,998	51,903

Total assets	$1,055,721	$1,075,709
Liabilities and Shareholders’ Equity
Accounts payable	$90,460	$98,804
Employee compensation and benefits	74,142	70,222
Product warranty reserve	57,059	53,921
Retail flooring liability	25,567	21,868
Other short-term borrowings	8,892	10,451
Accrued interest	39,502	38,868
Other current liabilities	69,760	77,954

Total current liabilities	365,382	372,088

Deferred compensation and retirement benefits	50,205	49,473
Insurance reserves	32,614	32,916
Long-term debt	109,310	102,159
Convertible subordinated debentures	210,142	272,791

Total liabilities	767,653	829,427

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $1 par value, authorized 10,000,000 shares, none outstanding
Common stock, $1 par value, authorized 150,000,000 shares, outstanding 55,386,000 at July 25, 2004, and 52,075,000 at April 25, 2004	55,386	52,075
Additional paid-in capital	421,202	390,107
Accumulated deficit	(188,669)	(195,337)
Accumulated other comprehensive income (loss)	149	(563)

	288,068	246,282

	$1,055,721	$1,075,709

See accompanying notes to condensed consolidated financial statements.

FLEETWOOD ENTERPRISES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	13 Weeks Ended
	July 25, 2004	July 27, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,668	$1,916
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expense	6,415	5,944
Amortization of financing costs	553	1,373
(Gains) losses on sales of property, plant and equipment	185	(724)
Non-cash charge for interest on conversion of trust preferred securities	19	—
Changes in assets and liabilities-
Increase in receivables	(18,344)	(40,232)
(Increase) decrease in inventories	(17,270)	23,621
(Increase) decrease in income tax receivable	(363)	1,391
(Increase) decrease in cash value of Company-owned life insurance	276	(550)
Increase in other assets	(6,621)	(3,885)
Decrease in accounts payable	(8,344)	(681)
Increase in employee compensation and benefits	4,652	3,045
Increase (decrease) in product warranty reserve	3,138	(1,249)
Decrease in other liabilities	(7,475)	(5,735)

Net cash used in operating activities	(36,511)	(15,766)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available-for-sale	(201,103)	(152,277)
Proceeds from sale of investment securities available-for-sale	262,536	153,543
Purchases of property, plant and equipment, net	(10,531)	(601)
Issuance of finance loans receivable	(7,035)	(7,683)

Net cash provided by (used in) investing activities	43,867	(7,018)

CASH FLOWS FROM FINANCING ACTIVITIES:

Redemption of convertible subordinated debentures	(20,767)	—
Increase in retail flooring	3,699	242
Increase (decrease) in short-term borrowings	(1,559)	1,873
Increase (decrease) in long-term debt	7,151	(3)
Proceeds from exercise of stock options	871	—

Net cash provided by (used in) financing activities	(10,605)	2,112

Foreign currency translation adjustment	710	945

Decrease in cash	(2,539)	(19,727)
Cash at beginning of period	14,090	31,515

Cash at end of period	$11,551	$11,788

See accompanying notes to condensed consolidated financial statements.

FLEETWOOD ENTERPRISES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES

IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Amounts in thousands)

			Additional Paid-In Capital	Retained Earnings (Accumu- lated Deficit)	Accumulated Other Compre- hensive Income (Loss)	Total Shareholders’ Equity

	Common Stock
	Number of Shares	Amount

Balance April 25, 2004	52,075	$52,075	$390,107	$(195,337)	$(563)	$246,282

Comprehensive income:

Net income	—	—	—	6,668	—	6,668

Other comprehensive income:

Foreign currency translation, net of taxes of $304	—	—	—	—	710	710

Investment securities, net of taxes of $1	—	—	—	—	2	2

Comprehensive income						7,380

Conversion of subordinated debentures to common stock	3,191	3,191	30,314	—	—	33,505

Stock options exercised (including related tax benefits)	120	120	751	—	—	871

Amortization of restricted stock	—	—	30	—	—	30

Balance July 25, 2004	55,386	$55,386	$421,202	$(188,669)	$149	$288,068

See accompanying notes to condensed consolidated financial statements.

FLEETWOOD ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 25, 2004

(Unaudited)

1)                            Basis of Presentation

Fleetwood Enterprises, Inc. (the “Company”) is one of the nation’s leading manufacturers of recreational vehicles, and a leading producer and retailer of manufactured housing.  The RV Group or segment consists of the motor home, travel trailer and folding trailer divisions.  The Housing Group consists of the manufacturing and retail divisions or segments.  The Company also provides financial services through its HomeOne Credit Corp. finance subsidiary (HomeOne) and operates a supply business, which provides components for the manufactured housing and recreational vehicle operations, while also generating outside sales.  The Company conducts manufacturing in 16 states within the U.S., and in one province in Canada.  The accompanying condensed financial statements consolidate the accounts of the Company and its wholly owned subsidiaries.  All significant intercompany balances and transactions have been eliminated.  Certain amounts previously reported have been reclassified to conform to the Company’s fiscal 2004 presentation.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements.  Actual results could differ from those estimates.  Significant estimates made in preparing these financial statements include accrued warranty costs, insurance reserves, accrued post-retirement health care benefits, legal reserves and the deferred tax asset valuation allowance.

In the opinion of the Company’s management, the accompanying condensed consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position at July 25, 2004, and results of operations for the thirteen-week periods ended July 25, 2004, and July 27, 2003.  The condensed consolidated financial statements do not include footnotes and certain financial information normally presented annually under U.S. generally accepted accounting principles and, therefore, should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended April 25, 2004.  Results of operations for the thirteen-week period ended July 25, 2004 are not necessarily indicative of results to be expected for the full year.

2)                          New Accounting Pronouncements

Post-Retirement Health Care Benefits

In December 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 132 Revised (SFAS 132R), “Employers’ Disclosure about Pensions and Other Post-Retirement Benefits.” A revision of the pronouncement originally issued in 1998, SFAS 132R expands employers’ disclosure requirements for pension and post-retirement benefits to enhance information about plan assets, obligations, benefit payments, contributions and net benefit cost. SFAS 132R does not change the accounting requirements for pensions and other post-retirement benefits. This statement was implemented beginning with the fourth quarter of fiscal 2004.

Additional interim disclosures about post-retirement health benefits that are required by the statement are presented below.  The Company has determined that there are no additional material benefits requiring disclosure under this pronouncement.  The Company provides health care benefits to certain retired employees from retirement age to when they become eligible for Medicare coverage.  Employees become eligible for benefits after meeting certain age and service requirements.  The cost of providing retiree health care benefits is actuarially determined and accrued over the service period of the active employee group.

The components of the net periodic post-retirement benefit cost for the periods ended July 25, 2004 and July 27, 2003 are as follows (amounts in thousands):

	13 Weeks Ended July 25, 2004	13 Weeks Ended July 27, 2003

Service cost - benefits earned during the year	$111	$95
Interest cost on projected benefit obligation	178	165
Recognized net actuarial gain or loss	276	184
Amortization of unrecognized prior service cost.	(378)	(229)
Net periodic post-retirement benefit cost.	$187	$215

The total amount of employer’s contributions expected to be paid during the current fiscal year is $660,000.

3)                          Industry Segment Information

Information with respect to industry segments for the periods ended July 25, 2004 and July 27, 2003, is shown below (amounts in thousands):

	13 Weeks Ended July 25, 2004	13 Weeks Ended July 27, 2003

OPERATING REVENUES:

RV Group	$485,703	$436,533
Housing Group	226,371	200,308
Supply Group	14,060	8,406
Financial Services	1,625	884

	$727,759	$646,131

OPERATING INCOME (LOSS):

RV Group	$15,568	$15,650
Housing Group	406	(6,000)
Supply Group	1,027	740
Financial Services	(360)	(531)
Corporate and Other	(472)	3,486

	$16,169	$13,345

The computation of operating income (loss) does not include non-operating income and expenses or income taxes, which are generally associated with corporate and other.  Interest expense for the Company does include the following items that are allocated to operating segments:

	13 Weeks Ended July 25, 2004	13 Weeks Ended July 27, 2003

Housing Group – retail floorplan financing	$497	$485

Financial Services – warehouse line	$81	$—

4)                          Earnings Per Share

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

	13 Weeks Ended July 25, 2004		13 Weeks Ended July 27, 2003
	Income	Weighted Average Shares	Income	Weighted Average Shares
Net income	$6,668	54,670	$1,916	35,935
Effect of dilutive securities:
Stock options		1,113		734

Basic and diluted income	$6,668	55,783	$1,916	36,669

Anti-dilutive options and warrants available		1,971		3,997

Anti-dilutive convertible senior subordinated debentures		8,503		—

Anti-dilutive convertible subordinated debentures		4,131		21,631

5)                          Stock-Based Incentive Compensation

The Company accounts for stock-based incentive compensation plans using the intrinsic method under which no compensation cost is recognized for stock option grants as the options are granted at fair market value at the date of grant.  Had compensation costs for these plans been determined using the fair value method, under which a compensation cost is recognized over the vesting period of the stock option based on its fair value at the date of grant, the Company’s net income and earnings per share would have been adjusted as indicated by the following table (amounts in thousands except per share data):

	13 Weeks Ended July 25, 2004	13 Weeks Ended July 27, 2003

Net income, as reported	$6,668	$1,916

Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(838)	(904)

Pro forma net income	$5,830	$1,012

Basic and diluted income per share, as reported	$.12	$.05

Basic income per share, pro forma	$.11	$.03

Diluted income per share, pro forma	$.10	$.03

6)                          Inventory Valuation

Inventories are valued at the lower of cost (first-in, first-out) or market.  Manufacturing costs include materials, labor and manufacturing overhead.  Retail finished goods are valued at cost less intercompany manufacturing profit.  Inventories consist of the following:

	July 25, 2004	April 25, 2004
	(Amounts in thousands)
Manufacturing inventory-
Raw materials	$138,266	$121,285
Work in process	38,051	32,505
Finished goods	32,019	36,172

	208,336	189,962

Retail inventory-
Finished goods	87,513	88,946
Less manufacturing profit	(15,769)	(16,098)

	71,744	72,848

	$280,080	$262,810

7)                          Product Warranty Reserve

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

Balance at April 25, 2004	$53,921

Warranties issued and changes in the estimated liability during the period	25,131

Settlements made during the period	(21,993)

Balance at July 25, 2004	$57,059

8)                          Other Comprehensive Income

Comprehensive income includes all revenues, expenses, gains, and losses that affect the capital of the Company aside from issuing or retiring shares of stock. Net income or loss is one component of comprehensive income. Based on the Company’s current activities, the only other components of comprehensive income consist of foreign currency translation gains or losses and changes in the unrealized gains or losses on marketable securities.

The difference between net income and total comprehensive income is shown below (amounts in thousands):

	13 Weeks Ended
	July 25, 2004	July 27, 2003

Net income	$6,668	$1,916

Foreign currency translation	710	945

Unrealized gain on investments	2	26

Comprehensive income	$7,380	$2,887

9)                        Other Short-term Borrowings

Warehouse Line of Credit:

As further discussed in the Company's Annual Report on Form 10-K, our financial services subsidiary, HomeOne has entered into a facility to provide up to $75 million in warehouse funding.  The facility, which has a one-year term, expires on December 22, 2004, and is expected to be renewed or replaced with a similar facility in the normal course of business.  At July 25, 2004, HomeOne had borrowings of $7.3 million.

Secured Credit Facility:

On May 14, 2004, as discussed further in the Company’s Annual Report on Form 10-K, the secured credit facility with Bank of America was renewed and extended until July 31, 2007.  The amended and restated agreement provides for a revolving credit line for up to $150 million limited by the available borrowing base of eligible accounts receivable and inventories.  At the end of the fiscal quarter, the borrowing base totaled $198 million and outstanding borrowings were $1.6 million.  After consideration of standby letters of credit, collateral reserves and outstanding borrowings, unused borrowing capacity was approximately $101 million.

10)                    Convertible Subordinated Debentures

As discussed further in the Company’s Annual Report on Form 10-K, the Company owned three Delaware business trusts that each issued a separate series of optionally redeemable convertible trust preferred securities convertible into shares of the Company’s common stock.  The combined proceeds from the sale of the securities and from the purchase by the Company of the common shares of the business trusts were tendered to the Company in exchange for separate series of convertible subordinated debentures.  These debentures represent the sole assets of the business trusts and are presented as a long-term liability in the accompanying balance sheets.

The Company recently called for redemption or conversion of the securities held by two of the trusts, Fleetwood Capital Trust II (Trust II) and Fleetwood Capital Trust III (Trust III), in a series of transactions that spanned our fiscal year end.  As of April 25, 2004, there remained 377,726 shares of Trust III securities outstanding, with an aggregate principal amount of $18.9 million, and as of April 29, 2004, which was the final redemption date pursuant to the Company’s call for redemption, there were no Trust III securities outstanding.  On May 5, 2004, the Company called the Trust II securities for redemption with a redemption date of June 4, 2004.  Several of the holders of the Trust II securities converted their holdings to shares of the Company’s common stock, including some who entered into privately negotiated transactions with the Company to convert their securities, prior to the redemption date, in exchange for cash incentives aggregating $0.3 million.  Accordingly, as of the June 4, 2004 redemption date, pursuant to the Company’s call for redemption, 781,065 shares of the Trust II securities had been converted into an aggregate of 1,368,074 shares of the Company’s common stock, and 943,935 shares of the Trust II securities were redeemed for an aggregate of $22.2 million in cash, representing $20.8 million in aggregate principal amount, $1.3 million in redemption premium and $104,000 in accrued but unpaid interest to the redemption date.  As of June 4, 2004, all of the outstanding Trust II securities were redeemed for cash or were converted into common stock.

Distributions on the remaining securities held by Fleetwood Capital Trust (Trust I) are payable quarterly in arrears at an annual rate of 6 percent.  The Company has the option to defer payment of the distributions for an extended period of up to 20 consecutive quarters, so long as the Company is not in default of the payment of interest on the debentures and does not pay a dividend on its common stock while the deferral is in effect.  The Company elected to defer distributions beginning with the third quarter of fiscal 2002 and expects to continue the deferral for the foreseeable future, subject to the terms of the governing documents.  The total amount deferred, including accrued interest, was $38.5 million as of July 25, 2004.  The Company can continue to defer distributions up to and including the second quarter of fiscal 2007.

11)                    Guarantees

Repurchase Commitments:

Producers of recreational vehicles and manufactured housing customarily enter into repurchase agreements with lending institutions that provide wholesale floorplan financing to independent dealers.  These agreements generally provide that, in the event of a default by a dealer in its obligation to these credit sources, we will repurchase product.  With most repurchase agreements our obligation ceases when the amount for which we are contingently liable to the lending institution has been outstanding for more than 12, 18 or 24 months, depending on the terms of the agreement.  The contingent liability under these agreements approximates the outstanding principal balance owed by the dealer for units subject to the repurchase agreement less any scheduled principal payments waived by the lender.  Although the maximum potential contingent repurchase liability approximated $153 million for inventory at manufactured housing dealers and $611 million for inventory at RV dealers as of July 25, 2004, the risk of loss is reduced by the potential resale value of any products that are subject to repurchase, and is spread over numerous dealers and financial institutions.  The gross repurchase obligation will vary depending on the season and the level of dealer inventories.  Typically, the fiscal third quarter repurchase obligation is greater than other periods due to higher dealer inventories.  The RV repurchase obligation is significantly more than the manufactured housing obligation due to a higher average cost per motor home and more units in dealer inventories.  Past losses under these agreements have not been significant and lender repurchase demands have been funded out of working capital.  Through the first three months of fiscal year 2005, we have repurchased $347,000 of product compared to $1.3 million for the same period in the prior year, with a repurchase loss of $111,000 incurred this year compared to a repurchase loss of $220,000 in the prior year.

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

At the end of the first quarter, we were a party to six limited guarantees, aggregating $2.4 million, to certain obligations of certain retailers to floorplan lenders.

Fleetwood is also a party to certain guarantees that relate to its credit arrangements.  These are more fully discussed in the Company’s fiscal 2004 Annual Report on Form 10-K.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (Exchange Act).  Forward-looking statements regarding future events and the future performance of the Company involve risks and uncertainties that could cause actual results to differ materially.  These risks and uncertainties include, without limitation, the following items:

•             the cyclical nature of both the manufactured housing and recreational vehicle industries;

•             ongoing weakness in the manufactured housing market;

•             continued acceptance of the Company’s products;

•             the potential impact on demand for Fleetwood’s products as a result of changes in consumer confidence levels;

•             expenses and uncertainties associated with the introduction and manufacturing of new products;

•             the effect of global tensions on consumer confidence;

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

•             the ability to attract and retain quality dealers, executive officers and other personnel; and

•             the Company’s ability to obtain financing needed in order to execute its business strategies.

Although management believes that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report.  Fleetwood undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may arise from changing circumstances or unanticipated events.  Additionally, other risks and uncertainties are described in our Annual Report on Form 10-K for the fiscal year ended April 25, 2004, filed with the Securities and Exchange Commission, under “Item 1. Business,” including the section therein entitled “Risks Relating to Our Business,” and “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition,” including the section therein entitled “Business Outlook.”

Overview

We are one of the nation’s leading manufacturers of recreational vehicles, and a leading producer and retailer of manufactured housing.  The RV Group or segment consists of the motor home, travel trailer and folding trailer divisions.  The Housing Group or segment consists of the wholesale and retail divisions.  The Company also provides financial services through its HomeOne Credit Corp. finance subsidiary and operates a supply subsidiary.

In fiscal 2003 and 2004, we sold 57,069 and 60,097 recreational vehicles, respectively.  In calendar 2003, we had a 16.8 percent share of the overall recreational vehicle retail market, consisting of a 17.8 percent share of the motor home market, a 12.7 percent share of the travel trailer market and a 41.6 percent share of the folding trailer market.

In fiscal 2003 and 2004, we shipped 22,176 and 20,859 manufactured homes, respectively, and were the second largest producer of HUD-Code homes in the United States in terms of units sold.  In calendar 2003, we had a 15.0 percent share of the manufactured housing wholesale market.

Our business began in 1950 producing travel trailers and quickly evolved to manufactured homes. We re-entered the recreational vehicle business with the acquisition of a travel trailer operation in 1964. Our manufacturing activities are conducted in 16 states within the U.S., and in one province in Canada. We distribute our manufactured products primarily through a network of independent dealers throughout the United States and Canada. In fiscal 1999, we entered the manufactured housing retail business through a combination of key acquisitions and internal development of new retail sales centers.  At July 25, 2004, we operated 124 retail sales locations in 21 states, and were the third largest retailer of manufactured homes in the United States.

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

Revenue Recognition

Revenue for manufacturing operations in both the RV and housing businesses is generally recorded when all of the following conditions have been met:

•  an order for a product has been received from a dealer;

•  written or verbal approval for payment has been received from the dealer’s flooring institution;

•  a common carrier signs the delivery ticket accepting responsibility for the product as agent for the dealer; and

•  the product is removed from Fleetwood’s property for delivery to the dealer who placed the order.

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

For retail sales from Company-owned stores in the Housing Group, sales revenue is recognized when the home has been delivered, set up and accepted by the consumer, risk of ownership has been transferred and funds have been received either from the finance company or the homebuyer.

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

Deferred Taxes

Deferred tax assets and liabilities are determined based on temporary differences between income and expenses reported for financial reporting and tax reporting. We are required to record a valuation allowance to reduce our net deferred tax assets to the amount that we believe is more likely than not to be realized. In assessing the need for a valuation allowance, we historically have considered all positive and negative evidence, including scheduled reversals of deferred tax liabilities, prudent and feasible tax planning strategies, projected future taxable income and recent financial performance. Since we have had cumulative losses in recent years, the accounting guidance suggests that we should not look to future earnings to support the realizability of the net deferred tax assets. As a result, we concluded that a partial valuation allowance against our deferred tax assets was appropriate.  Accordingly, as of fiscal year-end 2004, we had recognized a valuation allowance which reduced the carrying amount of the net deferred tax assets to $74.8 million.  The book value of the net deferred tax assets was supported by the availability of various tax strategies which, if executed, were expected to generate sufficient taxable income to realize the remaining assets.  We continue to believe that the combination of all positive and negative factors will enable us to realize the full value of the deferred tax assets; however, it is possible that the extent and availability of tax planning strategies will change over time and impact this evaluation.  If, after future assessments of the realizability of our deferred tax assets, we determine that an adjustment is required, we would record the provision or benefit in the period of such determination. As of July 25, 2004, the carrying amount of the net deferred tax assets was $76.0 million, an increase of $1.2 million from year-end.

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

Repurchase Commitments

Producers of recreational vehicles and manufactured housing customarily enter into repurchase agreements with lending institutions that provide wholesale floorplan financing to independent dealers.  Our agreements generally provide that, in the event of a default by a dealer in its obligation to these credit sources, we will repurchase product.  With most repurchase agreements our obligation ceases when the amount for which we are contingently liable to the lending institution has been outstanding for more than 12, 18 or 24 months, depending on the terms of the agreement.  The contingent liability under these agreements approximates the outstanding principal balance owed by the dealer for units subject to the repurchase agreement less any scheduled principal payments waived by the lender.  Although the maximum potential contingent repurchase liability approximated $153 million for inventory at manufactured housing dealers and $611 million for inventory at RV dealers as of July 25, 2004, the risk of loss is reduced by the potential resale value of any products that are subject to repurchase, and is spread over numerous dealers and financial institutions.  The gross repurchase obligation will vary depending on the season and the level of dealer inventories.  Typically, the fiscal third quarter repurchase obligation is greater than other periods due to higher dealer inventories.  The RV repurchase obligation is significantly more than the manufactured housing obligation due to a higher average cost per motor home and more units in dealer inventories.  Past losses under these agreements have not been significant and lender repurchase demands have been funded out of working capital.  We have had the following recent repurchase activity:

	13 Weeks Ended		Fiscal Years
	July 25, 2004	July 27, 2003	2004	2003	2002
	(Dollars in millions)

Units	20	80	177	182	417

Repurchase amount	$0.3	$1.3	$3.7	$4.4	$10.5

Loss recognized	$0.1	$0.2	$0.6	$—	$2.1

Results of Operations

The following table sets forth certain statements of operations data expressed as a percentage of net sales for the periods indicated:

	13 Weeks Ended
	July 25, 2004	July 27, 2003

Net sales	100.0%	100.0%
Cost of products sold	81.2	81.9

Gross profit	18.8	18.1
Operating expenses	(16.2)	(15.91)
Financial services expenses	(0.3)	(0.2)
Other, net	—	0.1

Operating income	2.3	2.1
Other income (expense)
Investment income	0.1	0.1
Interest expense	(1.1)	(1.7)
Other, net	(0.2)	—

Net income before income taxes	1.1	0.5
Provision for income taxes	(0.1)	(0.2)

Net income	1.0%	0.3%

Current Quarter Compared to Same Quarter Last Year

Consolidated Results:

The following table presents consolidated net sales by segment for the periods ended July 25, 2004 and July 27, 2003 (amounts in thousands):

	13 Weeks Ended
		% of		% of	Change
	July 25, 2004	Net Sales	July 27, 2003	Net Sales	Amount	%

RV	$485,703	66.7	$436,533	67.6	$49,170	11.3
Housing	226,371	31.1	200,308	31.0	26,063	13.0
Supply	14,060	1.9	8,406	1.3	5,654	67.3
Financial services	1,625	0.2	884	0.1	741	83.8

Net sales	$727,759	100.0	$646,131	100.0	$81,628	12.6

Consolidated revenues rose 12.6 percent based on similar percentage growth in both RV and Housing Group sales.  A strong motor home market and improved products drove the significant increase in RV revenues.  The Housing Group outperformed a sluggish market, in part due to sales to community and park operators.

Gross margin improved from 18.1 percent to 18.8 percent of sales mainly due to a shift to higher margin products, particularly in the motor home division.

Operating expenses, which include selling, warranty and general and administrative expenses, rose $15.2 million in the first quarter, and increased as a percentage of sales from 15.9 percent to 16.2 percent.  The increase as a percentage of sales from the prior year was primarily due to increased selling expenses and general and administrative costs.  Selling expenses increased $4.4 million and rose as a percentage of sales from 2.9 percent to 3.2 percent, primarily due to the cost of market research and dealer support initiatives.  The $6.8 million increase in general and administrative costs related in part to higher product development costs, workers’ compensation insurance and incentive compensation.  Additionally, other operating expenses in the first quarter of the prior year included $724,000 of gains primarily from the sale of an idle facility.

Income from operations for the first quarter was $16.2 million compared to a $13.3 million in the prior year.

Other expense, net, for the first quarter was $8.6 million compared to $10.2 million in the prior year.  During the quarter, we completed various transactions related to the call for redemption of certain convertible preferred securities.  The retirement of these securities, partially offset by interest expense on the $100 million of senior subordinated convertible debentures issued in December 2003, contributed to a $3.5 million reduction of interest expense for the quarter when compared to the prior year.  Other expense, net, also includes a premium of $1.6 million paid in excess of interest accrued on the convertible preferred securities related to either the 3 percent redemption premium or privately negotiated incentive payments to convert certain holdings prior to the redemption date.

The current year’s tax provision results from state tax liabilities in several states with no offsetting tax benefits in other states, such as Texas, where losses were the highest.  Overall, there is no federal provision because the Company has a net operating loss carryforward and has recorded a partial valuation allowance against the net deferred tax asset.

Recreational Vehicles:

The following table presents RV Group net sales by division for the periods ended July 25, 2004 and July 27, 2003 (amounts in thousands):

	13 Weeks Ended
		% of		% of	Change
	July 25, 2004	Net Sales	July 27, 2003	Net Sales	Amount	%

Motor homes	$317,913	65.5	$257,262	58.9	$60,651	23.6
Travel trailers	146,414	30.1	156,849	35.9	(10,435)	(6.7)
Folding trailers	21,376	4.4	22,422	5.1	(1,046)	(4.7)

Net sales	$485,703	100.0	$436,533	100.0	$49,170	11.3

Recreational vehicle sales rose 11.3 percent to $485.7 million compared to $436.5 million for last year’s July quarter.  This continued progress results from increased sales of higher-priced Class A products combined with an increase in both the overall Class C market and our market share.  Motor home sales increased by 23.6 percent to $317.9 million compared to $257.3 million in the prior year.  Travel trailer sales declined by 6.7 percent to $146.4 million versus $156.8 million in the prior year, in part because our new 2005 models will be introduced during our second quarter whereas competitive products were introduced last spring.  Also, selected products appear to have been relatively over featured and consequently more expensive than some competing models within their target market segment.  Folding trailer sales declined 4.7 percent from the prior year to $21.4 million due to continued industry weakness in this segment.

Gross margin improved from 14.1 percent to 14.9 percent.  Materials costs were impacted by high commodity and freight costs although product surcharges provided some relief.  Labor costs generally improved with increased sales and production efficiencies.

Operating expenses for the RV Group were $10.7 million higher and increased as a percentage of sales from 10.5 percent in the prior year to 11.6 percent for the current period.  The dollar increase was mainly due to higher selling expenses related to marketing initiatives to support market research and dealer sales promotions, increased warranty costs and a gain on sale of fixed assets which reduced expenses in the prior year.

The RV Group earned $15.6 million of operating income, similar to the prior year, which was mainly attributable to the motor home division.  Motor home operating income increased 40 percent to $16.9 million in the first quarter as a result of higher sales and improved margins.  The travel trailer division generated an operating profit of $365,000 in the current quarter, which was $4.2 million lower than the prior year’s income of $4.6 million, primarily due to the lower sales and a gain of $726,000 on the sale of an idle facility in the prior year.  Folding trailers experienced a loss of $1.7 million from operations this quarter compared to a loss of $978,000 in the prior year.

Manufactured Housing:

The following table presents Housing Group net sales by division for the periods ended July 25, 2004 and July 27, 2003 (amounts in thousands):

	13 Weeks Ended
		% of		% of	Change
	July 25, 2004	Net Sales	July 27, 2003	Net Sales	Amount	%

Wholesale	$195,687	86.4	$169,767	84.8	$25,920	15.3
Retail	66,705	29.5	57,604	28.8	9,101	15.8
Intercompany	(36,021)	(15.9)	(27,063)	(13.5)	(8,958)	33.1

Net sales	$226,371	100.0	$200,308	100.0	$26,063	13.0

Results for the wholesale division include sales to our retail division.  Transactions between these operating divisions are eliminated in consolidation including any intercompany profit in retail division inventory.

Housing Group revenues for the quarter increased by 13 percent to $226.4 million.  This improvement generated a profit of $406,000 compared to a loss of $6.0 million in the prior year, after deducting changes to intercompany profit on retail inventory of $329,000 and $618,000, respectively.

Wholesale Operations:

The improvement in sales reflects both higher volumes and average selling price.  Manufacturing unit volume increased 13 percent to 6,064 homes.  Manufactured homes are sold as single-section or multi-section units.  Multi-section units typically are built in two, three or four sections.  The total number of sections sold increased by 7 percent from last year to 10,548, as a result of higher sales combined with a shift in sales mix to more single-section homes.  This shift and the overall sales increase were attributable, in part, to sales made to community and park operators.  The manufactured housing market continued to be adversely affected by limited availability of retail financing and competition from repossessed units.

Gross profit margins increased slightly to 22.9 percent, due in part to manufacturing overhead efficiencies.

Operating expenses increased $1.9 million but improved by 1.9 percent as a percentage of sales. The wholesale division operating profit of $6.1 million, before adjusting for intercompany profit, was $4.2 million higher than the prior year due to higher sales and lower operating costs as a percentage of sales.

Retail Operations:

Retail housing revenues rose 16 percent in the first quarter to $66.7 million on a 3.3 percent increase in unit sales.  The sale of more multi-section homes contributed to the higher selling price and improved sales revenues.  Gross margin remained relatively flat at 20.5 percent, despite ongoing efforts to reduce aged inventory.  The retail division incurred an operating loss of $6.0 million for the current quarter compared to a loss of $8.5 million a year ago.  The operating loss was lower than the prior year mainly due to an increase in revenues along with a decrease in operating expenses.  Interest expense on inventory financing increased slightly from $485,000 to $497,000.

The following table presents key operational information for the Retail division:

	Quarter Ended(1)
	June 2004	June 2003

Number of retail stores
Beginning	129	136
New	—	3
Closed	(5)	(6)
Ending	124	133

Average number of retail stores	125	135

Unit volume
Retail – new
Single-section	184	165
Multi-section	862	836
Subtotal	1,046	1,001
Retail – pre-owned	140	147
Grand total	1,186	1,148

Average number of homes sold per store	9.5	8.5
Average sales price
New
Single-section	$31,802	$30,388
Multi-section	$65,822	$58,987
Pre-owned	$18,172	$17,499
Average unit inventory per store at quarter end
New	16	19
Pre-owned	2	3

(1)          The above information is as of Fleetwood Retail Corp.’s (FRC) fiscal quarter end, which is the last day in June.

Supply Operations:

The Supply Group contributed first quarter revenues of $63.5 million compared to $47.6 million a year ago, of which $14.0 million and $8.4 million, respectively, were sales to third party customers.  Operating income rose from $740,000 in the prior year to $1.0 million in the current quarter mainly due to the increased sales.

Business Outlook

Positive acceptance of our diesel and mid- to high-line Class A gas motor home products has been reflected in increased market share and higher production rates, resulting in significantly improved motor home earnings.  We anticipate that travel trailer operations will steadily improve over the coming quarters, although retail inventories currently remain high.  New product introductions are forthcoming and are expected to improve our market share later in the calendar year.  These products are intended to target price points where we are currently underperforming and are designed with an emphasis on material and labor efficiencies, in addition to affordability and continued customer appeal.  We expect the recent strong RV market to continue in fiscal 2005.  However, increasing interest rates, high gas prices, slower growth in disposable incomes and global tensions may impact consumer confidence and curtail recent growth trends.  In the longer term, favorable demographics suggest sustainable growth could be realized through the end of the decade as baby boomers begin to reach the age brackets that historically have produced the bulk of retail RV customers.

Conditions in the manufactured housing market have been in decline since 1999. Competition from repossessed homes, more stringent lending standards, relatively high retail interest rates for manufactured housing and a shortage of retail financing have adversely affected the industry.  Industry home shipments for the six months ended June 30, 2004, however, were down only slightly compared to the prior year, suggesting that the industry has stabilized even though the prospects for an immediate recovery have not yet been demonstrated.

There are indications that inventories of foreclosed homes are declining.  However, we expect to continue to compete with sales of repossessed homes in the near term.  New national lenders have begun providing manufactured housing retail financing, although in limited amounts and using unusually conservative underwriting practices.  Certain regions present reason for optimism, but order backlogs continue to be inconsistent across the United States.  Depending on the extent of the financing actually generated as a result of these and other developments, and combined with financing made available through Fleetwood’s own HomeOne Credit Corp. finance subsidiary, it is anticipated that manufactured housing industry conditions should improve.  We will also continue to pursue other opportunities, such as sales to community and park operators.  Additionally, the damage caused by Hurricane Charley has generated some short-term demand for manufactured housing products.  Longer term, the demand for affordable housing is expected to grow as a result of increased immigration and as greater numbers of baby boomers reach retirement age.  Management continues to believe in the future of the manufactured housing industry as improvements in engineering and design continue to position manufactured homes as desirable and increasingly viable options in meeting the demands for affordable housing in new markets, such as inner-city and suburban sites, as well as in existing markets such as rural areas and in manufactured housing communities and parks.

For fiscal 2005, we expect to achieve improved profitability in the RV Group and the wholesale division of the Housing Group, although we still expect to incur an operating loss at our retail division. Due largely to continued strength in our RV business, we expect to generate a net profit in the second quarter and the full fiscal year, with both periods showing a significant improvement in year-over-year results.

Liquidity and Capital Resources

We use external funding sources, including the issuance of debt and equity instruments, to supplement working capital, fund capital expenditures and meet internal cash flow requirements on an as-needed basis.  Cash totaling $36.5 million was used in operating activities during the first three months of fiscal 2005 compared to a use of cash of $15.8 million for the similar period one year ago.  Most of these funds were used for working capital needs generated by increased sales.

Capital expenditures, net for the quarter were $10.5 million compared to $601,000 in the prior year.  The substantial completion of two state-of-the-art paint facilities accounted for most of these expenditures.  Loans funded by HomeOne Credit Corp., our finance subsidary, during the quarter were $7 million, of which $2.6 million was funded by our warehouse line of credit.  HomeOne had borrowings on this line, which expires on December 22, 2204, of $7.3 million as of quarter-end.  It is expected that the facility will be renewed or replaced in the normal course of business; however, no assurance can be made that we will be successful in our efforts to either renew or obtain a similar facility.

The amount outstanding under the convertible subordinated debentures decreased by $62.6 million to $210.1 million during the first quarter.  We paid $22.2 million in cash to redeem a portion of these securities with the remainder converting to common stock.

The increase in long-term debt related primarily to the execution of a five-year capital lease of RV manufacturing equipment valued at approximately $8.6 million.  The lease arrangement is collateralized by a secured interest in the equipment and certain real estate.

Capital expenditures for the next 12 months are estimated to be $45 million.  As discussed in more detail in footnote 11 to the condensed consolidated financial statements, the Company may be required to make a prepayment of up to $20 million in rent on 22 manufactured housing retail stores.

At the end of the fiscal quarter, cash and marketable securities totaled $59.9 million, a reduction of $64 million from fiscal year end.  We believe the combination of our current holdings of cash and short-term marketable investments, estimated future cash flows from operations and existing credit facilities will be sufficient to satisfy our foreseeable cash requirements for the next 12 months.

Contracts and Commitments

Below is a table showing payment obligations for long-term debt, capital leases, operating leases and purchase obligations for the next five years and beyond (amounts in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years

Long-term debt (excluding capital lease obligations)	$102,097	$—	$462	$335	$101,300

Capital lease obligations	9,848	1,657	3,837	3,833	521

Operating leases (1)(2)	62,798	9,265	16,852	11,002	25,679

Purchase obligations (3)	6,214	6,214	—	—	—

Other long-term liabilities:
Deferred compensation and non-qualified retirement plans	50,205	8,148	11,665	9,224	21,168
Insurance reserves	32,614	32,614	—	—	—
Convertible subordinated debentures	210,142	—	—	—	210,142

Total	$473,918	$57,898	$32,816	$24,394	$358,810

(1)                Most of the Company’s retail sales locations and certain of its other facilities are leased under terms that range from monthly to 18 years.  Also included in the above amounts are equipment leases.  Management expects that in the normal course of business, leases will be renewed or replaced by other leases for the continuing operations.

(2)                Footnote 11 to the Company’s condensed consolidated financial statements discuss in more detail the potential acceleration of up to $20 million in rent prepayments on 22 manufactured housing retail stores.  The impact of this potential payment is not reflected in the table.

(3)                We have an operating agreement with a large dealer who manages 30 retail store locations for FRC.  Either party may terminate the agreement by giving written notice 120 days in advance of the date of the termination.  If termination notice is provided, Fleetwood Enterprises, Inc. is obligated to repurchase the outstanding inventory at that time for the amount of the dealer’s obligation to its flooring institution.  Similarly, an equivalent amount is included in the aggregate repurchase obligation described in footnote 11 to the Company’s consolidated condensed financial statements contained elsewhere in this Report.  That repurchase obligation would become due and payable to the flooring institution only in the event the dealer defaults prior to its agreement with Fleetwood being terminated.

Off-Balance Sheet

We describe our aggregate contingent repurchase obligation as well as other off-balance sheet obligations at footnote 11 to the Company’s consolidated condensed financial statements and, as to repurchase commitments, under Critical Accounting Policies described earlier in this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Under the senior credit facility, Fleetwood Enterprises, Inc. is a guarantor of the borrowings of Fleetwood Holdings, Inc. (FHI) and Fleetwood Retail Corp. (FRC).  FHI includes the manufacturing wholly owned subsidiaries and FRC includes the retail housing subsidiaries.  Only the FRC parent company, however, and seven of the retail subsidiaries are borrowers under the loan and covered under the guarantee.  In addition, Fleetwood Enterprises, Inc. guarantees FRC’s floorplan obligation to Textron Financial Corporation and Bombardier Capital pursuant to FRC’s wholesale financing agreement with the two flooring institutions.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks related to fluctuations in interest rates on marketable investments, investments underlying a Company-owned life insurance program (COLI), variable rate debt under the secured credit facility and the liability for flooring of manufactured housing retail inventories and the warehouse line of credit.  With respect to the COLI program, the underlying investments are subject to both interest rate risk and equity market risk.  Market-related charges to our 6% convertible trust preferred securities indirectly may impact the amount of the deferred tax valuation allowance, which is currently dependent on available tax strategies, including the unrealized gains on these securities.  We do not currently use interest rate swaps, futures contracts or options on futures, or other types of derivative financial instruments.

The vast majority of our marketable investments are in fixed rate securities with average original maturity dates of approximately two weeks, minimizing the effect of interest rate fluctuations on their fair value.

For variable rate debt, changes in interest rates generally do not influence fair market value, but do affect future earnings and cash flows. Based upon the amount of variable rate debt outstanding at the end of the year, and holding the variable rate debt balance constant, each one percentage point increase in interest rates occurring on the first day of an annual period would result in an increase in interest expense of approximately $345,000. For both fixed rate loans and debt, changes in interest rates generally affect the fair market value, but not earnings or cash flows. Changes in fair market values as a result of interest rate changes are not currently expected to be material.

We do not believe that future market equity or interest rate risks related to our marketable investments or debt obligations will have a material impact on our results.

Item 4. Controls and Procedures

The Company’s management evaluated, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Report. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of July 25, 2004.

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended July 25, 2004, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II         OTHER INFORMATION

Item 1.  Legal Proceedings

As previously reported, we filed a complaint in state court in Kansas, in the 18th Judicial District, District Court, Sedgewick County, Civil Department, against The Coleman Company, Inc. (Coleman) in connection with a dispute over the use of the “Coleman” brand name.  Our lawsuit seeks declaratory and injunctive relief.  On June 6, 2003, Coleman filed an answer and counterclaimed against us alleging various counts, including breach of contract and trademark infringement.  On February 6, 2004, the Court ruled that Fleetwood Enterprises, Inc. (Fleetwood), was not the alter ego of its subsidiary, Fleetwood Folding Trailers, Inc., (Folding Trailers) and therefore not subject to the temporary injunction against Folding Trailers.  This is important because arising from the original purchase of Coleman’s folding trailer business in 1989, Fleetwood also purchased a covenant (the negative covenant) from Coleman that Coleman would not license to any company, other than Fleetwood, the Coleman brand for use on recreational vehicles.  Prior to the February 6, 2004, ruling, Coleman and Coachmen Industries, Inc. (Coachmen), a manufacturer of recreational vehicles, announced an agreement whereby Coachmen would produce a line of recreational vehicles under the Coleman brand.  Since we believe any such agreement to be in violation of our negative covenant with Coleman, Fleetwood, on February 13, 2004, filed a lawsuit against Coachmen in state court in Kansas alleging among other counts that Coachmen is interfering with our business opportunities.

On July 8, 2004, the court heard several motions filed by the parties.  Coachmen was seeking to have the Court dismiss them from the case; Coleman was seeking to have the Court rule that Fleetwood and Folding Trailers were one and the same company and we were seeking to have the court rule that our negative covenant is valid and unambiguous.  While we have yet to receive the court’s formal journal entries, during the hearing the judge stated he was not inclined to dismiss Coachmen, he saw no evidence to support Coleman’s position that Fleetwood and Folding Trailers were the same company and he observed that the negative covenant seemed unambiguous.  Trial in this matter is currently scheduled for the last week of November, 2004.  We intend to aggressively pursue this litigation and provide a vigorous defense to the counterclaims by Coleman and Coachmen.  It is not possible at this time to properly assess the risk of an adverse verdict or the magnitude of the possible exposure.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

As discussed further at Item 5 in the Company’s Annual Report on Form 10-K for the year ended April 25, 2004, the Company owned three Delaware business trusts that each issued a separate series of optionally redeemable convertible trust preferred securities convertible into shares of the Company’s common stock.  The combined proceeds from the sale of the securities and from the purchase by the Company of the common shares of the business trusts were tendered to the Company in exchange for separate series of convertible subordinated debentures.  These debentures represent the sole assets of the business trusts and are presented as a long-term liability in the accompanying balance sheets.

The Company recently called for redemption or conversion of the securities held by two of the trusts, Fleetwood Capital Trust II (Trust II) and Fleetwood Capital Trust III (Trust III), in a series of transactions that spanned our most recent fiscal year end.  As of April 25, 2004, there remained 377,726 shares of Trust III securities outstanding, with an aggregate principal amount of $18.9 million, and as of April 29, 2004, which was the final redemption date pursuant to the Company’s calls for redemption, there were no Trust III securities outstanding.  On May 5, 2004, the Company called the Trust II securities for redemption with a redemption date of June 4, 2004.  Several of the holders of the Trust II securities converted their holdings to shares of the Company’s common stock, including some who entered into privately negotiated transactions with the Company to convert their securities, prior to the redemption date, in exchange for cash incentives aggregating $1.6 million.  Accordingly, as of the June 4, 2004 redemption date, pursuant to the Company’s call for redemption, 781,065 shares of the Trust II securities had been converted into an aggregate of 1,368,074 shares of the Company’s common stock, and 943,935 shares of the Trust II securities were redeemed for an aggregate of $22.2 million in cash, representing $20.8 million in aggregate principal amount, $1.3 million in redemption premium and $104,000 in accrued but unpaid interest to the redemption date.  As of June 4, 2004, all of the outstanding Trust II securities were redeemed for cash or were converted into common stock.

Of the shares of common stock issued upon conversion of trust preferred securities, 1,144,864 shares were issued to the converting holders of the Trust II securities pursuant to a registration statement on Form S-4, registration number 333-62838, and 223,210 shares were issued in reliance upon the exemption from registration provided in Section 3(a)(9) of the Securities Act of 1933.

Item 6. Exhibits

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

September 3, 2004