Form 10-Q
period 2004-10-24
FLEETWOOD ENTERPRISES INC/DE/
filed 2004-12-03
CIK 314132

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC   20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 24, 2004

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

Yes    ☒    No    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule12b-2 of the Exchange Act).

Yes    ☒    No    ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at November 30, 2004
Common stock, $1 par value	55,475,357 shares

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Fleetwood Enterprises, Inc.

We have reviewed the condensed consolidated balance sheet of Fleetwood Enterprises, Inc. and subsidiaries as of October 24, 2004, the related condensed consolidated statements of operations for the thirteen-week and twenty-six-week periods ended October 24, 2004 and October 26, 2003, the condensed consolidated statements of cash flows for the twenty-six-week period ended October 24, 2004 and October 26, 2003 and the condensed consolidated statement of changes in shareholders’ equity for the twenty-six-week period ended October 24, 2004. These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Fleetwood Enterprises, Inc. and subsidiaries as of April 25, 2004, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the year then ended (not presented herein), and in our report dated June 29, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of April 25, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Orange County, California
November 29, 2004

FLEETWOOD ENTERPRISES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands except per share data)

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	October 24, 2004	October 26, 2003	October 24, 2004	October 26 2003
Net Sales:
RV Group	$450,280	$450,018	$935,983	$886,551
Housing Group	244,109	214,329	470,480	414,637
Supply Group	16,172	9,288	30,232	17,694
Financial Services	2,121	1,108	3,746	1,992
	712,682	674,743	1,440,441	1,320,874

Cost of products sold	576,159	549,308	1,167,373	1,078,363
Gross profit	136,523	125,435	273,068	242,511

Operating expenses	118,705	108,681	236,910	211,722
Financial services expenses	2,184	1,479	4,170	2,893
Other, net	(2)	29	183	(695)
	120,887	110,189	241,263	213,920

Operating income	15,636	15,246	31,805	28,591
Other income (expense):
Investment income	498	602	1,010	1,390
Interest expense	(7,268)	(11,069)	(14,763)	(22,104)
Other, net	—	—	(1,608)	—
	(6,770)	(10,467)	(15,361)	(20,714)

Income before income taxes	8,866	4,779	16,444	7,877
Provision for income taxes	(731)	(1,021)	(1,641)	(2,203)

Net income	$8,135	$3,758	$14,803	$5,674

	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted

Net income per common share	$.15	$.14	$.10	$.10	$.27	$.26	$.16	$.15

Weighted average common shares	55,419	57,154	36,124	37,116	55,044	56,823	36,030	36,868

See accompanying notes to condensed consolidated financial statements.

FLEETWOOD ENTERPRISES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except share data)

	October 24,	April 25,
	2004	2004
	(Unaudited)
Assets
Cash	$68	$14,090
Marketable investments - available for sale	40,006	109,732
Receivables	238,610	184,687
Inventories.	327,403	262,810
Deferred taxes, net	58,065	56,904
Other current assets	22,511	20,256

Total current assets	686,663	648,479

Finance loans receivable, net	60,248	43,291
Property, plant and equipment, net	265,263	259,052
Deferred taxes, net	17,858	17,859
Cash value of Company-owned life insurance, net	49,341	48,809
Goodwill	6,316	6,316
Other assets	48,591	51,903

Total assets	$1,134,280	$1,075,709

Liabilities and Shareholders’ Equity
Accounts payable	$100,731	$98,804
Employee compensation and benefits	80,970	70,222
Product warranty reserve	58,443	53,921
Retail flooring liability	28,065	21,868
Other short-term borrowings	54,920	10,451
Accrued interest	44,899	38,868
Other current liabilities	65,841	77,954

Total current liabilities	433,869	372,088

Deferred compensation and retirement benefits	50,798	49,473
Insurance reserves	32,693	32,916
Long-term debt	108,688	102,159
Convertible subordinated debentures	210,142	272,791

Total liabilities	836,190	829,427

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $1 par value, authorized 10,000,000 shares, none outstanding	—	—
Common stock, $1 par value, authorized 150,000,000 shares, outstanding 55,464,000 at October 24, 2004, and 52,075,000 at April 25, 2004	55,464	52,075
Additional paid-in capital	421,719	390,107
Accumulated deficit	(180,534)	(195,337)
Accumulated other comprehensive income (loss)	1,441	(563)

Total shareholders’ equity	298,090	246,282

Total liabilities and shareholders’ equity	$1,134,280	$1,075,709

See accompanying notes to condensed consolidated financial statements.

FLEETWOOD ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	26 Weeks Ended
	October 24, 2004	October 26, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$14,803	$5,674
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expense	13,182	11,764
Amortization of financing costs	861	2,811
(Gains) losses on sale of property, plant and equipment	183	(695)
Non-cash charge for interest on conversion of trust preferred securities	19	—
Changes in assets and liabilities:
Increase in receivables	(53,923)	(33,894)
Increase in inventories	(64,593)	(773)
(Increase) decrease in income tax receivable	(60)	290
Increase in deferred taxes	(1,160)	—
Increase in cash value of Company-owned life insurance	(532)	(1,147)
Increase in other assets	(8,493)	(3,680)
Increase in accounts payable	1,927	4,831
Increase in employee compensation and benefits	12,073	4,775
Increase (decrease) in product warranty reserve	4,522	(4,100)
Increase (decrease) in other liabilities	(5,918)	2,494

Net cash used in operating activities	(87,109)	(11,650)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of investment securities available-for-sale	(417,660)	(363,989)
Proceeds from sale of investment securities available-for-sale	487,384	341,931
Purchases of property, plant and equipment, net	(19,576)	(5,474)
Increase in finance loans receivable	(16,957)	(16,036)

Net cash provided by (used in) investing activities	33,191	(43,568)

CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of common stock	—	24,930
Increase in retail flooring	6,197	1,390
Increase in short-term borrowings	44,469	10,895
Redemption of convertible subordinated debentures	(20,767)	—
Increase (decrease) in long-term debt	6,529	(3)
Proceeds from exercise of stock options	1,462	404

Net cash provided by financing activities	37,890	37,616

Foreign currency translation adjustment	2,006	2,376

Decrease in cash	(14,022)	(15,226)
Cash at beginning of period	14,090	31,515

Cash at end of period	$68	$16,289

See accompanying notes to condensed consolidated financial statements.

FLEETWOOD ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES
IN SHAREHOLDERS’ EQUITY
(Unaudited)
(Amounts in thousands)

					Accumulated Other
					Compre-
	Common Stock		Additional		hensive	Total
	Number		Paid-In	Accumulated	Income	Shareholders’
	of Shares	Amount	Capital	Deficit	(Loss)	Equity

Balance April 25, 2004	52,075	$52,075	$390,107	$(195,337)	$(563)	$246,282

Comprehensive income:

Net income	—	—	—	14,803	—	14,803

Other comprehensive income:

Foreign currency translation, net of taxes of $1,413	—	—	—	—	2,006	2,006

Investment securities, net of taxes of $1	—	—	—	—	(2)	(2)

Comprehensive income						16,807

Conversion of subordinated debentures to common stock	3,191	3,191	30,314	—	—	33,505

Stock options exercised	198	198	1,264	—	—	1,462

Amortization of restricted stock	—	—	34	—	—	34

Balance October 24, 2004	55,464	$55,464	$421,719	$(180,534)	$1,441	$298,090

See accompanying notes to condensed consolidated financial statements.

FLEETWOOD ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 24, 2004

(Unaudited)

1)                                      Basis of Presentation

Fleetwood Enterprises, Inc. (the “Company”) is one of the nation’s leading manufacturers of recreational vehicles, and a leading producer and retailer of manufactured housing.  The RV Group consists of the motor home and towable divisions.  The Housing Group consists of the wholesale manufacturing and retail divisions.  The Company also provides financial services through its HomeOne Credit Corp. finance subsidiary (HomeOne) and operates a supply business, which provides components for the manufactured housing and recreational vehicle operations, while also generating outside sales.  The Company conducts manufacturing in 16 states within the U.S., and in one province in Canada.  The accompanying condensed financial statements consolidate the accounts of the Company and its wholly owned subsidiaries.  All significant intercompany balances and transactions have been eliminated.  Certain amounts previously reported have been reclassified to conform to the Company’s fiscal 2005 presentation.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements.  Actual results could differ from those estimates.  Significant estimates made in preparing these financial statements include accrued warranty costs, depreciable lives, insurance reserves, accrued post-retirement health care benefits, legal reserves and the deferred tax asset valuation allowance.

In the opinion of the Company’s management, the accompanying condensed consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position at October 24, 2004, and results of operations for the thirteen and twenty-six week periods ended October 24, 2004, and October 26, 2003.  The condensed consolidated financial statements do not include footnotes and certain financial information normally presented annually under U.S. generally accepted accounting principles and, therefore, should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended April 25, 2004.  The Company’s business is seasonal and its results of operations for the thirteen and twenty-six week periods ended October 24, 2004, are not necessarily indicative of results to be expected for the full year.

2)                                      New Accounting Pronouncements

Post-Retirement Health Care Benefits:

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

The components of the net periodic post-retirement benefit cost are as follows (amounts in thousands):

	13 Weeks Ended		26 Weeks Ended
	Oct. 24, 2004	Oct. 26, 2003	Oct. 24, 2004	Oct. 26, 2003

Service cost - benefits earned during the year	$111	$95	$222	$190
Interest cost on projected benefit obligation	178	165	356	330
Recognized net actuarial gain or loss	276	184	552	368
Amortization of unrecognized prior service cost.	(379)	(229)	(757)	(458)
Net periodic post-retirement benefit cost.	$186	$215	$373	$430

The total amount of employer’s contributions expected to be paid during the current fiscal year is $660,000.

Consolidation of Variable Interest Entries:

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

The Company owned three Delaware business trusts that were established for the purpose of issuing optionally redeemable convertible trust preferred securities. The obligations of the business trusts to the holders of the trust preferred securities were all supported by convertible subordinated debentures issued by Fleetwood to the respective business trusts. Subsequent to the end of the most recent fiscal year, the preferred securities of two of the trusts were either converted or redeemed, and the debentures cancelled. Under FIN 46, which was adopted by the Company as of January 25, 2004, the trust preferred securities continued to be presented as minority interests based on the fact that the Company had the ability to “call” the trust preferred securities and that no single party held a majority of the preferred securities; therefore, the Company was considered the primary beneficiary of the trusts. Under FIN 46R, which was adopted by the Company as of April 25, 2004, the call option embedded in the trust preferred securities was determined to be clearly and closely related to the underlying security.  FIN 46R confirmed that the call option could no longer be separately evaluated as a determinant of the primary beneficiary of the trusts.  As a result, the business trusts were now deemed to have no primary beneficiary and they were deconsolidated, resulting in the presentation of the convertible subordinated debenture obligations to the underlying trusts as a long-term liability for all years presented. Amounts previously shown in the Statements of Operations as minority interest in Fleetwood Capital Trusts I, II and III, net of taxes, were reclassified for all periods presented to interest expense, with the related tax effect included in the tax provision. Other than as indicated, the Company does not believe that the adoption of FIN 46 or FIN 46R had a material impact on the Company’s financial position, results of operations or cash flows.

3)                                      Industry Segment Information

Information with respect to industry segments is shown below (amounts in thousands):

	13 Weeks Ended Oct. 24, 2004	13 Weeks Ended Oct. 26, 2003	26 Weeks Ended Oct. 24, 2004	26 Weeks Ended Oct. 26, 2003

OPERATING REVENUES:

RV Group	$450,280	$450,018	$935,983	$886,551
Housing Group	244,109	214,329	470,480	414,637
Supply Group	16,172	9,288	30,232	17,694
Financial Services	2,121	1,108	3,746	1,992

	$712,682	$674,743	$1,440,441	$1,320,874

OPERATING INCOME (LOSS):

RV Group	$8,585	$16,430	$24,153	$32,080
Housing Group	4,823	(2,470)	5,229	(8,470)
Supply Group	1,745	402	2,772	1,142
Financial Services	(63)	(370)	(423)	(901)
Corporate and Other	546	1,254	74	4,740

	$15,636	$15,246	$31,805	$28,591

In addition to the third party revenues shown above, the Supply Group also generated the following intercompany revenues with the RV and Housing Groups:

	13 Weeks Ended Oct. 24, 2004	13 Weeks Ended Oct. 26, 2003	26 Weeks Ended Oct. 24, 2004	26 Weeks Ended Oct. 26, 2003

Supply intercompany revenues	$49,605	$44,758	$99,071	$83,977

The computation of operating income (loss) does not include non-operating income and expenses, interest expense or income taxes, which are generally associated with corporate and other.  Interest expense for the Company includes the following items that are attributable to operating segments:

	13 Weeks Ended Oct. 24, 2004	13 Weeks Ended Oct. 26, 2003	26 Weeks Ended Oct. 24, 2004	26 Weeks Ended Oct. 26, 2003

Housing Group – retail floorplan financing	$619	$525	$1,116	$1,010

Financial Services – warehouse line	$166	$—	$248	$—

4)                                      Income Taxes

The current year’s tax provision results from state tax liabilities in several states with no offsetting tax benefits in other states, such as Texas, where losses were the highest.  Overall, there is no federal provision because the Company has a net operating loss carryforward and has recorded a partial valuation allowance against the net deferred tax asset.  As of October 24, 2004, the carrying amount of the net deferred tax assets was $75.9 million compared to $74.8 million at April 25, 2004.

5)                                      Earnings Per Share

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

	13 Weeks Ended October 24, 2004		13 Weeks Ended October 26, 2003
	Income	Weighted Average Shares	Income	Weighted Average Shares
Net income	$8,135	55,419	$3,758	36,124
Effect of dilutive securities:
Stock options		1,735		992

Basic and diluted income	$8,135	57,154	$3,758	37,116

Anti-dilutive options and warrants available		2,485		2,943

Anti-dilutive convertible senior subordinated debentures		8,503		—

Anti-dilutive convertible subordinated debentures		4,131		21,631

	26 Weeks Ended October 24, 2004		26 Weeks Ended October 26, 2003
	Income	Weighted Average Shares	Income	Weighted Average Shares
Net income	$14,803	55,044	$5,674	36,030
Effect of dilutive securities:
Stock options		1,779		838

Basic and diluted income	$14,803	56,823	$5,674	36,868

Anti-dilutive options and warrants available		2,123		4,034

Anti-dilutive convertible senior subordinated debentures		8,503		—

Anti-dilutive convertible subordinated debentures		4,131		21,631

6)                                      Stock-Based Incentive Compensation

The Company accounts for stock-based incentive compensation plans using the intrinsic method under which no compensation cost is recognized for stock option grants as the options are granted at fair market value at the date of grant.  Had compensation costs for these plans been determined using the fair value method, under which a compensation cost is recognized over the vesting period of the stock option based on its fair value at the date of grant, the Company’s net income and income per share would have been adjusted as indicated by the following table (amounts in thousands except per share data):

		13 Weeks Ended
		October 24, 2004	October 26, 2003

Net income, as reported		$8,135	$3,758

Deduct:	Total stock-based employee compensation
	expense determined under fair value-based method for all awards, net of related tax effects	(1,225)	(924)

Pro forma net income		$6,910	$2,834

Basic income per share, as reported		$.15	$.10

Diluted income per share, as reported		$.14	$.10

Basic and diluted income per share, pro forma		$.12	$.08

		26 Weeks Ended
		October 24, 2004	October 26, 2003

Net income, as reported		$14,803	$5,674

Deduct:	Total stock-based employee compensation
	expense determined under fair value-based method for all awards, net of related tax effects	(2,011)	(1,544)

Pro forma net income		$12,792	$4,130

Basic income per share, as reported		$.27	$.16

Diluted income per share, as reported		$.26	$.15

Basic and diluted income per share, pro forma		$.23	$.11

7)                                      Inventory Valuation

Inventories are valued at the lower of cost (first-in, first-out) or market.  Manufacturing cost includes materials, labor and manufacturing overhead.  Retail finished goods are valued at intercompany purchase cost less intercompany manufacturing profit.  Inventories consist of the following (amounts in thousands):

	October 24, 2004	April 25, 2004
Manufacturing inventory-
Raw materials	$150,681	$121,285
Work in process	43,377	32,505
Finished goods	60,352	36,172

	254,410	189,962

Retail inventory-
Finished goods	89,237	88,946
Less manufacturing profit	(16,244)	(16,098)

	72,993	72,848

	$327,403	$262,810

8)                                      Product Warranty Reserve

Fleetwood provides customers of our products with a warranty covering defects in material or workmanship for periods ranging from one to two years, with longer warranties on certain structural components.  The Company records a liability based on the best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date.  Factors used in estimating the warranty liability include a history of units sold to customers, the average cost incurred to repair a unit and a profile of the distribution of warranty expenditures over the warranty period.  Changes in the Company’s product warranty liability are as follows (amounts in thousands):

	26 Weeks Ended
	Oct. 24, 2004	Oct. 26, 2003

Balance at beginning of period	$53,921	$62,137

Warranties issued and changes in the estimated liability during the period	48,022	33,721

Settlements made during the period	(43,500)	(37,821)

Balance at end of period	$58,443	$58,037

9)                                      Other Comprehensive Income

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

The difference between net income and total comprehensive income is shown below (amounts in thousands):

	13 Weeks Ended		26 Weeks Ended
	Oct. 24, 2004	Oct. 26, 2003	Oct. 24, 2004	Oct. 26, 2003

Net income	$8,135	$3,758	$14,803	$5,674
Foreign currency translation	1,296	1,431	2,006	2,376
Unrealized gain (loss) on investments	(4)	5	(2)	31
Comprehensive income	$9,427	$5,194	$16,807	$8,081

10)                               Other Short-term Borrowings

Warehouse Lines of Credit:

As further discussed in the Company’s Annual Report on Form 10-K, our financial services subsidiary, HomeOne, has entered into a facility to provide up to $75 million in warehouse funding.  The Company has provided a limited guarantee of that facility.  The facility, which has a one-year term, expires on December 28, 2004, and is expected to be renewed or replaced with a similar facility in the normal course of business, however, no assurance can be made that HomeOne will be successful in its efforts to either renew or obtain a similar facility.  At October 24, 2004, HomeOne had borrowed $28.2 million related to this credit facility.

During September 2004, HomeOne entered into a warehousing credit and security agreement with Residential Funding Corporation (RFC) that provides up to $25 million in warehousing funding. The facility expires on September 21, 2005, but it will automatically be extended to September 21, 2007, if RFC and HomeOne enter into a shared execution loan purchase agreement, as defined. In the event that RFC and HomeOne do not enter into such an agreement, either party may terminate the facility prior to the expiration date on 90 business days notice.

The availability of financing under the facility is dependent on a number of factors, including the market value of the loans pledged to RFC as determined by RFC. The advance rate for eligible loans is 80% of the principal amount of the loans. Available interest rates charged by RFC presently vary from 3.0% to 3.5% over LIBOR, though these rates will automatically be reduced to a range of 2.75% to 3.25% over LIBOR if RFC and HomeOne enter into a shared execution loan purchase agreement. Collateral for borrowings under the facility will be manufactured housing consumer loans originated by HomeOne. RFC’s recourse following an event of default is not limited to the collateral and HomeOne is liable for any deficiency. Also, the Company agreed to guarantee the facility. The terms of the facility require HomeOne to comply with various covenants, which include maintaining a minimum tangible net worth and minimum liquid assets, not exceeding a maximum leverage ratio and using the proceeds of warehousing advances solely to fund loans pledged under the facility. Following a default the facility would prohibit distributions by HomeOne to the Company and places other restrictions and requirements on HomeOne and the Company, including subordination of amounts owed by HomeOne to the Company.

As of October 24, 2004, HomeOne had no borrowings outstanding under this facility and was in compliance with all covenants.

Secured Credit Facility:

During May 2004, as discussed further in the Company’s Annual Report on Form 10-K, the secured credit facility with Bank of America was renewed and extended until July 31, 2007.  The amended and restated agreement provides for a revolving credit line for up to $150 million limited by the available borrowing base of eligible accounts receivable and inventories.  At the end of the fiscal quarter, the borrowing base totaled $224 million and outstanding borrowings were $25.1 million.  After consideration of standby letters of credit, collateral reserves and outstanding borrowings, unused borrowing capacity was approximately $72.8 million.

Under the senior credit facility, Fleetwood Enterprises, Inc. is a guarantor of the borrowings of Fleetwood Holdings, Inc. (FHI) and Fleetwood Retail Corp. (FRC).  FHI includes the manufacturing wholly owned subsidiaries and FRC includes the retail housing subsidiaries.  Only the FRC parent company, however, and seven of the retail subsidiaries are included with FHI as borrowers under the loan and covered under the guarantee.  In addition, Fleetwood Enterprises, Inc. guarantees FRC’s floorplan obligation to Textron Financial Corporation and Bombardier Capital pursuant to FRC’s wholesale financing agreement with the two flooring institutions.

11)                                Convertible Subordinated Debentures

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

The Company called for redemption or conversion of the securities held by two of the trusts, Fleetwood Capital Trust II (Trust II) and Fleetwood Capital Trust III (Trust III), in a series of transactions that spanned the Company’s most recent fiscal year end.  As of April 25, 2004, there remained 377,726 shares of Trust III securities outstanding, with an aggregate principal amount of $18.9 million, and as of April 29, 2004, which was the final redemption date pursuant to the Company’s call for redemption, there were no Trust III securities outstanding.  On May 5, 2004, the Company called the Trust II securities for redemption with a redemption date of June 4, 2004.  Several of the holders of the Trust II securities converted their holdings to shares of the Company’s common stock, including some who entered into privately negotiated transactions with the Company to convert their securities, prior to the redemption date, in exchange for cash incentives aggregating $0.3 million.  Accordingly, as of the June 4, 2004 redemption date, pursuant to the Company’s call for redemption, 781,065 shares of the Trust II securities had been converted into an aggregate of 1,368,074 shares of the Company’s common stock, and 943,935 shares of the Trust II securities were redeemed for an aggregate of $22.2 million in cash, representing $20.8 million in aggregate principal amount, $1.3 million in redemption premium and $104,000 in accrued but unpaid interest to the redemption date.  As of June 4, 2004, all of the outstanding Trust II securities were redeemed for cash or were converted into common stock.

Distributions on the remaining securities held by Fleetwood Capital Trust (Trust I) are payable quarterly in arrears at an annual rate of 6 percent.  The Company has the option to defer payment of the distributions for an extended period of up to 20 consecutive quarters, so long as the Company is not in default of the payment of interest on the debentures and does not pay a dividend on its common stock while the deferral is in effect.  The Company elected to defer distributions beginning with the third quarter of fiscal 2002 and expects to continue the deferral for the foreseeable future, subject to the terms of the governing documents.  The total amount deferred, including accrued interest, was $42.2 million as of October 24, 2004.  The Company can continue to defer distributions up to and including the second quarter of fiscal 2007.

12)                                Commitments and Contingencies

Repurchase Commitments:

Producers of recreational vehicles and manufactured housing customarily enter into repurchase agreements with lending institutions that provide wholesale floorplan financing to independent dealers.  These agreements generally provide that, in the event of a default by a dealer in its obligation to these credit sources, the Company will repurchase vehicles or homes sold to the dealer that have not been re-sold to retail customers.  With most repurchase agreements the Company’s obligation ceases when the amount for which the Company is contingently liable to the lending institution has been outstanding for more than 12, 18 or 24 months, depending on the terms of the agreement.  The contingent liability under these agreements approximates the outstanding principal balance owed by the dealer for units subject to the repurchase agreement, less any scheduled principal payments waived by the lender.  Although the maximum potential contingent repurchase liability approximated $155 million for inventory at manufactured housing dealers and $537 million for inventory at RV dealers as of October 24, 2004, the risk of loss is reduced by the potential resale value of any products that are subject to repurchase, and is spread over numerous dealers and financial institutions.  The gross repurchase obligation will vary depending on the season and the level of dealer inventories.  Typically, the fiscal third quarter repurchase obligation is greater than other periods due to higher dealer inventories.  The RV repurchase obligation is significantly greater than the manufactured housing obligation due to a higher average cost per motor home and more units in dealer inventories. Past losses under these agreements have not been significant and lender repurchase demands have been funded out of working capital.  Through the first six months of fiscal year 2005, the Company repurchased $819,000 of product compared to $1.9 million for the same period in the prior year, with a repurchase loss of $246,000 incurred this year compared to a repurchase loss of $406,000 in the prior year.

Other:

In March 2002, Fleetwood entered into sale and leaseback agreements involving 22 manufactured housing retail stores. The agreements include contingent rental reset provisions which provide that, in the event that the Company’s credit rating falls below a certain level anytime prior to March 2005, the Company could be required, at the option of the lessors, to make accelerated rent payments equal to the unamortized principal of the lessors’ underlying debt.  Since entering into the agreement, the Company’s credit rating has fallen below the specified level, raising the possibility that the provision could be exercised in March 2005.  Certain lessors have provided notice that they intend to exercise the payment acceleration provision.  In aggregate, the accelerated payments would be approximately $20 million.

As of October 24, 2004, the Company was a party to seven limited guarantees, aggregating $2.8 million, to certain obligations of certain retailers to floorplan lenders.

Fleetwood is also a party to certain guarantees that relate to its credit arrangements.  These are more fully discussed in footnote 10 and in the Company’s fiscal 2004 Annual Report on Form 10-K.

Legal Proceedings:

The Company is regularly involved in legal proceedings in the ordinary course of our business.  Because of the uncertainties related to the outcome of the litigation and range of loss on cases other than breach of warranty, the Company is generally unable to make a reasonable estimate of the liability that could result from an unfavorable outcome.  In other cases, including products liability and personal injury cases, the Company prepares estimates based on historical experience, the professional judgment of our legal counsel, and other assumptions that are believed to be reasonable.  As additional information becomes available, the Company reassesses the potential liability related to pending litigation and revises the related estimates.  Such revisions and any actual liability that greatly exceeds the Company’s estimates could materially impact our results of operations and financial position.

Additional information about the status of legal proceedings is provided in Part II, Item 1 of this filing.

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

Overview

We are one of the nation’s leading manufacturers of recreational vehicles, and a leading producer and retailer of manufactured housing.  The RV Group or segment consists of the motor home and towable divisions.  The Housing Group or segment consists of the wholesale manufacturing and retail divisions.  We also provide financial services through our HomeOne Credit Corp. finance subsidiary and operate a supply subsidiary.

In fiscal 2003 and 2004, we sold 57,069 and 60,097 recreational vehicles, respectively.  In calendar 2003, we had a 16.8 percent share of the overall recreational vehicle market, consisting of a 17.9 percent share of the motor home market, and a 16.6 percent share of the towable market.

In fiscal 2003 and 2004, we shipped 22,176 and 20,859 manufactured homes, respectively, and were the second largest producer of HUD-Code homes in the United States in terms of units sold.  In calendar 2003, we had a 15.0 percent share of the manufactured housing wholesale market.

Our business began in 1950 producing travel trailers and quickly evolved to factory-built homes. We re-entered the recreational vehicle business with the acquisition of a travel trailer operation in 1964. Our manufacturing activities are conducted in 16 states within the U.S., and in one province of Canada. We distribute our manufactured products primarily through a network of independent dealers throughout the United States and Canada. In fiscal 1999, we entered the manufactured housing retail business through a combination of key acquisitions and internal development of new retail sales centers.  At October 24, 2004, we operated 121 retail sales locations in 21 states, and were the third largest retailer of manufactured homes in the United States.

Critical Accounting Policies

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles.  This requires us to make estimates and assumptions that affect the amounts reported in the financial statements and related notes.  We evaluate these estimates and assumptions on an ongoing basis using historical experience and various other factors that we believe are reasonable under the circumstances.  The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities.  Actual results could differ from these estimates under different assumptions or conditions.

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

For retail sales from Company-owned stores in the Housing Group, we recognize revenue when the home has been delivered, set up and accepted by the consumer, risk of ownership has been transferred and funds have been received either from the finance company or the homebuyer.

Warranty

We provide customers of our products with a warranty covering defects in material or workmanship for periods ranging from one to two years, with longer warranties on certain structural components. We record a liability based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. Factors we use in estimating the warranty liability include a history of units sold to customers, the average cost incurred to repair a unit and a profile of the distribution of warranty expenditures over the warranty period. A significant increase in dealer shop rates, the cost of parts or the frequency of claims could have a material adverse impact on our operating results for the period or periods in which such claims or additional costs materialize.

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

Deferred Taxes

Deferred tax assets and liabilities are determined based on temporary differences between income and expenses reported for financial reporting and tax reporting. We are required to record a valuation allowance to reduce our net deferred tax assets to the amount that we believe is more likely than not to be realized. In assessing the need for a valuation allowance, we historically have considered all positive and negative evidence, including scheduled reversals of deferred tax liabilities, prudent and feasible tax planning strategies, projected future taxable income and recent financial performance. Since we have had cumulative losses in recent years, the accounting guidance suggests that we should not look to future earnings to support the realizability of the net deferred tax assets. As a result, we concluded that a partial valuation allowance against our deferred tax assets was appropriate.  Accordingly, as of fiscal year-end 2004, we recognized a valuation allowance that reduced the carrying amount of the net deferred tax assets to $74.8 million.  The book value of the net deferred tax assets was supported by the availability of various tax strategies which, if executed, were expected to generate sufficient taxable income to realize the remaining assets.  We continue to believe that the combination of all positive and negative factors will enable us to realize the full value of the deferred tax assets; however, it is possible that the extent and availability of tax planning strategies will change over time and impact this evaluation.  We had previously noted a potentially beneficial development that provided for the carryback of net operating losses generated in prior fiscal years.  At this time, it appears highly unlikely that such a provision will be enacted into law and we will continue to look to future earnings to support the realizability of the net deferred tax assets.  If, after future assessments of the realizability of our deferred tax assets, we determine that an adjustment is required, we would record the provision or benefit in the period of such determination. As of October 24, 2004, the carrying amount of the net deferred tax assets was $75.9 million, an increase of $1.1 million from year-end.

Repurchase Commitments

Producers of recreational vehicles and manufactured housing customarily enter into repurchase agreements with lending institutions that provide wholesale floorplan financing to independent dealers.  Our agreements generally provide that, in the event of a default by a dealer in its obligation to these credit sources, we will repurchase vehicles or homes sold to the dealer that have not been re-sold to the retail customer.  With most repurchase agreements our obligation ceases when the amount for which we are contingently liable to the lending institution has been outstanding for more than 12, 18 or 24 months, depending on the terms of the agreement.  The contingent liability under these agreements approximates the outstanding principal balance owed by the dealer for units subject to the repurchase agreement less any scheduled principal payments waived by the lender.  Although the maximum potential contingent repurchase liability approximated $155 million for inventory at manufactured housing dealers and $537 million for inventory at RV dealers as of October 24, 2004, the risk of loss is reduced by the potential resale value of any products that are subject to repurchase, and is spread over numerous dealers and financial institutions.  The gross repurchase obligation will vary depending on the season and the level of dealer inventories.  Typically, the fiscal third quarter repurchase obligation is greater than other periods due to higher dealer inventories.  The RV repurchase obligation is significantly greater than the manufactured housing obligation due to a higher average cost per motor home and more units in dealer inventories.  Past losses under these agreements have not been significant and lender repurchase demands have been funded out of working capital.  We have had the following repurchase activity:

	26 Weeks Ended		Fiscal Years
	Oct. 24, 2004	Oct. 26, 2003	2004	2003	2002
	(Dollars in millions)

Units	36	104	177	182	417

Repurchase amount	$0.8	$1.9	$3.7	$4.4	$10.5

Loss recognized	$0.2	$0.4	$0.6	$—	$2.1

Results of Operations

The following table sets forth certain statements of operations data expressed as a percentage of net sales for the periods indicated:

	13 Weeks Ended		26 Weeks Ended
	Oct. 24, 2004	Oct. 26, 2003	Oct. 24, 2004	Oct. 26, 2003

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	80.8	81.4	81.0	81.6

Gross profit	19.2	18.6	19.0	18.4
Operating expenses	(16.7)	(16.1)	(16.4)	(16.0)
Financial services expenses	(0.3)	(0.2)	(0.3)	(0.2)
Other, net	—	—	—	0.1

Operating income	2.2	2.3	2.2	2.2
Other income (expense)
Investment income	0.1	0.1	0.1	0.1
Interest expense	(1.1)	(1.7)	(1.0)	(1.7)
Other, net	—	—	(0.1)	—

Net income before income taxes	1.2	0.7	1.1	0.6
Provision for income taxes	(0.1)	(0.2)	(0.1)	(0.2)

Net income	1.1%	0.6%	1.0%	0.4%

Current Quarter Compared to Corresponding Quarter of Last Year

Consolidated Results:

The following table presents consolidated net sales by segment for the periods ended October 24, 2004 and October 26, 2003 (amounts in thousands):

	13 Weeks Ended
	Oct. 24, 2004	% of Net Sales	Oct. 26, 2003	% of Net Sales	Change
					Amount	%

RV	$450,280	63.1	$450,018	66.6	$262	0.1
Housing	244,109	34.3	214,329	31.8	29,780	13.9
Supply	16,172	2.3	9,288	1.4	6,884	74.1
Financial Services	2,121	0.3	1,108	0.2	1,013	91.4

Net sales	$712,682	100.0	$674,743	100.0	$37,939	5.6

Consolidated revenues rose 5.6 percent based on 13.9 percent growth in Housing Group sales, diluted by flat sales in the RV Group.  The benefits of a sound motor home market were offset by ongoing softness from the towable division.  The Housing Group continued to perform well based on strong wholesale revenues, derived in part from orders to meet the needs of hurricane victims in the Southeast.

Gross margin improved from 18.6 percent to 19.2 percent of sales mainly due to a shift to higher margin products, particularly in the motor home division, and to improved operating efficiencies at the wholesale housing division.

Operating expenses, which include selling, warranty and service, and general and administrative expenses, rose $10 million in the second quarter, and increased as a percentage of sales from 16.1 percent to 16.7 percent.  The increase as a percentage of sales from the prior year was primarily due to a $6.7 million increase in warranty and service expenses for both the RV and Housing businesses.  A $2.8 million increase in general and administrative costs was related in part to higher product development costs and workers’ compensation insurance.

Income from operations for the second quarter was $15.6 million compared to $15.2 million in the prior year.

Other expense, net, for the second quarter was $6.8 million compared to $10.5 million in the prior year.  During the first quarter, we completed various transactions related to the call for redemption of certain convertible preferred securities.  The retirement of these securities, partially offset by interest expense on the $100 million of senior subordinated convertible debentures issued in December 2003, contributed to a $3.8 million reduction of interest expense for the quarter when compared to the prior year.

The current year’s tax provision results from state tax liabilities in several states with no offsetting tax benefits in other states, such as Texas, where losses were the highest.  Overall, there is no federal provision because we have a net operating loss carryforward and have recorded a partial valuation allowance against the net deferred tax asset.

Recreational Vehicles:

The following table presents RV Group net sales by division for the periods ended October 24, 2004 and October 26, 2003 (amounts in thousands):

	13 Weeks Ended
	Oct. 24, 2004	% of Net Sales	Oct. 26, 2003	% of Net Sales	Change
					Amount	%

Motor homes	$302,296	67.1	$273,632	60.8	$28,664	10.5
Towables	147,984	32.9	176,386	39.2	(28,402)	(16.1)

Net sales	$450,280	100.0	$450,018	100.0	$262	0.1

Recreational vehicle sales remained flat when compared to last year’s October quarter, with an increase in motor homes being offset by a decline in towables.  Progress in the motor home division resulted from increased sales of higher-priced Class A products, combined with an increase in both the overall Class C market and our Class C market share.  Sales in the Southeast were adversely affected by inclement weather in that region.  Motor home sales increased by 10.5 percent to $302.3 million compared to $273.6 million in the prior year.  Towable sales declined by 16.1 percent to $148.0 million versus $176.4 million in the prior year.  Towable sales remain sluggish in part because of the delayed introduction of new 2005 models that began towards the end of the second quarter whereas competitors’ products were introduced earlier in the year.  Also, selected 2004 products appear to have been relatively over-featured and consequently more expensive than some competing models within their target market segment.  The release of additional 2005 products will continue in the third quarter.  Folding trailer sales declined 10.8 percent from the prior year to $28.4 million due to ongoing dealer concerns regarding the outcome of the Coleman litigation and continued industry weakness in this segment.

Gross margin decreased from 14.4 percent to 13.9 percent.  Retail sales incentives, which are deducted from revenues, increased by $7.3 million when compared with the prior year, reflecting more difficult market conditions.  Materials costs were impacted by rising commodity costs combined with inefficient materials utilization and higher obsolescence costs for towables.  Labor costs generally improved with a favorable product mix and lower overtime.

Operating expenses for the RV Group were $6.0 million higher and increased as a percentage of sales from 10.7 percent in the prior year to 12.0 percent for the current period.  The dollar increase was mainly due to increased warranty costs and higher investment in product development.

The RV Group earned $8.6 million of operating income compared to $16.4 million in the prior year.  Motor home operating income increased 3 percent to $15.1 million in the second quarter as a result of higher sales and improved margins, offset by higher warranty costs.  The towable division incurred an operating loss of $6.5 million in the current quarter, which was $8.2 million lower than the prior year’s income of $1.7 million.  This result was caused by a decline in unit sales, increased sales incentives and manufacturing inefficiencies caused by the lower volumes.

Manufactured Housing:

The following table presents Housing Group net sales by division for the periods ended October 24, 2004 and October 26, 2003 (amounts in thousands):

	13 Weeks Ended
		% of		% of	Change
	Oct. 24, 2004	Net Sales	Oct. 26, 2003	Net Sales	Amount	%

Wholesale	$213,877	87.6	$181,042	84.5	$32,835	18.1
Retail	64,628	26.5	69,731	32.5	(5,103)	(7.3)
Intercompany	(34,396)	(14.1)	(36,444)	(17.0)	2,048	(5.6)

Net sales	$244,109	100.0	$214,329	100.0	$29,780	13.9

Results for the wholesale division include sales to our retail division.  Transactions between these operating divisions are eliminated in consolidation, including any intercompany profit in retail division inventory.

Housing Group revenues for the quarter increased by 13.9 percent to $244.1 million.  This improvement generated a profit of $4.8 million compared to a loss of $2.5 million in the prior year, after deducting changes to intercompany profit on retail inventory of $474,000 and $223,000, respectively.

Wholesale Operations:

Manufactured homes are sold as single-section or multi-section units.  Multi-section units typically are built in two, three or four sections.  The improvement in sales reflects both higher home sales and average selling price per home.  Manufacturing unit volume increased 21 percent to 6,680 homes.  The total number of sections sold increased by 4 percent from last year to 10,647, as a result of higher sales combined with a shift in sales mix to more single-section homes.  This shift and the overall sales increase were attributable, in part, to sales through a dealer for the relief of hurricane victims in the Southeast and to community and park operators.  Despite the positive effect of weather-related sales this quarter, the underlying manufactured housing market continued to be adversely affected by limited availability of affordable retail financing and some competition from repossessed units.

Gross profit margins increased to 25.1 percent, due in part to manufacturing efficiencies attributed to the higher volume.

Operating expenses increased $6.3 million but remained flat as a percentage of sales. The wholesale division operating profit of $11.7 million, before adjusting for intercompany profit, was $5.6 million higher than the prior year due to higher sales and gross margins.

Retail Operations:

Retail housing revenues fell by 7 percent in the second quarter to $64.6 million on a 17.9 percent decrease in unit sales.  The sale of more multi-section homes contributed to the higher selling price.  Gross margin improved from 20.1 percent in the prior year to 20.8 percent for the second quarter, in part due to lower sales of aged inventory.  The retail division incurred an operating loss of $6.4 million for the current quarter compared to a loss of $8.4 million a year ago.  The operating loss was lower than the prior year mainly due to a decrease in operating expenses.  Interest expense on inventory financing increased slightly from $525,000 to $619,000.

The following table presents key operational information for the Retail division:

	Quarter Ended(1)
	Sept. 2004	Sept. 2003

Number of retail stores
Beginning	124	133
New	6	3
Closed	(8)	(2)
Transfers	(1)	—
Ending	121	134

Average number of retail stores	122	134

Unit volume
Retail – new
Single-section	186	218
Multi-section	814	999
Subtotal	1,000	1,217
Retail – pre-owned	141	172
Grand total	1,141	1,389

Average number of homes sold per store	9.3	10.4
Average sales price
New
Single-section	$32,515	$29,576
Multi-section	$66,095	$59,949
Pre-owned	$20,529	$16,840
Average unit inventory per store at quarter end
New	17	18
Pre-owned	3	3

(1)  The above information is as of Fleetwood Retail Corp.’s (FRC) fiscal quarter end, which is the last day in September.

Supply Operations:

The Supply Group contributed gross second quarter revenues of $65.8 million compared to $54.0 million a year ago, of which $16.2 million and $9.3 million, respectively, were sales to third party customers.  Operating income rose from $402,000 in the prior year to $1.7 million in the current quarter mainly due to the increased sales.

Current Year-to-Date Compared to Corresponding Period of Last Year

Consolidated Results:

The following table presents consolidated net sales by segment for the six-month periods ended October 24, 2004 and October 26, 2003 (amounts in thousands):

	26 Weeks Ended
		% of		% of	Change
	Oct. 24, 2004	Net Sales	Oct. 26, 2003	Net Sales	Amount	%

RV	$935,983	64.9	$886,551	67.1	$49,432	5.6
Housing	470,480	32.7	414,637	31.4	55,843	13.5
Supply	30,232	2.1	17,694	1.3	12,538	70.9
Financial Services	3,746	0.3	1,992	0.2	1,754	88.1

Net sales	$1,440,441	100.0	$1,320,874	100.0	$119,567	9.1

Consolidated revenues rose 9.1 percent based on 5.6 percent growth in the RV business and a 13.5 percent improvement in Housing Group sales.  A strong motor home market and improved products, offset by weak towable sales, drove the increase in RV revenues.  The Housing Group outperformed a sluggish market, in part due to sales to community and park operators as well as weather-related sales in the Southeast.

Gross margin improved from 18.4 percent to 19.0 percent of sales mainly due to a shift to higher margin products, particularly in the motor home division, and higher production volumes generated manufacturing efficiencies in the wholesale housing division.

Operating expenses, which include selling, warranty and service and general and administrative expenses, rose $25.2 million in the first six months, and increased as a percentage of sales from 16.0 percent to 16.4 percent.  The increase as a percentage of sales from the prior year was primarily due to an increase in warranty and service expense of $10.7 million.  Selling expenses increased $4.8 million, primarily due to higher sales and the cost of market research and dealer support initiatives.  The $9.7 million increase in general and administrative costs related in part to higher product development costs, workers’ compensation insurance and incentive compensation.  Additionally, other operating expenses in the first quarter of the prior year were reduced by $724,000 of gains, primarily from the sale of an idle facility.

Income from operations for the first six months was $31.8 million compared to a $28.6 million in the prior year.

Other expense, net, for the first six months was $15.4 million compared to $20.7 million in the prior year.  During the first quarter, we completed various transactions related to the call for redemption of certain convertible preferred securities.  The retirement of these securities, partially offset by interest expense on the $100 million of senior subordinated convertible debentures issued in December 2003, contributed to a $7.3 million reduction of interest expense for the quarter when compared to the prior year.  Other expense, net, also includes a premium of $1.6 million paid in excess of interest accrued on the convertible preferred securities related to either the 3 percent redemption premium or privately negotiated incentive payments to convert certain holdings prior to the redemption date.

The current year’s tax provision results from state tax liabilities in several states with no offsetting tax benefits in other states, such as Texas, where losses were the highest.  Overall, there is no federal provision because we have a net operating loss carryforward and have recorded a partial valuation allowance against the net deferred tax asset.

Recreational Vehicles:

The following table presents RV Group net sales by division for the periods ended October 24, 2004 and October 26, 2003 (amounts in thousands):

	26 Weeks Ended
		% of		% of	Change
	Oct. 24, 2004	Net Sales	Oct. 26, 2003	Net Sales	Amount	%

Motor homes	$620,209	66.3	$530,894	59.9	$89,315	16.8
Towables	315,774	33.7	355,657	40.1	(39,883)	(11.2)

Net sales	$935,983	100.0	$886,551	100.0	$49,432	5.6

Recreational vehicle sales rose 5.6 percent to $936.0 million in the first six months, compared to $886.6 million for the prior year.  This progress results from increased sales of higher-priced Class A products, combined with an increase in both the overall Class C market and our Class C market share.  Motor home sales increased by 16.8 percent to $620.2 million compared to $530.9 million in the prior year.  Towable sales declined by 11.2 percent to $315.8 million versus $355.7 million in the prior year, in part because of the delayed introduction of our new 2005 models that began late in our second quarter whereas competitive products were introduced earlier in the year.  Also, selected 2004 products appear to have been relatively over-featured and consequently more expensive than some competing models within their target market segment.  Folding trailer sales declined 8.3 percent from the prior year to $49.7 million due to ongoing dealer concerns regarding the outcome of the Coleman litigation and continued industry weakness in this segment.

Gross margin improved from 14.2 percent to 14.4 percent.  A shift towards higher-priced motor home products helped improve margins, offset by higher retail sales incentives in the second quarter.  Materials costs were impacted by manufacturing inefficiencies for towable products and by higher commodity costs, although product surcharges provided some relief.  Labor costs generally improved with increased sales and greater production efficiencies.

Operating expenses for the RV Group were $16.7 million higher and increased as a percentage of sales from 10.6 percent in the prior year to 11.8 percent for the current period.  The dollar increase was mainly due to higher selling expenses related to marketing initiatives to support dealer sales promotions, increased warranty and service costs, higher investment in product development, and a gain on sale of fixed assets which reduced expenses in the prior year.

The RV Group earned $24.2 million of operating income, compared to $32.1 million in the prior year.  Motor home operating income increased 20 percent to $32.0 million in the first six months as a result of higher sales and improved margins.  The towable division incurred an operating loss of $7.8 million in the first six months, which was $13.1 million lower than the prior year’s income of $5.3 million, primarily due to the lower sales, higher retail sales incentives, manufacturing inefficiencies and a gain of $726,000 on the sale of an idle facility in the prior year.

Manufactured Housing:

The following table presents Housing Group net sales by division for the six-month periods ended October 24, 2004 and October 26, 2003 (amounts in thousands):

	26 Weeks Ended
		% of		% of	Change
	Oct. 24, 2004	Net Sales	Oct. 26, 2003	Net Sales	Amount	%

Wholesale	$409,564	87.1	$350,809	84.6	$58,755	16.7
Retail	131,333	27.9	127,335	30.7	3,998	3.1
Intercompany	(70,417)	(15.0)	(63,507)	(15.3)	(6,910)	10.9

Net sales	$470,480	100.0	$414,637	100.0	$55,843	13.5

Results for the wholesale division include sales to our retail division.  Transactions between these operating divisions are eliminated in consolidation including any intercompany profit in retail division inventory.

Housing Group revenues for the first six months increased by 14 percent to $470.5 million.  This improvement generated a profit of $5.2 million compared to a loss of $8.5 million in the prior year, after deducting changes to intercompany profit on retail inventory of $(145,000) and $395,000, respectively.

Wholesale Operations:

The improvement in sales reflects both higher home sales and average selling price per home.  Manufacturing unit volume increased 17 percent to 12,744 homes.  The total number of sections sold increased by 6 percent from last year to 21,195, as a result of higher sales combined with a shift in sales mix to more single-section homes.  This shift and the overall sales increase were attributable, in part, to sales to hurricane victims in the Southeast and to community and park operators.  Despite the positive effect of weather-related sales this quarter, the underlying manufactured housing market continued to be adversely affected by limited availability of retail financing and competition from repossessed units, as well as competition from conventional builders due to low mortgage rates.

Gross profit margins increased from 23.0 percent to 24.1 percent, due in part to manufacturing efficiencies caused by the higher production volume.

Operating expenses increased $8.2 million but improved by 1.0 percent as a percentage of sales. The wholesale division operating profit of $17.8 million, before adjusting for intercompany profit, was $9.8 million higher than the prior year due to higher sales and gross margins and lower operating costs as a percentage of sales.

Retail Operations:

Retail housing revenues rose 3 percent in the first six months to $131.3 million on an 8.3 percent decrease in unit sales.  The sale of more multi-section homes contributed to the higher selling price and improved sales revenues.  Gross margin increased slightly from 20.3 percent to 20.6 percent, despite ongoing efforts to reduce aged inventory earlier in the fiscal year.  The retail division incurred an operating loss of $12.4 million for the first six months compared to a loss of $16.9 million a year ago.  The operating loss was lower than the prior year mainly due to an increase in revenues and gross margins along with a decrease in operating expenses.  Interest expense on inventory financing increased slightly from $1.0 million to $1.1 million.

Supply Operations:

The Supply Group contributed revenues of $129.3 million for the first six months compared to $101.7 million in the prior year, of which $30.2 million and $17.7 million, respectively, were sales to third party customers.  Operating income rose from $1.1 million in the prior year to $2.8 million in the first six months mainly due to the increased sales.

Business Outlook

Positive acceptance of our diesel and mid- to high-line Class A gas motor home products as well as our Class C products has been reflected in increased sales and higher production rates, resulting in improved motor home earnings.  The sustained period of growth for motor homes showed some signs of moderating, though the weather conditions in the Southeast during the second quarter were a contributing factor.  Although towable shipments were slower than expected during the second quarter, we anticipate improvements in these operations as a result of several pending initiatives.  New product introductions are ongoing and are expected to improve our shipments and market share later in the fiscal year.  The new towable products are intended to target price points where we are currently underperforming and are designed for manufacturability, with an emphasis on material and labor efficiencies, in addition to affordability and continued customer appeal.  In addition, early in the third quarter we announced the closure of one manufacturing facility and have generally eased production rates so as to reduce factory inventories and to accomodate seasonally lower demand.  We also anticipate that the recent positive legal developments regarding the folding trailer products and the injunction against any competitor using the Coleman name will enhance confidence in our dealer network for these products and reverse recent adverse sales and market share trends.  We are seeing some seasonal softness in the overall RV market, which may have been impacted by the effects on consumer confidence of increasing interest rates, high gas prices, slower growth in disposable incomes and global tensions as well as the impact of inclement weather during the second quarter in the Southeast region.  In the longer term, favorable demographics suggest sustainable growth could be realized through the end of the decade as baby boomers begin to reach the age brackets that historically have accounted for the bulk of retail RV sales.

Conditions in the manufactured housing market have been in decline since 1999. Competition from repossessed homes, more stringent lending standards, relatively high retail interest rates for manufactured housing and a shortage of retail financing have adversely affected the industry.  Industry home shipments for the nine months ended September 30, 2004, however, were down only slightly compared to the prior year, suggesting that the industry has stabilized even though the prospects for an immediate recovery have not yet been demonstrated.

There are indications that inventories of foreclosed homes are declining.  However, we expect to continue to compete with sales of repossessed homes in the near term.  New national lenders have begun providing manufactured housing retail financing, although in limited amounts and using unusually conservative underwriting practices.  Certain regions present reason for optimism, but order backlogs continue to be inconsistent across the United States.  Depending on the extent of the financing actually generated as a result of these and other developments, and combined with financing made available through Fleetwood’s own HomeOne Credit Corp. finance subsidiary, it is anticipated that manufactured housing industry conditions should improve, albeit slowly.  We will also continue to pursue other opportunities, such as sales to community and park operators.  The hurricane damage in the Southeast has generated some incremental short-term demand for manufactured housing products.  Longer term, the demand for affordable housing is expected to grow as a result of increased immigration and as greater numbers of baby boomers reach retirement age.  Management continues to believe in the future of the manufactured housing industry as improvements in engineering and design continue to position manufactured homes as desirable and increasingly viable options in meeting the demands for affordable housing in new markets, such as inner-city and suburban sites, as well as in existing markets such as rural areas and in manufactured housing communities and parks.

For fiscal 2005, we expect to be profitable based on the performance of the motor home and wholesale housing divisions, although we still expect to incur operating losses at the towable and housing retail divisions. We also expect to incur a net loss in our third quarter due to the seasonal slowdown but anticipate that we will show improvement in year-over-year results for both the third quarter and the fiscal year.

Liquidity and Capital Resources

We use external funding sources, including the issuance of debt and equity instruments, to supplement working capital, fund capital expenditures and meet internal cash flow requirements on an as-needed basis.  Cash totaling $87.1 million was used in operating activities during the first six months of fiscal 2005 compared to a use of cash of $11.7 million for the similar period one year ago.  Most of these funds were used for working capital needs, primarily inventory and receivables.  Receivables increased by $53.9 million due to higher sales, as well as certain sales related to the hurricane damage in the Southeast, which were on 30-day terms, rather than our usual 15 days.  A component of the raw materials and work-in-progress inventory buildup relates to the additional paint facilities that were added at two of our motor home plants.  A significant portion of the finished goods increase was unanticipated and relates to lower-than-expected motor home and towable sales at quarter-end.

Capital expenditures, net for the first six months were $19.6 million compared to $5.5 million in the prior year.  The completion of two state-of-the-art paint facilities accounted for the largest component of these expenditures.  Loans funded by HomeOne Credit Corp., our finance subsidiary, during the first six months were $17 million.  During the same period, the finance subsidiary increased borrowings under the warehouse line of credit in the amount of $23.5 million.  HomeOne had an outstanding balance on this line, which expires on December 28, 2004, of $28.2 million as of quarter-end.  It is expected that the facility will be renewed or replaced in the normal course of business; however, no assurance can be made that we will be successful in our efforts to either renew or obtain a similar facility.  HomeOne has also entered into a new warehouse line of credit with a second lender that provides up to $25 million in funding, that expires on September 21, 2005.

The amount outstanding under the convertible subordinated debentures decreased by $62.6 million to $210.1 million during the first six months.  In the first quarter, we paid $22.2 million in cash to redeem a portion of these securities and the remaining $40.4 million were converted to common stock.

The $6.5 million increase in long-term debt related primarily to the long-term portion of a five-year capital lease for RV manufacturing equipment at the new paint facilities valued at approximately $8.7 million.  The lease arrangement is collateralized by a secured interest in the equipment and certain real estate.

Capital expenditures for the next 12 months are estimated to be $45 million.  As discussed in more detail in footnote 12 to the condensed consolidated financial statements, we may be required to make a prepayment of up to $20 million in rent on 22 manufactured housing retail stores during the fourth quarter.

At the end of the fiscal quarter, cash and marketable securities totaled $40.1 million, a reduction of $83.7 million from fiscal year end.  We believe the combination of our current holdings of cash and short-term marketable investments, estimated future cash flows from operations and existing credit facilities will be sufficient to satisfy our foreseeable cash requirements for the next 12 months.

Contracts and Commitments

Below is a table showing payment obligations for long-term debt, capital leases, operating leases and purchase obligations for the next five years and beyond (amounts in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years

Long-term debt (excluding capital lease obligations)	$101,993	$—	$346	$286	$101,361

Capital lease obligations	9,494	1,172	4,115	3,858	349

Operating leases (1)(2)	60,519	6,193	17,529	11,130	25,667

Purchase obligations (3)	6,532	6,532	—	—	—

Other long-term liabilities:
Deferred compensation and non-qualified retirement plans	50,798	8,234	10,966	8,625	22,973
Insurance reserves	32,693	32,693	—	—	—
Convertible subordinated debentures	210,142	—	—	—	210,142

Total	$472,171	$54,824	$32,956	$23,899	$360,492

(1)                Most of our retail sales locations and certain of our other facilities are leased under terms that range from monthly to 18 years.  The amounts above also include equipment leases.  Management expects that in the normal course of business, leases will be renewed or replaced by other leases for the continuing operations.

(2)                Footnote 12 to our condensed consolidated financial statements discuss in more detail the potential acceleration of up to $20 million in rent prepayments on 22 manufactured housing retail stores.  The impact of this potential payment is not reflected in the table.

(3)                We have an operating agreement with a large dealer which manages 25 retail store locations for FRC.  Either party may terminate the agreement by giving written notice 120 days in advance of the date of the termination.  If termination notice is provided, we are obligated to repurchase the outstanding inventory at that time for the amount of the dealer’s obligation to its flooring institution.  Similarly, an equivalent amount is included in the aggregate repurchase obligation described in footnote 12 to our consolidated condensed financial statements contained elsewhere in this Report.  That repurchase obligation would become due and payable to the flooring institution only in the event the dealer defaults prior to its agreements with Fleetwood being terminated.

Off-Balance Sheet

We describe our aggregate contingent repurchase obligation as well as other off-balance sheet obligations at footnote 12 to our consolidated condensed financial statements and, as to repurchase commitments, under Critical Accounting Policies described earlier in this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Under the senior credit facility, Fleetwood Enterprises, Inc. is a guarantor of the borrowings of Fleetwood Holdings, Inc. (FHI) and Fleetwood Retail Corp. (FRC).  FHI includes the manufacturing wholly owned subsidiaries and FRC includes the retail housing subsidiaries.  Only the FRC parent company, however, and seven of the retail subsidiaries are included with FHI as borrowers under the loan and covered under the guarantee.  In addition, Fleetwood Enterprises, Inc. guarantees FRC’s floorplan obligation to Textron Financial Corporation and Bombardier Capital pursuant to FRC’s wholesale financing agreement with the two flooring institutions.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks related to fluctuations in interest rates on marketable investments, investments underlying a Company-owned life insurance program (COLI), variable rate debt under the secured credit facility and the liability for flooring of manufactured housing retail inventories and the warehouse line of credit.  With respect to the COLI program, the underlying investments are subject to both interest rate risk and equity market risk.  Market-related changes to our 6% convertible trust preferred securities indirectly may impact the amount of the deferred tax valuation allowance, which is currently dependent on available tax strategies, including the unrealized gains on these securities.  We do not currently use interest rate swaps, futures contracts or options on futures, or other types of derivative financial instruments.

The vast majority of our marketable investments are in institutional money market funds or fixed rate securities with average original maturity dates of approximately two weeks, minimizing the effect of interest rate fluctuations on their fair value.

For variable rate debt, changes in interest rates generally do not influence fair market value, but do affect future earnings and cash flows. Based upon the amount of variable rate debt outstanding at the end of the second quarter, and holding the variable rate debt balance constant, each one percentage point increase in interest rates occurring on the first day of an annual period would result in an increase in interest expense of approximately $814,000. For both fixed rate loans and debt, changes in interest rates generally affect the fair market value, but not earnings or cash flows. Changes in fair market values as a result of interest rate changes are not currently expected to be material.

We do not believe that future market equity or interest rate risks related to our marketable investments or debt obligations will have a material impact on our results.

Item 4. Controls and Procedures

The Company’s management evaluated, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Report. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of October 24, 2004.

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended October 24, 2004, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II         OTHER INFORMATION

Item 1.  Legal Proceedings

As previously reported, we filed a complaint in state court in Kansas, in the 18th Judicial District, District Court, Sedgewick County, Civil Department, against The Coleman Company, Inc. (Coleman) in connection with a dispute over the use of the “Coleman” brand name.  Our lawsuit seeks declaratory and injunctive relief.  On June 6, 2003, Coleman filed an answer and counterclaimed against us alleging various counts, including breach of contract and trademark infringement.  On November 17, 2004, after a hearing, the Court granted our request for a permanent injunction against Coleman prohibiting Coleman from licensing the Coleman name for recreational vehicles.  Trial in other matters with Coleman is now set for December 7, 2004.  We intend to aggressively pursue this litigation and provide a vigorous defense to the counterclaim by Coleman.  It is not possible at this time to properly assess the risk of an adverse verdict or the magnitude of the possible exposure.

Item 4.  Submission of Matters to a Vote of Security Holders

At Fleetwood’s Annual Meeting of Shareholders held on September 14, 2004, the following three directors were elected to three-year terms on Fleetwood’s Board of Directors:  Paul D. Borghesani, Edward B. Caudill and Thomas B. Pitcher.  The following directors continued in office after the meeting, but were not elected at the meeting:  Loren K. Carroll, Margaret S. Dano, Dr. James L. Doti, David S. Engelman, J. Michael Hagan, Dr. Douglas M. Lawson, John T. Montford and Daniel D. Villanueva.

The shareholder votes on the elections were as follows:

	For	Withheld

Paul D. Borghesani	50,278,754	1,016,833

Edward B. Caudill	49,936,914	1,358,673

Thomas B. Pitcher	49,896,267	1,399,320

The total number of shares of Fleetwood common stock outstanding as of July 26, 2004, the record date for the Annual Meeting, was 55,374,843.

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

December 3, 2004