Form 10-Q
period 2005-01-23
FLEETWOOD ENTERPRISES INC/DE/
filed 2005-03-03
CIK 314132

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC   20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 23, 2005

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

Yes    ☒     No    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule12b-2 of the Exchange Act).

Yes    ☒     No    ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at March 1, 2005
Common stock, $1 par value	55,566,657 shares

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Fleetwood Enterprises, Inc.

We have reviewed the condensed consolidated balance sheet of Fleetwood Enterprises, Inc. and subsidiaries as of January 23, 2005, the related condensed consolidated statements of operations for the thirteen-week and thirty-nine week periods ended January 23, 2005 and January 25, 2004, the condensed consolidated statements of cash flows for the thirty-nine week periods ended January 23, 2005 and January 25, 2004, and the condensed consolidated statement of changes in shareholders’ equity for the thirty-nine week period ended January 23, 2005. These financial statements are the responsibility of the Company’s management.

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

/s/ Ernst & Young LLP

Orange County, California
February 25, 2005

FLEETWOOD ENTERPRISES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands except per share data)

	13 Weeks Ended				39 Weeks Ended
	January 23, 2005		January 25, 2004		January 23, 2005		January 25, 2004
Net Sales:
RV Group	$342,591		$410,006		$1,278,574		$1,296,557
Housing Group	207,426		176,540		677,906		591,177
Supply Group	12,711		9,756		42,943		27,450
Financial Services	2,188		1,448		5,934		3,440
	564,916		597,750		2,005,357		1,918,624

Cost of products sold	474,147		491,223		1,641,520		1,569,586
Gross profit	90,769		106,527		363,837		349,038

Operating expenses	123,076		107,420		359,986		319,142
Financial services expenses	2,346		1,659		6,516		4,552
Other, net	13,615		(3,966)		13,798		(4,661)
	139,037		105,113		380,300		319,033

Operating income (loss)	(48,268)		1,414		(16,463)		30,005

Other income (expense):
Investment income	1,020		617		2,030		2,007
Interest expense	(7,772)		(11,818)		(22,535)		(33,922)
Other, net	—		—		(1,608)		—
	(6,752)		(11,201)		(22,113)		(31,915)

Loss before income taxes	(55,020)		(9,787)		(38,576)		(1,910)
Benefit (provision) for income taxes	331		(384)		(1,310)		(2,587)

Net loss	$(54,689)		$(10,171)		$(39,886)		$(4,497)

	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted

Net loss per common share	$(.99)	$(.99)	$(.26)	$(.26)	$(.72)	$(.72)	$(.12)	$(.12)

Weighted average common shares	55,492	55,492	38,871	38,871	55,193	55,193	36,977	36,977

See accompanying notes to condensed consolidated financial statements.

FLEETWOOD ENTERPRISES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except share data)

	January 23, 2005	April 25, 2004
	(Unaudited)
Assets
Cash	$1,317	$14,090
Marketable investments - available for sale	28,058	109,732
Receivables	208,680	184,687
Inventories.	362,809	262,810
Deferred taxes, net	56,905	56,904
Other current assets	14,510	20,256

Total current assets	672,279	648,479

Finance loans receivable, net	65,391	43,291
Property, plant and equipment, net	262,427	259,052
Deferred taxes, net	17,858	17,859
Cash value of Company-owned life insurance, net	39,689	48,809
Goodwill	6,316	6,316
Other assets	47,901	51,903

Total assets	$1,111,861	$1,075,709

Liabilities and Shareholders’ Equity
Accounts payable	$81,332	$98,804
Employee compensation and benefits	72,638	70,222
Product warranty reserve	60,641	53,921
Retail flooring liability	32,720	21,868
Other short-term borrowings	92,712	10,451
Accrued interest	47,732	38,868
Other current liabilities	87,414	77,954

Total current liabilities	475,189	372,088

Deferred compensation and retirement benefits	41,477	49,473
Insurance reserves	32,628	32,916
Long-term debt	108,253	102,159
Convertible subordinated debentures	210,142	272,791

Total liabilities	867,689	829,427

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $1 par value, authorized 10,000,000 shares, none outstanding	—	—
Common stock, $1 par value, authorized 150,000,000 shares, outstanding 55,544,000 at January 23, 2005, and 52,075,000 at April 25, 2004	55,544	52,075
Additional paid-in capital	422,225	390,107
Accumulated deficit	(235,223)	(195,337)
Accumulated other comprehensive income (loss)	1,626	(563)

Total shareholders’ equity	244,172	246,282

Total liabilities and shareholders’ equity	$1,111,861	$1,075,709

See accompanying notes to condensed consolidated financial statements.

FLEETWOOD ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	39 Weeks Ended
	January 23, 2005	January 25, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(39,886)	$(4,497)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	20,113	17,826
Amortization of financing costs	1,109	4,217
Gains on sale of property, plant and equipment	(1,202)	(4,661)
Non-cash charge for interest on conversion of trust preferred securities	19	—
Changes in assets and liabilities:
Increase in receivables	(23,993)	(55,193)
Increase in finance loans receivable	(22,100)	(25,258)
Increase in inventories	(99,999)	(17,153)
Increase in income tax receivable	(2,679)	(940)
Decrease in cash value of Company-owned life insurance	9,120	5,517
(Increase) decrease in other assets	2,574	(8,200)
Increase (decrease) in accounts payable	(17,472)	2,523
Decrease in employee compensation and benefits	(5,580)	(2,019)
Increase (decrease) in product warranty reserve	6,720	(6,320)
Increase (decrease) in other liabilities	18,423	(4,387)

Net cash used in operating activities	(154,833)	(98,545)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of investment securities available-for-sale	(559,422)	(598,920)
Proceeds from sale of investment securities available-for-sale	641,095	568,178
Purchases of property, plant and equipment	(28,642)	(16,390)
Proceeds from sales of property, plant and equipment	6,356	8,529

Net cash provided by (used in) investing activities	59,387	(38,603)

CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of common stock	—	24,930
Increase in retail flooring	10,852	3,992
Increase (decrease) in short-term borrowings	82,261	(16,054)
Redemption of convertible subordinated debentures	(20,767)	—
Increase in long-term debt	6,094	99,854
Proceeds from exercise of stock options	2,044	4,074

Net cash provided by financing activities	80,484	116,796

Foreign currency translation adjustment	2,189	2,249

Decrease in cash	(12,773)	(18,103)
Cash at beginning of period	14,090	31,515

Cash at end of period	$1,317	$13,412

See accompanying notes to condensed consolidated financial statements.

FLEETWOOD ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES
IN SHAREHOLDERS’ EQUITY
(Unaudited)
(Amounts in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number of Shares	Amount

Balance April 25, 2004	52,075	$52,075	$390,107	$(195,337)	$(563)	$246,282

Comprehensive loss:

Net loss	—	—	—	(39,886)	—	(39,886)

Other comprehensive income:

Foreign currency translation, net of taxes of $1,536	—	—	—	—	2,189	2,189

Comprehensive loss						(37,697)

Conversion of subordinated debentures to common stock	3,191	3,191	30,314	—	—	33,505

Stock options exercised	278	278	1,767	—	—	2,045

Amortization of restricted stock	—	—	37	—	—	37

Balance January 23, 2005	55,544	$55,544	$422,225	$(235,223)	$1,626	$244,172

See accompanying notes to condensed consolidated financial statements.

FLEETWOOD ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 23, 2005

(Unaudited)

1)                                      Basis of Presentation

Fleetwood Enterprises, Inc. (the “Company”) is one of the nation’s leading manufacturers of recreational vehicles and a leading producer and retailer of manufactured housing.  The RV Group consists of the motor home and towable divisions.  The Housing Group consists of the wholesale manufacturing and retail divisions.  The Company also provides financial services through its HomeOne Credit Corp. finance subsidiary (HomeOne) and operates a supply business, which provides components for the manufactured housing and recreational vehicle operations, while also generating outside sales.  The Company conducts manufacturing in 16 states within the U.S., and in one province in Canada.  The accompanying condensed financial statements consolidate the accounts of the Company and its wholly owned subsidiaries.  All significant intercompany balances and transactions have been eliminated.  Certain amounts previously reported have been reclassified to conform to the Company’s fiscal 2005 presentation.  Additionally, the increase in finance loans receivable in the statements of cash flow has been updated for all periods presented to reflect a preferred presentation of loan originations by HomeOne as net cash used in operating activities rather than investing activities, as was previously the case.

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

In the opinion of the Company’s management, the accompanying condensed consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position at January 23, 2005, and the results of operations for the thirteen and thirty-nine week periods ended January 23, 2005, and January 25, 2004.  The condensed consolidated financial statements do not include footnotes and certain financial information normally presented annually under U.S. generally accepted accounting principles and, therefore, should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended April 25, 2004.  The Company’s business is seasonal and its results of operations for the thirteen and thirty-nine week periods ended January 23, 2005, are not necessarily indicative of results to be expected for the full year.

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

The components of the net periodic post-retirement benefit cost are as follows (amounts in thousands):

	13 Weeks Ended		39 Weeks Ended
	Jan. 23, 2005	Jan. 25, 2004	Jan. 23, 2005	Jan. 25, 2004

Service cost - benefits earned during the year	$111	$95	$333	$285
Interest cost on projected benefit obligation	178	164	534	494
Recognized net actuarial gain or loss	276	185	828	553
Amortization of unrecognized prior service cost	(379)	(229)	(1,136)	(687)
Net periodic post-retirement benefit cost	$186	$215	$559	$645

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

Share-Based Payment:

In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123R (SFAS 123R), “Share-Based Payment.”  Under previous practice, the reporting entity could account for share-based payment under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and disclose share-based compensation as if accounted for under the provisions of Statement of Financial Accounting Standard No. 123 (SFAS No. 123), “Accounting for Stock-Based Compensation.”  Under the provisions of SFAS No. 123R, a public entity is required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost is recognized over the period during which an employee is required to provide service in exchange for the award.

The Company expects to adopt SFAS No. 123R, effective with the beginning of the quarter ended October 30, 2005.  Adoption of the standard is currently expected to reduce fiscal 2006 earnings by an amount consistent with the reductions shown in recent pro forma disclosures provided under the provisions of SFAS No. 123.  Application of this pronouncement requires significant judgment regarding the assumptions used in the selected option pricing model, including stock price volatility and employee exercise behavior.  Most of these inputs are either highly dependent on the current economic environment at the date of grant or forward-looking over the expected term of the award.  As a result, the actual impact of adoption on future earnings could differ significantly from our current estimate.

3)                                      Industry Segment Information

Information with respect to industry segments is shown below (amounts in thousands):

	13 Weeks Ended Jan. 23, 2005	13 Weeks Ended Jan. 25, 2004	39 Weeks Ended Jan. 23, 2005	39 Weeks Ended Jan. 25, 2004

OPERATING REVENUES:

RV Group	$342,591	$410,006	$1,278,574	$1,296,557
Housing Group	207,426	176,540	677,906	591,177
Supply Group	12,711	9,756	42,943	27,450
Financial Services	2,188	1,448	5,934	3,440

	$564,916	$597,750	$2,005,357	$1,918,624

OPERATING INCOME (LOSS):

RV Group	$(33,495)	$9,521	$(9,342)	$41,601
Housing Group	(14,042)	(9,981)	(8,813)	(18,451)
Supply Group	590	2,935	3,362	4,077
Financial Services	(158)	(210)	(581)	(1,111)
Corporate and Other	(1,163)	(851)	(1,089)	3,889

	$(48,268)	$1,414	$(16,463)	$30,005

In addition to the third party revenues shown above, the Supply Group also generated the following intercompany revenues with the RV and Housing Groups:

	13 Weeks Ended Jan. 23, 2005	13 Weeks Ended Jan. 25, 2004	39 Weeks Ended Jan. 23, 2005	39 Weeks Ended Jan. 25, 2004

Supply intercompany revenues	$38,101	$39,234	$137,172	$123,211

The computation of operating income (loss) does not include non-operating income and expenses, interest expense or income taxes, which are generally associated with corporate and other.  Interest expense for the Company includes the following items that are attributable to operating segments:

	13 Weeks Ended Jan. 23, 2005	13 Weeks Ended Jan. 25, 2004	39 Weeks Ended Jan. 23, 2005	39 Weeks Ended Jan. 25, 2004

Housing Group – retail floorplan financing	$629	$473	$1,745	$1,483

Financial Services – warehouse line	$374	$—	$622	$—

4)                                      Income Taxes

The current year’s tax provision results from state tax liabilities in several states with no offsetting tax benefits in other states, such as Texas, where losses were the highest.  Overall, there is no federal provision because the Company has a net operating loss carryforward and has recorded a partial valuation allowance against the net deferred tax assets.  As of January 23, 2005, the carrying amount of the net deferred tax assets was $74.8 million, unchanged from April 25, 2004.

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

	13 Weeks Ended January 23, 2005		13 Weeks Ended January 25, 2004
	Income	Weighted Average Shares	Income	Weighted Average Shares
Basic and diluted loss	$(54,689)	55,492	$(10,171)	38,871

Anti-dilutive options and warrants available		6,291		6,306

Anti-dilutive convertible senior subordinated debentures		8,503		8,503

Anti-dilutive convertible subordinated debentures		4,131		21,631

	39 Weeks Ended January 23, 2005		39 Weeks Ended January 25, 2004
	Income	Weighted Average Shares	Income	Weighted Average Shares
Basic and diluted loss	$(39,886)	55,193	$(4,497)	36,977

Anti-dilutive options and warrants available		6,291		6,306

Anti-dilutive convertible senior subordinated debentures		8,503		8,503

Anti-dilutive convertible subordinated debentures		4,131		21,631

6)                                      Stock-Based Incentive Compensation

The Company accounts for stock-based incentive compensation plans using the intrinsic method under which no compensation cost is recognized for stock option grants as the options are granted at fair market value at the date of grant.  Had compensation costs for these plans been determined using the fair value method under which a compensation cost is recognized over the vesting period of the stock option based on its fair value at the date of grant (as determined using the Black-Scholes options pricing model), the Company’s net loss and loss per share would have been adjusted as indicated by the following table (amounts in thousands except per share data):

	13 Weeks Ended
	Jan. 23, 2005	Jan. 25, 2004

Net loss, as reported	$(54,689)	$(10,171)

Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(1,017)	(992)

Pro forma net loss	$(55,706)	$(11,163)

Basic and diluted loss per share, as reported	$(.99)	$(.26)

Basic and diluted loss per share, pro forma	$(1.00)	$(.29)

	39 Weeks Ended
	Jan. 23, 2005	Jan. 25, 2004

Net loss, as reported	$(39,886)	$(4,497)

Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(3,024)	(3,412)

Pro forma net loss	$(42,910)	$(7,909)

Basic and diluted loss per share, as reported	$(.72)	$(.12)

Basic and diluted loss per share, pro forma	$(.78)	$(.21)

7)                                      Inventory Valuation

Inventories are valued at the lower of cost (first-in, first-out) or market.  Manufacturing cost includes materials, labor and manufacturing overhead.  Retail finished goods are valued at intercompany purchase cost less intercompany manufacturing profit.  Inventories consist of the following (amounts in thousands):

	January 23, 2005	April 25, 2004
Manufacturing inventory-
Raw materials	$154,162	$121,285
Work in process	39,658	32,505
Finished goods	87,905	36,172

	281,725	189,962

Retail inventory-
Finished goods	97,965	88,946
Less manufacturing profit	(16,881)	(16,098)

	81,084	72,848

	$362,809	$262,810

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

	39 Weeks Ended
	Jan. 23, 2005	Jan. 25, 2004

Balance at beginning of period	$53,921	$62,137

Warranties issued and changes in the estimated liability during the period	72,179	49,776

Settlements made during the period	(65,459)	(56,096)

Balance at end of period	$60,641	$55,817

9)                                      Other Comprehensive Income (Loss)

Comprehensive income (loss) includes all revenues, expenses, gains, and losses that affect the capital of the Company aside from issuing or retiring shares of stock. Net income or loss is one component of comprehensive income. Based on the Company’s current activities, the only other components of comprehensive income consist of foreign currency translation gains or losses and changes in the unrealized gains or losses on marketable securities.

The difference between net loss and total comprehensive loss is shown below (amounts in thousands):

	13 Weeks Ended		39 Weeks Ended
	Jan. 23, 2005	Jan. 25, 2004	Jan. 23, 2005	Jan. 25, 2004

Net loss	$(54,689)	$(10,171)	$(39,886)	$(4,497)
Foreign currency translation	183	(127)	2,189	2,249
Unrealized gain (loss) on investments	(2)	2	—	33
Comprehensive income (loss)	$(54,508)	$(10,296)	$(37,697)	$(2,215)

10)                               Other Short-term Borrowings

Warehouse Lines of Credit:

As further discussed in the Company’s Annual Report on Form 10-K, our financial services subsidiary, HomeOne, entered into a facility to provide up to $75 million in warehouse funding.  The Company provided a limited guarantee of that facility.  The facility, which had a one-year term, expired on December 28, 2004.  The facility has been extended until March 15, 2005, in anticipation of being renewed or replaced with a similar facility in the normal course of business; however, no assurance can be made that HomeOne will be successful in its efforts to either renew or obtain a similar facility.  At January 23, 2005, HomeOne had borrowed $31.8 million related to this credit facility.

During September 2004, HomeOne entered into a warehousing credit and security agreement with Residential Funding Corporation (RFC) that provided up to $25 million in warehousing funding.  RFC recently announced its decision to exit the manufactured housing finance sector and a mutual agreement has been reached to terminate the facility.

Secured Credit Facility:

During May 2004, as discussed further in the Company’s Annual Report on Form 10-K, the secured credit facility with Bank of America was renewed and extended until July 31, 2007.  The amended and restated agreement provided for a revolving credit line for up to $150 million limited by the available borrowing base of eligible accounts receivable and inventories.  At the end of the fiscal quarter, the borrowing base totaled $162 million and outstanding borrowings were $59.4 million.  After consideration of standby letters of credit, collateral reserves and outstanding borrowings, unused borrowing capacity was approximately $34.0 million.

Subsequent to the end of the quarter, the Company entered into an amendment with its lending syndicate to the Company’s revolving credit facility.  The quarter’s results were such that the Company would have been out of compliance with the previous version of the financial performance covenant in the facility, and the changes address that covenant issue. Further, the amended facility provides greater borrowing flexibility by raising the overall limit on borrowings to $175 million from $150 million, with an additional seasonal increase from October to April to $200 million.  In addition, a limitation on borrowing against inventory within the Company’s asset borrowing base has been raised from $85 million to $110 million, with a seasonal increase to $135 million for the December through April time period.  The borrowing base will be supplemented by an additional $15 million once the Company provides additional real estate collateral to the bank group, which it intends to do shortly.

Borrowings are secured by receivables, inventory and certain other assets, primarily real estate and will be used for working capital and general corporate purposes.

The original facility was subject to a financial performance covenant only in the event that the Company’s average monthly liquidity, defined as cash, cash equivalents and unused borrowing capacity, fell below certain established limits.  The Company did not meet these established limits for the month of January, 2005, but it did satisfy the financial performance covenant, which was measured at that time by the Company’s performance for the four quarters ended October 24, 2004.  It was anticipated that the Company would not have exceeded the established liquidity limits when it reported its liquidity for the month of February, and so at that time it would not have been able to meet the original financial performance covenant, which would have been measured at that time by the Company’s performance in the quarter ended January 23, 2005.  The new facility retains similar liquidity requirements, but the financial performance covenants have been reset to levels that the Company currently expects will be achieved.

Under the senior credit facility, Fleetwood Enterprises, Inc. is a guarantor of the borrowings of Fleetwood Holdings, Inc. (FHI) and Fleetwood Retail Corp. (FRC).  FHI includes the manufacturing wholly owned subsidiaries and FRC includes the retail housing subsidiaries.  Only the FRC parent company, however, and seven of the retail subsidiaries are included with FHI as borrowers under the loan and covered under the guarantee.  In addition, Fleetwood Enterprises, Inc. guarantees FRC’s floorplan obligations to Textron Financial Corporation and Bombardier Capital pursuant to FRC’s wholesale financing agreement with the two flooring institutions.  The Textron agreement contains covenants that mirror the bank amendment and have been reset to agree with the new bank amendment.

11)                                Convertible Subordinated Debentures

As discussed further in the Company’s Annual Report on Form 10-K, the Company owned three Delaware business trusts that each issued a separate series of optionally redeemable convertible trust preferred securities convertible into shares of the Company’s common stock.  The combined proceeds from the sale of the securities and from the purchase by the Company of the common shares of the business trusts were tendered to the Company in exchange for a separate series of convertible subordinated debentures.  These debentures represented the sole assets of the business trusts.   As discussed below, two of the trusts have now been dissolved and the debentures issued by the remaining trusts are presented as a long-term liability in the accompanying balance sheets.

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

Distributions on the remaining securities held by Fleetwood Capital Trust (Trust I) are payable quarterly in arrears at an annual rate of 6 percent.  The Company has the option to defer payment of the distributions for a period that extends up to and including the payment due on August 15, 2006, so long as the Company is not in default of the payment of interest on the debentures and does not pay a dividend on its common stock while the deferral is in effect.  The Company elected to defer distributions beginning with the third quarter of fiscal 2002 and expects to continue the deferral for the foreseeable future, subject to the terms of the governing documents.  The total amount deferred, including accrued interest, was $45.9 million as of January 23, 2005.

12)                                Commitments and Contingencies

Repurchase Commitments:

Producers of recreational vehicles and manufactured housing customarily enter into repurchase agreements with lending institutions that provide wholesale floorplan financing to independent dealers.  These agreements generally provide that, in the event of a default by a dealer in its obligation to these credit sources, the Company will repurchase vehicles or homes sold to the dealer that have not been re-sold to retail customers.  With most repurchase agreements the Company’s obligation ceases when the amount for which the Company is contingently liable to the lending institution has been outstanding for more than 12, 18 or 24 months, depending on the terms of the agreement.  The contingent liability under these agreements approximates the outstanding principal balance owed by the dealer for units subject to the repurchase agreement, less any scheduled principal payments waived by the lender.  Although the maximum potential contingent repurchase liability approximated $165 million for inventory at manufactured housing dealers and $544 million for inventory at RV dealers as of January 23, 2005, the risk of loss is reduced by the potential resale value of any products that are subject to repurchase, and is spread over numerous dealers and financial institutions.  The gross repurchase obligation will vary depending on the season and the level of dealer inventories.  Typically, the fiscal third quarter repurchase obligation is greater than other periods due to higher dealer inventories.  The RV repurchase obligation is significantly greater than the manufactured housing obligation due to a higher average cost per motor home and more units in dealer inventories.  Past losses under these agreements have not been significant and lender repurchase demands have been funded out of working capital.  Through the first nine months of fiscal year 2005, the Company repurchased $3.5 million of product compared to $2.1 million for the same period in the prior year, with a repurchase loss of $487,000 incurred this year compared to a repurchase loss of $538,000 in the prior year.

Other:

In March 2000, Fleetwood entered into sale and leaseback agreements involving 22 manufactured housing retail stores. The agreements include contingent rental reset provisions which provide that, in the event that the Company’s credit rating falls below a certain level anytime prior to March 2005, the Company could be required, at the option of the lessors, to make accelerated rent payments equal to the unamortized principal of the lessors’ underlying debt.  Since entering into the agreement, the Company’s credit rating has fallen below the specified level, and certain lessors have provided notice that they intend to exercise the payment acceleration, which is due on March 5, 2005.  Accordingly, it is the Company’s intention to make the payment, on or about the due date, in the amount of approximately $20 million.

As of January 23, 2005, the Company was a party to seven limited guarantees, aggregating $2.8 million, to certain obligations of certain retailers to floorplan lenders.

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

As previously reported, we filed a complaint in state court in Kansas, in the 18th Judicial District, District Court, Sedgewick County, Civil Department, against The Coleman Company, Inc. (Coleman) in connection with a dispute over the use of the “Coleman” brand name.  Our lawsuit sought declaratory and injunctive relief.  On June 6, 2003, Coleman filed an answer and counterclaimed against us alleging various counts, including breach of contract and trademark infringement.  On November 17, 2004, after a hearing, the Court granted our request for a permanent injunction against Coleman prohibiting Coleman from licensing the Coleman name for recreational vehicles to companies other than Fleetwood.  At the conclusion of trial, on December 16, 2004, the jury awarded monetary damages against Fleetwood on Coleman’s counterclaim in the amount of $5.2 million.  On January 21, 2005, the Court granted Coleman’s request for treble damages, making the total amount of the award approximately $14.6 million.  A charge to record this award is reflected in the Company’s results for the third fiscal quarter of 2005.  A final judgment has not yet been entered, and hence payment is not yet due.  In addition, payment will be stayed pending Fleetwood’s intent to appeal, although Fleetwood would be required to post a bond for the full amount of the judgment.  Coleman is also entitled to certain attorney’s fees and costs, and a hearing regarding that issue is anticipated in the near future.  We are presently engaged in constructive discussions with the new leadership and ownership team at Coleman, but if we are not able to enter into an acceptable agreement, then we would certainly expect to pursue our appellate remedies.

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

•             the Company’s ability to successfully meet its obligations with respect to Section 404 of the Sarbanes-Oxley Act; and

•             the Company’s ability to obtain financing needed in order to execute its business strategies.

Although management believes that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Undue reliance should not be placed on these forward-looking statements, which speak only as of the date of this report.  Fleetwood undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may arise from changing circumstances or unanticipated events.  Additionally, other risks and uncertainties are described in our Annual Report on Form 10-K for the fiscal year ended April 25, 2004, filed with the Securities and Exchange Commission, under “Item 1. Business,” including the section therein entitled “Risks Relating to Our Business,” and “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition,” including the section therein entitled “Business Outlook.”

Overview

We are one of the nation’s leading manufacturers of recreational vehicles and a leading producer and retailer of manufactured housing.  The RV Group or segment consists of the motor home and towable divisions.  The Housing Group or segment consists of the wholesale manufacturing and retail divisions.  We also provide financial services through our HomeOne Credit Corp. finance subsidiary and operate a number of supply subsidiaries.

In fiscal 2003 and 2004, we sold 57,069 and 60,097 recreational vehicles, respectively.  In calendar 2004, we had a 15.3 percent share of the overall recreational vehicle market, consisting of a 17.9 percent share of the motor home market, and a 14.7 percent share of the towable market.

In fiscal 2003 and 2004, we shipped 22,176 and 20,859 manufactured homes, respectively, and were the second largest producer of HUD-Code homes in the United States in terms of units sold.  In calendar 2004, we had a 17.6 percent share of the manufactured housing wholesale market.

Our business began in 1950 producing travel trailers and quickly evolved to factory-built homes. We re-entered the recreational vehicle business with the acquisition of a travel trailer operation in 1964. Our manufacturing activities are conducted in 16 states within the U.S., and in one province of Canada. We distribute our manufactured products primarily through a network of independent dealers throughout the United States and Canada. In fiscal 1999, we entered the manufactured housing retail business through a combination of key acquisitions and internal development of new retail sales centers.  At the end of the most recent fiscal quarter, we operated 130 retail sales locations in 21 states, and were the third largest retailer of manufactured homes in the United States.

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

Deferred Taxes

Deferred tax assets and liabilities are determined based on temporary differences between income and expenses reported for financial reporting and tax reporting. We are required to record a valuation allowance to reduce our net deferred tax assets to the amount that we believe is more likely than not to be realized. In assessing the need for a valuation allowance, we historically have considered all positive and negative evidence, including scheduled reversals of deferred tax liabilities, prudent and feasible tax planning strategies, projected future taxable income and recent financial performance. Since we have had cumulative losses in recent years, the accounting guidance suggests that we should not look to future earnings to support the realizability of the net deferred tax assets. As a result, we concluded that a partial valuation allowance against our deferred tax assets was appropriate.  Accordingly, as of fiscal year-end 2004, we recognized a valuation allowance that reduced the carrying amount of the net deferred tax assets to $74.8 million.  The book value of the net deferred tax assets was supported by the availability of various tax strategies which, if executed, were expected to generate sufficient taxable income to realize the remaining assets.  We continue to believe that the combination of all positive and negative factors will enable us to realize the full value of the deferred tax assets; however, it is possible that the extent and availability of tax planning strategies will change over time and impact this evaluation.  If, after future assessments of the realizability of our deferred tax assets, we determine that an adjustment is required, we would record the provision or benefit in the period of such determination. As of January 23, 2005, the carrying amount of the net deferred tax assets was $74.8 million, unchanged from year-end.

Repurchase Commitments

Producers of recreational vehicles and manufactured housing customarily enter into repurchase agreements with lending institutions that provide wholesale floorplan financing to independent dealers.  Our agreements generally provide that, in the event of a default by a dealer in its obligation to these credit sources, we will repurchase vehicles or homes sold to the dealer that have not been re-sold to the retail customer.  With most repurchase agreements our obligation ceases when the amount for which we are contingently liable to the lending institution has been outstanding for more than 12, 18 or 24 months, depending on the terms of the agreement.  The contingent liability under these agreements approximates the outstanding principal balance owed by the dealer for units subject to the repurchase agreement less any scheduled principal payments waived by the lender.  Although the maximum potential contingent repurchase liability approximated $165 million for inventory at manufactured housing dealers and $544 million for inventory at RV dealers as of January 23, 2005, the risk of loss is reduced by the potential resale value of any products that are subject to repurchase, and is spread over numerous dealers and financial institutions.  The gross repurchase obligation will vary depending on the season and the level of dealer inventories.  Typically, the fiscal third quarter repurchase obligation is greater than other periods due to higher dealer inventories.  The RV repurchase obligation is significantly greater than the manufactured housing obligation due to a higher average cost per motor home and more units in dealer inventories.  Past losses under these agreements have not been significant and lender repurchase demands have been funded out of working capital.  We have had the following repurchase activity:

	39 Weeks Ended		Fiscal Years
	Jan. 23, 2005	Jan. 25, 2004	2004	2003	2002
	(Dollars in millions)

Units	105	118	177	182	417

Repurchase amount	$3.5	$2.1	$3.7	$4.4	$10.5

Loss recognized	$0.5	$0.5	$0.6	$—	$2.1

Results of Operations

The following table sets forth certain statements of operations data expressed as a percentage of net sales for the periods indicated:

	13 Weeks Ended		39 Weeks Ended
	Jan. 23, 2005	Jan. 25, 2004	Jan. 23, 2005	Jan. 25, 2004

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	83.9	82.2	81.9	81.8

Gross profit	16.1	17.8	18.1	18.2
Operating expenses	21.8	18.0	18.0	16.6
Financial services expenses	.4	.3	.3	.2
Other, net	2.4	(.7)	.7	(.2)

Operating income (loss)	(8.5)	.2	(.8)	1.6
Other income (expense)
Investment income	.2	.1	.1	.1
Interest expense	(1.4)	(2.0)	(1.1)	(1.8)
Other, net	—	—	(.1)	—

Net loss before income taxes	(9.7)	(1.6)	(1.9)	(.1)
Provision for income taxes	.1	(.1)	(.1)	(.1)

Net loss	(9.7)%	(1.7)%	(2.0)%	(.2)%

Current Quarter Compared to Corresponding Quarter of Last Year

Consolidated Results:

The following table presents consolidated net sales by segment for the periods ended January 23, 2005 and January 25, 2004 (amounts in thousands):

	13 Weeks Ended
		% of		% of	Change
	Jan. 23, 2005	Net Sales	Jan. 25, 2004	Net Sales	Amount	%

RV	$342,591	60.6	$410,006	68.6	$(67,416)	(16.4)
Housing	207,426	36.7	176,540	29.5	30,886	17.5
Supply	12,711	2.3	9,756	1.6	2,955	30.3
Financial Services	2,188.4		1,448.2		740	51.1

Net sales	$564,916	100.0	$597,750	100.0	$(32,835)	(5.5)

Consolidated revenues fell 5.5 percent based on a 16.4 percent reduction of sales in the RV Group, partially offset by 17.5 percent growth in Housing Group sales.  The Housing Group has continued to build market share, and certain regions of the country have generated improved wholesale revenues, although the retail business continues to underperform.  The RV Group suffered declines in both motor home and towable sales, although underlying retail sales of RV units are at similar levels to the prior year.

Gross margin weakened from 17.8 percent to 16.1 percent of sales due, in part, to a shift towards lower-margin travel trailer products, a loss of operating leverage caused by lower-than-expected RV sales, especially in the towable division, but also due to the start-up costs of two new housing plants and the initiation of second-shift operations at two additional plants.

Operating expenses, which include selling, warranty and service, and general and administrative expenses, rose $15.7 million in the third quarter, and increased as a percentage of sales from 18.0 percent to 21.8 percent.  The increase as a percentage of sales from the prior year was primarily due to an $8.1 million increase in warranty and service expenses relating to both the RV and Housing businesses.  A $6.8 million increase in general and administrative costs was the result, in part, of greater investment in product development, as well as higher corporate expenses related to a new RV timeshare venture and the increased costs of ongoing system upgrades.

Other operating expenses increased by $17.6 million this quarter compared to the prior year.  This increase over the prior year was attributable primarily to a legal charge relating to the $14.6 million judgment awarded to Coleman as part of a dispute over the use of the “Coleman” brand name.  This ongoing litigation is further discussed in Part II, Item 1.

The resulting loss from operations for the third quarter was $48.3 million compared to income of $1.4 million in the prior year.

Other expense, net, consists of interest income and expense, which decreased to $6.8 million in the third quarter compared to $11.2 million in the prior year.  During the first quarter, we completed various transactions related to the call for redemption of certain convertible preferred securities.  The retirement of these interest-bearing securities explains most of this decrease, partially offset by interest expense on the $100 million of senior subordinated convertible debentures issued in December 2003.

Overall, there is no federal provision because we have a net operating loss carryforward and have recorded a partial valuation allowance against the net deferred tax asset.  Any tax provision (benefit) relates to current state or foreign taxes.

Recreational Vehicles:

The following table presents RV Group net sales by division for the periods ended January 23, 2005 and January 25, 2004 (amounts in thousands):

	13 Weeks Ended
		% of		% of	Change
	Jan. 23, 2005	Net Sales	Jan. 25, 2004	Net Sales	Amount	%

Motor homes	$231,073	67.4	$272,471	66.5	$(41,398)	(15.2)
Towables	111,518	32.6	137,535	33.5	(26,018)	(18.9)

Net sales	$342,591	100.0	$410,006	100.0	$(67,416)	(16.4)

Recreational vehicle sales decreased by 16.4 percent when compared to last year’s January quarter.  Motor home sales decreased by 15.2 percent to $231.1 million compared to $272.5 million in the prior year.  Retail motor home sales by our dealers for the quarter improved by 6 percent compared with the prior year and retail market share remained constant at 17.9 percent in calendar 2004 and 2003.  Dealer inventories of motor homes remained flat, both on a year-over-year basis and compared to the prior quarter.  Dealer inventories were still increasing during the third quarter of fiscal 2004, which accounted for most of the additional wholesale shipments during that period when compared to the current year.  Sales incentives, which are deducted from revenues, did increase on a year-over-year basis, although the Company elected not to pursue quarter-end discounting on motor homes as in prior quarters.  This also had a negative impact on sales.  Resulting dealer inventories remain at reasonable levels.

Towable sales declined by 18.9 percent to $111.5 million versus $137.5 million in the prior year.  As discussed in prior quarters, towable sales remain sluggish in part because of the delayed introduction of new 2005 travel trailer models, which began towards the end of the second quarter whereas competitors’ products were introduced earlier in the year.  Product upgrades and introductions are expected to continue throughout the year, including ongoing rationalization of floorplans and options that should reduce product complexity and improve manufacturing efficiencies.  Current sales continue to be impacted pending these changes taking full effect and the strength of our dealer distribution, particularly in the central regions of the country, has been adversely affected.  Market share in the travel trailer segment has consequently decreased from 12.7 percent in calendar 2003 to 11.7 percent in 2004.  Towable sales were further impacted by a decline of 29.5 percent in folding trailer sales from the prior year to $16.2 million due to ongoing dealer concerns regarding the outcome of the Coleman litigation and continued industry weakness in this segment.

Gross margin decreased from 14.2 percent to 11.0 percent.  Retail sales incentives, which are deducted from revenues, increased by $5.6 million when compared with the prior year, reflecting softening market conditions and discounting initiatives to reduce towable inventories.  Production of lower-margin travel trailers to satisfy government agency orders were also a factor, as were rising commodity costs combined with inefficient materials utilization.  Also, production schedules were adjusted towards the end of our third quarter in response to lower sales and contributed to lower labor efficiency.

Operating expenses for the RV Group were $7.3 million higher and increased as a percentage of sales from 11.9 percent in the prior year to 16.4 percent for the current period.  The dollar increase was mainly due to increased warranty costs, higher investment in product development and an increased allocation of corporate costs.  Other operating costs increased due to the $14.6 million Coleman judgment.

The RV Group incurred a $33.5 million operating loss compared to a $9.5 million profit in the prior year.  Motor home operating income decreased to $0.9 million in the third quarter as a result of lower sales and higher operating expenses.  The towable division incurred an operating loss of $34.4 million, including the Coleman litigation charge, in the current quarter compared to the prior year’s loss of $4.6 million.  To improve capacity utilization, we have closed two travel trailer plants that should result in improved operating leverage.

Manufactured Housing:

The following table presents Housing Group net sales by division for the periods ended January 23, 2005 and January 25, 2004 (amounts in thousands):

	13 Weeks Ended
		% of		% of	Change
	Jan. 23, 2005	Net Sales	Jan. 25, 2004	Net Sales	Amount	%

Wholesale	$183,734	88.6	$143,017	81.0	$40,717	28.5
Retail	53,567	25.8	66,937	37.9	(13,370)	(20.0)
Intercompany	(29,875)	(14.4)	(33,414)	(18.9)	3,539	(10.6)

Net sales	$207,426	100.0	$176,540	100.0	$30,886	17.5

Results for the wholesale division include sales to our retail division.  Transactions between these operating divisions are eliminated in consolidation, including any intercompany profit in retail division inventory.

Housing Group revenues for the quarter increased by 17.5 percent to $207.4 million; however, the operating loss for the quarter widened to $14.0 million compared to a loss of $10.0 million in the prior year.  The change in the amount of intercompany profit that is eliminated on retail inventory adversely affected operating results by $0.6 million this quarter compared to a benefit of $0.5 million in the prior year, a negative $1.2 million variance.  This change was caused by the recent stabilization of retail inventories, whereas, in the prior year, inventories were declining as part of efforts to reduce aged inventories.

Wholesale Operations:

Manufactured homes are sold as single-section or multi-section units.  Multi-section units typically are built in two, three or four sections.  The improvement in sales reflects both higher home sales and average selling price per home.  Manufacturing unit volume increased 20 percent to 5,533 homes.  The total number of sections sold also increased by 20 percent from last year to 9,619.  The Company has outperformed average industry growth and has increased market share from 15.0 percent in calendar 2003 to 17.6 percent in 2004.  Market conditions in certain regions of the country appear to be showing signs of a recovery and backlogs for these regions are much improved from a year ago.  Some of the traditionally strong manufactured housing markets, such as Texas and parts of the Southeast, continue to deteriorate.  Despite overall improvements in Company sales, the underlying manufactured housing market continued to be adversely affected by limited availability of retail financing and competition from repossessed units, as well as competition from conventional builders due to low mortgage rates.

Gross profit margins decreased to 21.2 percent from 21.7 percent.  A shift to more complex products improved material cost percentages but this was offset by higher labor costs.  Second shifts were added at two locations in response to the regional improvements in demand noted earlier.  The additional operating costs to initiate these operations and the reopening of two idle facilities explained a significant portion of the gross margin decrease.

Operating expenses increased $9.6 million but remained flat as a percentage of sales.  Warranty and service costs increased by 1.0 percent as a percentage of sales.  The underlying warranty claims have remained stable; however, a reduction to the warranty reserve in the prior year following a period of sustained cost reductions has negatively impacted the comparison.  General and administrative costs increased by $4.8 million over the prior year.  The reopening of two idle plants as well as the addition of a second shift to two plant operations contributed to the increase, along with a higher allocation of corporate costs.

The wholesale division operating loss of $4.4 million, before adjusting for intercompany profit, was $1.7 million greater than the prior year due to the lower gross margin percentage and the higher warranty and service and general and administrative costs.

Retail Operations:

Retail housing revenues fell by 20 percent in the third quarter to $53.6 million on a 31 percent decrease in unit sales.  The sale of more multi-section homes contributed to the higher selling price per home.  A disproportionate number of our retail sales stores are located in manufactured housing markets that are underperforming the overall industry.  Additionally, significant changes were made to the retail sales organization, primarily during the second quarter, that disrupted near-term results but which the Company expects will enhance sales over the longer term.  Gross margin improved from 19.4 percent in the prior year to 20.1 percent for the third quarter, in part due to prior year sales of aged inventory.  The retail division incurred an operating loss of $9.0 million for the current quarter compared to a loss of $7.8 million a year ago.  The operating loss was higher than the prior year mainly due to the lower sales volume and flat operating expenses.  Interest expense on inventory financing increased from $473,000 to $629,000.

Supply Operations:

The Supply Group contributed gross third quarter revenues of $50.8 million compared to $49.0 million a year ago, of which $12.7 million and $9.8 million, respectively, were sales to third party customers.  Operating income decreased from $2.9 million in the prior year to $0.6 million in the current quarter.  These results were affected by a $2.3 million gain from the sale of a timber operation in the current quarter and a $3.6 million gain from the sale of a drapery operation in the prior year, as well as the amounts of internal rebates.

Current Year-to-Date Compared to Corresponding Period of Last Year

Consolidated Results:

The following table presents consolidated net sales by segment for the nine-month periods ended January 23, 2005 and January 25, 2004 (amounts in thousands):

	39 Weeks Ended
		% of		% of	Change
	Jan. 23, 2005	Net Sales	Jan. 25, 2004	Net Sales	Amount	%

RV	$1,278,574	63.8	$1,296,557	67.6	$(17,984)	(1.4)
Housing	677,906	33.8	591,177	30.8	86,729	14.7
Supply	42,943	2.1	27,450	1.4	15,493	56.4
Financial Services	5,934.3		3,440.2		2,494	72.5

Net sales	$2,005,357	100.0	$1,918,624	100.0	$86,732	4.5

Consolidated revenues rose 4.5 percent based on a 14.7 percent improvement in Housing Group sales and a 1.4 percent decline in RV sales.  Despite improved motor home sales, a significant decline in towable revenues drove the overall decrease in RV sales.  The Housing Group outperformed a sluggish market, in part due to sales to community and park operators as well as weather-related sales in the Southeast.

Gross margin decreased slightly from 18.2 percent to 18.1 percent of sales mainly due to a shift to higher-margin products, particularly in the motor home division, and higher production volumes that generated manufacturing efficiencies in the wholesale housing division.

Operating expenses, which include selling, warranty and service and general and administrative expenses, rose $40.8 million in the first nine months, and increased as a percentage of sales from 16.6 percent to 18.0 percent.  The increase as a percentage of sales from the prior year was due to an increase in warranty and service expense of $18.8 million.  Selling expenses increased $5.6 million, primarily due to higher sales and the cost of dealer support initiatives.  The $16.5 million increase in general and administrative costs related in part to greater investment in product development, workers’ compensation insurance, expenses related to a new RV timeshare venture and the increased costs of ongoing system upgrades.

Other operating expenses increased by $18.5 million compared to the prior year.  This increase is attributable primarily to a legal charge relating to the $14.6 million judgment awarded to Coleman as part of a dispute over the use of the “Coleman” brand name.  This ongoing litigation is further discussed in Part II, Item 1.  The prior year period includes a $3.6 million gain relating to the sale of a drapery operation.

The resulting loss from operations for the first nine months was $16.5 million compared to income of $30.0 million in the prior year.

Other expense, net, for the first nine months was $22.1 million compared to $31.9 million in the prior year.  During the first quarter, we completed various transactions related to the call for redemption of certain convertible preferred securities.  The retirement of these securities, partially offset by interest expense on the $100 million of senior subordinated convertible debentures issued in December 2003, contributed to a $11.4 million reduction of interest expense for the first nine months when compared to the prior year.  Other expense, net, also includes a premium of $1.6 million paid in excess of interest accrued on the convertible preferred securities related to either the 3 percent redemption premium or privately negotiated incentive payments to convert certain holdings prior to the redemption date.

Overall, there is no federal provision because we have a net operating loss carryforward and have recorded a partial valuation allowance against the net deferred tax asset.  The current year’s tax provision results from state tax liabilities in several states with no offsetting tax benefits in other states, such as Texas, where losses were the highest.

Recreational Vehicles:

The following table presents RV Group net sales by division for the nine-month periods ended January 23, 2005 and January 25, 2004 (amounts in thousands):

	39 Weeks Ended
		% of		% of	Change
	Jan. 23, 2005	Net Sales	Jan. 25, 2004	Net Sales	Amount	%

Motor homes	$851,282	66.6	$803,365	62.0	$47,917	6.0
Towables	427,292	33.4	493,192	38.0	(65,901)	(13.4)

Net sales	$1,278,574	100.0	$1,296,557	100.0	$(17,984)	(1.4)

Recreational vehicle sales declined 1.4 percent to $1.28 billion in the first nine months, compared to $1.30 billion for the prior year.  Motor home sales increased by 6.0 percent to $851.3 million compared to $803.4 million in the prior year.  Dealer inventories have stabilized which meant that shipments in the most recent quarter did not benefit from the expansion of dealers’ inventories, as in the prior year.  Underlying retail sales have continued to improve while market share has remained constant.  Towable sales declined by 13.4 percent to $427.3 million versus $493.2 million in the prior year, in part because of the delayed introduction of our new 2005 travel trailer models that began late in the second quarter, whereas competitive products were introduced earlier in the year.  This has adversely affected the strength of our dealer distribution in the central region of the country, which has underperformed relative to other regions.  Towable results also incorporate the impact of a 14.6 percent decline of folding trailer sales from the prior year to $65.9 million due to dealer concerns regarding the outcome of the Coleman litigation and continued industry weakness in this segment.

Gross margin decreased from 14.2 percent to 13.5 percent.  Materials and labor costs were impacted by manufacturing inefficiencies for towable products and by higher commodity costs, although sales surcharges provided some relief.  Higher retail sales incentives also contributed to the decrease, partially offset by a shift towards higher-priced motor home products.

Operating expenses for the RV Group were $39.1 million higher and increased as a percentage of sales from 11.0 percent in the prior year to 14.2 percent for the current period.  The dollar increase was mainly due to the charge for the Coleman litigation, as well as higher selling expenses related to marketing initiatives to support dealer sales promotions, increased warranty and service costs, higher investment in product development, and increased allocation of corporate costs.

The RV Group incurred a $9.3 million operating loss, compared to income of $41.6 million in the prior year.  Motor home operating income decreased 19.5 percent to $32.9 million in the first nine months as a result of higher warranty and general and administrative costs.  The towable division incurred an operating loss of $42.2 million in the first nine months, compared to the prior year’s income of $734,000, primarily due to the charge for the Coleman litigation, lower sales, higher retail sales incentives and manufacturing inefficiencies.

Manufactured Housing:

The following table presents Housing Group net sales by division for the nine-month periods ended January 23, 2005 and January 25, 2004 (amounts in thousands):

	39 Weeks Ended
		% of		% of	Change
	Jan. 23, 2005	Net Sales	Jan. 25, 2004	Net Sales	Amount	%

Wholesale	$593,298	87.5	$493,826	83.5	$99,472	20.1
Retail	184,900	27.3	194,272	32.9	(9,372)	(4.8)
Intercompany	(100,292)	(14.8)	(96,921)	(16.4)	(3,371)	3.5

Net sales	$677,906	100.0	$591,177	100.0	$86,729	14.7

Results for the wholesale division include sales to our retail division.  Transactions between these operating divisions are eliminated in consolidation including any intercompany profit in retail division inventory.

Housing Group revenues for the first nine months increased by 14.7 percent to $677.9 million, generating an operating loss of $8.8 million compared to a loss of $18.5 million in the prior year, after deducting the changes in intercompany profit on retail inventory within each period of $(783,000) and $915,000, respectively.

Wholesale Operations:

The improvement in sales reflects both higher home sales and average selling price per home.  Manufacturing unit volume increased 18 percent to 18,277 homes.  The total number of sections sold increased by 10 percent from last year to 30,814, as a result of higher sales combined with a shift in sales mix to more single-section homes.  This shift and the overall sales increase were attributable, in part, to sales to hurricane victims in the Southeast and to community and park operators, combined with improvements in market share.  Despite the positive effect of weather-related sales and improved market conditions in certain regions, the underlying manufactured housing market continued to be adversely affected by limited availability of retail financing and competition from repossessed units, as well as competition from conventional builders due to low mortgage rates.

Gross profit margins increased from 22.6 percent to 23.2 percent, due in part to manufacturing efficiencies caused by the higher production volume, especially during the second quarter.

Operating expenses increased $17.8 million but improved by .6 percent as a percentage of sales. The wholesale division operating profit of $13.4 million, before adjusting for intercompany profit, was $8.1 million higher than the prior year due to higher sales and gross margins and lower operating costs as a percentage of sales.

Retail Operations:

Retail housing revenues fell by 4.8 percent in the first nine months to $184.9 million on a 16 percent decrease in unit sales.  The differing percentage declines are primarily the result of higher average selling prices per unit compared to the prior period.  Gross margin increased from 20.0 percent to 20.5 percent, despite ongoing efforts to reduce aged inventory earlier in the fiscal year.  The retail division incurred an operating loss of $21.4 million for the first nine months compared to a loss of $24.7 million a year ago.  The operating loss was lower than the prior year mainly due to decreased operating expenses and improved margins offset by lower sales.  Interest expense on inventory financing increased slightly from $1.5 million to $1.7 million.

Supply Operations:

The Supply Group contributed revenues of $180.1 million for the first nine months compared to $150.7 million in the prior year, of which $42.9 million and $27.4 million, respectively, were sales to third party customers.  Operating income fell by $714,000.

Business Outlook

The extended period of robust growth in wholesale shipments for the motor home industry appears to be moderating.  Dealer inventory levels are stabilizing at reasonable levels; consequently, third quarter shipments did not benefit from expanding dealer inventories as in the prior year and in-house finished goods inventories are still higher than ideal levels.  Underlying retail unit sales increased 6 percent in the third quarter, leading us to believe that we are well poised for this year’s selling season for motor homes.  Our market share remained constant in calendar 2004 and, as previously announced, we believe that the potential for further inroads in 2005 has been generated by innovations such as the full-wall slide and the re-initiation of Class C motor homes for East Coast distribution.

Towable shipments have been slower than expected in recent quarters.  As previously discussed, a number of 2005 travel trailer products were not introduced until late in 2004.  We have been unable to consistently balance content with value and have often exceeded price points sought by customers.  These issues have been compounded by excess capacity, as well as products and floorplans that have been overly complex to manufacture, contributing to additional warranty costs.  These factors have adversely affected the strength of our dealer distribution, particularly in the central part of the country.

Initiatives to reverse these trends have been underway for some time but progress from these actions has not materialized as soon as we had expected.  Product introductions, including additions in the ultra-lite category, were rolled out toward the end of calendar 2004.  Additional products, including an offering in the hybrid class, as well as further product upgrades and rationalizations, will continue to be released throughout 2005.  We have moved aggressively to right-size capacity and inventories and have recently announced the closure of a second plant.  Quality processes have been overhauled for the entire RV business and although improvements are already apparent in our finished products, the financial benefits will only be realized over the longer term.  Finally, we have renewed our focus on dealer development activities in order to address a decline in the strength of our distribution network for travel trailers, especially in the central United States.

Our goal is to restore manufacturing efficiencies within the towable division in the near term and we believe that our efforts, over the longer term, will be rewarded by improved shipments and a rebound in market share.

Favorable demographics suggest sustainable growth will likely be realized for our RV product line through the end of the decade as baby boomers begin to reach the age brackets that historically have accounted for the bulk of retail RV sales.  Additionally, younger buyers are also becoming interested in the RV lifestyle.  Recently we announced the introduction of Fleetwood Vacation Club, a venture that will bring the timeshare concept to RVs on a national scale.  The execution of that business model is still in its infancy but club memberships will offer the right to use motor homes over a 10-year period.  Memberships are intended to be sold primarily through franchises with selected RV dealers and others.  We are beginning to engage in discussions regarding the sales of franchises in some states and currently anticipate membership sales to begin this summer.

Conditions in the manufactured housing market have been in decline since 1999. Competition from repossessed homes, more stringent lending standards, relatively high retail interest rates for manufactured housing and a shortage of retail financing have adversely affected the industry.  Industry home shipments for calendar 2004 were flat compared to the prior year, and included shipments relating to hurricane damage in the Southeast.  Overall, the industry has stabilized and is even showing some early signs of improving, but market conditions by region are mixed.  Some markets, typically those that were less affected by high repossession levels and retail financing losses, such as certain parts of the West and Florida, are showing signs of a sustained recovery, while more traditional manufactured housing markets, such as Texas and parts of the Southeast, continue to deteriorate.

There are indications that inventories of foreclosed homes are declining.  However, we expect to continue to compete with sales of repossessed homes in the near term.  New or existing lenders have begun providing more manufactured housing retail financing, although in limited amounts and using more stringent underwriting practices and higher interest rates than a traditional site-built mortgage.  Depending on the extent of the financing actually generated, including that financing made available through Fleetwood’s own HomeOne Credit Corp. finance subsidiary, it is anticipated that manufactured housing industry conditions should improve, albeit slowly.  We will also continue to pursue other opportunities, such as sales to community and park operators.  Longer term, the demand for affordable housing is expected to grow as a result of increased immigration and as greater numbers of baby boomers reach retirement age.  Improvements in engineering and design continue to position manufactured homes as viable options in meeting the demands for affordable housing in new markets, such as suburban and inner-city sites, as well as in existing markets such as rural areas and in manufactured housing communities and parks.

Fleetwood continues to make investments in its own future.  During this fiscal year, we have directed significant resources to product development, strategic marketing, information technology, and other new initiatives.  We believe that these investments will be rewarded over the longer term.

We now expect to incur a loss in the fourth quarter of fiscal 2005, primarily due to lower production levels than we previously projected for RVs, as well as the ongoing rationalization of the towable division.

Liquidity and Capital Resources

We use external funding sources, including the issuance of debt and equity instruments, to supplement working capital, fund capital expenditures and meet internal cash flow requirements on an as-needed basis.  Cash totaling $154.8 million was used in operating activities during the first nine months of fiscal 2005 compared to a use of cash of $98.5 million for the similar period one year ago.  Most of these funds were used for working capital, primarily inventory and receivables, as well as to generate finance receivables that funded retail home sales.  Loan originations have been re-characterized this quarter as cash used in operating activities rather than investing activities, as was previously the case.  This change of presentation is intended to acknowledge that cash is not received for the portion of the retail loan that is funded by HomeOne.  Generally, the loan does create additional borrowing capacity under our warehouse line of credit, however.  Receivables increased by $24.0 million due to higher sales near quarter-end.  Inventories grew by $100.0 million during the seasonally slow third quarter.  A component of the buildup in raw materials and work-in-progress inventory relates to the additional paint facilities that were added at two of our motor home plants.  A significant portion of the finished goods increase relates to lower-than-expected motor home and towable sales, particularly at the end of the second quarter that carried over to the third quarter.  Inventories at the end of the third quarter are at a seasonal high in anticipation of the upcoming selling season; however, finished goods inventories currently exceed desirable levels.  Spring sales and adjustments to production levels are expected to substantially correct inventory levels by year end.

Capital expenditures for the first nine months were $28.6 million compared to $16.4 million in the prior year.  The completion of two state-of-the-art paint facilities accounted for the largest component of these expenditures.

Short-term borrowings increased by $82.3 million during the first nine months of the year.  Borrowings under the secured credit facility increased by $53.6 million to $59.4 million to finance the seasonal increase in finished goods inventory.  In the prior year, borrowings on the facility decreased by $16.1 million following the issuance of $100 million of long-term debt.  During the same current period, the finance subsidiary increased borrowings under the warehouse line of credit in the amount of $27.1 million.

HomeOne had an outstanding balance on this line, which expires on March 15, 2005, of $31.8 million as of quarter end.  Although documentation is still being finalized, the parties have agreed in principal to renew the facility in the normal course of business.  However, no assurance can be made that we will be successful in our efforts to either finalize the renewal or obtain a similar facility.

The amount outstanding under the convertible subordinated debentures decreased by $62.6 million to $210.1 million during the first nine months.  In the first quarter, we paid $22.2 million in cash to redeem a portion of these securities and the remaining $40.4 million were converted to common stock.

The $6.1 million increase in long-term debt related primarily to the long-term portion of a five-year capital lease for RV manufacturing equipment at the new paint facilities valued at approximately $7.8 million.  The lease arrangement is collateralized by a secured interest in the equipment and certain real estate.

Capital expenditures for the next 12 months are estimated to be $40 million.  As discussed in more detail in footnote 12 to the condensed consolidated financial statements, we expect to make a prepayment of approximately $20 million in rent on 22 manufactured housing retail stores during the fourth quarter.

At the end of the fiscal quarter, cash and marketable securities totaled $29.4 million, a reduction of $94.4 million from fiscal year end.  We believe the combination of our current holdings of cash and short-term marketable investments, estimated future cash flows from operations and credit facilities, as amended, will be sufficient to satisfy our foreseeable cash requirements for the next 12 months.

Contracts and Commitments

Payment obligations for long-term debt, capital leases, operating leases and purchase obligations have not changed significantly from those disclosed at the end of the second quarter.

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

For variable rate debt, changes in interest rates generally do not influence fair market value, but do affect future earnings and cash flows. Based upon the amount of variable rate debt outstanding at the end of the second quarter, and holding the variable rate debt balance constant, each one percentage point increase in interest rates occurring on the first day of an annual period would result in an increase in interest expense of approximately $1.2 million.  For both fixed rate finance loans receivable and debt, changes in interest rates generally affect the fair market value, but not earnings or cash flows.  A one percentage point increase in interest rates would result in an estimated decrease of the fair market value of finance loans receivable of $2.1 million.  Other changes in fair market values as a result of interest rate changes are not currently expected to be material.

We do not believe that future market equity or interest rate risks related to our marketable investments or debt obligations will have a material impact on our results.

Item 4. Controls and Procedures

The Company’s management evaluated, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Report. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of January 23, 2005.

There have been no changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended January 23, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II         OTHER INFORMATION

Item 1.  Legal Proceedings

As previously reported, we filed a complaint in state court in Kansas, in the 18th Judicial District, District Court, Sedgewick County, Civil Department, against The Coleman Company, Inc. (Coleman) in connection with a dispute over the use of the “Coleman” brand name.  Our lawsuit sought declaratory and injunctive relief.  On June 6, 2003, Coleman filed an answer and counterclaimed against us alleging various counts, including breach of contract and trademark infringement.  On November 17, 2004, after a hearing, the Court granted our request for a permanent injunction against Coleman prohibiting Coleman from licensing the Coleman name for recreational vehicles to companies other than Fleetwood.  At the conclusion of trial, on December 16, 2004, the jury awarded monetary damages against Fleetwood on Coleman’s counterclaim in the amount of $5.2 million.  On January 21, 2005, the Court granted Coleman’s request for treble damages, making the total amount of the award approximately $14.6 million.  A charge to record this award is reflected in the Company’s results for the third fiscal quarter of 2005.  A final judgment has not yet been entered, and hence payment is not yet due.  In addition, payment will be stayed pending Fleetwood’s intent to appeal, although Fleetwood would be required to post a bond for the full amount of the judgment.  Coleman is also entitled to certain attorney’s fees and costs, and a hearing regarding that issue is anticipated in the near future.  We are presently engaged in constructive discussions with the new leadership and ownership team at Coleman, but if we are not able to enter into an acceptable agreement, then we would certainly expect to pursue our appellate remedies.

Item 5.  Other Information.

In light of recent legislation impacting the Company’s three non-qualified plans - its Deferred Compensation Plan, its Benefit Restoration Plan and its Supplemental Benefit Plan - Fleetwood’s Board of Directors took action to freeze all three non-qualified plans in their December 2004 meeting. The plans will remain in existence but no new deferrals or contributions will be allowed to the plans. To accommodate certain excess retirement contributions for our executives and to provide a plan in which it can fulfill previous commitments, Fleetwood’s Board of Directors delegated to its Compensation Committee the responsibility to approve the establishment of a new non-qualified plan, which is subject to all aspects of the recent legislation. A copy of the new plan is filed herewith as Exhibit 10.1.

As reported at footnote 10 to the financial statements appearing in Part I, Item I of this Report, the Company has entered into an amendment to its revolving credit facility. A copy of the amendment will be filed on a Current Report on Form 8-K within four business days.

Item 6.  Exhibits

10.1                     2005 Deferred Compensation Plan

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

March 3, 2005