Form 10-K
period 2005-04-24
FLEETWOOD ENTERPRISES INC/DE/
filed 2005-07-07
CIK 314132

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549
FORM 10-K

(Mark One) ☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 24, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number 1-7699

FLEETWOOD ENTERPRISES, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Delaware	95-1948322
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
3125 Myers Street, Riverside, California (Address of Principal Executive Offices)	92503-5527 (Zip Code)

Registrant’s telephone number, including area code: (951) 351-3500

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	x	No

The aggregate market value of common stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $692,099,454.

Common stock outstanding on July 1, 2005: 56,132,690 shares

Documents incorporated by reference:

To the extent indicated herein, portions of the registrant’s Proxy Statement with respect to its 2005 Annual Meeting, which will be filed no later than 120 days after the close of the registrant’s fiscal year ended April 24, 2005, are incorporated by reference into Part III, Items 10, 11, 12 and 13 of this Form 10-K.

FLEETWOOD ENTERPRISES, INC.

PART I

Unless otherwise indicated, “we,” “us,” “our,” “Fleetwood,” the “Company” and similar terms refer to Fleetwood Enterprises, Inc. Throughout this report, we use the term “fiscal,” as it applies to a year, to represent the fiscal year ending on the last Sunday in April of that year.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements used in this report, including the sections entitled “Business Outlook” and “Risk Factors,” that relate to future plans, events, financial results or performance are forward-looking statements as defined under the Private Securities Litigation Reform Act of 1995. These statements are based on the beliefs of the Company’s management as well as assumptions made by it, and information currently available to it. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” or the negative of these terms or other comparable terminology. These forward-looking statements are only predictions, and may be inaccurate. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors including the factors listed under “Risk Factors,” as well as elsewhere in this report and in other SEC filings. These risk factors include, without limitation, the following items:

•        the cyclical nature of both the manufactured housing and recreational vehicle industries;

•        ongoing weakness in the manufactured housing market;

•        continued acceptance of Fleetwood’s products;

•        the potential impact on demand for Fleetwood’s products as a result of declining consumer confidence;

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

•        the Company’s ability to successfully meet its ongoing obligations with respect to Section 404 of the Sarbanes-Oxley Act; and

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

Item 1. Business

General

Fleetwood is one of the nation’s leaders in producing both recreational vehicles and manufactured housing.

In fiscal 2005, we sold 50,746 recreational vehicles. In calendar 2004, we held a 15.3 percent share of the overall recreational vehicle market, consisting of a 17.9 percent share of the motor home market and a 14.4% share of the towable market. The towable market is represented by an 11.7 percent share of the travel trailer market and a 38.2 percent share of the folding trailer market. For calendar year 2004, our folding trailer division was the leader in market share in that segment, while our motor home business was in second position and the travel trailer division in third position.

For fiscal 2005, we shipped 23,962 manufactured homes and were the second largest producer of HUD-Code homes in the United States in terms of units sold. HUD-Code homes are homes manufactured in accordance with regulations published by the Federal Department of Housing and Urban Development. In calendar 2004, the manufactured housing industry had a 7.5 percent share of the single-family housing starts. We had a 17.6 percent share of the manufactured housing wholesale market.

We operate four supply companies that provide components for the recreational vehicle and housing operations, while also generating outside sales.

Our business began in 1950 producing travel trailers and quickly evolved to what are now termed manufactured homes. We re-entered the recreational vehicle business with the acquisition of a travel trailer operation in 1964. Our manufacturing activities are conducted in 16 states within the U.S., and to a much lesser extent in Canada. We distribute our manufactured products primarily through a network of independent dealers throughout the United States and Canada. In fiscal 1999, we entered the manufactured housing retail business through a combination of key acquisitions and internal development of new retail sales centers. We later established a financial services subsidiary to provide finance and insurance products to the retail operation. In March 2005, we announced that the retail and finance businesses were to be sold so we could focus on our core businesses, RV and housing manufacturing. The retail and finance businesses have been presented as discontinued operations throughout this annual report on Form 10-K.

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

The following table sets forth revenues by business segment and the relative contribution of these revenues to total revenues for the past three fiscal years. Information with respect to operating income (loss) and identifiable assets by industry segment is shown in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Form 10-K.

	Fiscal years ended April
	2005	%	2004	%	2003	%
	(Amounts in thousands)
Recreational vehicles:
Motor homes	$1,097,091	46%	$1,104,624	47%	$918,742	44%
Towables	562,791	24	674,609	28	563,853	27
	1,659,882	70	1,779,233	75	1,482,595	71
Housing Group	785,547	33	657,388	28	667,087	32
Supply Group	57,020	2	41,120	2	37,178	2
Intercompany sales	(127,737)	(5)	(117,135)	(5)	(115,903)	(5)
	$2,374,712	100%	$2,360,606	100%	$2,070,957	100%

Recreational Vehicles

Industry Overview

Recreational vehicles include motor homes, travel trailers, folding trailers and slide-in truck campers. Recreational vehicles are either driven or towed and are primarily used for vacations, camping trips and other leisure activities.

A motor home is a motorized mobile unit that can be used as a temporary dwelling during vacation and camping trips as well as to support a variety of lifestyle activities, including outdoor recreation such as hunting and fishing, both on and off road racing and tailgating at assorted local and national events. In many cases a motor home is utilized for extended travel and is often considered a second home. It consists of a truck or bus chassis with a living unit built onto it. The driver’s compartment (on Class A models) and living area are designed and produced by the recreational vehicle manufacturer. Motor homes are classified by the Recreation Vehicle Industry Association (RVIA) into three categories: Class A, Class B and Class C. Class A motor homes are constructed directly on medium-duty truck chassis that include the engine and drive train components. They are fully self-contained, typically including a driver area and kitchen, dining, bathroom and sleeping accommodations for four to eight people, and have such optional features as air conditioning, an auxiliary power generator and home electronics such as a stereo, television and DVD player. Approximately 46 percent of Class A units are diesel-powered. Class B models, which comprise a small segment of the market, are panel-type trucks to which kitchen, sleeping and toilet facilities are added. Many of these models also have a top extension added to them for more headroom. Class C models are classified as mini motor homes, which are built on a cut-away van-type chassis onto which the manufacturer constructs a living area with access to the driver’s compartment. Class C models have basically the same features and options as Class A products, but the chassis manufacturer’s original dashboard and front cab section are retained.

RVIA reported factory shipments of 46,300 Class A motor homes and 23,000 Class C motor homes for calendar 2004. These figures compare with shipments of 41,500 Class A motor homes and 18,300 Class C motor homes in calendar 2003. There are numerous competitors in this industry. However, the five largest manufacturers, including Fleetwood, represented approximately 69 percent of the combined Class A and Class C motor home retail market in calendar 2004.

There are two major classes of towable recreational vehicles: travel trailers and folding trailers. Travel trailers are designed to be towed by pickup trucks, vans or other tow vehicles, and are similar to motor homes in use and features. Typically, travel trailers include sleeping, kitchen, dining and bathroom facilities and are self-contained units with their own lighting, heating, refrigeration, fresh water storage tanks and sewage holding tanks so that they can be used for short periods without being attached to utilities. RVIA identifies travel trailers as being either conventional or fifth-wheel trailers. Fifth-wheel trailers extend over the bed of their tow vehicles and are hitched to the bed of the truck. For calendar 2004, RVIA reported factory shipments of 163,600 conventional trailers and 91,000 fifth-wheel trailers, compared with shipments of 139,800 and 74,600, respectively, for calendar 2003. The five largest manufacturers in calendar 2004, including Fleetwood, represented approximately 70 percent of the total travel trailer retail market. Folding trailers are smaller and lighter than their travel trailer counterparts and are consequently less expensive and easier to tow. Folding trailers typically include sleeping and eating facilities, fresh water storage and either a built-in icebox or a refrigerator. RVIA reported shipments of 34,100 folding trailers in calendar 2004, in contrast to 35,700 shipments in calendar 2003. Of all of the markets for recreational vehicles, the folding trailer market is the most concentrated, with the five largest manufacturers, including Fleetwood, holding 89 percent of the retail market in calendar 2004.

Sales of recreational vehicles tend to be a leading economic indicator and, along with the stock market, recreational vehicle shipment growth rebounded post September 11, 2001, stimulated by low interest rates and a heightened awareness by consumers of the benefits of the RV lifestyle. Based on recent

RVIA forecasts, recreational vehicle shipments are expected to decrease about 4 percent during calendar 2005 from the quarter-century peak set in calendar 2004 of 370,000 units. We believe that a decline in consumer confidence resulting from international hostilities, high gas prices and an uncertain stock market could put significant downward pressure on the current calendar year industry forecast. Recreational vehicles typically are a discretionary purchase for consumers, and sales are therefore affected principally by general economic conditions and consumer confidence, and to a lesser extent by the price of fuel. Retail financing conditions have historically been less of a factor affecting the recreational vehicle industry than the manufactured housing business. Purchasers of recreational vehicles generally have proven to have an overall greater ability to obtain necessary credit than customers of the manufactured housing industry.

Our Recreational Vehicle Business

We have been one of the nation’s leaders in producing recreational vehicles since 1973 and distribute our products through a network of approximately 1,300 independent retailers in 49 states and Canada. In calendar 2004, approximately 83 percent of our recreational vehicles were shipped to retailers in the 25 states with the highest retail sales, including California, Texas, Florida, Michigan and Ohio. We were the market share leader in terms of units sold in three of the top 25 recreational vehicle states. Our retail market share and industry unit sales for each of the three segments in which we participated for the last three calendar years are as follows:

	Calendar Year
	2004		2003		2002
	Industry Retails	Fleetwood Share	Industry Retails	Fleetwood Share	Industry Retails	Fleetwood Share
Motor homes
Class A	41,482	20.9%	39,489	21.2%	36,880	20.8%
Class C	19,656	11.7	17,016	9.9	15,532	10.1
Total motor homes	61,138	17.9	56,505	17.8	52,412	17.7
Travel trailers
Conventional	144,917	14.2	129,882	14.8	117,515	16.5
Fifth-wheel	80,141	7.0	68,904	8.7	60,692	7.4
Total travel trailers	225,058	11.7	198,786	12.7	178,207	13.4
Folding trailers	28,696	38.2	30,920	41.6	36,064	42.7

Source: Statistical Surveys, Inc.

Fleetwood’s overall motor home market share has consistently increased over the last three calendar years. This has been driven mainly by new, innovative Class A diesel products and high-line Class A gas products partially offset by market share erosion in entry and mid-level Class A gas products. Additionally, the Company has renewed its focus on the Class C market as evidenced by the market share growth during calendar 2004. Our continued focus on supplying the marketplace with innovative products with the appropriate value proposition has resulted in our market share improvements. Such innovations in the last twelve months include the introduction of an 84 inch ceiling in several additional product lines and the introduction of a full-wall slide motor home. Our Class C market share has improved significantly from 2003 to 2004, primarily due to refocusing efforts to expand Class C distribution through our existing dealers and commercial rental customers. In addition, we have recently added capacity for East Coast production of Class C products in order to increase our market share in that region.

Fleetwood is represented in motor homes by the Jamboree, Tioga, Terra, Fiesta, Flair, Storm, Bounder, Southwind, Pace Arrow, Bounder Diesel, Expedition, Discovery, Providence, Excursion, Revolution, American Tradition, American Eagle and American Heritage brands. Our Class A motor homes range in length from 26 to 45 feet and have an average retail price of approximately $168,000. Class C units range in length from

22 to 31 feet and have an average retail price of approximately $74,000. For calendar 2004, four of the industry’s ten top-selling Class A motor homes were manufactured by Fleetwood, as well as two of the ten top-selling Class C motor homes.

Over the past three calendar years, Fleetwood’s travel trailer market share has declined from 13.4 percent to 11.7 percent due to increased competition in the travel trailer industry, our lack of participation in a few growing market segments, including the luxury and hybrid segments, and declining volume in our core Prowler, Terry, and Wilderness products due to the lack of acceptance by the customer of the products’ value proposition. In early fiscal 2004, we entered the sports utility segment with our Gearbox activity support vehicle, as well as, in fiscal 2005, introduced several new, innovative floorplans in the hybrid and ultralight product categories. This summer we will be introducing completely redesigned core products that have enhanced features and benefits at a more competitive price. We believe that with these new products, combined with more under development, our market share position should improve.

We manufacture a variety of travel trailers under the Pioneer, Mallard, Wilderness, Prowler, Terry, Gearbox, Pegasus, Orbit, Pride, and Triumph nameplates. Our travel trailers are generally 8 feet wide, vary in length from 18 to 39 feet (including trailer hitch) and have an average retail price of approximately $24,000. For calendar 2004, two of the industry’s ten top-selling travel trailers were manufactured by us.

We are the largest manufacturer of folding trailers, which we sell under the Fleetwood brand name. Our folding trailers range in length from 17 to 27 feet when deployed, and have an average retail price of approximately $9,140. For calendar 2004, three of the industry’s ten top-selling folding trailer brands were manufactured by us.

Manufactured Housing

Industry Overview

A manufactured home is a single-family house that is constructed in accordance with HUD construction and safety standards in a factory environment rather than at the home site. There are two basic categories of manufactured housing: single-section and multi-section. The manufactured housing industry grew significantly from 1991 to 1998, but has retrenched since then. According to the Manufactured Housing Institute (MHI), domestic shipments increased from 170,713 homes in calendar 1991 to 372,843 homes in calendar 1998, before declining to 130,802 in calendar 2004. In addition, the manufactured housing industry’s share of new single-family housing starts increased significantly, from about 17 percent in calendar 1991 to 24 percent in calendar 1997, before declining to 7.5 percent in calendar 2004. We believe that the growth during the 1990s resulted from the increased availability of financing and also in large part from increasing consumer acceptance of manufactured housing, which were driven by the following:

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

Today’s manufactured homes offer customers quality similar to many site-built homes at a more affordable price. Manufactured homes are constructed in a factory environment, utilizing assembly line techniques, which allows for volume purchases of materials and components and more efficient use of labor. The quality of manufactured homes has increased significantly over the past 20 years, as producers generally build with the same materials as site-built homes. In addition, many features associated with site-built homes are included in manufactured homes, such as central heating, name brand appliances, carpeting, cabinets, walk-in closets, vaulted ceilings, wall coverings and porches. Also, optional features include such amenities as fireplaces, wet bars and spa tubs, as well as retailer-installed options such as central air conditioning, garages and furniture packages.

As acceptance of manufactured housing has increased among higher-income buyers and financing for single-section homes has become more scarce, demand has shifted toward larger, multi-section homes, which accounted for 74 percent of industry shipments in calendar 2004, up from 47 percent in calendar 1991. This contributed to an overall increase in total retail sales from approximately $4.7 billion in calendar 1991 to more than $7.2 billion in calendar 2004.

More than half of the manufactured homes produced in the United States are placed on individually owned lots. The balance are located on leased sites in manufactured housing communities. Due to zoning restrictions, most manufactured housing is sold in rural regions and towns outside of major urban areas.

The manufactured housing industry is cyclical, and is affected by general economic conditions and consumer confidence. For the last four years, the industry has been burdened by excess manufacturing and retailing capacity, high dealer inventories, competition from repossessed units being resold at greatly distressed prices and a slowing of retail sales. This imbalance between capacity and inventories on one hand and retail demand on the other has largely been caused by the reversal of loose credit practices, which artificially stimulated demand during the late 1990s until replaced by the current restrictive financing conditions. Prior rapid overexpansion of the retail distribution network and dealers’ inflated expectations of future business also contributed to the imbalance.

With respect to the retail financing of manufactured housing, interest rates are generally higher and the terms of loans shorter than for site-built homes. In addition, some lenders have stopped extending loans to finance the purchase of manufactured homes, including four national lenders that have exited the business since the last half of fiscal 2002. This has had the effect of making financing for manufactured homes even more expensive and more difficult to obtain relative to financing for site-built homes, which in turn has enjoyed a period of sustained low interest rates and generous credit requirements.

Retail financing was a significant factor in the expansion of the industry, particularly toward the latter part of the 1990’s growth cycle, when competitive retail lenders employed relatively liberal underwriting standards to capture more business. Although a major catalyst in fueling higher sales volume through 1998, the lower standards have given rise to an abnormally high rate of defaults and repossessions. In turn, retail lenders have responded by sharply curtailing the availability of financing to our retail customers and elevating underwriting standards to overly restrictive levels. At the same time, manufacturers have found themselves competing for the sale of new homes with resellers of these repossessed homes. Due to the difficult environment for chattel financing nationwide, the industry has been trending toward more “land and home” or mortgage-type financing. Chattel financing is personal property financing secured only by the home and not by the underlying land on which the home is sited.

Industry shipments in calendar years 2002 and 2003 were negatively impacted by legislation passed in Texas, a state which accounted for 11 percent of industry shipments in calendar year 2001, that required mortgage-type or “land and home” financing instead of chattel financing, which had been the industry norm, especially for the purchase of single-section homes. The chattel financing process is simpler for customers, well understood by dealers, and faster to process than mortgage-type lending. As a result, industry shipments in Texas fell 28 percent in 2002 and 30 percent in 2003, compared to a drop in shipments for the industry nationwide of 13 percent and 22 percent, respectively. New legislation was passed in Texas in 2003 that substantially eased the negative impact on chattel financing, although the market has remained depressed and the closures of plants and dealers seem to have precluded a quick recovery.

Another industry development affecting wholesale sales volume was the announcement in March 2002 by Conseco Finance Servicing Corp. (Conseco), the largest wholesale floorplan lender, that it would stop approving and funding new floorplan requests. Then another large wholesale lender, Deutsche Financial Services (Deutsche), announced in October 2002 it was exiting the business. Independent retailers generally finance their inventory purchases with wholesale floorplan financing provided by lending institutions. Despite some disruption to the industry, generally there has been sufficient wholesale floorplan financing available through other lenders to fill the vacuum created by the Conseco and Deutsche departures. More recently, the manufactured housing finance groups of two other national lenders, Transamerica and Bombardier, have been acquired by General Electric Corp., although this has not yet had an impact on lending volumes.

Industry manufacturing and retail capacity have been reduced significantly in response to the financing environment and the related inventory imbalance. More than half of the retail lending capacity available in 2000 has exited the business including, most recently, Chase Manhattan Mortgage Finance (Chase), which announced its decision to exit the industry in May 2004. Although a number of significant lenders have entered the market since late 2003, the volume of financing is still insufficient and has not yet translated into higher shipments. Ultimately, the reasonable availability of retail financing will be the key to an industry recovery. MHI projects that calendar 2005 will, however, show a 6 percent improvement over 2004 shipments.

Our Manufactured Housing Business

We are the second largest producer of HUD-Code manufactured housing in the United States in terms of units shipped by us to dealers, and we distribute our products through a network of approximately 1,320 dealers in 46 states. At the end of fiscal 2005, we operated 135 retail locations under the name Fleetwood Retail Corp., with the balance owned and operated by independent dealers. In calendar 2004, approximately 82 percent of our manufactured homes were shipped to dealers in the 20 states with the highest shipments to dealers, including Florida, Texas, California, North Carolina and Tennessee. We are a leading producer of both single-section and multi-section manufactured homes, and our share of the manufactured housing market, based upon shipments to dealers, was 17.6 percent in calendar 2004.

	Calendar Year Shipments
	2004		2003		2002
	Shipments	%	Shipments	%	Shipments	%
Industry shipments
Single-section	33,985	26%	26,238	20%	37,155	22%
Multi-section	96,817	74	104,699	80	131,336	78
Total	130,802	100%	130,937	100%	168,491	100%
Fleetwood shipments
Single-section	7,717	33%	3,393	17%	4,901	20%
Multi-section	15,327	67	16,260	83	20,131	80
Total	23,044	100%	19,653	100%	25,032	100%
Fleetwood share of shipments
Single-section	22.7%		12.9%		13.2%
Multi-section	15.8		15.5		15.3
Total	17.6%		15.0%		14.9%

Source: Manufactured Housing Institute

We held a 22.7 percent share of the single-section manufactured housing market in calendar 2004, as measured by shipments to dealers. Our single-section homes generally range in size from 530 square feet to 1,290 square feet. The average single-section home retailed for approximately $27,700 (excluding land costs) and represented approximately 33 percent of our manufactured housing unit shipments in calendar 2004. Our single-section homes are designed for the affordable housing market, which includes first-time, retiree and value-oriented buyers. We had a disproportionately high share of the increase in single-section sales in calendar 2004 because of our relationships with government agencies on emergency relief projects and manufactured housing community operators.

We held a 15.8 percent share of the multi-section manufactured housing market in calendar 2004, as measured by shipments to dealers. Our multi-section homes, which generally range in size from 750 square feet to 3,420 square feet, sold for an average retail price of approximately $52,000 (excluding land costs) and represented approximately 67 percent of our manufactured housing unit shipments in calendar 2004.

Supply Operations and Other Businesses

During fiscal 2005, our supply manufacturing operations included two fiberglass and manufacturing companies producing various composite plastic components and a lumber re-manufacturing operation. The lumber operation was sold in the third quarter of fiscal 2005. These businesses provide a reliable source of quality components for our principal manufacturing businesses, while also generating outside sales. In fiscal 2005, approximately 36 percent of the product volume of these manufacturing operations was used internally, and the remaining 64 percent was sold to third parties. The supply operations also include a lumber brokerage operation and a component import distribution business, each of which provides our manufactured housing and recreational vehicle businesses with reliable sources of quality raw materials and components.

Discontinued Operations

Retail Housing and Financial Services

The manufactured housing retail industry generated over $7.1 billion in sales in calendar 2004 and is highly fragmented, with approximately 8,000 retailers. Most manufactured housing dealers are independently owned by private companies operating a single sales center. Until 1997, Fleetwood and most other manufacturers, with the exception of a few vertically integrated entities, marketed their manufactured homes exclusively through independent dealers. At that time, however, certain manufactured housing producers began to acquire dealers with the objective of exercising greater control over retail distribution and upgrading marketing and merchandising practices, including brand name development. Additionally, some financial consolidators and residential developers entered the manufactured housing business by acquiring dealers.

In the latter part of calendar 1997 and during the first half of calendar 1998, two competing manufacturers acquired several of our important dealers, which collectively accounted for about 25 percent of our distribution network in terms of volume. In order to protect our distribution channels and to take advantage of business opportunities in the manufactured housing retail industry, in 1998 we acquired HomeUSA, Inc., then the nation’s largest independent dealer of manufactured homes. In addition, we completed several other acquisitions of independent dealers during fiscal 1999 and fiscal 2000. We also expanded our Company-owned retail network through the development of “greenfield” locations, which are locations that we started ourselves rather than through acquisition of existing operations. The combination of these two strategies carried us to a high of 244 stores in November 2000. We also established a financial services subsidiary, HomeOne Credit Corp. (HomeOne), to provide finance and insurance products to our retail operations as part of a vertically integrated housing strategy. Since then, as the retail market for manufactured housing has continued to slow down and losses in our retail operation have risen, we implemented a downsizing strategy to better match our retail capacity to market demand. We reduced the number of stores that we operate to 135 at the end of fiscal 2005. In March 2005, we announced our intention to exit the manufactured housing retail and financial services businesses and focus on our core manufacturing activities. The retail housing and related financial services operations have been designated as held-for-sale and presented as discontinued operations.

Competition in Our Business

The recreational vehicle market is highly competitive, with numerous participants. The five largest manufacturers represented approximately 70 percent of the retail market in calendar 2004, including our sales, which represented 15.3 percent of the total market. For calendar 2004, we held a 17.9 percent share of the motor home market, an 11.7 percent share of the travel trailer market and a 38.2 percent share of the folding trailer market.

The manufactured housing industry is also highly competitive. For calendar 2004, there were approximately 66 manufacturers, with the 10 largest companies accounting for approximately 80 percent of the retail market, including our sales, which represented 17.4 percent of the retail market. Manufactured homes compete with used and repossessed manufactured homes, new and existing site-built homes, apartments, townhomes and condominiums. Competition exists at both the wholesale and retail levels and is based primarily on price, product features, reputation for service and quality, merchandising, and availability and cost of dealer and retail customer financing. Growth in the manufactured housing market in the southern United States during the 1990s increased competition at both the wholesale and retail levels and resulted in both regional and national competitors increasing their presence in the region.

Competitive Advantages

We believe that we have certain competitive advantages as described below.

We have a leadership position in both the recreational vehicle and manufactured housing industries

We have had leading positions in both the recreational vehicle and manufactured housing industry for many years. We have a widely diversified market position in the recreational vehicle industry and are one of the largest players in each segment of the industry, including motor homes, travel trailers and folding trailers. In addition, we are the second largest producer of HUD-Code manufactured housing in the United States. Both the recreational vehicle and manufactured housing industries are relatively fragmented, and our scale and market leadership provide a number of competitive advantages compared to smaller players in each industry, including the areas of purchasing efficiencies and service and warranty support.

We have highly regarded dealer networks in each of our segments

Our dealer network includes many of the largest and most successful retailers in the recreational vehicle and manufactured housing industries. We strive to develop and implement “best practices” among our dealers through training programs and manuals. We have a comprehensive dealer agreement for all of our recreational vehicle dealers (endorsed by the Recreation Vehicle Dealers Association) that requires the dealer to meet criteria in regard to sales and stocking requirements and customer satisfaction goals. In the manufactured housing business, approximately 39 percent of our distribution points (including Company-owned stores) are exclusive, reflecting our strategic focus on the Pinnacle Retailer Program, which is designed to encourage more exclusive dealer relationships.

We have proven engineering and innovative product development capabilities

Fleetwood conducts product development activities on a national basis for recreational vehicles and on a regional basis for manufactured housing in order to reflect regional preferences and trends. Under both approaches, projects are carefully evaluated throughout the entire product development process. We develop innovative new products and product enhancements through an integrated approach that includes retail customer and dealer surveys, market research, engineering, sales and manufacturing, and our suppliers. As a result, we are able to proactively design and manufacture quality products that address both industry trends and specific customer requirements in an efficient, cost-effective and timely manner.

We deliver high-quality products and customer service

We promote customer loyalty through the design of quality products and the delivery of a satisfying customer experience before, during and after the sale. Our quality improvement process focuses on increasing customer satisfaction by improving the quality and design of Fleetwood products and enhancing the customer’s shopping experience. In this regard, we have developed a number of ongoing processes, including:

•        designing our products with materials that frequently exceed both government requirements and industry standards;

•        training both our employees and our dealers’ employees in customer satisfaction techniques and quality improvement procedures;

•        providing additional services, such as comprehensive training of our dealers’ employees and contractors regarding proper installation techniques for manufactured homes;

•        offering extensive warranties in the manufactured housing and recreational vehicle industries; and

•        responding quickly and effectively to customer inquiries and concerns.

We use independent consumer surveys to determine whether retail customers are satisfied with the quality of our products and the level of service provided by us and our dealers. An independent consumer research firm conducts telephone surveys and communicates customer responses to our manufacturing entities and dealers to reinforce quality performance and minimize customer problems. Each year, specific customer satisfaction goals are established for our manufacturing operations and independent dealers. Dealers who meet these performance standards are recognized with our Circle of Excellence Award, and our manufacturing centers are similarly honored for meeting targeted levels of customer satisfaction. We believe that these efforts have resulted in increased awareness of the importance of product quality and service.

We are led by an experienced management team whose interests are aligned with those of our shareholders

Both our manufactured housing and recreational vehicle groups benefit from the significant experience of our management. We have also recently enhanced our management team with the addition of seasoned industry veterans in key leadership positions who further strengthen our organization. All of our senior management team receive a portion of their annual compensation through equity incentives and a significant portion of cash compensation based on operating performance, directly aligning their interests with those of our shareholders.

Our Business Strategy

Our goals are to enhance our position as a leading provider of affordable, high-quality recreational vehicles and manufactured homes, to sustain long-term profitable growth and to enhance shareholder value. The key components of our business strategy are described below.

Focus on manufacturing operations

We recently announced plans to sell our manufactured housing retail and financial services businesses. Our vertically integrated approach to the manufactured housing business came as a result of a strategic objective to protect our distribution channels and to take advantage of business opportunities within the manufactured housing retail and finance industries. Subsequent to that decision, we experienced a significant industry-wide decline in the market for manufactured housing. Our decision to exit these businesses is intended to stem losses sustained in our retail operations. We believe that realigning our current objectives with our traditional focus on manufacturing operations and wholesale distribution channels in both our manufactured housing and in our recreational vehicle businesses will provide us with enhanced ability to regain our industry-leading position within both businesses.

Create value for our shareholders through a dedicated focus on increasing profitability

We seek to create value for our shareholders by growing revenues, containing costs, increasing efficiencies and optimizing existing assets. With ongoing organization and cost-structure changes, we believe we are poised for future growth and are making significant progress towards sustained profitability.

Provide the best product and value proposition to our customers

Our goal is to consistently offer the highest quality product at an attractive value that is not exclusively price-driven. We seek to achieve the value proposition by focusing on the needs and preferences of our buyer populations at different price points by product. We believe we are also effective at controlling cost factors while maintaining high quality standards because of our economies of scale, purchasing efficiencies, and a leverageable fixed infrastructure. Our focus on engineering and innovative product development translates into products that meet ever-changing consumer preferences at the business unit level for recreational vehicles and at the regional level for manufactured housing. For example, we believe the design process is critical and is embedded throughout the development, manufacturing and marketing cycle. Those costs are absorbed over significant unit volumes and result in acceptable per-unit costs because of our market penetration and volumes. Our customers for both recreational vehicles and manufactured housing expect consistency and quality because of the brand reputation and awareness of our products in the market. Finally, we believe that the customers’ experience with our products remains consistent through changing economic and sociological cycles because of the depth and background of our management team, which has experience functioning in different environments.

Increase market share in targeted product segments

We are one of the nation’s leaders in both recreational vehicle and manufactured housing sales, and have been in a leadership position for over 30 years. In recreational vehicles, our motor home market share has shown improvement during calendar years 2003 and 2004 after losing share in 2001 and 2002. The increase in market share is mainly due to the Class A and Class C product innovations that added many features. In late 2004, we introduced a new full-wall slide-out for one of our product lines, with plans to expand the technology to others soon. Our underlying technology, which is currently only available from Fleetwood, will be introduced on other models in 2005, and has been positively received by dealers and customers. In addition, we have refreshed most of the core motor home brands, adding floorplans with up to four slide-outs, as well as other features such as increased ceiling height and upgraded appliances and chassis performance. Consumer and dealer response to the new products has been positive. Additionally, we recently opened up a new Class C manufacturing facility on the East Coast, which will allow us to cost-effectively produce products for that geographic region and is expected to enhance our Class C market share. Finally, our entrance into the sports utility segment with our Gearbox activity support vehicle, several new innovative ultralight and hybrid travel trailer floorplans and the future introductions of completely redesigned core products later this summer is expected to drive market share recovery in the travel trailer segment.

In manufactured housing, we increased market share during calendar 2004 by aggressively developing our distribution network of independent retailers and park operators, and also by continuing to offer innovative product. As the number of retail outlets for manufactured housing has declined year over year, our retail distribution points increased from about 1,250 last year to approximately 1,320 this year. In terms of product, we won two design awards from the Manufactured Housing Institute this year, including an award for Concept Modular Home Design. In the future we will increase our focus on regional designs for our manufactured homes, and we will also increase our commitment to the growing market for modular homes, which are built to local and regional building codes as opposed to the federal HUD code.

Sales and Distribution of Our Products

Consistent with industry practice, we have historically marketed our products through many independent dealers, none of which individually accounted for a material part of our total sales. We expect this industry practice to continue with respect to recreational vehicles. However, the acquisition activity in the late 1990s in the retail sector of the manufactured housing industry prompted us to modify our manufactured housing sales and distribution strategies. We responded to this industry trend by upgrading our manufactured home retail distribution network, developing alternatives to replace dealers purchased by competitors, and promoting and expanding recognition of the Fleetwood brand name through exclusive “Fleetwood Home Centers” and through our own retail strategies, including acquisitions and the opening of stores built and owned by us. Largely as a result of the move into the retail business, our gross inventories increased sharply to $343 million at April 2000. Reflecting weaker market conditions and a reduction in the number of Company-owned stores, gross inventories have declined to $102 million at the end of April 2005, and in March 2005 we announced our intention to divest our retail operations and return to our prior strategy of wholesaling only to independent dealers.

As part of the sales process, we offer purchasers of our recreational vehicles comprehensive one-year warranties against defects in materials and workmanship, excluding only certain components separately warranted by a supplier. The warranty period for motor homes is one year or until the unit has been driven 15,000 miles, whichever occurs first, except for structural items, which are covered for three years. Since model year 2005, the travel trailer warranty is also now for 12 months, while all folding trailer warranties cover 12 months on most parts and manufacturing-related defects. The warranty period for travel trailer products had been two years prior to model year 2005. Our RV Group has installed an electronic dealer communications network that facilitates the processing of product warranty claims and parts ordering. With respect to manufactured homes, our warranty also now covers a one-year period, and includes coverage for factory-installed appliances. Between March 2000 and December 2002, our home warranty covered a two-year period. Company-wide annual direct and indirect expenses for product warranties and service were approximately $131 million for fiscal 2005, $103 million for fiscal 2004, and $118 million for fiscal 2003. We believe that our warranty program is an investment that enhances our reputation for quality and reliability.

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

Until May 1996, we owned Fleetwood Credit Corp., which provided a substantial portion of the wholesale and retail financing for sales of our recreational vehicles. We sold Fleetwood Credit Corp. to Associates First Capital Corporation (Associates) in May 1996. In connection with the sale, an agreement was signed to assure continuing cooperation between Associates and us and to facilitate wholesale and retail financing for our retailers and customers. Early in calendar 1999, Fleetwood Credit Corp. was sold by

Associates to Bank of America. We consented to an assignment of the operating agreement to the new owner. Under the agreement, we agreed to certain limitations on our involvement in recreational vehicle financing programs until May 2006.

Manufactured housing lenders have experienced higher loan losses and a more difficult funding environment over the last several years. Repossessions increased due to the fact that some lenders had made loans in earlier periods to less-qualified applicants, and a significant number of these borrowers had begun to default on their loans. Access to the asset-backed securities market as a source of funding similarly has been constricted and the cost of funds has risen sharply. As a result, lenders reacted by tightening credit standards for manufactured housing borrowers, by significantly increasing interest rates and in some cases by exiting the business.

Chase announced in May 2004 that it was discontinuing its manufactured housing finance business. This announcement followed the previously announced exits from the retail finance business by Associates, Bombardier Capital, Inc., Conseco, CIT Group Inc. and GreenPoint. In addition, several other smaller lenders have exited the business during the past three to four years. These unfavorable developments created a very restrictive retail financing environment, which in turn constrained sales activity at both the wholesale and retail levels.

Both U.S. Bancorp and GreenTree, which was acquired out of the Conseco bankruptcy by a consortium of investment funds, have begun to provide manufactured housing retail financing. Depending on the extent of financing actually made available by these or other lenders in the future, it is possible that these new sources of financing could begin to moderate the effect of the restrictive retail financing environment that has challenged the manufactured housing industry in recent years.

Conseco, also the largest wholesale inventory lender, announced in March 2002 it would exit that business, and in October 2002, Deutsche, another large housing wholesale floorplan lender, announced it was exiting the business. Since the announcements by Conseco and Deutsche, dealer transitions to other floorplan lenders were orderly and we experienced relatively little difficulty finding alternative sources of inventory financing for most of our dealers, including Company-owned stores. Despite some disruption to the industry, generally, there has been sufficient wholesale floorplan financing available through other lenders to fill the vacuum created by the Conseco and Deutsche departures. More recently, the manufactured housing finance groups of two other national lenders, Transamerica and Bombardier, have been acquired by General Electric Corp., although this has not yet had an impact on lending volumes.

Regulatory Issues Applicable to Our Business and Products

Our manufactured housing operations are subject to provisions of the Housing and Community Development Act of 1974, under which the U.S. Department of Housing and Urban Development (HUD) establishes construction and safety standards for manufactured homes, and also may require manufactured housing producers to send notifications to customers of noncompliance with standards or to repair or replace manufactured homes that contain certain hazards or defects. Our recreational vehicle operations are subject to a variety of Federal, state and local regulations, including the National Traffic and Motor Vehicle Safety Act, under which the National Highway Traffic Safety Administration (NHTSA) may require manufacturers to recall recreational vehicles that contain safety-related defects, and numerous state consumer protection laws and regulations relating to the operation of motor vehicles, including so-called “Lemon Laws.” In 2002, the Transportation Recall Enhancement Accountability Documentation Act was approved by Congress and administered by the NHTSA. Under this rule, motor vehicle manufacturers (automotive, truck and RV) and motor vehicle equipment manufacturers are required to report information and submit documents relating to customer complaints, warranty claims, field reports, injuries, property damage and deaths. This information may assist NHTSA to promptly identify defects related to motor vehicle safety. Fleetwood has implemented systems and processes to meet these reporting requirements.

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

Our Relationship with Our Employees

As of April 24, 2005, we had approximately 12,700 employees. Most full-time employees are provided with paid annual vacations, group life insurance, medical and hospitalization benefits, a retirement plan and other fringe benefits. Approximately 700 of these employees hold management or supervisory positions.

As of April 24, 2005, collective bargaining agreements were in effect at two of our manufacturing locations covering a total of approximately 840 employees. The expiration dates for these agreements are in October 2008 and September 2007. Except for employees at these two plants, none of our other employees are represented by a certified labor organization. In the past, we have experienced labor union organization activity at several manufacturing locations. However, in recent years we have not experienced any significant labor union organizing activity.

Risks Relating to Our Business

If any of the following risks actually occur, they could materially adversely affect our business, financial condition or operating results.

We have had significant losses in the last five fiscal years and it is possible that we may not be able to regain profitability in the foreseeable future. This could cause us to limit future capital expenditures and also increase the difficulty of implementing our business and finance strategies or meeting our obligations when due.

We had net losses totaling $162 million, $22 million, $71 million, $162 million, and $284 million for fiscal years 2005, 2004, 2003, 2002 and 2001, respectively. Continued losses may reduce our liquidity and may cause us to reduce our expenditures on capital improvements, machinery and equipment, and research and development. This could have a negative effect on our ability to maintain production schedules, manufacture products of high quality, and develop and manufacture new products that will achieve market acceptance. This could, in turn, have a negative effect on our sales and earnings. If we continue to suffer losses, we could be unable to implement our business and financial strategies or meet our obligations when due. Our losses in recent fiscal years were partially caused by the following conditions:

•        reduced demand in the manufactured housing and, during certain periods, recreational vehicle industries;

•        low utilization of capacity, particularly in our manufactured housing and towable plants;

•        certain wholesale and retail lenders abandoning the manufactured housing market;

•        restrictive lending standards in the manufactured housing market by the remaining retail lenders;

•        relatively high interest rates for manufactured homes as opposed to site-built homes;

•        competition with resellers of repossessed manufactured homes;

•        weaker general economic conditions, stock market declines, and diminished consumer confidence;

•        excess retail inventories primarily in our RV distribution network;

•        unforeseen manufacturing complexities resulting from the introduction of new products, primarily in the travel trailer segment; and

•        lack of market acceptance of certain new products.

We cannot provide assurance that the conditions that have resulted in our substantial losses in fiscal years 2001 through 2005 will not continue in fiscal 2006 and beyond.

In addition to the foregoing conditions, actions we took in response to the circumstances that contributed significantly to the losses included:

•        charges in fiscal 2002 related to the impairment of goodwill that originated with our acquisitions of retail housing businesses in prior years, some of which have been closed or downsized;

•        downsizing initiatives within all our businesses, including asset impairment charges, write down of idle manufacturing facilities, employee severance payments and plant closing costs; and

•        impairment charges in fiscal 2005 related to the decision to exit the retail and financial services businesses and present their results as discontinued operations.

We may be unable to comply in the future with financial covenants contained in our senior secured credit facility, which could result in a default under our debt obligations, and our lenders could accelerate our debt or take other actions which could restrict our ability to operate.

In May 2004, we announced the early renewal and extension of our secured credit facility with Bank of America. If our liquidity and our operating results deteriorate significantly due to business or economic conditions, we may breach covenants under the amended and restated facility, resulting in a default. We were required to amend the facility in March 2005 and reset a financial covenant in order to avoid a covenant breach. In addition, we were recently required to obtain a waiver of a covenant default from Greenwich Capital relating to our warehouse line for HomeOne Credit Corp.

Under the senior secured facility agreement, as amended, we are not subject to a financial performance covenant except in the event that our average monthly liquidity, defined as cash, cash equivalents and unused borrowing capacity, falls below $90 million on a consolidated basis or $60 million within the borrowing subsidiaries. Under these circumstances, we are required to meet a designated cumulative EBITDA requirement that has been restated to reflect the current outlook for earnings. A breach of the covenants could result in a default under this facility, as well as a cross-default in our 5% convertible senior subordinated debentures, our retail floorplan facility with Textron Financial Corp. (Textron) and our capital lease obligations. In addition, our HomeOne Credit Corp. subsidiary’s warehouse line of credit with Greenwich Capital contains financial covenants that apply to HomeOne and the parent company, which as indicated above we recently breached. In the event of a future default under our debt obligations, we cannot be certain that our lenders will agree to forebear from enforcing any remedies otherwise available to them or that they will grant us further waivers or amend our covenants.

Our credit facility ranks senior to the senior convertible subordinated debentures and the convertible subordinated debentures. Our credit facility is secured by substantially all of our assets, except for some inventories that are used to secure floorplan arrangements, the cash value of our Company-owned life insurance, certain fixed assets, including some of our real property, and housing retail finance receivables (chattel loans and/or mortgages). Upon the occurrence of an event of default, our lenders could elect to declare all amounts outstanding under the facility, together with accrued interest, to be immediately due and payable. A default under our senior secured facility could also cause a default under our retail floorplan debt with Textron and our 5% convertible senior subordinated debentures. If we were unable to repay all outstanding balances, the lenders could proceed against our assets, and any proceeds realized upon the sale of assets would be used first to satisfy all amounts outstanding under our senior debt and, thereafter, any of our other liabilities, including liabilities relating to our convertible securities. In addition, we may be prevented from borrowing additional amounts under our other existing credit agreements, including any retail inventory floorplan facilities.

In March 2005, the Company’s financial services subsidiary, HomeOne, renewed and extended an agreement with Greenwich Capital Financial Products, Inc. (Greenwich) that provides up to $75 million in warehouse funding. The warehouse line of credit expires on March 15, 2006. Collateral for borrowings under the facility is manufactured housing consumer loans originated by HomeOne. The availability of financing under the facility is dependent on a number of factors, including the borrowing base represented by the loans pledged to Greenwich. The Company and HomeOne agreed to guarantee the facility in an aggregate amount not to exceed 10 percent of the amount of principal and interest outstanding. The Company’s guaranty includes financial and other covenants, including maintenance of specified levels of tangible net worth, total indebtedness to tangible net worth and liquidity. In anticipation that the Company would not be able to comply with certain of these covenant requirements commencing in June 2005, Greenwich agreed to amend the covenant requirements to levels that the Company expects will be achievable. In the event that the Company failed to sell the loan portfolio and subsequently breached the covenant, the resultant default would also cause the secured credit facility, the Textron retail flooring liability, the 5% convertible senior subordinated debentures and our capital lease obligations to be in technical default.

Lender actions in the event of default might:

•        restrict our investment in working capital and capital expenditures;

•        limit our ability to react to changes in market conditions due to a lack of resources to develop new products;

•        hamper the marketing of our products due to a lack of funds to support advertising expenditures;

•        increase our risk of not surviving an extended downturn in our businesses compared to other competitors whose capital structures are less highly leveraged;

•        restrict our ability to merge, acquire or sell properties; and

•        cause us to seek protection from our creditors through bankruptcy proceedings or otherwise.

Reduced availability of financing for our retailers or retail customers, particularly in our manufactured housing business, could continue to affect our sales volume.

Our dealers, as well as retail buyers of our products, generally secure financing from third party lenders, which, in the case of manufactured housing, have been negatively affected by adverse loan experience. For example, Conseco, Associates, Chase and GreenPoint, which had been very important lenders for customers of our dealers in the 1990s, have withdrawn from the manufactured housing finance business. Reduced availability of such financing and higher interest rates are currently having an adverse effect on the manufactured housing business and our housing sales. If third party financing were to become unavailable or were to be further restricted, this could have a material adverse effect on our results of operations. Availability of financing is dependent on the lending practices of financial institutions, financial markets, governmental policies and economic conditions, all of which are largely beyond our control. For example, floorplan lenders have tightened credit availability, Conseco and Deutsche have exited that business in the manufactured housing industry and Transamerica and Bombardier’s manufactured housing wholesale finance businesses have been acquired by General Electric Corp. In addition, quasi-governmental agencies such as Fannie Mae and Freddie Mac, which are important purchasers of loans from financial institutions, have tightened standards relating to the manufactured housing loans that they will buy. Most states classify manufactured homes as personal property rather than real property for purposes of taxation and lien perfection. Interest rates for manufactured homes are generally higher and the terms of the loans shorter than for site-built homes. In the current environment, financing for the purchase of manufactured homes is often more difficult to obtain than conventional home mortgages. There can be no assurance that affordable wholesale or retail financing for either manufactured homes or recreational vehicles will continue to be available on a widespread basis.

Our repurchase agreements with floorplan lenders could result in increased costs.

In accordance with customary practice in the manufactured housing and recreational vehicle industries, we enter into repurchase agreements with various financial institutions pursuant to which we agree, in the event of a default by an independent retailer in its obligation to these credit sources, to repurchase product at declining prices over the term of the agreements, typically 12, 18 or 24 months. The difference between the gross repurchase price and the price at which the repurchased product can then be resold, which is typically at a discount to the original sale price, represents a financial expense to us. Thus, if we were obligated to repurchase a large number of manufactured homes or recreational vehicles in the future, this would increase our costs, which could have a negative effect on our earnings. Tightened credit standards by lenders and more aggressive attempts to accelerate collection of outstanding accounts with dealers could result in defaults by dealers and consequent repurchase obligations on our part that may be higher than has historically been the case. During fiscal 2005, we repurchased 85 manufactured homes and 89 recreational vehicles at an aggregate gross purchase price to us of $6.3 million, incurring a loss upon resale of about $1.2 million, compared to repurchases of 76 manufactured homes and 101 recreational vehicles at an aggregate purchase price of $3.7 million, incurring a loss upon resale of about $600,000 during fiscal 2004.

Excess inventories of our products among retailers and repossessions could continue to have a negative effect on our sales volume and profit margins.

The level of manufactured housing and recreational vehicle retail inventories and the existence of repossessed homes in the market can have a significant impact on manufacturing shipments and operating results, as evidenced in the manufactured housing industry during the past five years. The continuing deterioration in the availability of retail financing has already extended the inventory adjustment period beyond what was originally expected. Competition from repossessed homes has further extended this inventory adjustment period. More liberal lending standards in the past resulted in loans to less-creditworthy customers, many of whom have defaulted on these loans. Lenders are repossessing the customers’ homes and reselling them at prices significantly below the retail price of a new home, thereby increasing competition for manufacturers of new homes. This situation was exacerbated by the bankruptcy filings of Oakwood Homes and Conseco in 2003, which led both companies to sell large numbers of repossessed homes for cash at distressed prices at auctions or at wholesale, rather than to attempt to refinance the defaulted loans. These circumstances led to an increase in recent years in the number of available repossessed homes and to a further deterioration in the price of these homes. These trends appear to have stabilized; however, if these trends were to deteriorate once more, or if retail demand were to significantly weaken, the resulting inventory overhang could result in price competition and further pressure on profit margins within the industry and could have an adverse impact on our operating results.

We may not be able to obtain financing in the future, and the terms of any future financings may limit our ability to manage our business. Difficulties in obtaining financing on favorable terms would have a negative effect on our ability to execute our business strategy.

In addition to capital available under the senior secured credit facility, we anticipate that we may be required to seek additional capital in the future, including financing necessary to fund capital expenditure needs in our recreational vehicle business. There can be no assurance that we will be able to obtain future financings on acceptable terms, if at all.

Further, in November 2001, Moody’s Investors Services, Inc. announced that it had lowered its rating on our senior implied debt from B1 to B2, and on our then outstanding convertible trust preferred securities from B3 to Caa3, with a negative rating outlook. At the time, Moody’s stated that its action reflected the continuing erosion in our operating performance due to a protracted decline in the manufactured housing industry and a slowdown in the recreational vehicle business, and that the negative outlook reflected the highly uncertain intermediate-term outlook for demand in the manufactured housing and recreational vehicle markets. In December 2001, Standard and Poor’s announced that it had lowered our corporate credit rating from BB+ to BB-, and the rating on our then outstanding convertible trust preferred securities from B+ to D, with a negative rating outlook. At the time, Standard and Poor’s cited our materially weakened business position due to a continuation of very competitive business conditions in both our manufactured housing and recreational vehicle business segments, and our constrained financial profile, as reflected by the granting of security to our lenders and the discontinuation and deferral of our common dividends and existing convertible trust preferred security distributions, respectively. Standard and Poor’s attributed its negative outlook to the prospects for continued weak performance within both of our primary business segments and the vulnerability of our corporate credit ratings to further downgrades. These actions, combined with our recent significant losses, could result in any capital that we might need in the future being more expensive or more difficult to raise.

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

Although we have indicated we intend to sell our HomeOne Credit finance subsidiary, we may continue to incur additional losses related to that subsidiary as we continue to operate the business and build its loan portfolio, including losses relating to defaults and delinquencies, and we will be required to bear a greater portion of that risk than certain of our competitors since we did not securitize our loans in the secondary market.

We have limited recent experience operating a consumer finance business. We previously originated loans for our recreational vehicle business through our Fleetwood Credit Corp. subsidiary, but we sold that subsidiary in 1996. We had not originated or serviced manufactured housing loans prior to 2001. Our ability to build our loan portfolio in connection with this new consumer finance business has depended in part upon our ability to compete with established lenders, and to effectively market our consumer finance services to buyers of our manufactured homes, in the same unfavorable economic conditions that have caused experienced consumer finance companies to exit the manufactured housing business.

We have now indicated we intend to exit our consumer finance business, but we may continue to incur losses as we continue to operate the business and develop our loan portfolio. Many purchasers of manufactured homes may be deemed to be relatively high credit risks due to various factors, including the lack of or impaired credit histories and limited financial resources. Accordingly, the loans we originate may bear relatively high interest rates and may involve higher than average default and delinquency rates and servicing costs. In the event that we foreclose on delinquent loans, our ability to sell the underlying collateral to recover or mitigate our loan losses will be subject to market valuations of the collateral. These valuations may be affected by factors such as the amount of available inventory of manufactured homes in the market, the availability and terms of consumer financing and general economic conditions.

In addition, we are exposed to fluctuations in interest rates and do not currently use interest rate swaps, futures contracts, options on futures or other types of derivative financial instruments to decrease such exposure. An increase in interest rates could result in an increase in our interest expense and a decrease of the fair market value of our finance loan receivables.

Moreover, due to our limited operating history and, as a result of the relatively small scale of our lending portfolio, our non-participation in the housing securitization market, we have not been in a position to sell our loans in the asset-backed securities market. As a result, we have been required to bear a larger portion of the risk of loss on the financing agreements. Also as a result, if we should endeavor to sell the loans as whole loans, our lack of experience in the whole loan sale market may impact the proceeds we receive from whole loan sales transactions. These conditions could negatively affect our cash flow or result in losses at our consumer finance business.

Prepayments of our receivables, whether due to refinancing, repayments or foreclosures, in excess of management’s estimate could also result in reduced future cash flow due to the resulting loss of net interest income on such prepaid receivables. Prepayments can result from a variety of factors, all of which are beyond our control, including changes in interest rates and general economic conditions.

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

The manufactured housing industry is highly competitive. As of December 31, 2004, there were approximately 66 manufacturers of homes and fewer than 8,000 retail sales centers. Based on retail sales, the 10 largest manufacturers accounted for approximately 80 percent of the retail manufactured housing market in calendar 2004, including our sales, which represented 17.4 percent of the market. The manufactured housing retail market is much more fragmented.

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

The manufactured housing industry, as well as the site-built housing development industry, has experienced consolidation in recent years, which could result in the emergence of competitors, including developers of site-built homes, that are larger than we are and have greater financial resources than we have. For example, the large conglomerate Berkshire Hathaway has acquired two of our competitors, Clayton Homes and Oakwood Homes. This combination could ultimately strengthen competition in the industry and adversely affect our business.

The recreational vehicle market is also highly competitive. Sales from the five largest manufacturers represented approximately 70 percent of the retail market in calendar 2004, including our sales, which represented 15.3 percent of the market. Competitive pressures, especially in the entry-level segment of the recreational vehicle market for travel trailers, have resulted in a reduction of profit margins. Sustained increases in competitive pressures could have a material adverse effect on our results of operations. There can be no assurance that existing or new competitors will not develop products that are superior to our recreational vehicles or that achieve better consumer acceptance, thereby adversely affecting our sales volume and profit margins.

Our businesses are cyclical and this can lead to fluctuations in our operating results.

The industries in which we operate are highly cyclical and there can be substantial fluctuations in our manufacturing shipments, retail sales and operating results, and the results for any prior period may not be indicative of results for any future period. Companies within both the manufactured housing and recreational vehicle industries are subject to volatility in operating results due to external factors such as economic, demographic and political changes. Factors affecting the manufactured housing industry include:

•        interest rates and the availability of financing for manufactured housing products;

•        defaults by retail customers resulting in repossessions;

•        inventory levels, which have also negatively impacted our business;

•        availability of manufactured home sites;

•        commodity prices;

•        unemployment trends;

•        international tensions and hostilities;

•        consumer confidence; and

•        general economic conditions.

Factors affecting the recreational vehicle industry include:

•        overall consumer confidence and the level of discretionary consumer spending;

•        general economic conditions;

•        interest rates;

•        international tensions and hostilities;

•        unemployment trends;

•        fuel availability and prices; and

•        commodity prices.

We cannot provide assurance that the factors that are currently adversely affecting our business will not continue to have an adverse effect beyond the present time.

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

We established a network of Company-owned retail stores that has required significant restructuring and downsizing, but our efforts did not succeed in making it profitable. We are now attempting to sell the business, and will incur losses and restructuring charges as a result.

We responded to the retail consolidation in the manufactured housing sector, beginning in fiscal 1998, by forming our own retail business and establishing a network of Company-owned stores to replace distribution points lost to competitors. We made numerous acquisitions between June 1998 and August 2001, the largest of which was the purchase of HomeUSA in August 1998, comprising 65 stores. We also originated more than 100 “greenfield” locations, which are locations that we have started ourselves rather than through acquisition of existing operations. The combination of the two strategies carried us to a high of 244 stores in November 2000. Since its inception, this business segment has operated at a loss, and as the retail market for manufactured housing has slowed, the losses have grown. During fiscal 2002, we implemented a downsizing strategy to better match our retail capacity to market demand. By assigning management of some of our locations to third parties, and closing and selling other locations, we reduced the number of stores that we operate to 135 at March 31, 2005. These actions have resulted in goodwill impairment and restructuring charges and other costs, including severance payments to employees.

Given existing industry conditions and the performance of this new business to date, we have indicated that we intend to seek one or more buyers for the business. We are taking this action in order to eliminate the losses we continue to incur in our retail operations, and to enable us to return to our traditional focus on manufacturing operations and wholesale distribution in both our manufactured housing and in our recreational vehicle businesses. There can be no assurance that we will be able to complete the sale of our retail network on reasonable terms or at all. In addition, we will be required to incur substantial restructuring charges, and the business may incur greater losses pending its eventual sale.

We have replaced some of our manufactured housing dealers, and in the past some of our dealers have been acquired. We also announced our exit from the retail business, and these Company-owned stores represent 16 percent of our sales. This may lead to a decrease in our sales volume and a loss of market share.

Our market share in the manufactured housing market, based on unit shipments, declined from 21.6 percent in calendar 1994 to a low of 14.9 percent in 2002 before improving to 17.6 percent in calendar 2004. The reason for this change was, in part, our reduction of the number of independent retail distribution points from approximately 1,800 to 1,200 during the period from January 1994 through April 2005, in order to concentrate on more sophisticated dealers that share our approach towards merchandising and customer satisfaction. We have also, from time to time in the past, lost significant dealers that were acquired by competitors. Such acquisitions can reduce our retail distribution network and market share, as the competitors may choose not to sell our products. Although our market share rose to 17.6 percent in calendar 2004, there can be no assurance that we will be able to adequately replace the volume sold by our own retail stores or dealers acquired by competitors if they cease selling our manufactured homes, or that we will be able to maintain our sales volume or market share.

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

Gasoline or diesel fuel is required for the operation of motor homes and most vehicles used to tow travel trailers and folding trailers. Particularly in view of increased international tensions and increased global demand for oil, there can be no assurance that the supply of these petroleum products will continue uninterrupted, that rationing will not be imposed or that the price of or tax on these petroleum products will not significantly increase in the future. Increases in gasoline prices and speculation about potential fuel shortages have had an unfavorable effect on consumer demand for recreational vehicles from time to time in the past, which then had a material adverse effect on our sales volume, and may do so in the future.

Increases in the price of oil also can result in significant increases in the price of many of the components in our products, which may have a negative impact on margins or sales volumes.

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

The market for our manufactured homes is geographically concentrated, with the top 15 states accounting for over 67 percent of the industry’s total retail sales in calendar 2004. The southern and south central United States accounts for a significant portion of our manufactured housing sales. As is the case with our other markets, we have experienced a downturn in economic conditions in these regions, and a continuing downturn in these regions that is worse than that of other regions and could have a disproportionately material adverse effect on our results of operations. There can be no assurance that the demand for manufactured homes will not continue to decline in the southern and south central United States or other areas in which we experience high product sales and any such decline could have a material adverse effect on our results of operations.

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

Our results of operations may be significantly affected by the availability and pricing of manufacturing components and labor, as well as changes in labor rates and practices. Although we attempt to mitigate the effect of any cost escalation in components and labor costs by negotiating with current or new suppliers and by increasing productivity or, where necessary, by increasing the sales prices of our products, we cannot be certain that we will be able to do so without it having an adverse impact on the competitiveness of our products and, therefore, our sales volume. Changes in labor rates and practices, including changes resulting from union activity, could significantly affect our costs and thereby reduce our operating income. If we cannot successfully offset increases in our manufacturing costs, this could have a material adverse impact on our margins, operating income and cash flows. Even if we were able to offset higher manufacturing costs by increasing the sales prices of our products, the realization of any such increases often lags behind the rise in manufacturing costs, especially in our manufactured housing operations, due in part to our commitment to give our retailers price protection with respect to previously placed customer orders.

We depend on a small group of suppliers for some of our components, and the loss of any of these suppliers could affect our ability to obtain components at competitive prices, which would decrease our sales or margins.

Most recreational vehicle and manufactured home commodity components are readily available from a variety of sources. However, a few proprietary or specialty components are produced by a small group of quality suppliers that have the capacity to support our requirements on a national basis. Primarily, this situation occurs in the case of motor home chassis, where Spartan and Freightliner supply diesel powered chassis and Workhorse Custom Chassis and Ford Motor Company are the dominant suppliers of Class A gas chassis and Ford Motor Company is the dominant supplier of Class C chassis. Shortages, production delays or work stoppages by the employees of such suppliers could have a material adverse effect on our sales. If we cannot obtain an adequate chassis supply, this could result in a decrease in our sales and earnings.

The market price of our common stock has been volatile, and may decline again in the future.

The market price of our common stock has fluctuated significantly in recent years and generally declined, from a closing price of $45.04 per share on March 6, 1998, to a low of $2.57 per share on August 9, 2002. The market price of our common stock may continue to fluctuate as a result of a number of factors. Factors that could cause fluctuations in the market price of our common stock include:

•        actual and anticipated variations in our operating results;

•        general economic and market conditions;

•        interest rates;

•        general conditions, including changes in demand, in the manufactured housing and recreational vehicle industries;

•        future issuances of our common stock, including issuances of common stock in connection with financing activities, conversion of the convertible trust preferred securities or the existing convertible senior subordinated debentures, or upon exercise of stock options, any of which could have a dilutive effect on our earnings per share and otherwise cause the market price of our common stock to decline;

•        perceptions of the strengths and weaknesses of the manufactured housing and recreational vehicle industries;

•        our ability to pay principal and interest on our debt when due;

•        developments in our relationships with our lenders, customers, and/or suppliers;

•        announcements of alliances, mergers or other relationships by or among our competitors and/or our suppliers and customers;

•        announcements and the introduction of new products and models by us or our competitors and the success or failure of these new products and models;

•        developments related to regulations, including zoning regulations;

•        further downgrades of our corporate credit ratings of our senior implied debt or of specific securities; and

•        changes in senior management.

In addition, in recent years the stock market in general has experienced extreme price and volume fluctuations that have affected the manufactured housing and recreational vehicle industries and that may be unrelated to the operating performance of the companies within these industries. These broad market fluctuations may also adversely affect the market price of our common stock.

We do not pay dividends on our common stock, and under the terms of the documents governing the Convertible Trust Preferred Securities, we are currently deferring payment of dividends on those securities.

On October 30, 2001, we elected to defer distributions due to be made on November 15, 2001 on the Convertible Trust Preferred Securities and we have subsequently elected to defer all subsequent quarterly distributions to date. In light of our business environment and recent operating results, we currently anticipate that we will find it prudent to defer distributions on the Convertible Trust Preferred Securities for the foreseeable future, subject to the terms in the governing documents. We have the option to continue to defer payment of the distributions for a period that extends up to and including the dividend payment due on August 15, 2006. The deferral of distributions on the Convertible Trust Preferred Securities prevent us from declaring or paying any dividends on our common stock during the period of such deferrals. Additionally, even if we choose to resume cash distributions on the Convertible Trust Preferred Securities in the future, we may choose not to pay dividends on our common stock.

Amendments of the regulations governing our businesses could have a material impact on our operations.

Both our recreational vehicle and manufactured housing businesses are subject to extensive federal and state regulations, including construction and safety standards for manufactured homes and safety and consumer protection laws relating to recreational vehicles. Amendments to any of these regulations and the implementation of new regulations could significantly increase the costs of manufacturing, purchasing, operating or selling our products and could have a material adverse effect on our results of operations.

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

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have an adverse effect on our business and stock price.

Section 404 of the Sarbanes-Oxley Act requires us to evaluate annually the effectiveness of our internal controls over financial reporting as of the end of each fiscal year and to include a management report assessing the effectiveness of our internal controls over financial reporting in our annual report. Section 404 also requires our independent registered public accounting firm to attest to, and report on, management’s assessment of our internal controls over financial reporting. If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we cannot assure you that we will be able to conclude in the future that we have effective internal controls over financial reporting in accordance with Section 404. If we fail to maintain a system of effective internal controls, it could have an adverse effect on our business and stock price.

Item 2. Properties

We own our executive offices, which are located at 3125 Myers Street in Riverside, California. The corporate administrative offices, which occupy 201,000 square feet, are situated on parcels of land owned by us, totaling approximately 18.1 acres. Regional, sales and service offices located in North Carolina, Tennessee, Texas and Virginia occupy a total of 59,800 square feet of leased office space. The following table describes additional property and buildings utilized for manufacturing, research and development and administrative purposes as of April 24, 2005. For the most part, these properties and buildings are owned by the Company, except as noted below, and we believe they are suitable and adequate for our purposes. We have granted a security interest in some of these properties to our lenders under the senior secured credit facility.

Facility and Location	Approximate Acreage	Approximate Square Footage
Plants Producing Manufactured Housing:
Glendale, Arizona	36.3	126,000
Riverside, California	18.8	104,500
Woodland, California	15.8	145,600
Auburndale, Florida	15.6	102,700
Alma, Georgia	23.6	98,700
Douglas, Georgia	20.7	140,100
Pearson, Georgia	16.2	144,200
Willacoochee, Georgia	33.2	138,300
Nampa, Idaho	19.8	157,000
Garrett, Indiana	22.1	124,500
Benton, Kentucky	22.4	114,100
Pembroke, North Carolina	32.4	135,600
Woodburn, Oregon	22.4	200,600
Elizabethtown, Pennsylvania	19.7	116,800
Gallatin, Tennessee	18.2	197,700
Lafayette, Tennessee	43.3	133,000
Belton, Texas	20.8	164,600
Waco, Texas	18.3	125,900
Waco, Texas	13.0	120,600
Rocky Mount, Virginia	26.3	135,000
Woodland, Washington	22.4	169,600

Plants Producing Recreational Vehicles:
Motor Homes:
Riverside, California	45.2	293,900
Decatur, Indiana	91.6	473,900
Decatur, Indiana	25.3	184,700
Paxinos, Pennsylvania	123.4	380,200
Paxinos, Pennsylvania	7.1	39,600
Travel Trailers:
Rialto, California(1)	18.8	111,700
Crawfordsville, Indiana(2)	14.4	143,300
Campbellsville, Kentucky	20.0	51,900
Williamsport, Maryland	33.6	86,500
LaGrande, Oregon	40.6	97,300
Pendleton, Oregon	21.2	202,300
Longview, Texas	46.7	313,100
Longview, Texas	10.2	12,100
Lindsay, Ontario, Canada	9.2	145,600
Lindsay, Ontario, Canada	19.0	73,200
Folding Trailers:
Somerset, Pennsylvania(3)	42.6	392,500
Plants Producing Components:
Fontana, California	11.3	83,000
Riverside, California	10.0	111,000
Decatur, Indiana	16.5	250,900
Motor Home Service Facilities:
Decatur, Indiana	34.8	179,500
Riverside, California	11.9	157,800
Division Offices and Research and Development Facilities:
Riverside, California	21.9	234,100

(1)          Includes 4.0 acres and a 28,100 square foot building leased from an unaffiliated third party.

(2)          Includes a 17,800 square foot building leased from an unaffiliated third party.

(3)          Includes a 40,000 square foot building leased from an unaffiliated third party.

Retail Properties

At the end of fiscal 2005, we operated 135 retail sales locations in 21 states, of which 18 are owned and 117 are leased from third parties. An additional 22 retail sales locations are leased or subleased to a large dealer of which four are owned and 18 are leased from third parties. The current lease obligation related to these properties is approximately $8.6 million, of which $5.7 million has been prepaid.

Idle Facilities

There were 26 idle manufacturing facilities at the end of fiscal 2005 and 24 at the end of fiscal 2004. During fiscal 2005, active manufacturing capacities were reduced by the closure of five facilities; two travel trailer and three housing manufacturing plants. Two idle housing facilities in Lexington, Mississippi, and an idle RV facility in Chico, California, were sold during the year.

The following Company-owned manufacturing facilities were not in operation as of April 24, 2005.

Facility and Location	Approximate Acreage	Approximate Square Footage
Alma, Georgia(3)	20.0	137,200
Broxton, Georgia	20.0	137,200
Douglas, Georgia(1)	22.1	251,100
Fitzgerald, Georgia	18.6	124,400
Pearson, Georgia	13.3	133,200
Nampa, Idaho(4)	11.4	74,300
Garrett, Indiana(3)	20.4	104,900
Hancock, Maryland(3)	21.3	118,400
Lexington, Mississippi	20.0	119,800
Lumberton, North Carolina	52.0	122,400
Pembroke, North Carolina(2)	—	73,500
Roxboro, North Carolina(1)	20.0	112,600
Roxboro, North Carolina(4)	31.8	114,800
Bowling Green, Ohio(4)	1.8	23,200
Edgerton, Ohio(3)	30.3	94,300
Cushing, Oklahoma	15.2	71,800
Woodburn, Oregon	29.2	56,500
Elizabethtown, Pennsylvania(3)	17.5	89,600
Westmoreland, Tennessee	38.6	165,100
Westmoreland, Tennessee(1)	20.6	124,400
Belton, Texas	32.6	120,000
Longview, Texas	15.3	111,200
Waco, Texas	8.6	87,600
Waco, Texas(1)	19.8	104,300
Wichita Falls, Texas	31.5	127,300
Rocky Mount, Virginia	13.8	83,400

(1)          Manufacturing facility partially used for housing service operations.

(2)          Acreage shared with active manufacturing facility in Pembroke, North Carolina.

(3)          Manufacturing facility deactivated in fiscal 2005.

(4)          Properties subleased to a third party.

Item 3. Legal Proceedings

The Company filed a complaint in state court in Kansas, in the 18th Judicial District, District Court, Sedgewick County, Civil Department, against The Coleman Company, Inc. (Coleman) in connection with a dispute over the use of the “Coleman” brand name. The lawsuit sought declaratory and injunctive relief. On June 6, 2003, Coleman filed an answer and counterclaimed alleging various counts, including breach of contract and trademark infringement. On November 17, 2004, after a hearing, the Court granted our request for a permanent injunction against Coleman prohibiting Coleman from licensing the Coleman name for recreational vehicles to companies other than Fleetwood, although Coleman will again seek to challenge that ruling in a hearing scheduled for July 12, 2005. At the conclusion of trial, on December 16, 2004, the jury awarded monetary damages against Fleetwood on Coleman’s counterclaim in the amount of $5.2 million. On January 21, 2005, the Court granted Coleman’s request for treble damages, making the total amount of the award approximately $14.6 million. A charge to record this award is reflected in the

Company’s results for the third fiscal quarter of 2005. Payment will be stayed pending Fleetwood’s appeal, which has now been filed. Pending the appeal, Fleetwood was required to post a letter of credit for $18 million, representing the full amount of the judgment plus an allowance for attorneys’ fees and interest. The Company will pursue all available appellate remedies.

Fleetwood is also subject to other litigation from time to time in the ordinary course of business. The Company’s liability under some of this litigation is covered in whole or in part by insurance. Although the amount of any liability with respect to such claims and litigation over and above our insurance coverage cannot currently be determined, in the opinion of our management such liability is not expected to have a material adverse effect on our financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the shareholders of the Company during the fourth quarter of fiscal year 2005.

Executive Officers of the Registrant

Name	Title	Age
Elden L. Smith	President and Chief Executive Officer	65
Christopher J. Braun	Executive Vice President—RV Group	45
Charles E. Lott	Executive Vice President—Housing Group	57
Boyd R. Plowman	Executive Vice President and Chief Financial Officer	61
Todd L. Inlander	Senior Vice President and Chief Information Officer	40
Larry L. Mace	Senior Vice President—Supply and Materials	62
Leonard J. McGill	Senior Vice President, General Counsel and Secretary	47
Andrew M. Griffiths	Vice President, Controller and Chief Accounting Officer	39
Lyle N. Larkin	Vice President, Treasurer and Assistant Secretary	60
John R. Moore	Vice President—Human Resources	44
James F. Smith	Vice President	57

Elden L. Smith returned to Fleetwood in March 2005 as President and Chief Executive Officer after a seven-year retirement. Before retiring, he had worked for the Company for almost 30 years, serving as the executive in charge of the RV Group from 1973 until 1997.

Christopher J. Braun joined the Company as Senior Vice President—RV Group in May 2003. He was promoted to Executive Vice President in 2004. Until he joined Fleetwood, he had been employed at PACCAR, Inc. since 1987. From 2001 to 2003, he was Assistant General Manager for the Kenworth Truck Division. His responsibilities included sales and marketing for the North American organization, as well as operations. He served as the Director of Operations for Kenworth from 1999 to 2001, with full responsibility for four Kenworth Truck manufacturing plants in North America.

Charles E. Lott rejoined Fleetwood in his current position in April 2005. Before retiring in 2002, he was a vice president, heading up the Housing Group’s Eastern Region, a position he had held since 1997. He has worked for Fleetwood for all but six years of his 32-year career in the manufactured housing industry.

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

Todd L. Inlander was named Vice President—Information Technology and Chief Information Officer in September 2000. Previously, he had been a consultant with Arthur Andersen’s Los Angeles office since 1992. He was promoted to his current position in September 2004.

Larry L. Mace was named to his current position in November 2003. He is responsible for Fleetwood’s four supply subsidiaries, Fleetwood’s import operations, corporate materials negotiations as well as various administrative functions at Fleetwood’s Riverside headquarters. Mace has worked for Fleetwood for the past 30 years and has held a number of managerial positions in the Company, including purchasing positions at both the plant and corporate levels. Before his promotion, he had been Vice President—Purchasing, Supply Operations and Administration.

Leonard J. McGill was named Senior Vice President, General Counsel and Secretary in April 2005. He joined the Company in February 2002 as Vice President—Deputy General Counsel, and in November 2003 was promoted to Senior Vice President-Corporate Finance and Chief Governance Officer. Previously, he had been a corporate and securities attorney with the international law firm of Gibson, Dunn & Crutcher LLP from 1987 to 1993 and from 1999 to 2002, and from 1993 to 1999 he was in private practice with the law firm of Day, Campbell & McGill. He graduated from the Georgetown University Law Center with a Juris Doctor, magna cum laude, in 1986.

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

John R. Moore joined Fleetwood in July 2000 as the Human Resources Manager for the RV Group. In December 2001 he assumed full responsibility for the Human Resources Department as Director—Human Resources. He was promoted to his current position in May 2002. Before joining Fleetwood, Moore had 16 years of human resources experience in various manufacturing companies, including eight years at the Patterson-Kelly Division of Harsco Corp., followed by one year at Hendrickson Trailer Suspension Systems just before his employment by Fleetwood.

James F. Smith joined Fleetwood in 1977 as Assistant Controller in the Housing Group. He was named RV Group Controller in 1987, and appointed as Vice President—Controller and Chief Accounting Officer in February 2001. He was named Vice President—Towable Operations in February 2004 and moved to his current position six months later.

Other information required by Item 10 is incorporated herein by reference from the Company’s definitive Proxy Statement for the Company’s 2005 annual shareholders’ meeting to be filed with the Securities and Exchange Commission no later than 120 days after April 24, 2005.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

Quarter	High	Low
Fiscal 2004
First Quarter	$11.25	$4.83
Second Quarter	11.61	8.47
Third Quarter	12.70	8.72
Fourth Quarter	16.06	11.75
Fiscal 2005
First Quarter	16.14	12.22
Second Quarter	15.60	10.82
Third Quarter	14.49	9.17
Fourth Quarter	10.18	7.81

On July 1, 2005, there were approximately 1,100 shareholders of record of our common stock.

Dividend Policy

On October 30, 2001, the Company announced that it would discontinue the payment of dividends after the previously declared dividend payment on November 14, 2001. Dividends until such time had been paid quarterly. This decision was made in conjunction with an election to defer the distribution on our existing 6% convertible trust preferred securities due to be made on November 15, 2001. When we defer a distribution on the 6% convertible trust preferred securities, we are prevented from declaring or paying dividends on our common stock during the period of deferral. Any future resumption of dividends and distributions on the 6% securities would be at the discretion of our Board of Directors, and is not currently contemplated, although distributions on the 6% securities can only be deferred until November 2006.

Equity Compensation Plan Information

The following table provides information as of April 24, 2005, for compensation plans under which equity securities may be issued.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants & Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants & Rights	(c) Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
Equity Compensation Plans Approved by Shareholders(1)	5,674,074	$14.26	1,335,325
Equity Compensation Plans Not Requiring Approval by Shareholders:
Options(2)	79,000	8.91	—
Total	5,753,074		1,335,325

(1)          Includes securities available for future issuance under shareholder approved compensation plans other than upon the exercise of an option, warrant or right, as follows:

The Company’s Amended and Restated 1992 Stock-Based Incentive Compensation Plan presently provides that awards may be granted in the form of shares of common stock to replace all or a portion of compensation (other than base salary) that could otherwise become payable to any employee. A limit of 990,000 shares of common stock is imposed on stock awards. In addition, the Plan provides that awards may be made in shares of restricted stock, up to an aggregate of 600,000 shares.

(2)          Reflects stock options awarded as an inducement to becoming an employee of the Company to Elden L. Smith effective March 8, 2005.

Material Features of Equity Compensation Plans Not Approved by Shareholders

The Company granted options to acquire 79,000 shares of common stock, pursuant to the Elden L. Smith Stock Option Plan and Agreement, effective March 8, 2005, to Elden L. Smith as an inducement to his becoming an employee of the Company. Mr. Smith became President and Chief Executive Officer of Fleetwood on that date. Pursuant to the Agreement, the options generally may not be transferred except in limited circumstances for estate planning purposes. The options vest according to the following schedule: one-third on the first anniversary of the effective date; one-third on the second anniversary; and one-third on the third anniversary. The exercise price is $8.91 per share, and the options expire if unexercised on March 8, 2015. In the event of a change in control, the options may be exercised in full if adequate provision is not otherwise made for replacement awards or other consideration.

Item 6. Selected Financial Data

Five-Year Summary of Selected Financial Data

	Fiscal Years Ended April
	2005	2004	2003	2002	2001
	(Amounts in thousands, except per share data)
Net sales	$2,374,712	$2,360,606	$2,070,957	$1,952,285	$1,978,559
Operating income (loss)	$(43,538)	$78,869	$25,377	$(25,049)	$(230,104)
Income (loss) from continuing operations before income taxes and cumulative effect of accounting change	$(71,226)	$35,807	$(12,355)	$(56,700)	$(248,383)
Benefit (provision) for income taxes	(1,351)	(18,449)	(4,502)	44,621	63,942
Income (loss) from continuing operations before cumulative effect of accounting change	(72,577)	17,358	(16,857)	(12,079)	(184,441)
Discontinued operations	(88,882)	(39,619)	(53,882)	(69,214)	(88,373)
Cumulative effect of accounting change, net of income taxes	—	—	—	(80,635)	(11,176)
Net loss	$(161,459)	$(22,261)	$(70,739)	$(161,928)	$(283,990)
Net loss attributable to common shareholders, basic and diluted	$(161,459)	$(22,261)	$(70,739)	$(132,525)	$(283,990)
Earnings (loss) per common share—diluted:
Income (loss) from continuing operations before cumulative effect of accounting change	$(1.31)	$.44	$(.47)	$(.35)	$(5.63)
After-tax difference on exchange of convertible trust preferred securities	—	—	—	.86	—
Discontinued operations	(1.61)	(1.01)	(1.50)	(2.04)	(2.70)
Cumulative effect of accounting change, net of income taxes	—	—	—	(2.37)	(.34)
Net loss per common share	$(2.92)	$(.57)	$(1.97)	$(3.90)	$(8.67)
Weighted average common shares—diluted	55,332	39,342	35,869	33,942	32,755
Balance sheet data at end of period:
Cash and marketable investments	$45,476	$123,822	$69,776	$111,147	$73,103
Property, plant and equipment, net	232,125	229,638	225,410	232,145	249,272
Total assets	1,010,247	1,075,709	954,094	1,015,700	1,135,753
Long-term debt	319,088	374,950	406,262	412,646	300,068
Total liabilities	884,791	829,427	843,126	840,957	849,605
Shareholders’ equity	125,456	246,282	110,968	174,743	286,148

	Fiscal Years Ended April
	2005	2004	2003	2002	2001
	(Amounts in thousands)
Other Data:
Gross profit margin	16.6%	17.7%	18.1%	19.2%	19.5%
Operating income (loss) margin	(1.8)%	3.3%	1.2%	(1.3)%	(11.7)%
Depreciation and amortization	$23,573	$24,580	$25,634	$26,172	$29,148
Capital expenditures	35,284	27,727	19,857	20,473	36,921
Cash flow from operations	(59,909)	(3,175)	26,104	27,793	99,637
Cash flow from discontinued operations	(37,337)	(45,519)	(59,621)	(54,931)	(131,720)
Cash flow from investing activities	47,013	(89,924)	37,335	(62,851)	26,372
Cash flow from financing activities	40,910	119,733	(550)	80,453	(248)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selected Segment Data

	Fiscal Years Ended April
	2005	2004	2003	2002	2001
	(Dollars in thousands)
OPERATING REVENUES:
RV Group
Motor homes	$1,097,091	$1,104,624	$918,742	$716,734	$637,833
Towables(1)	562,791	674,609	563,853	496,170	568,957
	1,659,882	1,779,233	1,482,595	1,212,904	1,206,790
Housing Group	785,547	657,388	667,087	842,536	981,366
Supply Group	57,020	41,120	37,178	34,032	32,992
Intercompany sales	(127,737)	(117,135)	(115,903)	(137,187)	(242,589)
	$2,374,712	$2,360,606	$2,070,957	$1,952,285	$1,978,559
OPERATING INCOME (LOSS):
RV Group	$(39,169)	$58,146	$35,355	$(36,837)	$(71,463)
Housing Group	6,387	5,440	(13,479)	17,172	27,263
Supply Group	3,816	6,065	2,079	8,868	6,033
Corporate and other	(14,572)	9,218	1,422	(14,252)	(191,937)
	$(43,538)	$78,869	$25,377	$(25,049)	$(230,104)
UNITS SOLD:
RV Group
Motor homes	10,566	11,203	9,935	8,366	8,148
Towables(1)	40,180	48,894	47,134	45,209	52,077
	50,746	60,097	57,069	53,575	60,225
Housing Group
Single-section	7,524	4,627	4,203	6,863	9,426
Multi-section	16,438	16,232	17,973	23,193	26,775
	23,962	20,859	22,176	30,056	36,201
Less intercompany	(3,486)	(3,414)	(3,790)	(4,886)	(8,657)
	20,476	17,445	18,386	25,170	27,544

Intercompany units sold represent Housing Group sales to the retail business, which is a discontinued operation held-for-sale. Units sold by the retail business were:

Retail
Single-section	1,079	1,164	916	1,903	3,667
Multi-section	3,078	3,563	4,088	5,835	9,085
	4,157	4,727	5,004	7,738	12,752

(1)          Includes sales of slide-in truck camper units in fiscal years ended 2001 through 2004.

Overview

Fleetwood is one of the nation’s leaders in producing both recreational vehicles and manufactured housing. The RV Group sold 50,746 and 60,097 recreational vehicles in fiscal 2005 and 2004, respectively. In calendar 2004, we had a 15.3 percent share of the overall recreational vehicle retail market, consisting of a 17.9 percent share of the motor home market, an 11.7 percent share of the travel trailer market and a 38.2 percent share of the folding trailer market. The Housing Group produced and shipped 23,962 and 20,859 manufactured homes in fiscal 2005 and 2004, respectively, and was the second largest producer of HUD-Code homes in the United States in terms of units sold. The Supply Group operates three supply companies that provide components for our manufactured housing and recreational vehicle operations, while also generating outside sales.

Our business began in 1950 producing travel trailers and quickly evolved to what are now termed manufactured homes. We re-entered the recreational vehicle business with the acquisition of a travel trailer operation in 1964. Our manufacturing activities are conducted in 16 states within the U.S., and to a much lesser extent in Canada. We distribute our manufactured products primarily through a network of independent dealers throughout the United States and Canada. In fiscal 1999, we entered the manufactured housing retail business through a combination of acquisitions and internal development of new retail sales centers. We later established a financial services subsidiary to provide finance and insurance products to the retail operation. In March 2005, we announced our intention to exit the retail and finance businesses. These businesses have been presented as discontinued operations throughout this annual report on Form 10-K.

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

Deferred Taxes

Deferred tax assets and liabilities are determined based on temporary differences between income and expenses reported for financial reporting and tax reporting. We are required to record a valuation allowance to reduce our net deferred tax assets to the amount that we believe is more likely than not to be realized. In assessing the need for a valuation allowance, we historically have considered all positive and negative evidence, including scheduled reversals of deferred tax liabilities, prudent and feasible tax planning strategies, projected future taxable income and recent financial performance. Since we have had cumulative losses in recent years, the accounting guidance suggests that we should not look to future earnings to support the realizability of the net deferred tax asset. As a result, we concluded that a partial valuation allowance against our deferred tax asset was appropriate. Accordingly, in fiscal 2003, the deferred tax asset was reduced by $28.4 million to $89.8 million with a corresponding adjustment to the provision for income taxes. The book value of the net deferred tax asset was supported by the availability of various tax strategies, which, if executed, were expected to generate sufficient taxable income to realize the remaining asset. In the fourth quarter of fiscal 2004, we determined that available tax strategies were sufficient to support a deferred tax asset of $74.8 million and we recorded an adjustment to the provision for income taxes of $15 million with a corresponding reduction to the asset. The primary reason for this reduction was an increase in the market value of our convertible preferred securities of Fleetwood Capital Trust I. An improved overall financial condition combined with upward movement in our stock price had contributed to a lower discount from par value and had diminished the magnitude of unrealized taxable gains in these securities. In fiscal 2005, tax-planning strategies continue to support an asset of $74.8 million. We continue to believe that the combination of all positive and negative factors will enable us to realize the full value of the deferred tax assets; however, it is possible that the extent and availability of tax planning strategies will change over time and impact this evaluation. If, after future assessments of the realizability of our deferred tax assets, we determine an adjustment is required, we would record the provision or benefit in the period of such determination.

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

Repurchase Commitments

Producers of recreational vehicles and manufactured housing customarily enter into repurchase agreements with lending institutions that provide wholesale floorplan financing to independent dealers. The Company’s agreements generally provide that, in the event of a default by a dealer in its obligation to these credit sources, Fleetwood will repurchase product. With most repurchase agreements, our obligation ceases when the amount for which we are contingently liable to the lending institution has been outstanding for more than 12, 18 or 24 months, depending on the terms of the agreement. The contingent liability under these agreements approximates the outstanding principal balance owed by the dealer for units subject to the repurchase agreement less any scheduled principal payments waived by the lender. Although the maximum potential contingent repurchase liability approximated $183 million for inventory at manufactured housing dealers and $479 million for inventory at RV dealers as of April 25, 2004, the risk of loss is reduced by the potential resale value of any products that are subject to repurchase, and is spread over numerous dealers and financial institutions. The gross repurchase obligation will vary depending on the season and the level of dealer inventories. Typically, the fiscal third quarter repurchase obligation will be greater than other periods due to high dealer inventories. The RV repurchase obligation is significantly more than the manufactured housing obligation due to a higher average cost per motor home and more units in dealer inventories. Past losses under these agreements have not been significant and lender repurchase demands have been funded out of working capital. In the past three fiscal years we have had the following repurchase activity:

	2005	2004	2003
	(Amounts in millions, except units)
Units	174	177	182
Repurchase amount	$6.3	$3.7	$4.4
Loss recognized	$1.2	$0.6	$—

Business Outlook

The extended period of robust growth in wholesale shipments for the motor home industry appears to have been interrupted. Dealer inventory levels are stabilizing at reasonable levels; consequently, third and fourth quarter shipments did not benefit from expanding dealer inventories as in the prior year. Underlying retail unit sales have also moderated and were down 7 percent in the fourth quarter, suggesting that this trend will likely extend into this year’s selling season for motor homes. Our market share remained constant in calendar 2004 and, as previously announced, we believe that the potential for further inroads in 2005 has been generated by innovations such as the full-wall slide technology and the resumption of Class C motor home production in the eastern part of the U.S., enabling more cost effective distribution.

Towable shipments have been lower than expected in recent quarters. As previously discussed, a number of 2005 travel trailer products were not introduced until late in 2004. We have been unable to consistently balance content with value and have often exceeded price points sought by customers. These issues have been compounded by excess capacity, as well as products and floorplans that have been overly complex to manufacture, contributing to additional warranty costs. These factors have adversely affected the strength of our dealer distribution, particularly in the central part of the country.

Initiatives to reverse these trends have been underway for some time but progress from these actions has not materialized as soon as we had expected. Product introductions, including additions in the ultralight category, were rolled out toward the end of calendar 2004. Additional products, including an offering in the hybrid class, as well as further product rationalizations, are being released throughout 2005. We have moved aggressively to right-size capacity as well as inventories, which were close to desirable levels by year-end. Quality processes have been overhauled for the entire RV business and although improvements are already apparent in our finished products, the financial benefits will only be realized over the longer term. Finally, we have renewed our focus on dealer development activities in order to address a decline in the strength of our distribution network for travel trailers, especially in the central United States.

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

Conditions in the manufactured housing market have been in decline since 1999. Competition from repossessed homes, relatively high retail interest rates for manufactured housing, more stringent lending standards and a shortage of retail financing have adversely affected the industry. Industry home shipments for calendar 2004 were flat compared to the prior year, and included shipments relating to hurricane damage in the Southeast. Overall, the industry has stabilized and is even showing some early signs of improving, but market conditions by region are mixed. Some markets, typically those that were less affected by high repossession levels and retail financing losses, such as certain parts of the West and Florida, are showing signs of a sustained recovery, while more traditional manufactured housing markets, such as Texas and parts of the Southeast, continue to deteriorate.

There are indications that inventories of foreclosed homes are declining. However, we expect to continue to compete with sales of repossessed homes in weaker geographical areas in the near term. New or existing lenders have begun providing more manufactured housing retail financing, although in limited amounts and using more stringent underwriting practices and higher interest rates than a traditional site-built mortgage. Depending on the extent of the financing actually generated, it is anticipated that manufactured housing industry conditions should improve, albeit slowly. We will also continue to pursue other opportunities, such as sales to community and park operators. Longer term, the demand for affordable housing is expected to grow as a result of increased immigration and as greater numbers of baby boomers reach retirement age. Improvements in engineering and design continue to position manufactured homes as viable options in meeting the demands for affordable housing in new markets, such as suburban and inner-city sites, as well as in existing markets such as rural areas and in manufactured housing communities and parks.

During fiscal 2006, we anticipate shifting our focus back to our core manufacturing operations. Individual businesses or regions will be provided with greater autonomy on product and operations. For manufactured housing this is likely to result in a flatter management structure than we have currently, with greater emphasis on sustainable profitability. Losses from our retail housing operations will be eliminated once this business is sold.

We now expect to incur an operating loss in the first quarter of fiscal 2006, as well as additional losses from discontinued operations. Results are expected to be influenced by moderating motor home sales, ongoing travel trailer losses and additional restructuring charges, particularly in manufactured housing.

Results of Operations

The following table sets forth certain statements of operations data expressed as a percentage of net sales for the periods indicated:

	Fiscal Years Ended April
	2005	2004	2003
Net sales	100.0%	100.0%	100.0%
Cost of products sold	83.4	82.3	81.9
Gross profit	16.6	17.7	18.1
Operating expenses	(17.7)	(14.5)	(16.9)
Other, net	(0.8)	0.2	(0.1)
Operating income (loss)	(1.8)	3.3	1.2
Other income (expense)
Investment income	0.1	0.1	0.2
Interest expense	(1.2)	(1.8)	(2.0)
Other, net	(0.1)	(0.1)	—
Income (loss) from continuing operations before income taxes	(3.0)	1.5	(0.6)
Provision for income taxes	(0.1)	(0.8)	(0.2)
Net income (loss) from continuing operations	(3.1)	0.7	(0.8)
Discontinued operations	(3.7)	(1.7)	(2.6)
Net loss	(6.8)%	(0.9)%	(3.4)%

Consolidated Results Fiscal Year 2005 Compared with Fiscal Year 2004

Consolidated Results:

The following table presents net loss and diluted loss per share for fiscal 2005 and 2004 (amounts in thousands, except per share data):

	Fiscal Years Ended April
	2005		2004
	Amount	% of Net Sales	Amount	% of Net Sales	Change	% Change
Net loss	$(161,459)	(6.8)%	$(22,261)	(0.9)%	$(139,198)	625.3%
Diluted loss per share	$(2.92)		$(.58)

The increase in our net loss in fiscal 2005 was, in part, caused by the deterioration of operating results by $122.4 million compared to the prior year. This was partially offset by lower interest expense of $15.9 million due to the retirement or redemption of a portion of our 9.5% convertible subordinated debentures in transactions that straddled the end of the prior fiscal year. Following the announcement in March 2005 that we planned to sell the retail housing and financial services subsidiaries, these businesses were designated as discontinued operations. The loss from discontinued operations in the current year totaled $88.9 million, including non-cash impairment charges of $50.5 million to record assets held-for-sale at their fair value less costs to sell.

Net Sales

The following table presents consolidated net sales by group for fiscal 2005 and 2004 (amounts in thousands):

	2005		2004
	Amount	% of Net Sales	Amount	% of Net Sales	Change	% Change
RV Group	$1,659,882	69.9%	$1,779,233	75.4%	$(119,351)	(6.7)%
Housing Group	785,547	33.1	657,388	27.8	128,159	19.5
Supply Group	57,020	2.4	41,120	1.7	15,900	38.7
Intercompany sales	(127,737)	(5.4)	(117,135)	(4.9)	(10,602)	9.1
Net sales	$2,374,712	100.0%	$2,360,606	100.0%	$14,106	0.6%

Consolidated net sales increased slightly by 0.6 percent or $14.1 million. RV sales remained strong in the early part of the fiscal year but weakened during the second half of the year. The prospect of softening retail sales resulted in dealers maintaining or decreasing their inventories. This combined with a decline in market share in the towable division, contributed to a 6.7 percent decrease in RV wholesale revenues. Manufactured housing revenues increased by 19.5 percent as a result of improving industry demand in certain regional markets, higher prices, improved market share and significant sales in Florida in response to hurricane damage. Intercompany sales to the retail housing business are excluded from consolidated revenues. Revenues from both the retail and financial services businesses are presented separately as part of discontinued operations.

Consolidated Net Sales, Cost of Sales and Gross Profit

The following table presents consolidated net sales, cost of sales and gross profit for fiscal 2005 and 2004 (amounts in thousands):

	2005		2004
	Amount	% of Net Sales	Amount	% of Net Sales	Change	% Change
Net sales	$2,374,712	100.0%	$2,360,606	100.0%	$14,106.6%
Cost of sales	1,979,482	83.4	1,943,147	82.3	(36,335)	1.9
Gross profit	$395,230	16.6%	$417,459	17.7%	$(22,229)	(5.3)%

Gross profit margin decreased to 16.6 percent of sales compared to 17.7 percent last year. A portion of this decline resulted from inefficiencies associated with vacillating RV production rates in the third and fourth quarters in order to adjust supply with weakening demand. However, we did not moderate RV production quickly enough in response to signs of weakening RV sales during the second and third fiscal quarters, causing disruption to production schedules throughout the remainder of the fiscal year. All areas of our business experienced rising raw material costs as prices for lumber, steel, aluminum and other commodities increased. Towable operations were significantly impacted by these increases, combined with competitive pricing pressures and increased sales incentives resulting in margin compression. Higher fuel prices also contributed to an increase in shipping costs.

Operating Expenses

The following table presents operating expenses for fiscal 2005 and 2004 (amounts in thousands):

	Fiscal Years Ended April
	2005		2004
	Amount	% of Net Sales	Amount	% of Net Sales	Change	% Change
Selling	$76,642	3.2%	$68,576	2.9%	$8,066	11.8%
Warranty and service	131,290	5.5	103,194	4.4	28,096	27.2
General and administrative	212,255	9.0	171,476	7.3	40,779	23.8
Operating expenses	$420,187	17.7%	$343,246	14.5%	$76,941	22.4%

Higher housing sales, in conjunction with a variety of strategic ventures and marketing initiatives, accounted for most of the increase in selling expenses. Warranty expenses for the RV Group increased by $17.2 million due to higher incurred warranty costs combined with higher reserves. Housing Group warranty expenses also increased year over year since the prior year was reduced by positive reserve adjustments following a period of sustained cost reductions. General and administrative expenses increased due to increases in group health insurance expense, workers’ compensation costs, the costs of computer system upgrades and conversions, product development efforts and the costs of compliance with the Sarbanes-Oxley legislation.

Other, net

Other, net consists of litigation charges of $16.3 million, including a $14.6 million judgment in the dispute with Coleman, as well as impairment charges of $1.9 million, severance costs of $2.9 million and net gains on sale of fixed assets of $2.5 million. Other, net in fiscal 2004 consisted of net gains on sale of fixed assets of $4.6 million. The sale of the drapery facility along with two idle plants generated $4.4 million of the gain.

Other Income (Expense)

Other income (expense) decreased by $15.4 million to $(27.7) million in fiscal 2005 when compared to the previous year. Net interest expense decreased by $15.9 million primarily as a result of the conversion or redemption of the convertible preferred securities of Fleetwood Capital Trusts II and III, partially offset by the issuance of the $100 million convertible senior subordinated debentures. In the fourth quarter of fiscal 2004, we entered into various privately negotiated transactions with the holders of convertible trust preferred securities of Fleetwood Capital Trust III to convert their securities to common stock prior to their redemption dates. We paid a premium of $2.4 million in excess of interest accrued that is included in Other income (expense). A premium of $1.6 million resulted from similar transactions in the first quarter of fiscal 2005 with the holders of convertible preferred securities of Fleetwood Capital Trust II. Additionally, a charge of $1.1 million relating to previously deferred finance costs resulted from the redemption of the remainder of the Fleetwood Capital Trust II securities.

Recreational Vehicles:

The following table presents RV Group net sales by division for fiscal 2005 and 2004 (amounts in thousands):

	2005		2004
	Amount	% of Net Sales	Amount	% of Net Sales	Change	% Change
Motor homes	$1,097,091	66.1%	$1,104,624	62.1%	$(7,533)	(.7)%
Towables	562,791	33.9	674,609	37.9	(111,818)	(16.6)
Net sales	$1,659,882	100.0%	$1,779,233	100.0%	$(119,351)	(6.7)%

In calendar 2004, our motor home market share improved slightly to 17.9 percent and retail unit sales increased by 9 percent compared to calendar 2003. However, wholesale revenues were impacted by fluctuations in dealers’ retail inventories and decreased by 0.7 percent in fiscal 2005 compared to fiscal 2004. Prior year wholesale shipments contributed to a rise in dealer inventories at that time, whereas, in the current year, dealer inventories have contracted in response to signs of a softer retail market. In fiscal 2005, the Company experienced growth in the Class C and diesel segments with market erosion in the Class A gas segment.

Towable sales are down 16.6 percent in fiscal 2005 compared to fiscal 2004. Wholesale ships in the prior fiscal year also benefited from increasing dealer inventories which, in the current year, are down slightly or are flat. Underlying retail unit sales were up by 4 percent in calendar 2004, compared to the prior year. Lost market share, particularly in the higher-priced fifth-wheel travel trailer class, has added to the deterioration in wholesale results. A continuing decline in folding trailer sales is consistent with the overall market decline for these products, although we continue to maintain dominant market share in this segment.

The RV Group incurred a $39.2 million operating loss in fiscal 2005, compared to operating income of $58.1 million in the prior fiscal year. The deterioration was mainly due to lower sales and margins in all divisions combined with the previously mentioned over production earlier in the year. Operating expenses increased from 11.1 percent of sales to 14.8 percent in the current year primarily due to higher selling costs from expanded RV market initiatives, higher warranty costs and a higher allocation of general and administrative costs.

Manufactured Housing:

The following table presents Housing Group net sales for fiscal 2005 and 2004 (amounts in thousands):

	2005		2004
	Amount	% of Net Sales	Amount	% of Net Sales	Change	% Change
Wholesale sales	$785,547	100.0%	$657,388	100.0%	$128,159	19.5%

Results for the Housing Group consist of factory wholesale revenues, including sales to our retail business. Transactions between these operating divisions are eliminated in consolidation, including any intercompany profit in inventory still held by the retail business. Revenues for the retail business are presented separately as part of discontinued operations.

Revenues in fiscal 2005 were up 19.5 percent from the prior year, and included $127.7 million of intercompany sales to Company-owned retail sales centers. Manufacturing unit volume increased 15 percent to 23,962 homes, and the total number of housing sections was only up 9 percent to 40,867 due to a shift in sales mix toward single-section homes. Multi-section homes represented 68 percent of factory shipments for the fiscal year versus 78 percent last year.

Sales volume was improved over the prior year because of significant sales in Florida in response to hurricane damage, as well as improving industry conditions in certain stronger regional markets and sales to manufactured housing community developers.

Gross profit margin of 22.2 percent of sales was unchanged from the prior year. Operating costs increased $22.2 million or 16 percent as a result of higher product warranty expenses and overhead costs. Other expenses also increased by $5.3 million compared to the prior year, primarily due to a $1.9 million impairment charge, $0.8 million of severance charges and litigation charges of $1.7 million in the current year. Overall results improved from an operating profit of $5.4 million to $6.4 million.

Supply Operations:

Including intercompany sales, our Supply Group contributed revenues of $232.8 million in fiscal 2005 compared to $209.9 million in fiscal 2004, of which $57.0 million and $41.1 million, respectively, were sales to third party customers. Operating income from sales to third party customers decreased from $6.1 million to $3.8 million primarily as a result of lower margins and a gain on the sale of the drapery operation in the prior year.

Discontinued Operations:

In March 2005, we announced our intention to exit the manufactured housing retail and financial services businesses. These businesses are presented as discontinued operations in the Company’s financial statements. Retail housing’s revenues declined 1 percent from $242.5 million to $240.7 million for fiscal 2005. Unit sales for the retail operation were down 12 percent to 4,157 homes. The average unit price increased by 12 percent to $56,181 for the current year due to the sale of more multi-section homes and less discounting of prices, and gross margins declined slightly by 0.1 percent to 19.6 percent. The retail housing business incurred an operating loss of $85.2 million in fiscal 2005, before interest expense on inventory financing, compared to an operating loss of $35.9 million last year. The current year loss includes non-cash impairment charges of $50.5 million to record assets held-for-sale at their estimated fair value less costs to sell. Interest expense on inventory financing increased slightly from $2.1 million to $2.4 million.

Discontinued operations also include the results of the financial services business. Operating losses were $0.3 million and $1.6 million in fiscal 2005 and 2004, respectively, before deducting interest expense on the warehouse line of $1.1 million in fiscal 2005. Interest expense in fiscal 2004 was not significant. The operating loss in fiscal 2005 includes non-cash charges of $0.3 million to write down loans held-for-sale to their net realizable value.

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

Our net loss decreased by $48.5 million to $(22.3) million, primarily due to a 14 percent increase in sales and a resulting $53.5 million increase in operating income. A strong RV market, particularly in motor homes, combined with a stabilizing manufactured housing market contributed to the smaller net loss. The net losses for both fiscal 2004 and 2003 were negatively impacted by adjustments of $15 million and $28.4 million, respectively, to reduce our net deferred tax asset. The $15 million adjustment in the fourth quarter of fiscal 2004 was caused by a reduction in available tax planning opportunities. The primary reason for this reduction was an increase in the market value of our convertible trust securities of Fleetwood Capital Trust I.

Net Sales

The following table presents consolidated net sales by group for fiscal 2004 and 2003 (amounts in thousands):

	2004		2003
	Amount	% of Net Sales	Amount	% of Net Sales	Change	% Change
RV Group	$1,779,233	75.4%	$1,482,595	71.6%	$296,638	20.0%
Housing Group	657,388	27.8	667,087	32.2	(9,699)	(1.5)
Supply Group	41,120	1.7	37,178	1.8	3,942	10.6
Intercompany sales	(117,135)	(4.9)	(115,903)	(5.6)	(1,232)	1.1
Net sales	$2,360,606	100.0%	$2,070,957	100.0%	$289,649	14.0%

Consolidated net sales increased by 14 percent or $289.7 million. A strong recreational vehicle market and improved motor home products drove a 20 percent sales increase in RVs, offset by a 1.5 percent decline in Housing Group revenues. The manufactured housing market continued to show signs of recovery from a prolonged slump and Housing Group revenues for our fourth quarter of fiscal 2004 increased by 20 percent compared to the prior year.

Consolidated Net Sales, Cost of Sales and Gross Profit

The following table presents consolidated net sales, cost of sales and gross profit for fiscal 2004 and 2003 (amounts in thousands):

	2004		2003
	Amount	% of Net Sales	Amount	% of Net Sales	Change	% Change
Net sales	$2,360,606	100.0%	$2,070,957	100.0%	$289,649	14.0%
Cost of sales	1,943,147	82.3	1,696,859	81.9	(246,288)	(14.5)
Gross profit	$417,459	17.7%	$374,098	18.1%	$43,361	11.6%

Gross profit margin fell slightly to 17.7 percent of sales compared to 18.1 percent last year. All areas of our business experienced rising raw material costs as prices for timber, steel, aluminum and other commodities increased. These material cost increases, combined with the introduction of new products, offset the positive impacts of higher pricing and a shift to higher-margin products. Overall, gross margins for RVs decreased from 14.5 percent to 14.3 percent. The Housing Group was able to manage cost increases more effectively and also benefited from improving operating efficiencies to raise gross margin by 1.3 percent to 22.2 percent.

Operating Expenses

The following table presents operating expenses for fiscal 2004 and 2003 (amounts in thousands):

	Fiscal Years Ended April
	2004		2003
	Amount	% of Net Sales	Amount	% of Net Sales	Change	% Change
Selling	$68,576	2.9%	$59,809	2.5%	$8,767	14.7%
Warranty and service	103,194	4.3	118,239	5.0	(15,045)	(12.7)
General and administrative	171,476	7.2	165,894	7.0	803.5
Operating expenses	$343,246	14.5%	$343,942	14.5%	$(5,475)	(1.6)%

Higher RV sales and enhanced marketing initiatives accounted for most of the increase in selling expenses, which remained flat as a percentage of sales. The Housing Group reduced product warranty and service expense following a reorganization of service in fiscal 2003. Warranty expenses at the RV Group increased on higher sales but still decreased as a percentage of revenue. General and administrative expenses for fiscal 2003 include $6.8 million for the legal settlement of two class action suits.

Other, net

Other, net in fiscal 2004 consisted exclusively of net gain on sale of fixed assets of $4.6 million. The sale of the drapery facility along with two idle plants generated $4.4 million of the gain. The prior year amount included $6.8 million for the settlement of two class action suits, $1.2 million of asset impairment charges, and $2.6 million of restructuring costs in the Housing Group, partially offset by net gains on the sale of fixed assets of $5.8 million related to the sale of facilities and land.

Other Income (Expense)

Other income (expense) increased by $5.3 million to $(43.0) million in fiscal 2004 when compared to the previous year. Net interest expense increased by $2.2 million as a result of the issuance of the $100 million convertible debentures combined with lower interest income. Also, in the fourth quarter of fiscal 2004, we entered into various privately negotiated transactions with the holders of convertible preferred securities of Fleetwood Capital Trust III to convert their securities to common stock prior to their redemption dates. We paid a premium of $2.4 million in excess of interest accrued that is included in Other income (expense).

Recreational Vehicles:

The following table presents RV Group net sales by division for fiscal 2004 and 2003 (amounts in thousands):

	2004		2003
	Amount	% of Net Sales	Amount	% of Net Sales	Change	% Change
Motor homes	$1,104,624	62.1%	$918,742	62.0%	$185,882	20.2%
Towables	674,609	37.9	563,853	38.0	110,756	19.6
Net sales	$1,779,233	100.0%	$1,482,595	100.0%	$296,638	20.0%

The Motor Home division’s performance was the result of improved market conditions and favorable acceptance of our mid-line diesel products and new Class A gas motor home products. For fiscal 2004, Class A diesel product shipments rose 14 percent while Class A gas and Class C shipments rose 3 percent and 29 percent, respectively. Travel trailer revenues increased 29.1 percent to $570.4 million on a

14 percent increase in unit volume. The disproportionate increase in travel trailer revenues to shipments reflects the sales growth of larger, higher-priced floorplans in the conventional and fifth wheel products offered. Folding trailer sales declined 14.6 percent to $104 million on a 15 percent decline in unit volume.

The RV Group earned $58.1 million of operating income in fiscal 2004, compared to $35.3 million in the prior fiscal year. The $22.8 million increase in profitability was mainly due to the increase in diesel sales, which have higher selling prices and gross margins, and profit in travel trailers compared to an operating loss in the prior period as a result of higher revenues and gross margins. Operating expenses decreased from 12.2 percent of sales to 11.1 percent but increased $16.5 million in the current year primarily due to higher selling costs from expanded RV market initiatives and higher warranty costs.

Manufactured Housing:

The following table presents Housing Group net sales for fiscal 2004 and 2003 (amounts in thousands):

	2004		2003
	Amount	% of Net Sales	Amount	% of Net Sales	Change	% Change
Housing sales	$657,388	100.0%	$667,087	100.0%	$(9,699)	(1.5)%

Results for the Housing Group consist of factory wholesale revenue, including sales to our retail business. Transactions between these operating divisions are eliminated in consolidation, including any intercompany profit in inventory still held by the retail business.

Revenues in fiscal 2004 were $657.4 million, down 1.5 percent from the prior year, and included $117.1 million of intercompany sales to Company-owned retail sales centers. Manufacturing unit volume declined 6 percent to 20,859 homes, but the total number of housing sections was down 8 percent to 37,443 due to a slight shift in sales mix toward single-section homes. Multi-section homes represented 78 percent of factory shipments versus 81 percent last year.

Sales volume was below the prior year because of a weaker manufactured housing market, which has been adversely affected by competition from repossessed units and restrictive retail financing conditions. In addition, the industry’s two largest retail lenders and the two largest inventory floorplan lenders exited the business.

Gross profit margin for the Housing Group increased from 20.9 percent to 22.2 percent of sales, mainly as a result of improving labor efficiencies and reducing manufacturing overhead. Operating costs declined $12.5 million or 8 percent as a result of reduced product warranty expenses. The reduction in warranty service costs is attributable to the fiscal 2003 reorganization of the service organization.

Supply Operations:

Including intercompany sales, our Supply Group contributed revenues of $209.9 million in fiscal 2004 compared to $173.9 million in fiscal 2003, of which $41.1 million and $37.2 million, respectively, were sales to third party customers. Operating income from sales to third party customers increased from $2.1 million to $6.1 million primarily as a result of a gain on the sale of the drapery operation in fiscal 2004.

Discontinued Operations:

In March 2005, we announced our intention to exit the manufactured housing retail and financial services businesses. These businesses have been presented as discontinued operations in the Company’s financial statements. Retail housing’s revenues declined 1 percent from $245.1 million to $242.5 million for fiscal 2004. Unit sales for the retail operation were down 6 percent to 4,727 homes. The average unit price increased by 14 percent to $50,323 for the current year due to the sale of more multi-section homes and less discounting of prices. As a result of aggressively selling aged inventory, gross margins declined from 20.1 percent in the prior year to 19.7 percent. The retail business incurred an operating loss of $35.9 million in fiscal 2004, before interest expense on inventory financing, compared to an operating loss of $49.7 million last year. The improvement mainly resulted from a 15.4 percent reduction in operating expenses. The operating expense reduction included a $9.8 million charge in the prior year for incorrect balance sheet adjusting entries related to integrating and then converting unique accounting systems from previously acquired dealers into a single system. Interest expense on inventory financing decreased slightly from $2.3 million to $2.1 million.

Liquidity and Capital Resources

We use external funding sources, including the issuance of debt and equity instruments, to supplement working capital, fund capital expenditures and meet internal cash flow requirements on an as-needed basis. Cash totaling $59.9 million was used in operating activities during fiscal 2005 compared to $3.2 million for the similar period one year ago. In fiscal 2005, the most significant use of cash related to higher inventories, which consumed $43.6 million in cash, principally due to a build up of motor home finished goods inventories. The remaining cash used in operations was primarily consumed by the loss from continuing operations, substantially reduced by items that did not impact cash such as depreciation and increases to reserves and other liabilities. In fiscal 2004, the most significant use of cash related to receivable, inventory and accounts payable working capital requirements totaling $51.0 million stemming from the 14 percent increase in revenues. The increase in other liabilities includes $14.6 million and $13.7 million for interest expense accrued but deferred on the 6% convertible trust preferred securities in fiscal 2005 and 2004, respectively.

Net cash used in discontinued operations was $37.3 million in fiscal 2005 compared to $45.5 million in fiscal 2004.

Additional cash outlays in fiscal 2005 and 2004, included $35.3 million and $27.7 million in capital expenditures, partially offset by proceeds from the sale of fixed assets totaling $10.4 million and $9.8 million, respectively.

At fiscal year end, short-term borrowings under our secured syndicated credit facility, led by Bank of America, N.A., as administrative agent, were $55.0 million. At year end, lender commitments to the facility totaled $200 million. Our borrowing capacity, however, is governed by the amount of a borrowing base, consisting of inventories and accounts receivable, that fluctuates significantly from week to week. The borrowing base is revised weekly for changes in receivables and monthly for changes in inventory balances. At the end of the fiscal year, the borrowing base totaled $179 million. After consideration of collateral reserves of $5.8 million, $46.2 million in standby letters of credit and the outstanding borrowings, unused borrowing capacity was approximately $70.5 million. Subsequent to fiscal year end, the Company posted an additional letter of credit of $18 million related to the Coleman judgment, pending the Company’s appeal of this litigation. Long-term debt increased by approximately $6.8 million, primarily as a result of a capital lease on our new paint facilities.

As a result of the above-mentioned changes, cash and marketable investments declined $78.3 million from $123.8 million as of April 25, 2004, to $45.5 million as of April 24, 2005.

Credit Agreements

During May 2004, our credit facility was renewed and extended until July 31, 2007. The amended and restated agreement provided for a revolving credit line for up to $150 million limited by the available borrowing base of eligible accounts receivable and inventories. On March 2, 2005, we entered into an amendment to the revolving credit facility. The results of our third quarter ended January 23, 2005 were such that we would have been out of compliance with the previous version of the financial performance covenant in the facility, and the amendment addressed that covenant issue.

Further, however, the amended facility provides greater borrowing flexibility by raising the overall limit on borrowings to $175 million from $150 million, with an additional seasonal increase from October to April to $200 million. In addition, a limitation on borrowing against inventory within our asset borrowing base has been raised from $85 million to $110 million, with a seasonal increase to $135 million for the December through April time period. Subsequent to the fiscal year end, the borrowing base was supplemented by $15 million of additional real estate collateral provided to the bank group. Borrowings are secured by receivables, inventory and certain other assets, primarily real estate, and will be used for working capital and general corporate purposes.

The original facility was subject to a financial performance covenant only in the event that our average monthly liquidity, defined as cash, cash equivalents and unused borrowing capacity, fell below certain established limits. The new facility retained the same liquidity requirements, with one minor modification, but the financial performance covenants were reset.

In consideration for the amendments, including the increased amount of the line and enhancements to the borrowing base, we paid an aggregate of $501,000 in fees. The interest rate for revolving loans under the line was increased slightly, but may be reduced to prior levels in future quarters based on improvements in a fixed charge coverage ratio.

Subsequent to fiscal 2005 year-end, in July 2005, the agreement governing the credit facility was further amended and restated, to incorporate prior amendments and increase total loan commitments to accommodate the previous $15 million addition to the revolver borrowing base and fund a new term loan collateralized by real estate in the amount of $22 million. These additions raise total loan commitments to $212 million from May through November, with a seasonal uplift to $237 million from December through April. The loan commitments for both the addition to the revolver and the term loan reduce on the first day of each fiscal quarter beginning October 31, 2005 in the amounts of $750,000 and $785,715, respectively.

In addition, Fleetwood Enterprises, Inc. guarantees Fleetwood Retail Corp.’s floorplan obligations to Textron Financial Corporation, and the Textron agreement contains covenants that mirror the bank amendment that have been reset to conform with the new bank amendment.

In March 2005, the Company’s financial services subsidiary, HomeOne, renewed and extended an agreement with Greenwich Capital Financial Products, Inc. (Greenwich) that provides up to $75 million in warehouse funding. The warehouse line of credit expires on March 15, 2006. Collateral for borrowings under the facility is manufactured housing consumer loans originated by HomeOne. The availability of financing under the facility is dependent on a number of factors, including the borrowing base represented by the loans pledged to Greenwich. The Company and HomeOne agreed to guarantee the facility in an aggregate amount not to exceed 10 percent of the amount of principal and interest outstanding. The Company’s guaranty includes financial and other covenants, including maintenance of specified levels of tangible net worth, total indebtedness to tangible net worth and liquidity. In anticipation that the Company would not be able to comply with certain of these covenant requirements, commencing in June 2005, Greenwich agreed to amend the covenant requirements to levels that the Company expects will be achievable.

Convertible Trust Preferred Securities

In January 2002 we completed an offer of up to an aggregate of $37.95 million in liquidation amount of new 9.5% Convertible (Trust II) Preferred Securities due February 15, 2013, in exchange for up to an aggregate of $86.25 million of the $287.5 million in liquidation amount of outstanding 6% Convertible (Trust I) Trust Preferred Securities due February 15, 2028. Each new trust preferred security issued in the exchange offer was convertible, at the option of the holder, at any time into 1.752 shares of Fleetwood common stock (i.e., a conversion price of $12.56 per common share). With 1.725 million shares of new trust preferred issued in the exchange offer, the potential dilution to common shareholders upon conversion of the new exchange offer trust preferred was 3.0 million common shares.

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

On March 9, 2004, the Company announced that it was calling $50 million aggregate principal amount of the Trust III preferred securities for redemption. Subsequently, on March 30, 2004, the Company called the remaining $100 million aggregate principal amount of Trust III preferred securities for redemption. Subsequently, virtually all of the holders of the Trust III preferred securities converted their securities into an aggregate of 14,478,578 shares of the Company’s common stock, including some who had entered into privately negotiated transactions with the Company to convert their securities, prior to the respective redemption dates, in exchange for a cash incentive. As a result, as of April 25, 2004, there remained 377,726 shares of Trust III preferred securities outstanding, with an aggregate principal amount of $18.9 million, and as of April 29, 2004, which was the final redemption date pursuant to the Company’s calls for redemption, there were no Trust III preferred securities outstanding.

On May 5, 2004, the Company called the Trust II preferred securities for redemption with a redemption date of June 4, 2004. Several of the holders of the Trust II preferred securities converted their holdings to shares of the Company’s common stock, including some who entered into privately negotiated transactions with the Company to convert their securities, prior to the redemption date, in exchange for a cash incentive. Accordingly, as of the June 4, 2004 redemption date, pursuant to the Company’s call for redemption, 781,065 shares of the Trust II preferred securities had been converted into an aggregate of 1,368,074 shares of the Company’s common stock, and 943,935 shares of the Trust II preferred securities were redeemed for an aggregate of $22.5 million in cash, representing $20.8 million in aggregate amount, $1.3 million in redemption premium and $104,000 in accrued but unpaid interest to the redemption date.

Dividends and Distributions

On October 30, 2001, the board of directors discontinued the payment of dividends on our common stock in conjunction with an election to defer distributions on our existing 6% convertible trust preferred securities. We have the right to elect to defer distributions for up to 20 consecutive quarters under the trust indenture governing the existing 6% convertible trust preferred securities. When we defer a distribution on the 6% convertible trust preferred securities, we are prevented from declaring or paying dividends on our common stock during the period of the deferral. In light of our business environment and recent operating results, we presently intend to continue to defer the distribution on the Trust I Securities until August 2006, which would be the last of these consecutive quarterly distributions that could be deferred under the terms of the governing instruments. At the end of fiscal 2005, we had deferred $49.6 million, including accrued interest at 6 percent on the deferred amounts.

Discontinued Operations

In March 2005, we announced that the manufactured housing retail and financial services businesses were to be sold. We currently expect to realize the carrying value of assets to be sold less amounts paid to settle related liabilities, including retail flooring of $37.6 million and the warehouse line of credit of $40.7 million. We also expect to incur $6-8 million of mostly cash one-time termination costs and contract termination costs in fiscal 2006 and intend to repay the portion of our secured credit facility that relates to the retail business, which stands at $43.0 million at April 24, 2005.

Other

In the opinion of management, the combination of existing cash resources, expected future cash flows from operations, and available lines of credit will be sufficient to satisfy our foreseeable cash requirements for the next 12 months, including up to $30 million for capital expenditures in fiscal 2006, to be utilized primarily for enhancements to manufacturing facilities.

Contracts and Commitments

Below is a table showing payment obligations for long-term debt, capital leases, operating leases and purchase obligations for the next five years and beyond:

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years(2)	More than 5 years
	(Amounts in thousands)
Long-term debt (excluding capital lease obligations and convertible subordinated debentures)	$101,885	$—	$397	$179	$101,309
Capital lease obligations	10,254	2,470	5,434	2,350	—
Operating leases(1)	52,232	10,765	15,136	8,915	17,416
Other long-term liabilities:
Deferred compensation and non-qualified retirement plans	38,771	5,833	10,494	7,982	14,462
Insurance reserves	32,215	32,215	—	—	—
Convertible subordinated debentures	210,142	—	—	—	210,142
Total	$445,499	$51,283	$31,461	$19,426	$343,329

(1)          Most of the Company’s retail sales locations and certain of its other facilities are leased under terms that range from monthly to 18 years. Also included in the above amounts are equipment leases. Management expects that in the normal course of business, leases will be renewed or replaced by other leases to support continuing operations.

Off-Balance Sheet Arrangements

We describe our aggregate contingent repurchase obligation in Note 16 to the Company’s financial statements and under Critical Accounting Policies in this Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Report.

Under the senior credit agreement, Fleetwood Enterprises, Inc. is a guarantor of the borrowings of Fleetwood Holdings, Inc. (FHI) and Fleetwood Retail Corp. (FRC). FHI includes most of the wholly owned manufacturing subsidiaries and FRC includes all the retail housing subsidiaries. Only the FRC parent company, however, and seven of the retail subsidiaries are borrowers under the loan and covered under the guarantee. In addition, Fleetwood Enterprises, Inc. guarantees FRC’s floorplan obligations to

Textron and Bombardier Capital, Inc. pursuant to FRC’s wholesale financing agreements with the two flooring institutions.

Under the warehouse line of credit, initiated in December 2003, between HomeOne Credit Corp., our captive finance subsidiary, and Greenwich Capital Financial Products, Inc., Fleetwood Enterprises, Inc. is a limited guarantor of the borrowings.

Fleetwood Enterprises, Inc. has also entered into ten limited guarantees aggregating $4.2 million to certain obligations of certain retailers to floorplan lenders and an additional two unsecured guarantees aggregating $3.5 million for other obligations.

New Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation specifies the disclosures to be made by a guarantor in its interim and annual financial statements concerning its obligations under certain guarantees that it has issued. FIN 45 also requires a guarantor to recognize a liability, at the inception of the guarantee, for the fair value of obligations it has undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for interim and annual periods ending after December 15, 2002. The initial recognition and initial measurement requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. Accordingly, we adopted the disclosure provisions of FIN 45, which have been reflected in the accompanying consolidated financial statements. The adoption of these provisions did not have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R (SFAS 123R), “Share-Based Payment.” Under previous practice, the reporting entity could account for share-based payment under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and disclose share-based compensation as if accounted for under the provisions of Statement of Financial Accounting Standard No. 123 (SFAS No. 123), “Accounting for Stock-Based Compensation”. Under the provisions of SFAS No. 123R, a public entity is required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award.

The Company expects to adopt SFAS No. 123R, effective with the beginning of fiscal 2007. Adoption of the standard is currently expected to reduce fiscal 2007 earnings by an amount consistent with the reductions shown in recent pro forma disclosures provided under the provisions of SFAS No. 123. Application of this pronouncement requires significant judgment regarding the assumptions used in the selected option pricing model, including stock price volatility and employee exercise behavior. Most of these inputs are either highly dependent on the current economic environment at the date of grant or forward-looking over the expected term of the award. As a result, the actual impact of adoption on future earnings could differ significantly from our current estimate.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement requires an issuer to classify a financial instrument issued in the form of shares that are mandatorily redeemable—that embodies an unconditional obligation requiring the issuer to redeem them by transferring its assets at a specified or determinable date—as a liability. This statement was adopted during fiscal 2004 and had no impact on our financial reporting.

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

The Company owned three Delaware business trusts that were established for the purpose of issuing optionally redeemable convertible trust preferred securities. The obligations of the business trusts to the holders of the trust preferred securities were all supported by convertible subordinated debentures issued by Fleetwood to the respective business trusts. In the first quarter of the current fiscal year, the preferred securities of two of the trusts were either converted or redeemed, and the debentures cancelled. Under FIN 46, which was adopted by the Company as of January 25, 2004, the trust preferred securities continued to be presented as minority interests based on the fact that the Company had the ability to “call” the trust preferred securities and that no single party held a majority of the preferred securities; therefore, the Company was considered the primary beneficiary of the trusts. Under FIN 46R, which was adopted by the Company as of April 25, 2004, the call option embedded in the trust preferred securities was determined to be clearly and closely related to the underlying security. FIN 46R confirmed that the call option could no longer be separately evaluated as a determinant of the primary beneficiary of the trusts. As a result, the business trusts were now deemed to have no primary beneficiary and they were deconsolidated, resulting in the presentation of the convertible subordinated debenture obligations to the underlying trusts as a long-term liability for all years presented. Amounts previously shown in the Statements of Operations as minority interest in Fleetwood Capital Trusts I, II and III, net of taxes, were reclassified for all periods presented to interest expense, with the related tax effect included in the tax provision. Other than as indicated, the Company does not believe that the adoption of FIN 46 or FIN 46R had a material impact on the Company’s financial position, results of operations or cash flows.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs—An Amendment of ARB No. 43, Chapter 4. SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, SFAS No. 151 requires that allocation of fixed and production facilities overhead to conversion costs should be based on normal capacity of the production facilities. The provisions in SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently evaluating the impact of the adoption of this standard, but does not believe that the adoption of SFAS No. 151 will have a significant effect on its results of operations or financial position.

In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. It provides guidance for identifying other-than-temporarily impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued a FASB Staff Position (FSP) EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF 03-1 until further notice. The disclosure requirements of EITF 03-1 are effective for fiscal years ending after December 15, 2003 and are reflected herein. After the FASB reaches a final decision on the measurement and recognition provisions, the Company will evaluate the impact of the adoption of the accounting provisions of EITF 03-1.

In December 2003, the FASB issued SFAS No. 132 Revised (SFAS 132R), “Employers’ Disclosure about Pensions and Other Postretirement Benefits.” A revision of the pronouncement originally issued in 1998, SFAS 132R expands employers’ disclosure requirements for pension and postretirement benefits to enhance information about plan assets, obligations, benefit payments, contributions and net benefit cost. SFAS 132R does not change the accounting requirements for pensions and other postretirement benefits. This statement was implemented beginning with the fourth quarter of fiscal 2004. The Company has determined that there are no material benefits requiring disclosure under this pronouncement.

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

For variable rate debt, changes in interest rates generally do not influence fair market value, but do affect future earnings and cash flows. Based upon the amount of variable rate debt outstanding at the end of the year, and holding the variable rate debt balance constant, each one percentage point increase in interest rates occurring on the first day of an annual period would result in an increase in interest expense of approximately $1.4 million. For both fixed rate loans and debt, changes in interest rates generally affect the fair market value, but not earnings or cash flows. A one percentage point increase in interest rates would result in an estimated decrease of the fair market value of finance loans receivable of $2.3 million. Other changes in fair market values as a result of interest rate changes are not currently expected to be material.

We do not believe that future market equity or interest rate risks related to our marketable investments or debt obligations will have a material impact on our results.

Item 8. Financial Statements and Supplementary Data

FLEETWOOD ENTERPRISES, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE
FOR THE YEAR ENDED APRIL 24, 2005

r

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Fleetwood Enterprises, Inc.

We have audited the accompanying consolidated balance sheets of Fleetwood Enterprises, Inc. as of April 24, 2005 and April 25, 2004, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended April 24, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fleetwood Enterprises, Inc. at April 24, 2005 and April 25, 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended April 24, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Fleetwood Enterprises, Inc.’s internal control over financial reporting as of April 24, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 5, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Orange County, California
July 5, 2005

Report of Independent Registered Public Accounting Firm on
Internal Control over Financial Reporting

Board of Directors and Shareholders

Fleetwood Enterprises, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Fleetwood Enterprises, Inc. maintained effective internal control over financial reporting as of April 24, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Fleetwood Enterprises, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Fleetwood Enterprises, Inc. maintained effective internal control over financial reporting as of April 24, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Fleetwood Enterprises, Inc. maintained, in all material respects, effective internal control over financial reporting as of April 24, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Fleetwood Enterprises, Inc. as of April 24, 2005 and April 25, 2004, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended April 24, 2005 and our report dated July 5, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Orange County, California
July 5, 2005

FLEETWOOD ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

	Years Ended April
	2005	2004	2003
Net sales:
RV Group	$1,659,882	$1,779,233	$1,482,595
Housing Group	785,547	657,388	667,087
Supply Group	57,020	41,120	37,178
Intercompany sales	(127,737)	(117,135)	(115,903)
	2,374,712	2,360,606	2,070,957
Cost of products sold	1,979,482	1,943,147	1,696,859
Gross profit	395,230	417,459	374,098
Operating expenses	420,187	343,246	343,942
Other, net	18,581	(4,656)	4,779
	438,768	338,590	348,721
Operating income (loss)	(43,538)	78,869	25,377
Other income (expense):
Investment income	2,385	2,626	3,369
Interest expense	(27,349)	(43,258)	(41,101)
Other, net	(2,724)	(2,430)	—
	(27,688)	(43,062)	(37,732)
Income (loss) from continuing operations before income taxes	(71,226)	35,807	(12,355)
Provision for income taxes	(1,351)	(18,449)	(4,502)
Income (loss) from continuing operations	(72,577)	17,358	(16,857)
Loss from discontinued operations, net	(88,882)	(39,619)	(53,882)
Net loss	$(161,459)	$(22,261)	$(70,739)

	Years Ended April
	2005		2004		2003
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income (loss) per common share:
Income (loss) from continuing operations	$(1.31)	$(1.31)	$.45	$.44	$(.47)	$(.47)
Loss from discontinued operations	$(1.61)	$(1.61)	$(1.03)	$(1.01)	$(1.50)	$(1.50)
Net loss per common share	$(2.92)	$(2.92)	$(.58)	$(.57)	$(1.97)	$(1.97)
Weighted average common shares	55,332	55,332	38,357	39,342	35,869	35,869

r

See accompanying notes to consolidated financial statements.

FLEETWOOD ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	April 24, 2005	April 25, 2004
ASSETS
Cash	$6,761	$14,090
Marketable investments	38,715	109,732
Receivables	164,609	184,687
Inventories	233,591	189,962
Deferred taxes	56,904	56,904
Assets of discontinued operations	145,784	145,553
Other current assets	23,974	20,256
Total current assets	670,338	721,184
Property, plant and equipment, net	232,125	229,638
Deferred taxes	17,859	17,859
Cash value of Company-owned life insurance	36,946	48,809
Goodwill	6,316	6,316
Other assets	46,663	51,903
Total assets	$1,010,247	$1,075,709
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$75,551	$98,804
Employee compensation and benefits	77,924	70,222
Product warranty reserve	65,143	53,921
Other short-term borrowings	56,661	5,738
Accrued interest	52,446	38,868
Liabilities of discontinued operations	78,357	26,581
Other current liabilities	88,635	77,954
Total current liabilities	494,717	372,088
Deferred compensation and retirement benefits	38,771	49,473
Insurance reserves	32,215	32,916
Long-term debt	108,946	102,159
Convertible subordinated debentures	210,142	272,791
Total liabilities	884,791	829,427
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $1 par value, authorized 10,000,000 shares, none outstanding	—	—
Common stock, $1 par value, authorized 150,000,000 shares, outstanding 56,043,000 at April 24, 2005, and 52,075,000 at April 25, 2004	56,043	52,075
Additional paid-in capital	424,782	390,107
Accumulated deficit	(356,796)	(195,337)
Accumulated other comprehensive income (loss)	1,427	(563)
	125,456	246,282
	$1,010,247	$1,075,709

See accompanying notes to consolidated financial statements.

FLEETWOOD ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Years Ended April
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
(Income) loss from continuing operations	$(72,577)	$17,358	$(16,857)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	22,158	18,963	20,841
Amortization of financing costs	1,418	5,617	4,793
Other asset impairment charges	1,900	—	1,242
Gain on investment securities transactions	(33)	(39)	(64)
Gains on sale of property, plant and equipment	(2,512)	(4,656)	(5,853)
Non-cash charge on conversion of trust preferred securities	1,134	671	—
Issuance of stock in lieu of cash for interest on trust preferred securities	—	—	4,464
Changes in assets and liabilities—
(Increase) decrease in receivables	20,078	(41,235)	2,444
Increase in inventories	(43,629)	(29,669)	(32,197)
(Increase) decrease in income tax receivable	(2,743)	535	21,853
Decrease in deferred taxes	—	15,000	11,120
Decrease in cash value of Company-owned life insurance	11,863	6,195	6,292
Increase in other assets	(5,880)	(8,620)	(3,769)
Increase (decrease) in accounts payable	(23,253)	19,914	444
Increase (decrease) in employee compensation and benefits	(3,000)	(8,507)	330
Increase (decrease) in product warranty reserve	11,222	(8,216)	(5,909)
Increase in other liabilities	23,945	13,514	16,930
Net cash provided by (used in) operating activities	(59,909)	(3,175)	26,104
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Loss from discontinued operations, net	(88,882)	(39,619)	(53,882)
Impairment charges	51,141	—	—
Purchase of property, plant and equipment	(1,560)	(1,710)	(782)
Proceeds from sales of property, plant and equipment	681	2,344	1,684
(Increase) decrease in assets of discontinued operations	(50,493)	(17,758)	2,243
Increase (decrease) in liabilities of discontinued operations	51,776	11,224	(8,884)
Net cash used in discontinued operations	(37,337)	(45,519)	(59,621)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available-for-sale	(708,279)	(839,340)	(709,368)
Proceeds from sale of investment securities available-for-sale	779,325	767,951	756,198
Purchases of property, plant and equipment	(33,724)	(26,017)	(19,075)
Proceeds from sales of property, plant and equipment	9,691	7,482	9,580
Net cash provided by (used in) investing activities	47,013	(89,924)	37,335
CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued—private placement	—	24,930	—
Increase (decrease) in short-term borrowings	50,923	(10,316)	5,642
Increase (decrease) in long-term debt	6,787	99,802	(6,384)
Redemption of convertible subordinated debentures	(20,767)	—	—
Proceeds from exercise of stock options	3,967	5,317	192
Net cash provided by (used in) financing activities	40,910	119,733	(550)
Foreign currency translation adjustment	1,994	1,460	2,164
Increase (decrease) in cash	(7,329)	(17,425)	5,432
Cash at beginning of year	14,090	31,515	26,083
Cash at end of year	$6,761	$14,090	$31,515

See accompanying notes to consolidated financial statements.

FLEETWOOD ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Amounts in thousands)

					Accumulated
	Common Stock		Additional		Other	Total
	Number		Paid-In	Accumulated	Comprehensive	Shareholders’
	of Shares	Amount	Capital	Deficit	Income (Loss)	Equity
BALANCE APRIL 28, 2002	35,290	$35,290	$245,983	$(102,337)	$(4,193)	$174,743
Comprehensive loss:
Net loss	—	—	—	(70,739)	—	(70,739)
Other comprehensive income(loss):
Foreign currency translation, net of taxes of $1,384	—	—	—	—	2,164	2,164
Investment securities, net of taxes of $21	—	—	—	—	(37)	(37)
Comprehensive loss						(68,612)
Restricted stock issued	148	148	33	—	—	181
Stock options exercised (including related tax benefits)	20	20	172	—	—	192
Common stock issued for interest on trust preferred securities	477	477	3,987	—	—	4,464
BALANCE APRIL 27, 2003	35,935	35,935	250,175	(173,076)	(2,066)	110,968
Comprehensive loss:
Net loss	—	—	—	(22,261)	—	(22,261)
Other comprehensive income:
Foreign currency translation, net of taxes of $648	—	—	—	—	1,460	1,460
Investment securities, net of taxes of $25	—	—	—	—	43	43
Comprehensive loss						(20,758)
Vesting of deferred compensation related to restricted stock issuance	—	—	142	—	—	142
Stock options exercised	810	810	4,507	—	—	5,317
Common stock issued—private placement	2,674	2,674	22,256	—	—	24,930
Conversion of trust preferred securities to common stock	12,656	12,656	113,027	—	—	125,683
BALANCE APRIL 25, 2004	52,075	52,075	390,107	(195,337)	(563)	246,282
Comprehensive loss:
Net loss	—	—	—	(161,459)	—	(161,459)
Other comprehensive income:
Foreign currency translation, net of taxes of $1,641	—	—	—	—	1,994	1,994
Investment securities, net of taxes of $2	—	—	—	—	(4)	(4)
Comprehensive loss						(159,469)
Conversion of subordinated debentures to common stock	3,191	3,191	31,429	—	—	34,620
Stock options exercised	777	777	3,190	—	—	3,967
Amortization of restricted stock	—	—	56	—	—	56
BALANCE APRIL 24, 2005	56,043	$56,043	$424,782	$(356,796)	$1,427	$125,456

See accompanying notes to consolidated financial statements.

FLEETWOOD ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fleetwood is one of the nation’s leaders in producing both recreational vehicles and manufactured housing. In addition, the Company operates three supply companies that provide components for the recreational vehicle and housing operations, while also generating outside sales.

Fleetwood’s business began in 1950 through the formation of a California corporation. The present Company was incorporated in Delaware in September 1977, and succeeded by merger to all the assets and liabilities of the predecessor company. Fleetwood conducts manufacturing activities in 16 states within the U.S., and to a much lesser extent in Canada. The Company also operates a manufactured housing retail business, Fleetwood Retail Corp. (FRC), and a financial services subsidiary, HomeOne Credit Corp. (HomeOne). These businesses were designated as discontinued operations in March 2005 following an announcement that these businesses were to be sold.

(1)          Summary of Significant Accounting Policies

Principles of consolidation:

The consolidated financial statements include the accounts of Fleetwood Enterprises, Inc. and its wholly owned subsidiaries. The term “Company” or “Fleetwood” used herein means Fleetwood Enterprises, Inc. and its subsidiaries, unless otherwise indicated by the context. All material intercompany accounts and transactions have been eliminated.

Accounting period:

The Company’s fiscal year ends on the last Sunday in April. The year-end dates for the past three fiscal years were April 24, 2005, April 25, 2004, and April 27, 2003. The consolidated financial statements include the discontinued operations of FRC and HomeOne for the 12-month periods ended March 31, 2005, 2004, and 2003, in order to ensure timely preparation of the consolidated financial statements.

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

Reclassification:

Certain amounts previously reported have been reclassified to conform with the 2005 presentation.

Revenue recognition:

Revenue for manufacturing operations is generally recorded when all of the following conditions have been met:

•        an order for a product has been received from a dealer,

•        written or verbal approval for payment has been received from the dealer’s flooring institution,

•        a common carrier signs the delivery ticket accepting responsibility for the product as agent for the dealer, and

•        the product is removed from Fleetwood’s property for delivery to the dealer.

FLEETWOOD ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Dealer volume rebates and sales incentives:

Estimated costs related to dealer volume rebates and sales incentives are accrued as a reduction of revenue at the time products are sold.

Product warranty costs:

Fleetwood provides retail customers of our products with a warranty covering defects in material or workmanship for periods ranging from one to two years, with longer warranties on certain structural components. The Company records a liability based on the best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. Factors used in estimating the warranty liability include a history of units sold to customers, the average cost incurred to repair a unit and a profile of the distribution of warranty expenditures over the warranty period.

Depreciation:

Depreciation is provided using the straight-line method based on the following estimated useful lives:

•        Buildings and improvements—10-40 years

•        Machinery and equipment—3-15 years

Research and development costs and advertising expense:

The Company follows the policy of expensing research and development costs in the periods incurred. Expenditures for product research and development activities were $28.7 million in fiscal 2005, $21.8 million in fiscal 2004 and $19.6 million in fiscal 2003. Advertising expenditures, which were also expensed in the periods incurred, totaled $889,000 in fiscal 2005, $1.1 million in fiscal 2004 and $1.5 million in fiscal 2003.

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

FLEETWOOD ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock-based incentive compensation:

The Company accounts for stock-based incentive compensation plans, which are described more fully in Note 18, using the intrinsic method under which no compensation cost is recognized for stock option grants because the options are granted at fair market value at the date of grant. Had compensation costs for these plans been determined using the fair value method, under which a compensation cost is recognized over the vesting period of the stock option based on its fair value at the date of grant, the Company’s net loss and loss per share would have been affected as indicated by the following table:

	Years Ended April
	2005	2004	2003
	(Amounts in thousands, except per share data)
Net loss, as reported	$(161,459)	$(22,261)	$(70,739)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,020)	(4,071)	(2,439)
Pro forma net loss	$(165,479)	$(26,332)	$(73,178)
Basic loss per share, as reported	$(2.92)	$(.58)	$(1.97)
Basic loss per share, pro forma	$(2.99)	$(.69)	$(2.04)
Diluted loss per share, as reported	$(2.92)	$(.57)	$(1.97)
Diluted loss per share, pro forma	$(2.99)	$(.67)	$(2.04)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in fiscal years 2005, 2004 and 2003, respectively: risk-free interest rates of 4.0 percent for all periods presented; expected dividend yields of 0.0 percent for all periods presented; expected lives of four years for all periods presented; and an expected volatility range of 45 to 50 percent for fiscal 2005, 60 to 92 percent for fiscal 2004 and 92 percent for fiscal 2003.

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

FLEETWOOD ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Inventory valuation:

Inventories are valued at the lower of cost (first-in, first-out) or market. Manufacturing cost includes materials, labor and manufacturing overhead. Retail finished goods are valued at cost less intercompany manufacturing profit.

Long-lived assets:

The Company assesses the recoverability of its long-lived assets by determining whether the net book value can be recovered through projected cash flows over the remaining life. If projections indicate that the value of long-lived assets will not be recovered, an adjustment is made to reduce the asset to fair value based upon estimated recoverability upon sale, where appropriate, or other estimates of fair value such as discounting future cash flows. Cash flow projections, although subject to a degree of uncertainty, are based on trends of historical performance and management’s estimate of future performance, giving consideration to existing and anticipated competitive, market and economic conditions. Long-lived assets classified as held for sale, including assets in discontinued operations, are measured at the lower of their carrying amount or fair value less costs to sell. The Company ceases to depreciate any long-lived assets held for sale.

Discontinued operations:

Assets and liabilities expected to be sold or extinguished are presented separately on the consolidated balance sheets as assets or liabilities from discontinued operations. When components of the Company are classified as held for sale, the results of operations of the components are presented separately in discontinued operations, net, for current and prior periods, with results reported in the period in which they occur.

Goodwill:

Goodwill is not amortized but is tested at least annually for impairment and expensed against earnings when the implied fair value of a reporting unit, including goodwill, is less than its carrying amount (see Note 8).

Insurance reserves:

Insurance reserves primarily represent estimated liabilities for products liability and workers’ compensation claims. Workers’ compensation reserves mainly consist of estimated case reserves on known claims, as well as a factor for incurred but not reported claims. Products liability reserves include both case reserves on known claims as well as estimated liabilities for claims that have not been reported. Products liability reserves include estimated amounts for unpaid claims and claim adjustment expenses, which are based on historical experience and independent actuarial calculations.

Foreign currency translation:

Exchange adjustments resulting from foreign currency transactions are recognized currently in income, whereas adjustments resulting from the translation of non-U.S. functional currency financial statements are reflected in other comprehensive income (loss) as a separate component of shareholders’ equity. The assets and liabilities of the Canadian operation are translated to U.S. dollars at current exchange rates. Revenues and expenses are translated at the average exchange rates for the year. Gains or losses on foreign currency transactions in fiscal years 2005, 2004 and 2003 were not material.

FLEETWOOD ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

New accounting pronouncements:

In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation specifies the disclosures to be made by a guarantor in its interim and annual financial statements concerning its obligations under certain guarantees that it has issued. FIN 45 also requires a guarantor to recognize a liability, at the inception of the guarantee, for the fair value of obligations it has undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for interim and annual periods ending after December 15, 2002. The initial recognition and initial measurement requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. Accordingly, we adopted the disclosure provisions of FIN 45, which have been reflected in the accompanying consolidated financial statements. The adoption of these provisions did not have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R (SFAS 123R), “Share-Based Payment.” Under previous practice, the reporting entity could account for share-based payment under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and disclose share-based compensation as if accounted for under the provisions of Statement of Financial Accounting Standard No. 123 (SFAS No. 123), “Accounting for Stock-Based Compensation”. Under the provisions of SFAS No. 123R, a public entity is required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award.

The Company expects to adopt SFAS No. 123R, effective with the beginning of fiscal 2007. Adoption of the standard is currently expected to reduce fiscal 2007 earnings by an amount consistent with the reductions shown in recent pro forma disclosures provided under the provisions of SFAS No. 123. Application of this pronouncement requires significant judgment regarding the assumptions used in the selected option pricing model, including stock price volatility and employee exercise behavior. Most of these inputs are either highly dependent on the current economic environment at the date of grant or forward-looking over the expected term of the award. As a result, the actual impact of adoption on future earnings could differ significantly from our current estimate.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement requires an issuer to classify a financial instrument issued in the form of shares that are mandatorily redeemable—that embodies an unconditional obligation requiring the issuer to redeem them by transferring its assets at a specified or determinable date—as a liability. This statement was adopted during fiscal 2004 and had no impact on our financial reporting.

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

FLEETWOOD ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Company owned three Delaware business trusts that were established for the purpose of issuing optionally redeemable convertible trust preferred securities. The obligations of the business trusts to the holders of the trust preferred securities were all supported by convertible subordinated debentures issued by Fleetwood to the respective business trusts. In the first quarter of the current fiscal year, the preferred securities of two of the trusts were either converted or redeemed, and the debentures cancelled. Under FIN 46, which was adopted by the Company as of January 25, 2004, the trust preferred securities continued to be presented as minority interests based on the fact that the Company had the ability to “call” the trust preferred securities and that no single party held a majority of the preferred securities; therefore, the Company was considered the primary beneficiary of the trusts. Under FIN 46R, which was adopted by the Company as of April 25, 2004, the call option embedded in the trust preferred securities was determined to be clearly and closely related to the underlying security. FIN 46R confirmed that the call option could no longer be separately evaluated as a determinant of the primary beneficiary of the trusts. As a result, the business trusts were now deemed to have no primary beneficiary and they were deconsolidated, resulting in the presentation of the convertible subordinated debenture obligations to the underlying trusts as a long-term liability for all years presented. Amounts previously shown in the Statements of Operations as minority interest in Fleetwood Capital Trusts I, II and III, net of taxes, were reclassified for all periods presented to interest expense, with the related tax effect included in the tax provision. Other than as indicated, the Company does not believe that the adoption of FIN 46 or FIN 46R had a material impact on the Company’s financial position, results of operations or cash flows.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs—An Amendment of ARB No. 43, Chapter 4. SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, SFAS No. 151 requires that allocation of fixed and production facilities overhead to conversion costs should be based on normal capacity of the production facilities. The provisions in SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently evaluating the impact of the adoption of this standard, but does not believe that the adoption of SFAS No. 151 will have a significant effect on its results of operations or financial position.

In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. It provides guidance for identifying other-than-temporarily impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued a FASB Staff Position (FSP) EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF 03-1 until further notice. The disclosure requirements of EITF 03-1 are effective for fiscal years ending after December 15, 2003 and are reflected herein. After the FASB reaches a final decision on the measurement and recognition provisions, the Company will evaluate the impact of the adoption of the accounting provisions of EITF 03-1.

In December 2003, the FASB issued SFAS No. 132 Revised (SFAS 132R), “Employers’ Disclosure about Pensions and Other Postretirement Benefits.” A revision of the pronouncement originally issued in 1998, SFAS 132R expands employers’ disclosure requirements for pension and postretirement benefits to enhance information about plan assets, obligations, benefit payments, contributions and net benefit cost.

FLEETWOOD ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SFAS 132R does not change the accounting requirements for pensions and other postretirement benefits. This statement was implemented beginning with the fourth quarter of fiscal 2004. The Company has determined that there are no material benefits requiring disclosure under this pronouncement.

(2)          Supplemental Financial Information

Earnings Per Share

Basic earnings per share are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding. The effect of stock options and convertible securities was anti-dilutive in fiscal 2005, 2004 and 2003, and was, therefore, not considered when determining diluted earnings (loss).

The table below shows the calculation components of both basic and diluted earnings per share for each of the three fiscal years in the period ended April 24, 2005 (amounts in thousands):

	2005	2004	2003
Income (loss) from continuing operations	$(72,577)	$17,358	$(16,857)
Loss from discontinued operations	(88,882)	(39,619)	(53,882)
Net loss	$(161,459)	$(22,261)	$(70,739)
Weighted average shares outstanding used for basic income (loss) per share	55,332	38,357	35,869
Effect of dilutive employee stock options	—	985	—
Weighted average shares outstanding used for dilutive income (loss) per share	55,332	39,342	35,869

Anti-dilutive securities outstanding as of the fiscal years ended April 24, 2005, April 25, 2004 and April 27, 2003 are as follows (amounts in thousands):

	2005	2004	2003
Options and warrants	5,753	5,963	6,645
Convertible subordinated debentures	4,131	8,975	21,631
Convertible senior subordinated debentures	8,503	8,503	—

Common stock reserved for future issuance at April 24, 2005 was 18,387 shares.

Investment Income

Investment income for fiscal years 2005, 2004 and 2003 consisted of the following:

	2005	2004	2003
	(Amounts in thousands)
Interest income	$2,394	$2,632	$3,350
Gross realized gains on investments	34	35	76
Gross realized losses on investments	—	(1)	(20)
Investment management fees	(43)	(40)	(37)
	$2,385	$2,626	$3,369

FLEETWOOD ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Inventories

Inventories at April 24, 2005 and April 25, 2004, consist of the following:

	2005	2004
	(Amounts in thousands)
Manufacturing inventory
Raw materials	$139,520	$121,285
Work in process	40,736	32,505
Finished goods	53,335	36,172
	$233,591	$189,962

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

Warranty Reserves

Changes in the Company’s product warranty liability during the fiscal years ended April 24, 2005 and April 25, 2004, are as follows:

	2005	2004
	(Amounts in thousands)
Balance at beginning of year	$53,921	$62,137
Warranties issued and changes in the estimated liability during the period	102,210	67,644
Settlements made during the period	(90,988)	(75,860)
Balance at end of year	$65,143	$53,921

Consolidated Insurance Subsidiary

The insurance subsidiary was formed primarily for the purpose of insuring products liability risks of the parent company and its subsidiaries. Condensed financial information as of and for the fiscal years ended April 24, 2005, April 25, 2004, and April 27, 2003, for this subsidiary, excluding intercompany eliminations, is as follows:

	2005	2004	2003
	(Amounts in thousands)
Insurance subsidiary:
Cash and investments	$19,330	$18,595	$16,179
Other assets	19,385	20,489	20,695
Reserves for losses	33,353	33,166	30,996
Other liabilities	2,988	3,084	1,944
Net premiums	7,672	5,401	5,218
Underwriting loss	(716)	(867)	(2,675)
Investment income	429	349	537

FLEETWOOD ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Current Liabilities

Other current liabilities as of April 24, 2005 and April 25, 2004, consist of the following:

	2005	2004
	(Amounts in thousands)
Dealer rebates	$16,261	$14,202
Accrued selling program expenses	15,710	13,467
Accrued litigation settlements	21,015	3,190
Retail customer deposits	6,345	8,325
Other	29,304	38,770
	$88,635	$77,954

Accumulated Other Comprehensive Loss

The following reflects the balances and activity, net of income taxes, for the components of accumulated other comprehensive loss for the periods:

	Foreign Currency Items	Unrealized Gains (Losses) on Securities	Accumulated Other Comprehensive Loss
	(Amounts in thousands)
Balance April 28, 2002	$(4,233)	$40	$(4,193)
Foreign currency translation adjustment	2,164	—	2,164
Unrealized holding losses	—	(1)	(1)
Reclassification adjustment for gains included in net income, net of income taxes of $20	—	(36)	(36)
Net	2,164	(37)	2,127
Balance April 27, 2003	(2,069)	3	(2,066)
Foreign currency translation adjustment	1,460	—	1,460
Unrealized holding gains	—	64	64
Reclassification adjustment for gains included in net income, net of income taxes of $13	—	(21)	(21)
Net	1,460	43	1,503
Balance April 25, 2004	(609)	46	(563)
Foreign currency translation adjustment	1,994	—	1,994
Unrealized holding gains	—	28	14
Reclassification adjustment for gains included in net income, net of income taxes of $2	—	(32)	(18)
Net	1,994	(4)	1,990
Balance April 24, 2005	$1,385	$42	$1,427

FLEETWOOD ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Supplementary Cash Flow Disclosures

Supplemental cash flow disclosures for each of the three fiscal years in the period ended April 24, 2005, are as follows:

	2005	2004	2003
	(Amounts in thousands)
Interest paid	$11,817	$27,827	$21,560
Income taxes paid	$4,845	$5,738	$3,439

(3)          Industry Segment Information

The Company conducts operations principally in two industries, recreational vehicles and manufactured housing. The Company is organized into four segments: the RV Group, the Housing Group, the Supply Group and Corporate.

The RV Group, which consists of the motor home and towable divisions, is a manufacturer and wholesaler of recreational vehicles, primarily selling products to a network of independent dealers. The Housing Group is a manufacturer and wholesaler of manufactured homes, selling products to a combination of independent dealers and Company-owned stores of the retail housing business. The retail business along with the financial services business are included in discontinued operations and have been excluded from the industry segment information. Identifiable assets exclude assets from the retail and financial services businesses of $145.8 million, $145.6 million, and $128.4 million for fiscal years 2005, 2004, and 2003, respectively. Information about those businesses can be found in Note 11. The Supply Group operations provide fiberglass, parts, lumber and other components to our primary businesses while also generating outside sales. The operations of the Company’s wholly owned insurance subsidiary have been included in the Corporate segment because the impact on consolidated operating income is not material. Intercompany sales and profits have been eliminated from the reported segment information.

FLEETWOOD ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Operating income (loss) is total revenue less cost of sales, operating expenses and other, net. The adjustments and eliminations include intercompany revenues of the Housing and Supply Groups and revenues of the wholly owned insurance subsidiary included in Corporate, as well as the elimination of intercompany profits on inventories held by the retail business. None of the following items have been included in the computation of operating income (loss) for the individual operating segments: certain corporate expenses, non-operating income and expenses and income taxes. Goodwill for the acquisition of the folding trailer division was included in total assets of the RV Group. Identifiable assets are those assets used in the operation of each industry segment. Corporate assets primarily consist of cash, investments, deferred tax benefits, cash value of Company-owned life insurance, other assets and some idle facilities. Information with respect to industry segments as of April 24, 2005, April 25, 2004, and April 27, 2003, and for each of the years then ended is set forth as follows:

	RV Group	Housing Group	Supply Group	Corporate and Other	Adjustments and Eliminations	Total
	(Amounts in thousands)
2005
Operating revenues	$1,659,882	$785,547	$232,846	$7,672	$(311,235)	$2,374,712
Operating income (loss)	$(39,169)	$6,387	$3,816	$(14,616)	$44	$(43,538)
Identifiable assets	$465,245	$212,251	$42,526	$144,441	$—	$864,463
Depreciation	7,647	6,802	1,527	6,182	—	22,158
Amortization	—	—	—	1,418	—	1,418
Capital expenditures	23,979	4,707	1,233	3,805	—	33,724
2004
Operating revenues	$1,779,233	$657,388	$209,909	$5,401	$(291,325)	$2,360,606
Operating income	$58,146	$5,440	$6,065	$7,587	$1,631	$78,869
Identifiable assets	$406,568	$211,694	$39,435	$272,459	$—	$930,156
Depreciation	6,521	7,366	1,595	3,481	—	18,963
Amortization	—	—	—	5,617	—	5,617
Capital expenditures	17,983	1,062	695	6,277	—	26,017
2003
Operating revenues	$1,482,595	$667,087	$173,915	$5,218	$(257,858)	$2,070,957
Operating income (loss)	$35,355	$(13,479)	$2,079	$(4,178)	$5,600	$25,377
Identifiable assets	$352,009	$203,456	$37,868	$232,332	$—	$825,665
Depreciation	7,510	8,456	1,652	3,223	—	20,841
Amortization	—	—	—	4,793	—	4,793
Capital expenditures	7,602	2,656	1,104	7,713	—	19,075

FLEETWOOD ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)          Other, net

Other, net includes gains on sale of fixed assets, write-down of impaired assets, restructuring and severance and other for fiscal years 2005, 2004 and 2003 as follows:

	2005	2004	2003
	(Amounts in thousands)
Gains on sale of fixed assets, net	$(2,512)	$(4,656)	$(5,853)
Write-down of impaired assets	1,900	—	1,242
Restructuring and severance	2,871	—	2,590
Other	16,322	—	6,800
	$18,581	$(4,656)	$4,779

Gains on Sale of Fixed Assets, net

During fiscal 2005, four facilities, including three that were idle, with a carrying value of $5.9 million, were sold, generating most of the gain on sale for the year of $2.5 million. During fiscal 2004, three facilities, including two that were idle, with a carrying value of $2.0 million were sold, generating most of the gain on sale for the year of $4.7 million. During fiscal 2003, three facilities, including two that were idle, with a carrying value of $2.6 million were sold, resulting in a gain of $2.6 million. Also sold during 2003 were three parcels of land with an aggregate carrying value of $900,000, resulting in a gain of $4.4 million. Other miscellaneous disposals accounted for the remaining net loss on sale of $1.1 million.

Write Down of Impaired Assets

In fiscal 2005 and 2003, the Company determined that the net book value of certain closed manufacturing facilities and retail locations exceeded net realizable value. In fiscal 2005, the write down of assets related to two idle manufacturing facilities. In fiscal 2003, the write down of assets generally related to retail housing operations resulting from the decision to close certain retail sales centers and to transfer the management responsibility of others to an unrelated third party. Net realizable values were determined based on estimated recoverability upon sale, where appropriate, or other estimates of fair value such as discounting estimated future cash flows. The Company recorded a pre-tax charge for asset impairment of $1.9 million and $1.2 million during fiscal years 2005 and 2003, respectively.

Restructuring and Severance Charges

During fiscal 2005, the Company recorded severance charges of $2.9 million related to changes or reductions in personnel. During fiscal 2003, the Company recorded pre-tax restructuring charges of $2.6 million related to a reduction of the workforce in the Housing Group wherein the Company eliminated 51 management and administrative positions and 611 production assembly workers in the Housing Group.

Other:

During fiscal 2005, the Company recorded legal charges of $16.3 million, primarily related to the dispute with The Coleman Company, Inc. During fiscal 2003, the Company recorded $6.8 million of legal charges related to two class action lawsuits.

FLEETWOOD ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5)          Marketable Investments

The Company has a cash management program that provides for the investment of excess cash balances primarily in short-term money market and debt instruments. Investments consist of non-equity type investments stated at market value.

The following is a summary of investment securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Amounts in thousands)
April 24, 2005
Available-for-Sale Securities:
U.S. corporate debt securities	$3,716	$30	$—	$3,746
Foreign corporate debt securities	13,849	34	(1)	13,882
Institutional money market funds	11,392	—	—	11,392
Bankers’ acceptances	9,695	—	—	9,695
	$38,652	$64	$(1)	$38,715
April 25, 2004
Available-for-Sale Securities:
U.S. corporate debt securities	$3,731	$44	$—	$3,775
Foreign corporate debt securities	13,446	36	(4)	13,478
Institutional money market funds	81,475	—	—	81,475
Bankers’ acceptances	11,004	—	—	11,004
	$109,656	$80	$(4)	$109,732

By contractual maturity, all marketable investments at April 24, 2005, are due in one year or less.

(6)          Income Taxes

Deferred tax assets and liabilities are determined based on temporary differences between income and expenses reported for financial reporting and tax reporting. We are required to record a valuation allowance to reduce our net deferred tax assets to the amount that we believe is more likely than not to be realized. In assessing the need for a valuation allowance, we historically have considered all positive and negative evidence, including scheduled reversals of deferred tax liabilities, prudent and feasible tax planning strategies, projected future taxable income and recent financial performance. Since we have had cumulative losses in recent years, the accounting guidance suggests that we should not look to future earnings to support the realizability of the net deferred tax asset. As a result, we concluded that a partial valuation allowance against our deferred tax asset was appropriate. Accordingly, in fiscal 2003, the deferred tax asset was reduced by $28.4 million to $89.8 million with a corresponding adjustment to the provision for income taxes. The book value of the net deferred tax asset was supported by the availability of various tax strategies which, if executed, were expected to generate sufficient taxable income to realize the remaining asset. In the fourth quarter of fiscal 2004, we determined that available tax strategies were sufficient to support a deferred tax asset of $74.8 million and we recorded an adjustment to the provision for income taxes of $15 million with a corresponding reduction to the asset. In fiscal 2005, the Company recorded an increase in deferred tax assets of $65.8 million, which was fully offset by a corresponding increase to the valuation allowance. The increase in the valuation allowance that is attributable to discontinued operations is $34,664, $16,178 and $20,732 in fiscal 2005, 2004 and 2003, respectively. In fiscal

FLEETWOOD ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2005, tax planning strategies continue to support an asset of $74.8 million. We continue to believe that the combination of all positive and negative factors will enable us to realize the full value of the deferred tax assets; however, it is possible that the extent and availability of tax-planning strategies will change over time and impact this evaluation. If, after future assessments of the realizability of our deferred tax assets, we determine an adjustment is required, we would record the provision or benefit in the period of such determination.

The benefit (provision) for income taxes on continuing operations for the last three fiscal years is summarized below:

	2005	2004	2003
	(Amounts in thousands)
Current:
U.S. Federal	$—	$—	$—
Foreign	1,712	(1,185)	(1,012)
State	(3,063)	(2,264)	(2,013)
	(1,351)	(3,449)	(3,025)
Deferred, principally Federal:
Deferred tax valuation allowance	(31,105)	(6,963)	(7,668)
Tax loss carryforward	9,055	6,645	13,719
Insurance reserves	1,917	2,348	1,927
Deferred compensation and benefits	(3,596)	(1,286)	2,381
Product warranty reserves	3,153	(1,521)	(3,962)
Dealer volume rebates	198	(1,220)	1,225
Depreciation	(3,479)	(1,750)	(1,028)
Restructuring accruals	22,279	5,403	2,595
Other financial accruals	1,578	(16,656)	(10,666)
	—	(15,000)	(1,477)
	$(1,351)	$(18,449)	$(4,502)

The benefit (provision) for income taxes on continuing operations computed by applying the Federal statutory rate to loss before taxes is reconciled to the actual benefit (provision) for the last three fiscal years as follows:

	2005		2004		2003
	Amount	%	Amount	%	Amount	%
	(Amounts in thousands)
Income (loss) from continuing operations before (provision) benefit for income taxes:
U.S. Federal	$(65,748)	92.3%	$32,704	91.3%	$(15,058)	121.9%
Foreign	(5,478)	7.7	3,103	8.7	2,703	(21.9)
	$(71,226)	100.0%	$35,807	100.0%	$(12,355)	100.0%
Computed statutory tax	$24,929	35.0%	$(12,532)	(35.0)%	$4,324	35.0%
Valuation allowance	(31,105)	(43.7)	(6,963)	(19.4)	(7,668)	(62.1)
Foreign benefit of loss carryback	1,712	2.4	—	—	—	—
State income taxes, net	(1,991)	(2.8)	(1,472)	(4.1)	(1,308)	(10.6)
Other items, net	5,104	7.2	2,518	7.0	150	1.2
	$(1,351)	(1.9)%	$(18,449)	(51.5)%	$(4,502)	(36.4)%

FLEETWOOD ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of the Company’s deferred tax assets at April 24, 2005 and April 25, 2004, were as follows:

	2005	2004
	(Amounts in thousands)
Tax loss carryforward	$73,403	$41,277
Insurance reserves	18,560	16,448
Deferred compensation and benefits	23,135	26,436
Product warranty reserves	22,037	18,724
Dealer volume rebates	1,947	1,358
Depreciation	6,982	7,919
Restructuring accruals	31,156	6,445
Other financial accruals	14,853	7,697
	192,073	126,304
Valuation allowance	(117,310)	(51,541)
	$74,763	$74,763

At April 24, 2005, the Company had a Federal net operating loss carryforward of approximately $187.9 million. The Federal net operating loss carryforward begins to expire in 2023. In addition, the Company has related state net operating loss carryforwards with varying expiration dates.

(7)          Property, Plant and Equipment, net

Property, plant and equipment is stated at cost, net of accumulated depreciation, and consists of the following:

	2005	2004
	(Amounts in thousands)
Land	$18,385	$18,517
Buildings and improvements	273,619	263,756
Machinery and equipment	163,284	153,503
Idle facilities, net of accumulated depreciation	25,957	36,270
	481,245	472,046
Less accumulated depreciation	(249,120)	(242,408)
	$232,125	$229,638

Idle facilities included closed plants and certain other properties that are not in current use by the Company. There were 26 idle plant facilities at the end of fiscal 2005 and 24 at the end of fiscal 2004. Of the current 26 idle facilities, six are being held for sale and have a net book value of $5.5 million, with the remaining facilities being held for future use. During fiscal 2005, five facilities were deactivated and four facilities were sold.

The carrying value of idle facilities was $26.0 million at April 24, 2005, and $36.3 million at April 25, 2004, net of accumulated depreciation of $28.3 million and $33.2 million, respectively. In the opinion of management, the carrying values of idle facilities are not in excess of net realizable value.

FLEETWOOD ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8)          Goodwill

Goodwill relates to a previous acquisition of the folding trailer operation and amounts to $6.3 million at April 24, 2005, and April 25, 2004. The estimated fair value of the folding trailer operation is evaluated at the end of each year or whenever circumstances dictate that a review should be completed. Based on our review at year-end, it was determined that folding trailer’s estimated fair value exceeded its carrying value, including goodwill, resulting in no impairment.

(9)          Retirement and Deferred Compensation Plans

The Company has qualified defined contribution (DC) retirement plans covering most employees. There are no prior service costs associated with these plans. The Company follows the policy of funding qualified retirement plan contributions as earned. The Company also maintains non-qualified plans to accrue retirement benefits subject to Internal Revenue Code limitations. During fiscal 2003, the Company terminated three DC plans that covered the majority of its employees: a 401(k) plan that previously included the employees at Fleetwood Retail Corp, a money purchase plan for workers at the manufacturing subsidiaries and a profit-sharing plan for employees at the Company’s headquarters. All assets and participant accounts associated with the terminated plans were transferred to a new single 401(k) plan, with no loss of benefits. In addition, the Company established a new non-qualified Deferred Compensation Alternative (DCA) plan that serves as a retirement vehicle for after-tax contributions in excess of IRS limitations. The costs associated with these retirement plans are summarized as follows:

	Qualified DC Plans	Non-Qualified Plans	Total
	(Amounts in thousands)
2005	$15,052	$4,403	$19,455
2004	15,575	3,253	18,828
2003	18,775	4,506	23,281

The Company also sponsors one defined benefit plan assumed in connection with the acquisition of Fleetwood Folding Trailers, Inc. in 1989. The plan covers over 500 participants and has approximately $5.9 million in assets. Plan assets are held in trust and are invested in equity and fixed income securities. The funding policy is set to meet statutory minimum funding requirements plus such additional amounts as the Company may determine to be appropriate. Plan assets for determining minimum funding requirements are valued by recognizing 20 percent of the difference between actual and expected investment income each year. On this basis, the plan is 80 percent funded with respect to benefits earned under the plan. The plan is approximately fully funded on a market-value basis.

In addition to non-qualified retirement plans, the Company has a non-qualified deferred compensation plan that allows for the voluntary deferral of a portion of managers’ compensation. With the exception of the new DCA plan, where returns are dictated by a portfolio of investments selected by the individual, participant balances in the various non-qualified plans are credited with interest at a rate set at the discretion of the Company which, for the three years ended April 2004, was the prime rate as published by a major U.S. bank. To enhance security for the benefits payable under these plans, excluding the DCA plan, the Company has established a “Rabbi Trust,” funded with Company-owned life insurance (COLI) policies on the lives of participants. The assets of the trust are not generally available to the Company or its creditors, except to pay benefits or in the event of the Company’s insolvency. No premium payments were made in fiscal years 2005, 2004 or 2003. In fiscal 2005 and 2004, respectively, $12.4 million and $7.8 million was borrowed from the trust in the form of policy loans to pay participant benefits. The liability for benefits

FLEETWOOD ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

accrued under the non-qualified plans at the end of fiscal 2005 and fiscal 2004 totaled $38.8 million and $49.5 million, respectively. The cash values of the related trust assets reflected in the accompanying balance sheets were $36.9 million and $48.8 million, respectively, at those same dates.

In response to recent Federal legislation that created Internal Revenue Code Section 409A, effective as of January 1, 2005, the Company amended the two non-qualified retirement plans along with the non-qualified deferred compensation plan to prohibit any further contributions or deferrals. By virtue of this amendment, these plans will not be subject to rules established by the new law, relating primarily to the distribution of participant balances. In addition, on the same date, the Company established a new 2005 Deferred Compensation Plan, primarily to accommodate retirement profit sharing contributions in excess of IRS limitations. All contributions to the new plan will be subject to the provisions of the new legislation.

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

The components of the net periodic post-retirement benefit cost are as follows (amounts in thousands):

	2005	2004	2003
Service cost—benefits earned during the year	$445	$381	$270
Interest cost on projected benefit obligation	712	658	596
Recognized net actuarial gain or loss	1,103	738	637
Amortization of unrecognized prior service cost	(1,515)	(917)	(917)
Net periodic postretirement benefit cost	$745	$860	$586

The changes in the benefit obligation and the unfunded status of the post-retirement benefit plan are as follows (amounts in thousands):

	April 24, 2005	April 25, 2004
Change in projected post-retirement benefit obligation:
Projected benefit obligation at beginning of year	$11,721	$11,231
Service cost	445	381
Interest cost	712	658
Actuarial (gain) loss	(1,034)	4,219
Net benefits paid	(391)	(1,064)
Plan amendments	291	(3,704)
Projected benefit obligation at end of year	$11,744	$11,721
Funded status	$11,744	$11,721
Unrecognized net actuarial loss	(9,626)	(11,763)
Unrecognized prior service cost	2,886	4,693
Accrued postretirement benefits	$5,004	$4,651

FLEETWOOD ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The discount rate was 5.50 percent and 6.25 percent in fiscal years 2005 and 2004, respectively. The assumed health care cost trend rate begins at 9.50 percent and reduces over six years to an ultimate level of 5.00 percent per year. A 1.00 percent increase in the assumed health care cost trend rate would increase the total service cost and interest cost by $107,000 and the accumulated post-retirement benefit obligation (APBO) by $885,000. A 1.00 percent decrease in the assumed health care cost trend rate would decrease the total service cost and interest cost by $97,000 and the APBO by $806,000.

(11)   Discontinued Operations

On March 30, 2005, the Company announced plans to exit its manufactured housing retail and financial services businesses and expects to complete these plans within one year. The decision to exit these businesses is intended to stem losses sustained in the retail operations. Returning to a traditional focus on manufacturing operations is intended to contribute to the Company’s transaction towards sustained profitability. Assets and liabilities expected to be sold or extinguished have been reclassified to current assets and liabilities from discontinued operations, respectively, and consist of the following:

	2005	2004
	(Amounts in thousands)
Current assets from discontinued operations:
Inventories	$74,000	$72,848
Property, plant and equipment, net	916	29,414
Finance loans receivable	70,868	43,291
	$145,784	$145,553
Current liabilities from discontinued operations:
Retail flooring liabilities	$37,608	$21,868
Warehouse line of credit	40,749	4,713
	$78,357	$26,581

Retail flooring liability represents amounts borrowed by Company-owned retail sales centers to finance inventory purchases of manufactured homes. The entire amount outstanding at April 24, 2005, was financed under agreements with two national floorplan lenders that provide for a security interest in the units financed and repayment at the time the units are sold. Amounts outstanding bear interest at rates ranging from prime rate plus 0.75 percent to prime plus 3.00 percent, depending upon the age of the inventory being financed. For unsold units, mandatory curtailment payments that reduce the balance outstanding are due in various increments and at various intervals, beginning at one year and extending up to 21 or 24 months, at which time the obligation is due in full. One of the floorplan agreements includes cross-default provisions tied to the covenants in the senior secured credit facility. Borrowings would be repaid in full upon the sale of the underlying inventory collateral.

On December 30, 2003, our financial services subsidiary, HomeOne, entered into a Master Loan and Security Agreement with Greenwich Capital Financial Products, Inc. (Greenwich) that provides up to $75 million in warehouse funding. The warehouse line of credit, which was extended and renewed, expires on March 15, 2006. Collateral for borrowings under the facility is manufactured housing consumer loans originated by HomeOne. The availability of financing under the facility is dependent on a number of factors, including the borrowing base represented by the loans pledged to Greenwich. The advance rate for eligible loans varies between 72% and 80% of the principal amount of the loans, depending on the weighted average credit scores of the borrowers under loans and the interest rate selected by HomeOne.

FLEETWOOD ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Available interest rates charged by Greenwich currently vary from 2.00% to 2.50% over LIBOR. As the selected interest rate decreases, so does the available advance rate. The Company and HomeOne agreed to guarantee the facility in an aggregate amount not to exceed 10 percent of the amount of principal and interest outstanding. The Company’s guaranty includes financial and other covenants, including maintenance of specified levels of tangible net worth, total indebtedness to tangible net worth and liquidity. In anticipation that the Company would not be able to comply with certain of these covenant requirements commencing in June 2005, Greenwich agreed to amend the covenant requirements to levels that the Company expects will be achievable. At the end of fiscal 2005 and 2004, HomeOne had borrowings of $40.7 million and $4.7 million, respectively, under this facility. Borrowings will be repaid in full upon the sale of the underlying loan collateral.

The carrying value of assets from discontinued operations have been reduced by non-cash impairment charges in fiscal 2005, based on current expectations of proceeds from the eventual sale. Operating results of these businesses, including impairment charges, are classified as discontinued operations for all periods presented. Discontinued operations, net for fiscal years 2005, 2004 and 2003 consist of the following:

	2005	2004	2003
	(Amounts in thousands)
Revenues	$248,754	$247,382	$247,336
Net loss before impairment charges
Retail	$36,733	$37,952	$51,813
Financial services	1,008	1,667	2,069
Impairment charges
Loss on retail long-lived assets	38,396	—	—
Retail inventory write-down	12,411	—	—
Finance loans receivable write-down	334	—	—
Discontinued operations, net	$88,882	$39,619	$53,882

The net loss before impairment charges includes interest expense on the retail flooring liability and the warehouse line of credit, which are required to be repaid upon sale of their related collateral, of $3,520, $2,117 and $2,285, in fiscal 2005, 2004 and 2003, respectively. The Company expects to incur ongoing operating losses until the disposition of the businesses is complete.  Additional costs and charges could be incurred, including one-time termination costs and contract termination costs currently estimated to be $6-8 million. Due to the significant operating losses incurred by our discontinued operations, no benefit for income taxes has been provided for their operating losses.

(12)   Other Short-term Borrowings

Secured Credit Facility

On July 27, 2001, the Company entered into an agreement for a senior secured credit facility to be funded by a syndicate of lenders led by Bank of America. As amended, the senior secured credit facility was structured as a three-year revolving credit line for up to $190 million plus a $30 million two-year term loan. Prior to fiscal 2005, various amendments to the credit agreement were executed mainly to redefine several financial performance covenants and to reset financial covenants to preempt possible covenant defaults. The structure of the resultant facility contained customary affirmative and negative covenants including an EBITDA (earnings before interest, taxes, depreciation and amortization) covenant and a

FLEETWOOD ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

covenant to maintain liquidity, as defined, at specified levels. The term loan was repaid in full and eliminated from the facility, along with a property, plant and equipment subfacility.

In May of 2004, the Company announced the early renewal and extension of the credit facility to July 31, 2007, under a fully underwritten arrangement with Bank of America. The terms of the amended and restated agreement provided for an increase of $20 million in the amount of the facility, to a commitment level of $150 million. Among other changes was the elimination of a previous requirement for the Company to maintain $30 million in unused borrowing capacity, which directly enhanced our borrowing availability. The requirement for excess “boot” collateral, held in the form of a security interest in real estate was also reduced from $75 million to $50 million.

Under the new agreement, the Company is not subject to a financial performance covenant, except in the case that average monthly liquidity, defined as cash, cash equivalents and unused borrowing capacity, falls below $60 million within the borrowing subsidiaries or $90 million including the parent company. Under these circumstances the Company is required to meet a designated cumulative EBITDA requirement. In addition, pricing under the new facility was reduced in all areas, including lower fees for letters of credit, unused facility fees and generally lower interest charges on borrowings. Simultaneous with the signing of the agreement, the Company paid closing and administrative fees to the bank of $499,000.

In conjunction with the restatement of the credit agreement, Fleetwood executed covenant amendments to the flooring finance agreement with Textron Financial Corp. that mirror the new bank agreement.

On March 2, 2005, Fleetwood and the lending syndicate for its secured credit facility entered into an amendment to the facility that expanded the revolving credit line, improved seasonal financial flexibility and addressed a potential shortfall against the EBITDA covenant. The third quarter’s results were such that the Company would have been out of compliance with the previous version of the covenant. Further, the amended facility provided greater borrowing flexibility by raising the overall limit on borrowings from $150 million to $175 million, with an additional seasonal increase from October through April to $200 million. In addition, a limitation on borrowing against inventory within the Company’s asset borrowing base was raised from $85 million to $110 million, with a seasonal increase to $135 million for the December through April time period. A provision was added to supplement the borrowing base by an additional $15 million once Fleetwood provided additional real estate collateral to the bank group, which the Company did subsequent to the end of the fiscal year, in late May 2005.

The balance outstanding on the revolver as reflected on the balance sheet at the end of fiscal 2005 and 2004 in other short-term borrowings was $55.0 million and $5.7 million, respectively. The revolving credit line bears interest, at our option, at variable rates based on either Bank of America’s prime rate or one, two or three month LIBOR. As amended, the facility is secured by virtually all of the Company’s receivables and a significant portion of its inventories and personal property, plus, at April 24, 2005, $50 million in appraised value of real estate. Advances under the revolving credit line are limited by the available borrowing base of eligible accounts receivable and inventories. The borrowing base is revised weekly for changes in receivables and monthly for changes in inventory balances. At April 24, 2005, the borrowing base totaled $179 million. After consideration of collateral reserves of $5.8 million, $46.2 million in standby letters of credit and the outstanding borrowings, unused borrowing capacity was approximately $70.5 million. Subsequent to April 24, 2005, an additional letter of credit for $18 million was posted by the Company in relation to the Coleman judgment, pending the Company’s appeal of this litigation.

FLEETWOOD ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Subsequent to fiscal 2005 year-end in July 2005, the agreement governing the credit facility was further amended and restated to incorporate prior amendments and increase total loan commitments to accommodate the previous $15 million addition to the revolver borrowing base and fund a new term loan collateralized by real estate in the amount of $22 million. These additions raise total loan commitments to $212 million from May through November, with a seasonal uplift to $237 million from December through April. The loan commitments for both the addition to the revolver and the term loan are reduced on the first day of each fiscal quarter beginning October 31, 2005 in the amounts of $750,000 and $785,715, respectively. Under the amended facility, real estate with an approximate appraised value of $108 million is pledged as security.

The weighted average interest rate on these short-term borrowings was 7.0 percent and 5.0 percent at the end of fiscal 2005 and 2004, respectively.

(13)   Long-term Debt

At April 24, 2005, and April 25, 2004, long-term debt consisted of the following:

	2005	2004
	(Amounts in thousands)
5% Convertible senior subordinated debentures	$100,000	$100,000
Other	8,946	2,159
	$108,946	$102,159

On December 22, 2003, the Company completed the sale of $100 million aggregate principal amount of 5% convertible senior subordinated debentures due in 2023. Interest on the debentures is payable semi-annually at the rate of 5.00%. The debentures are convertible, under certain circumstances, into the Company’s common stock at an initial conversion rate of 85.034 shares per $1,000 principal amount of debentures, equivalent to an initial conversion price of $11.76 per share of common stock.

Holders of the debentures have the ability to require the Company to repurchase the debentures, in whole or in part, on December 15, 2008, December 15, 2013 and December 15, 2018. The repurchase price is 100 percent of the principal amount of the debentures plus accrued and unpaid interest. The Company may, at its option, elect to pay the repurchase price in cash, its common stock or a combination of cash and its common stock. The Company has the option to redeem the debentures after December 15, 2008, in whole or in part, for cash, at a price equal to 100 percent of the principal amount plus accrued and unpaid interest. Subsequent to the end of fiscal 2004, the debentures and the common stock potentially issuable upon conversion of the debentures were registered for resale under the Securities Act of 1933.

The Company used a portion of the net proceeds of the offering to repay amounts outstanding under its senior secured credit facility and for the redemption of a portion of the 9.5% convertible subordinated debentures, and used the remainder for working capital and other general corporate purposes.

(14)   Convertible Subordinated Debentures

The Company has owned three Delaware business trusts that each issued a separate series of optionally redeemable convertible trust preferred securities, convertible into shares of the Company’s common stock. The combined proceeds from the sale of the transactions and from the purchase by the Company of the common shares of the business trusts were tendered to the Company in exchange for separate series of convertible subordinated debentures. These debentures represent the sole assets of the

FLEETWOOD ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

business trusts. Under FIN 46R, “Consolidation of Variable Interest Entities,” the business trusts are deemed to have no primary beneficiary and, although wholly owned by the Company, are not to be consolidated. As a result, the convertible subordinated debentures, issued by the Company, are presented as a long-term liability. The Company called the securities held by two of the trusts for redemption and entered into a series of transactions (described below) that spanned our fiscal 2004 year end. As of June 4, 2004, all of the outstanding securities held by two of the trusts were redeemed for cash or were converted into common stock. These transactions are more fully described below and the securities and amounts outstanding as of April 24, 2005, are summarized in the following table (dollar amounts in thousands):

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

Distributions on the Trust I Securities are cumulative and are paid quarterly in arrears at an annual rate of 6 percent. The Company has the option to defer payment of the distributions for an extended period of up to 20 consecutive quarters, so long as the Company is not in default in the payment of interest on the debentures and discontinues the payment of dividends on common stock while the deferral is in effect. Considered together, the undertakings under the trust, the related indentures and guarantees and the convertible subordinated debentures constitute a full and unconditional guarantee by the Company of the trust’s obligations under the securities. Beginning with the third quarter of fiscal 2002, the Company elected to defer the quarterly distributions on the Trust I Securities. The total amount deferred, including accrued interest, was $49.6 million at the end of fiscal 2005. The Company presently intends to continue to defer the distribution on the Trust I Securities through August 2006, which would be the last of these consecutive quarterly distributions that could be deferred under the terms of the governing instruments. During a period of distribution deferral, the Company is prevented from declaring or paying dividends on the common stock.

The Trust I Securities are convertible, at the option of the holder, at any time at the rate of 1.02627 shares of Fleetwood common stock (i.e., a conversion price of $48.72 per common share), subject to adjustment in certain circumstances. Since February 15, 2001, the Trust I Debentures have been redeemable in whole or in part, at the option of the Company, at a price equal to a premium currently 100.75 percent of the principal amount plus accrued and unpaid interest, declining annually to par if redeemed on or after February 15, 2006. The Trust I Securities are subject to mandatory redemption to the extent of any early redemption of the Trust I Debentures and upon maturity of the Trust I Debentures on February 15, 2028.

FLEETWOOD ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

On March 9, 2004, the Company announced that it was calling $50 million aggregate principal amount of the Trust III Securities for redemption. On March 30, 2004, the Company called the remaining $100 million aggregate principal amount of Trust III Securities for redemption. Subsequently, virtually all of the holders of the Trust III Securities converted their securities into an aggregate of 14,478,578 shares of the Company’s common stock, including some who had entered into privately negotiated transactions with the Company to convert their securities, prior to the respective redemption dates, in exchange for a cash incentive. As a result, as of the end of fiscal 2004, April 25, 2004, there remained 377,726 shares of Trust III Securities outstanding, with an aggregate principal amount of $18.9 million, and as of April 29, 2004, which was the final redemption date pursuant to the Company’s calls for redemption, there were no Trust III Securities outstanding.

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

On May 5, 2004, the Company called the Trust II Securities for redemption with a redemption date of June 4, 2004. Several of the holders of the Trust II Securities converted their holdings to shares of the Company’s common stock, including some who entered into privately negotiated transactions with the Company to convert their securities, prior to the redemption date, in exchange for a cash incentive. Accordingly, as of the June 4, 2004, redemption date, pursuant to the Company’s call for redemption, 781,065 shares of the Trust II Securities had been converted into an aggregate of 1,368,074 shares of the Company’s common stock, and 943,935 shares of the Trust II Securities were redeemed for an aggregate of $22.2 million in cash, representing $20.8 million in aggregate principal amount, $1.3 million in redemption premium and $104,000 in accrued but unpaid interest to the redemption date.

FLEETWOOD ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15)   Fair Value of Financial Instruments

The Company has estimated the fair value of its financial instruments as of April 24, 2005, and April 25, 2004, based on relevant market information or using management estimates of discounted cash flows. The book and estimated fair values of financial instruments include those set out below or are discussed in Note 5 (amounts in thousands):

	April 24, 2005		April 25, 2004
	Book Value	Estimated Fair Value	Book Value	Estimated Fair Value
Cash	$6,761	$6,761	$14,090	$14,090
Cash value of Company-owned life insurance	36,946	36,946	48,809	48,809
Investments in unconsolidated subsidiaries	8,892	8,892	14,705	14,705
Other short-term borrowings	56,661	56,661	5,738	5,738
Long-term debt	108,946	114,775	102,159	161,159
Convertible subordinated debentures	210,142	117,912	272,791	229,053

(16)   Commitments and Contingencies

Repurchase Commitments

Producers of recreational vehicles and manufactured housing customarily enter into repurchase agreements with lending institutions that provide wholesale floorplan financing to independent dealers. The Company’s agreements generally provide that, in the event of a default by a dealer in its obligation to these credit sources, Fleetwood will repurchase product. With most repurchase agreements our obligation ceases when the amount for which we are contingently liable to the lending institution has been outstanding for more than 12, 18 or 24 months, depending on the terms of the agreement. The contingent liability under these agreements approximates the outstanding principal balance owed by the dealer for units subject to the repurchase agreement, less any scheduled principal payments waived by the lender. Although the maximum potential contingent repurchase liability approximated $183 million for inventory at manufactured housing dealers and $479 million for inventory at RV dealers as of April 25, 2004, the risk of loss is reduced by the potential resale value of any products that are subject to repurchase, and is spread over numerous dealers and financial institutions. The gross repurchase obligation will vary depending on the season and the level of dealer inventories. Typically, the repurchase obligation for the third fiscal quarter will be greater than other periods due to high dealer inventories. The RV repurchase obligation is significantly more than the manufactured housing obligation due to a higher average cost per motor home and more units in dealer inventories. Past losses under these agreements have not been significant and lender repurchase demands have been funded out of working capital.

In the past three fiscal years we have had the following repurchase activity:

	2005	2004	2003
	(Amounts in millions)
Units	174	177	182
Repurchase amount	$6.3	$3.7	$4.4
Loss recognized	$1.2	$0.6	$—

Legal Proceedings

The Company filed a complaint in state court in Kansas, in the 18th Judicial District, District Court, Sedgewick County, Civil Department, against The Coleman Company, Inc. (Coleman) in connection with

FLEETWOOD ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

a dispute over the use of the “Coleman” brand name. The lawsuit sought declaratory and injunctive relief. On June 6, 2003, Coleman filed an answer and counterclaimed against us alleging various counts, including breach of contract and trademark infringement. On November 17, 2004, after a hearing, the Court granted our request for a permanent injunction against Coleman prohibiting Coleman from licensing the Coleman name for recreational vehicles to companies other than Fleetwood, although Coleman will again seek to challenge that ruling in a hearing scheduled for July 12, 2005. At the conclusion of trial, on December 16, 2004, the jury awarded monetary damages against Fleetwood on Coleman’s counterclaim in the amount of $5.2 million. On January 21, 2005, the Court granted Coleman’s request for treble damages, making the total amount of the award approximately $14.6 million. A charge to record this award is reflected in the Company’s results for the third fiscal quarter of 2005. Payment will be stayed pending Fleetwood’s appeal, which has now been filed. Pending the appeal, Fleetwood was required to post a letter of credit for $18 million, representing the full amount of the judgment plus an allowance for attorneys’ fees and interest. The Company will pursue all available appellate remedies.

The Company is also subject to other litigation from time to time in the ordinary course of business. The Company’s liability under some of this litigation is covered in whole or in part by insurance. Although the amount of any liability with respect to such claims and litigation over and above our insurance coverage cannot currently be determined, in the opinion of our management such liability is not expected to have a material adverse effect on our financial condition or results of operations.

Other

Fleetwood Enterprises, Inc. has entered into ten limited guarantees aggregating $4.2 million to certain obligations of certain retailers to floorplan lenders and an additional two unsecured guarantees aggregating $3.5 million for other obligations.

(17)   Leases

Most of the Company’s retail sales locations and certain of its other facilities and equipment are leased under terms that range from monthly to 18 years.

The following is a schedule by years of future minimum rental payments required under operating and capital leases that have initial or remaining noncancelable lease terms in excess of one year as of April 24, 2005 (amounts in thousands):

	Minimum Rental Payments
Fiscal Year	Operating	Capital
2006	$9,167	$2,231
2007	8,515	3,409
2008	6,622	2,025
2009	5,306	2,002
2010	3,609	348
Later years	17,416	—
Total minimum lease payments*	$50,635	$10,015

*                    Minimum payments have not been reduced by minimum sublease rentals of $2,453 due in the future.

FLEETWOOD ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Rental expense for the last three fiscal years was as follows:

	2005	2004	2003
	(Amounts in thousands)
Rental expense	$4,360	$11,967	$12,518
Less: Sublease rental income	(971)	(632)	(780)
	$3,389	$11,335	$11,738

(18)   Stock-Based Incentive Compensation Plans

Under the Company’s Amended and Restated 1992 Stock-Based Incentive Compensation Plan, as amended, stock options may be granted to officers and other key employees of the Company for the purchase of up to 9,900,000 shares of the Company’s common stock. Expiration dates for the options may not exceed 10 years from the date of grant and options typically vest over a three year period. Under a separate plan for non-employee directors, up to 400,000 shares have been authorized for distribution of options. Automatic grants are made annually under this plan.

The following is a summary of the stock option activity for employees and non-employee directors for the last three fiscal years.

	2005		2004		2003
	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price
Outstanding at beginning of year	5,812,945	$13.37	6,494,952	$13.06	4,166,408	$18.82
Granted	1,112,200	12.55	667,400	11.68	2,610,598	4.21
Exercised	(777,086)	5.11	(811,062)	6.56	(20,200)	9.13
Forfeited	(394,985)	15.51	(538,345)	17.85	(261,854)	16.80
Outstanding at end of year	5,753,074	$14.18	5,812,945	$13.37	6,494,952	$13.06
Exercisable at end of year	4,281,775	$15.88	3,618,300	$17.40	3,401,866	$20.21
Weighted average fair value of options granted		$4.82		$6.00		$2.82

The following table summarizes information about stock options outstanding and exercisable as of the current fiscal year end:

Range of Exercise Price	Number Outstanding as of 4/24/05	Wtd. Avg. Remaining Contractual Life	Wtd. Avg. Exercise Price	Number Exercisable as of 4/24/05	Wtd. Avg. Exercise Price of Exercisable Options
$3.17 - $3.17	973,262	7.61	$3.17	603,920	$3.17
$6.94 - $8.91	856,246	8.30	$7.82	350,329	$7.24
$9.01 - $10.45	855,883	4.85	$9.30	850,750	$9.30
$10.70 - $13.53	831,234	6.19	$12.24	623,993	$12.23
$13.85 - $14.86	853,350	5.02	$14.77	469,684	$14.72
$14.98 - $28.63	1,046,109	2.71	$27.10	1,046,109	$27.10
$28.79 - $39.63	336,990	3.11	$37.81	336,990	$37.81

FLEETWOOD ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(19)   Stockholder Rights Plan

On September 15, 1998, the Company’s Board of Directors adopted a new stockholder rights agreement to replace the previous plan that expired on November 9, 1998, granting certain new rights to holders of the Company’s common stock. Under the new plan, which was effective November 10, 1998, one right was granted for each share of common stock held as of November 9, 1998, and one right will be granted for each share subsequently issued. Each right entitles the holder, in a hostile takeover scenario and after paying the exercise price (currently $160), to purchase Fleetwood common stock having a market value equal to two times the exercise price. Also, if the Company is merged into another corporation, or if 50 percent or more of the Company’s assets are sold, then rightholders are entitled, upon payment of the exercise price, to buy common shares of the acquiring corporation at a 50 percent discount from their then current market value. In either case, these rights are not available to the acquiring party. However, these exercise features will not be activated if the acquiring party makes an offer to acquire all of the Company’s outstanding shares at a price that is judged by the Board of Directors to be fair to all Fleetwood shareholders. The rights may be redeemed by the Company under certain circumstances at the rate of $0.02 per right. The shareholder rights plan dated September 15, 1998, was amended effective April 30, 2001, and again effective December 31, 2002. The rights will expire on November 9, 2008.

(20)   Results by Quarter (Unaudited)

The unaudited results by quarter for fiscal years 2005 and 2004 are shown below (amounts in thousands, except per share data):

Fiscal Year Ended April 2005:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Number of weeks in the quarter	13	13	13	13
Revenues	$659,429	$645,933	$509,161	$560,189
Gross profit	121,256	120,980	77,812	75,182
Operating income (loss)	22,515	22,124	(39,073)	(49,104)
Income (loss) from continuing operations(1)	12,452	15,338	(44,534)	(55,833)
Discontinued operations, net	(6,900)	(7,203)	(10,155)	(64,624)
Net income (loss) used for basic and diluted earnings (loss) per common share	$5,552	$8,135	$(54,689)	$(120,457)
Earnings (loss) per common share(2):
Basic	$.10	$.15	$(.99)	$(2.16)
Diluted	$.09	$.12	$(.99)	$(2.16)
Weighted average common shares:
Basic	54,670	55,419	55,492	55,749
Diluted	64,286	65,657	55,492	55,749

FLEETWOOD ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Year Ended April 2004:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Number of weeks in the quarter	13	13	13	13
Revenues	$587,643	$603,904	$529,365	$639,694
Gross profit	104,333	110,336	92,119	110,671
Operating income	22,354	24,029	9,414	23,072
Income (loss) from continuing operations	11,409	13,067	(1,708)	(5,409)
Discontinued operations, net	(9,493)	(9,309)	(8,463)	(12,354)
Net income (loss) used for basic and diluted earnings (loss) per common share	$1,916	$3,758	$(10,171)	$(17,764)
Earnings (loss) per common share(2):
Basic	$.05	$.10	$(.26)	$(.42)
Diluted	$.05	$.10	$(.26)	$(.42)
Weighted average common shares:
Basic	35,935	36,124	38,871	42,497
Diluted	36,669	37,116	38,871	42,497

(1)    During the fourth fiscal quarter of 2005, the Company recorded an additional charge of $1.1 million to write-off costs associated with the redemption of the Trust II Securities. Since this transaction occurred in the first fiscal quarter, income (loss) from continuing operations before income taxes has been adjusted to more correctly include the charge in that quarter rather than the fourth.

(2)    Net earnings (loss) per share is computed independently for each of the quarters presented and the summation of quarterly amounts does not equal the total net earnings (loss) per share reported for the year.

Schedule II—Valuation and Qualifying Accounts

	Balance at beginning of year	Additions charged to costs and expenses	Payment or utilization	Balance at end of year
Fiscal year ended April 24, 2005:
Product warranty reserves	$53,921	$102,210	$(90,988)	$65,143
Insurance reserves	32,916	36,509	(37,210)	32,215
Fiscal year ended April 25, 2004:
Product warranty reserves	$62,137	$67,644	$(75,860)	$53,921
Insurance reserves	30,344	34,554	(31,982)	32,916
Fiscal year ended April 27, 2003:
Product warranty reserves	$68,046	$72,169	$(78,078)	$62,137
Insurance reserves	25,080	34,350	(29,086)	30,344

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Disclosure and Controls and Procedures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic filings with the Securities and Exchange Commission.

Management’s Report on Internal Control over Financial Reporting.

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. The Company’s internal control over financial reporting is a process designed, as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

The Company’s internal control over financial reporting is supported by written policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of the Company’s annual consolidated financial statements, management of the Company has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO Framework”). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company’s internal control over financial reporting.

Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of April 24, 2005.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report included herein, on management’s assessment of internal control over financial reporting.

Item 9B. Other Information

An operating agreement with Associated Dealers, Inc. (ADI) was amended in the fourth quarter of fiscal 2005 to essentially provide that ADI will now lease certain manufactured housing dealership locations from the Company and operate them as an independent dealer. Previously, ADI had operated these facilities under a subsidized management agreement. The current arrangement can be terminated by either party with a 90-day notice.

PART III

Item 10. Directors and Executive Officers of the Registrant

Code of Ethics

We have adopted a written Code of Ethics that applies to our chief executive officer, chief financial officer, corporate controller and treasurer, and other senior financial officers performing similar functions who are identified from time to time by the chief executive officer. We have also adopted a broader Code of Conduct which is applicable to all employees, including financial officers. The Code of Ethics for senior financial officers and the Code of Conduct for all employees are posted on our website, www.fleetwood.com. They can be accessed under the “Company Information” page by clicking on the “Corporate Governance” heading. Any amendments to, or waivers for executive officers or directors of, these ethic codes will be disclosed on our website promptly following the date of such amendment or waiver.

Except for information concerning the Company’s executive officers which is included under the caption “Executive Officers of the Company” following Part I, Item 4 of this report, other information required by Item 10 is incorporated herein by reference from the Company’s definitive Proxy Statement for the Company’s 2005 annual shareholders’ meeting to be filed with the Securities and Exchange Commission no later than 120 days after April 24, 2005.

Item 11. Executive Compensation

The information required by Item 11 is incorporated herein by reference from the Company’s definitive Proxy Statement for the Company’s 2005 annual shareholders’ meeting to be filed with the Securities and Exchange Commission no later than 120 days after April 24, 2005.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by Item 12 is incorporated herein by reference from the Company’s definitive Proxy Statement for the Company’s 2005 annual shareholders’ meeting to be filed with the Securities and Exchange Commission no later than 120 days after April 24, 2005. However, the equity compensation plan information required by Item 201(d) of Regulation S-K is provided at Item 5, above.

Item 13. Certain Relationships and Related Transactions

The information required by Item 13 is incorporated herein by reference from the Company’s definitive Proxy Statement for the Company’s 2005 annual shareholders’ meeting to be filed with the Securities and Exchange Commission no later than 120 days after April 24, 2005.

Item 14. Principal Accountant Fees and Services.

The information required by Item 14 is incorporated herein by reference from the Company’s definitive Proxy Statement for the Company’s 2005 annual shareholders’ meeting to be filed with the Securities and Exchange Commission no later than 120 days after April 24, 2005.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Financial Statements
	(1)	Report of Independent Registered Public Accounting Firm
Financial Statements included in Part II of this report:
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
Consolidated Statements of Operations for each of the three years in the period ended April 24, 2005
Consolidated Balance Sheets at April 24, 2005, and April 25, 2004
Consolidated Statements of Cash Flows for each of the three years in the period ended April 24, 2005
Consolidated Statements of Changes in Shareholders’ Equity for each of the three years in the period ended April 24, 2005
Notes to Consolidated Financial Statements
	(2)	Financial Statement Schedules
Schedule II—Valuation and Qualifying Accounts
All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.
(b)	Exhibits and Index to Exhibits:
		3.1	Restated Certificate of Incorporation.(1)
		3.2	Amendment to Restated Certificate of Incorporation.(2)
		3.3	Amendment to Restated Certificate of Incorporation, as amended.
		3.4	Restated Bylaws of the Company.(2)
		3.5	Amendment and Restatement of Article VII of Bylaws.(3)
		3.6	Amendment and Restatement of Section 3.02 of Bylaws.(10)
		4.1	Rights Agreement dated as of September 15, 1998, between the Company and the First National Bank of Boston.(4)
		4.2	Amendment to Rights Agreement dated as of April 30, 2001, between Fleet National Bank (f/k/a First National Bank of Boston) and the Company.(5)
		4.3	Amendment No. 2 to Rights Agreement, dated as of December 31, 2002, by and between the Registrant and EquiServe Trust Company, N.A.(6)
		4.4	Amended Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock.(3)
		4.5	Amended and Restated Declaration of Trust of Fleetwood Capital Trust dated as of February 10, 1998, by and among Fleetwood Enterprises, Inc. and individual trustees of the Trust.(7)
4.6

Indenture dated as of February 10, 1998, by and between Fleetwood Enterprises, Inc. and The Bank of New York, as Trustee, used in connection with Fleetwood Enterprises Inc.’s 6% Convertible Subordinated Debentures due 2028.(7)

		4.7	Preferred Securities Guarantee Agreement dated as of February 10, 1998, by and between Fleetwood Enterprises, Inc. and The Bank of New York, as preferred guarantee trustee.(7)
		4.8	Indenture dated as of December 22, 2003 between the Company and The Bank of New York, as trustee.(17)
		10.1	Form of employment agreement between the Company and senior executive officers.(3)*

10.2	Form of employment agreement re: change in control between the Company and senior officers.(3)*
10.3	Amended and Restated Deferred Compensation Plan.(8)*
10.4	Amended and Restated Supplemental Benefit Plan.(8)*
10.5	2005 Deferred Compensation Plan(11)*
10.6	Amended and Restated Benefit Restoration Plan.(8)*
10.7	Amended and Restated 1992 Stock-Based Incentive Compensation Plan.(9)*
10.8	Amended and Restated 1992 Non-Employee Director Stock Option Plan.(9)*
10.9	Operating Agreement between Fleetwood Enterprises, Inc. and Fleetwood Credit Corp.(8)
10.10	Form of Indemnification Agreement.(3)*
10.11	Description of amendments to terms of certain executive compensation of Fleetwood Enterprises, Inc.(18)*
10.12

Second Amended and Restated Credit Agreement dated as of July 1, 2005, among the Company, Fleetwood Holdings, Inc. and its subsidiaries, Fleetwood Retail Corp. and its subsidiaries, the banks and other financial institutions signatory thereto, and Bank of America, N.A., as administrative agent and collateral agent.

10.13	Alternative Form Non-Qualified Stock Option Agreement for 1992 Stock-Based Incentive Compensation Plan.(19)*
10.14	Employment agreement between the Company and Elden L. Smith as of March 8, 2005*.
10.15	Description of Director Compensation.(19)*
10.16	Elden L. Smith Stock Option Plan and Agreement.*
10.17	Form of Employment Agreement between the Company and certain senior executive officers, adopted July 2002.(12)*
10.18	Form Non-Qualified Stock Option Agreement for 1992 Non-Employee Director Stock Option Plan.(19)*
10.19	2002 Long-Term Performance Plan.(15)*
10.20	Form Non-Qualified Stock Option Agreement for 1992 Stock-Based Incentive Compensation Plan.(19)*
10.21	Wholesale Security Agreement dated August 21, 2002, among Textron Financial Corp. and several of the Company’s indirect wholly owned retail housing subsidiaries.(16)
10.22

Sixth Amendment dated as of March 2, 2005 to Wholesale Security Agreement dated August 21, 2002 among Textron Financial Corp. and several of the Company’s indirect wholly owned retail housing subsidiaries.(14)

10.23	Master Loan and Security Agreement dated as of December 30, 2003, among the Company, HomeOne Credit Corp. and Greenwich Capital Financial Products, Inc. as Lender.(9)
10.24	Amendment dated as of March 15, 2005 to Master Loan and Security Agreement among the Company, HomeOne Credit Corp. and Greenwich Capital Financial Products, Inc. as Lender.(13)
11

Statement of Computation of Per Share Earnings. All information required by Exhibit 11 is presented in Note 2 of the Company’s Consolidated Financial Statements in accordance with the provisions of SFAS No. 128.

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

(1)   Incorporated by reference to the Company’s 10-K Annual Report, Commission file number 1-7699, for the year ended April 28, 1985.

(2)   Incorporated by reference to the Company’s 10-K Annual Report, Commission file number 1-7699, for the year ended April 26, 1987.

(3)   Incorporated by reference to the Company’s 10-K Annual Report for the year ended April 29, 2001.

(4)   Incorporated by reference to the Company’s Registration Statement on Form 8-A on October 28, 1998.

(5)   Incorporated by reference to the Company’s Report on Form 8-K filed on May 30, 2001.

(6)   Incorporated by reference to the Company’s Report on Form 8-K filed on January 10, 2003.

(7)   Incorporated by reference to the Company’s Registration Statement on Form S-4 filed April 9, 1998.

(8)   Incorporated by reference to the Company’s 10-K Annual Report, Commission file number 1-7699, for the year ended April 28, 1996.

(9)   Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 25, 2004.

(10) Incorporated by reference to the Company’s 10-K Annual Report, for the year ended April 27, 2003.

(11) Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 23, 2005.

(12) Incorporated by reference to the Company’s 10-K Annual Report for the year ended April 28, 2002.

(13) Incorporated by reference to the Company’s Report as Form 8-K filed March 16, 2005.

(14) Incorporated by reference to the Company’s Report on Form 8-K filed March 8, 2005.

(15) Incorporated by reference to the Company’s 10-Q Quarterly Report for the quarter ended October 27, 2002.

(16) Incorporated by reference to the Company’s Report on Form 8-K filed on March 27, 2003.

(17) Incorporated by reference to the Company’s Report on Form 8-K filed December 23, 2003.

(18) Incorporated by reference to the Company’s Report on Form 8-K filed December 17, 2004.

(19) Incorporated by reference to the Company’s Report on Form 8-K filed September 16, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLEETWOOD ENTERPRISES, INC.
REGISTRANT
	By	/s/ BOYD R. PLOWMAN
Boyd R. Plowman
Executive Vice President
and Chief Financial Officer
Date: July 7, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ THOMAS B. PITCHER	Chairman of the Board	July 7, 2005
Thomas B. Pitcher
/s/ ELDEN L. SMITH	President, Chief Executive	July 7, 2005
Elden L. Smith	Officer and Director (Principal Executive Officer)
/s/ BOYD R. PLOWMAN	Executive Vice President,	July 7, 2005
Boyd R. Plowman	Chief Financial Officer and Assistant Secretary (Principal Financial Officer)
/s/ ANDREW M. GRIFFITHS	Vice President-Controller and	July 7, 2005
Andrew M. Griffiths	Chief Accounting Officer (Principal Accounting Officer)
/s/ PAUL D. BORGHESANI	Director	July 7, 2005
Paul D. Borghesani
/s/ LOREN K. CARROLL	Director	July 7, 2005
Loren K. Carroll

/s/ MARGARET S. DANO	Director	July 7, 2005
Margaret S. Dano
/s/ JAMES L. DOTI	Director	July 7, 2005
James L. Doti
/s/ DAVID S. ENGELMAN	Director	July 7, 2005
David S. Engelman
/s/ J. MICHAEL HAGAN	Director	July 7, 2005
J. Michael Hagan
/s/ DOUGLAS M. LAWSON	Director	July 7, 2005
Douglas M. Lawson
/s/ JOHN T. MONTFORD	Director	July 7, 2005
John T. Montford
/s/ DANIEL D. VILLANUEVA	Director	July 7, 2005
Daniel D. Villanueva