Form 10-Q
period 2005-07-31
FLEETWOOD ENTERPRISES INC/DE/
filed 2005-09-08
CIK 314132

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC   20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2005

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

Yes    ☒     No    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at September 1, 2005
Common stock, $1 par value	56,472,050 shares

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Fleetwood Enterprises, Inc.

We have reviewed the condensed consolidated balance sheet of Fleetwood Enterprises, Inc. and subsidiaries as of July 31, 2005, the related condensed consolidated statements of operations and condensed consolidated statements of cash flows for the fourteen-week period ended July 31, 2005 and the thirteen-week period ended July 25, 2004, and the condensed consolidated statement of changes in shareholders’ equity for the fourteen-week period ended July 31, 2005. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Fleetwood Enterprises, Inc. and subsidiaries as of April 24, 2005, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the year then ended (not presented herein), and in our report dated July 5, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of April 24, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Orange County, California
August 30, 2005

FLEETWOOD ENTERPRISES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except per share data)

	14 Weeks Ended	13 Weeks Ended
	July 31, 2005	July 25, 2004

Net Sales:
RV Group	$423,202	$485,703
Housing Group	204,331	195,687
Supply Group	13,730	14,060
Intercompany sales	(24,788)	(36,021)
	616,475	659,429

Cost of products sold	516,412	538,173
Gross profit	100,063	121,256

Operating expenses	96,626	98,767
Other, net	4,330	(26)

Operating income (loss)	(893)	22,515

Other income (expense):
Investment income	1,005	487
Interest expense	(7,399)	(6,916)
Other, net	—	(2,724)
	(6,394)	(9,153)

Income (loss) from continuing operations before income taxes	(7,287)	13,362
Provision for income taxes	(10,126)	(910)

Income (loss) from continuing operations	(17,413)	12,452
Loss from discontinued operations, net	(12,144)	(6,900)

Net income (loss)	$(29,557)	$5,552

	Basic	Diluted	Basic	Diluted

Earnings (loss) per common share:
Income (loss) from continuing operations	$(.31)	$(.31)	$.23	$.21
Loss from discontinued operations	$(.22)	$(.22)	$(.13)	$(.10)
Net income (loss) per common share	$(.53)	$(.53)	$.10	$.11

Weighted average common shares	56,136	56,136	54,670	64,286

See accompanying notes to condensed consolidated financial statements.

FLEETWOOD ENTERPRISES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	July 31, 2005	April 24, 2005
	(Unaudited)
Assets
Cash	$2,077	$6,761
Marketable investments - available for sale	49,402	38,715
Receivables	186,234	164,609
Inventories	188,303	233,591
Deferred taxes, net	46,404	56,904
Assets of discontinued operations	145,511	145,784
Other current assets	25,947	23,974

Total current assets	643,878	670,338

Property, plant and equipment, net	230,832	232,125
Deferred taxes, net	17,859	17,859
Cash value of Company-owned life insurance, net	37,061	36,946
Goodwill	6,316	6,316
Other assets	47,363	46,663

Total assets	$983,309	$1,010,247

Liabilities and Shareholders’ Equity
Accounts payable	$72,191	$75,551
Employee compensation and benefits	71,665	77,924
Product warranty reserve	64,686	65,143
Short-term borrowings	13,044	56,661
Accrued interest	54,666	52,446
Liabilities of discontinued operations	81,025	84,702
Other current liabilities	115,363	82,290

Total current liabilities	472,640	494,717

Deferred compensation and retirement benefits	39,133	38,771
Insurance reserves	35,328	32,215
Long-term debt	128,156	108,946
Convertible subordinated debentures	210,142	210,142

Total liabilities	885,399	884,791

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $1 par value, authorized 10,000,000 shares, none outstanding	—	—
Common stock, $1 par value, authorized 150,000,000 shares, outstanding 56,352,000 at July 31, 2005, and 56,043,000 at April 24, 2005	56,352	56,043
Additional paid-in capital	426,279	424,782
Accumulated deficit	(386,353)	(356,796)
Accumulated other comprehensive income	1,632	1,427

Total shareholders’ equity	97,910	125,456

Total liabilities and shareholders’ equity	$983,309	$1,010,247

See accompanying notes to condensed consolidated financial statements.

FLEETWOOD ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	14 Weeks Ended	13 Weeks Ended
	July 31, 2005	July 25, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) from continuing operations	$(17,413)	$12,452
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	5,594	5,129
Amortization of financing costs	330	553
Gains on investment securities transactions	(2)	(10)
(Gains) losses on sale of property, plant and equipment	55	(26)
Non-cash charge for conversion of trust preferred securities	—	1,135
Changes in assets and liabilities:
Increase in receivables	(21,625)	(18,344)
(Increase) decrease in inventories	45,288	(18,374)
(Increase) decrease in income tax receivable	518	(363)
Decrease in deferred taxes, net	10,500	—
(Increase) decrease in cash value of Company-owned life insurance	(115)	276
Increase in other assets	(3,521)	(6,621)
Decrease in accounts payable	(3,360)	(8,344)
Increase (decrease) in employee compensation and benefits	(5,897)	4,652
Increase (decrease) in product warranty reserve	(457)	3,138
Increase (decrease) in other liabilities	7,236	(7,292)

Net cash provided by (used in) operating activities	17,131	(32,039)

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Loss from discontinued operations, net	(12,144)	(6,900)
Impairment charges	2,218	—
Termination benefit liability	3,000	—
Net proceeds from sale of finance loans receivable	28,170	(155)
Proceeds from sales of property, plant and equipment, net	9	112
Increase in assets of discontinued operations	(1,954)	(4,435)
Increase (decrease) in liabilities of discontinued operations	(3,677)	6,139

Net cash provided by (used in) discontinued operations	15,622	(5,239)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available-for-sale	(194,839)	(201,093)
Proceeds from sale of investment securities available-for-sale	184,175	262,536
Purchases of property, plant and equipment, net	(4,356)	(10,487)

Net cash provided by (used in) investing activities	(15,020)	50,956

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in short-term borrowings	(43,617)	(4,182)
Increase in long-term debt	19,210	7,151
Redemption of convertible subordinated debentures	—	(20,767)
Proceeds from exercise of stock options	1,806	871

Net cash used in financing activities	(22,601)	(16,927)

Foreign currency translation adjustment	184	710

Decrease in cash	(4,684)	(2,539)
Cash at beginning of period	6,761	14,090

Cash at end of period	$2,077	$11,551

See accompanying notes to condensed consolidated financial statements.

FLEETWOOD ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES
IN SHAREHOLDERS’ EQUITY
(Unaudited)
(Amounts in thousands)

					Accumulated
					Other
	Common Stock		Additional		Comprehensive	Total
	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Income (Loss)	Shareholders’ Equity

Balance April 24, 2005	56,043	$56,043	$424,782	$(356,796)	$1,427	$125,456

Comprehensive loss:

Net loss	—	—	—	(29,557)	—	(29,557)

Other comprehensive income:

Foreign currency translation, net of taxes of $144	—	—	—	—	184	184

Investment securities	—	—	—	—	21	21

Comprehensive loss						(29,352)

Stock options exercised	309	309	1,497	—	—	1,806

Balance July 31, 2005	56,352	$56,352	$426,279	$(386,353)	$1,632	$97,910

See accompanying notes to condensed consolidated financial statements.

FLEETWOOD ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2005

(Unaudited)

1)                                     Basis of Presentation

Fleetwood Enterprises, Inc. (the “Company”) is one of the nation’s leaders in producing both recreational vehicles and manufactured housing. In addition, the Company operates three supply companies that provide components for the recreational vehicle and housing operations, while also generating outside sales.

Fleetwood’s business began in 1950 through the formation of a California corporation. The present Company was incorporated in Delaware in September 1977, and succeeded by merger to all the assets and liabilities of the predecessor company. Fleetwood conducts manufacturing activities in 16 states within the U.S., and to a much lesser extent in Canada. The Company also operates a manufactured housing retail business, Fleetwood Retail Corp. (FRC), and a financial services subsidiary, HomeOne Credit Corp. (HomeOne). These businesses were designated as discontinued operations in March 2005 following an announcement that these businesses were to be sold. The accompanying condensed financial statements consolidate the accounts of the Company and its wholly owned subsidiaries.  All significant intercompany balances and transactions have been eliminated.  Certain amounts previously reported have been reclassified to conform to the Company’s fiscal 2006 presentation.

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

In the opinion of the Company’s management, the accompanying condensed consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position at July 31, 2005, and the results of operations for the fourteen-week period ended July 31, 2005, and the thirteen-week period ended July 25, 2004.  The condensed consolidated financial statements include the discontinued operations of FRC and HomeOne for the three month periods ended June 30, 2005 and 2004, respectively.  The condensed consolidated financial statements do not include footnotes and certain financial information normally presented annually under U.S. generally accepted accounting principles and, therefore, should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended April 24, 2005.  The Company’s business is seasonal and its results of operations for the fourteen-week period ended July 31, 2005, are not necessarily indicative of results to be expected for the full year.

Adjustment to Prior Year:

As disclosed in the Company’s Annual Report on Form 10-K for the year ended April 24, 2005, the statement of operations for the thirteen weeks ended July 25, 2004 has been revised related to a charge of $1.1 million to write-off costs associated with the redemption of the Fleetwood Capital Trust II securities.  This charge was first recognized in the fourth quarter of fiscal 2005 but for presentation purposes has been included in the first fiscal quarter of fiscal 2005 to more correctly include the charge in the quarter in which the related transaction occurred.

New Accounting Pronouncements:

The Company owned three Delaware business trusts that were established for the purpose of issuing optionally redeemable convertible trust preferred securities. The obligations of the business trusts to the holders of the trust preferred securities were all supported by convertible subordinated debentures issued by Fleetwood to the respective business trusts. Subsequent to the end of the most recent fiscal year, the preferred securities of two of the trusts were either converted or redeemed, and the debentures cancelled. Under Interpretation No. 46, which was adopted by the Company as of January 25, 2004, the trust preferred securities continued to be presented as minority interests based on the fact that the Company had the ability to “call” the trust preferred securities and that no single party held a majority of the preferred securities; therefore, the Company was considered the primary beneficiary of the trusts. Under FIN 46R, which was adopted by the Company as of April 25, 2004, the call option embedded in the trust preferred securities was determined to be clearly and closely related to the underlying security.  FIN 46R confirmed that the call option could no longer be separately evaluated as a determinant of the primary beneficiary of the trusts.  As a result, the business trusts were now deemed to have no primary beneficiary and they were deconsolidated, resulting in the presentation of the convertible subordinated debenture obligations to the underlying trusts as a long-term liability for all years presented. Amounts previously shown in the Statements of Operations as minority interest in Fleetwood Capital Trusts I, II and III, net of taxes, were reclassified for all periods presented to interest expense, with the related tax effect included in the tax provision. Other than as indicated, the Company does not believe that the adoption of FIN 46 or FIN 46R had a material impact on the Company’s financial position, results of operations or cash flows.

Share-Based Payment

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment.”  Under previous practice, the reporting entity could account for share-based payment under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and disclose share-based compensation as if accounted for under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.”  Under the provisions of SFAS No. 123R, a public entity is required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost is recognized over the period during which an employee is required to provide service in exchange for the award.

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

Inventory Costs

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

2)                                     Supplemental Financial Information

Earnings Per Share:

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding.  In the current year, the effect of stock options and convertible securities was anti-dilutive and was, therefore, not considered in determining diluted earnings per share.  In the prior year, stock options and the 5% convertible senior subordinated debentures were determined to be dilutive to net income from continuing operations.

The table below shows the calculation components of both basic and diluted earnings per share for the fiscal quarters ended July 31, 2005 and July 24, 2004 (amounts in thousands):

	14 Weeks Ended	13 Weeks Ended
	July 31, 2005	July 25, 2004

BASIC EARNINGS (LOSS) PER SHARE

Income (loss) from continuing operations	$(17,413)	$12,452
Loss from discontinued operations	(12,144)	(6,900)

Net income (loss)	$(29,557)	$5,552

Weighted average shares outstanding for basic income (loss) per share	56,136	54,670

DILUTED EARNINGS (LOSS) PER SHARE

Income (loss) from continuing operations	$(17,413)	$12,452
5% convertible senior subordinated debentures	—	1,250

Diluted income (loss) from continuing operations	$(17,413)	$13,702

Loss from discontinued operations	$(12,144)	$(6,900)

Net income (loss)	$(29,557)	$5,552
5% convertible senior subordinated debentures	—	1,250

Diluted net income (loss)	$(29,557)	$6,802

Weighted average shares outstanding used for basic income (loss) per share	56,136	54,670
Effect of dilutive employee stock options	—	1,113
Effect of dilutive 5% convertible senior subordinated debentures	—	8,503
Weighted average shares outstanding used for dilutive income (loss) per share	56,136	64,286

Anti-dilutive securities outstanding as of the fiscal quarters ended July 31, 2005 and July 25, 2004 are as follows (amounts in thousands):

	14 Weeks Ended	13 Weeks Ended
	July 31, 2005	July 25, 2004

Options and warrants	4,981	1,874

Convertible 6% subordinated debentures	4,131	4,131

Convertible 5% senior subordinated debentures	8,503	—

Common stock reserved for future issuance at July 31, 2005 was 17,615 shares.

Stock-Based Incentive Compensation:

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

		14 Weeks Ended	13 Weeks Ended
		July 31, 2005	July 25, 2004

Net income (loss), as reported		$(29,557)	$5,552

Deduct:	Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	1,305	838

Pro forma net income (loss)		$(30,862)	$4,714

Basic income (loss) per share, as reported		$(.53)	$.10
Basic income (loss) per share, pro forma		$(.55)	$.09
Diluted income (loss) per share, as reported		$(.53)	$.11
Diluted income (loss) per share, pro forma		$(.55)	$.09

Inventory Valuation:

Inventories are valued at the lower of cost (first-in, first-out) or market.  Manufacturing cost includes materials, labor and manufacturing overhead.  Retail finished goods are valued at intercompany purchase cost less intercompany manufacturing profit.  Inventories consist of the following (amounts in thousands):

	July 31, 2005	April 24, 2005
Manufacturing inventory-
Raw materials	$126,515	$139,520
Work in process	41,438	40,736
Finished goods	20,350	53,335

	$188,303	$233,591

Product Warranty Reserve:

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

Balance at April 24, 2005	$65,143
Warranties issued and changes in the estimated liability during the period	20,220
Settlements made during the period	(20,677)

Balance at July 31, 2005	$64,686

Accumulated Other Comprehensive Income (Loss):

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

The difference between net income (loss) and total comprehensive income (loss) is shown below (amounts in thousands):

	14 Weeks Ended	13 Weeks Ended
	July 31, 2005	July 25, 2004
Net income (loss)	$(29,557)	$5,552
Foreign currency translation	184	710
Unrealized gain (loss) on investments	21	2

Comprehensive income (loss)	$(29,352)	$6,264

Post-Retirement Health Care Benefits:

The Company provides health care benefits to certain retired employees from retirement age to when they become eligible for Medicare coverage.  Employees become eligible for benefits after meeting certain age and service requirements.  The cost of providing retiree health care benefits is actuarially determined and accrued over the service period of the active employee group.

The components of the net periodic post-retirement benefit cost are as follows (amounts in thousands):

	14 Weeks Ended	13 Weeks Ended
	July 31, 2005	July 25, 2004
Service cost - benefits earned during the year	$150	$111
Interest cost on projected benefit obligation	166	178
Recognized net actuarial gain or loss	257	276
Amortization of unrecognized prior service cost	(185)	(378)

Net periodic post-retirement benefit cost	$388	$187

The total amount of employer’s contributions expected to be paid during the current fiscal year is $660,000.

3)                                     Industry Segment Information

Information with respect to industry segments is shown below (amounts in thousands):

	14 Weeks Ended	13 Weeks Ended
	July 31, 2005	July 25, 2004

OPERATING REVENUES:

RV Group	$423,202	$485,703
Housing Group	204,331	195,687
Supply Group	13,730	14,060
Intercompany sales	(24,788)	(36,021)

	$616,475	$659,429

OPERATING INCOME (LOSS):

RV Group	$(5,081)	$15,568
Housing Group	5,020	6,063
Supply Group	1,721	1,027
Corporate and Other	(2,553)	(143)

	$(893)	$22,515

In addition to the third party revenues shown above, the Supply Group also generated the following intercompany revenues with the RV and Housing Groups:

	14 Weeks Ended	13 Weeks Ended
	July 31, 2005	July 25, 2004

Supply intercompany revenues	$40,047	$49,466

4)                                     Other, net

Other, net consists of restructuring costs relating to a reorganization of certain functions within the Company.  These charges relate primarily to severance costs and are deducted in arriving at the operating loss.

5)                                     Income Taxes

The current year’s tax provision results primarily from the effect of increasing the partial valuation allowance attributed to the Company’s deferred tax assets by $10.5 million.  This change resulted from a reduction in the estimated benefit of various available tax strategies, which, if executed, would generate sufficient taxable income to realize the remaining net deferred tax asset.  The primary reason for this reduction was an increase in the market value of our convertible trust preferred securities of Fleetwood Capital Trust I during the first fiscal quarter of fiscal 2006. Improved expectations of the Company’s outlook, the announcement of a proposed exchange offer transaction relating to the convertible trust preferred securities and some upward movement in the Company’s stock price, contributed to a lower discount from par value and diminished the magnitude of unrealized taxable gains in these securities at quarter-end.  The Company determined that available tax strategies were sufficient to support a deferred tax asset of $64.3 million, a reduction of $10.5 million from fiscal year-end.

The provision also includes state tax liabilities in several states, with no offsetting tax benefits in other states, and foreign tax benefits.

6)                                     Discontinued Operations

On March 30, 2005, the Company announced plans to exit its manufactured housing retail and financial services businesses. The action to exit these businesses was taken in order to stem losses sustained in the retail operations and transition the Company back to its traditional focus on manufacturing operations and contribute to the Company’s progress towards sustained profitability.

In July 2005, subsequent to the end of HomeOne’s June 30 fiscal quarter-end, substantially all of the manufactured housing loan portfolio was sold to an affiliate of Clayton Homes, Inc for proceeds of $74.7 million. Following the closing of the sale, HomeOne paid the outstanding balance on its warehouse line with Greenwich Capital Financial Products, Inc. (Greenwich) and terminated that facility. Outstanding borrowings under the line of credit were approximately $46.6 million, including a termination fee of $750,000, equal to one percent (1%) of the maximum amount of the credit line. The termination fee was pursuant to the terms of an amendment dated as of July 28, 2005 to the $75 million warehouse line of credit between HomeOne, HomeOne Funding I and Greenwich. The amendment also terminated Fleetwood’s guarantee of HomeOne’s obligations under the warehouse line.  The net proceeds from the transaction of $28.2 million are shown as a liability of the Company at July 31, 2005 in other current liabilities, since the sale occurred subsequent to HomeOne’s fiscal quarter-end.

In August 2005, substantially all of the assets of the retail business were also sold to affiliates of Clayton Homes, Inc. The aggregate sale price was $74 million, subject to certain adjustments as set forth in the purchase and closing agreements, including a post-closing adjustment to reflect the actual amount of inventory on hand at the closing date.  A portion of the purchase price, in the amount of $8 million, was subject to a hold back pending finalization of the amount and satisfaction of certain conditions. In addition, the Company anticipates making a payment of approximately $6 million relating to customer deposit liabilities that have been assumed by the buyer.  Upon the closing of the transaction, the Company paid off its retail flooring facilities, in the aggregate amount of $31.3 million.  Settlement of remaining working capital balances is expected to consume approximately $10 million of additional cash. An additional $1.8 million was received from the buyer as an adjustment to the proceeds for the manufactured housing loan portfolio.

After considering repayment of the portion of the Company’s secured credit facility supported by the assets of the retail housing business in the amount of $48.2 million, these transactions are expected to be approximately cash neutral.

Assets and liabilities at the balance sheet dates that were expected to be sold or extinguished have been reclassified to current assets and liabilities from discontinued operations, respectively, and consist of the following (amounts in thousands):

	July 31, 2005	April 24, 2005

Current assets from discontinued operations:
Inventories	$69,074	$74,000
Property, plant and equipment, net	—	916
Finance loans receivable	76,437	70,868

	$145,511	$145,784
Current liabilities from discontinued operations:
Customer deposits	$5,476	$6,345
Retail flooring liabilities	32,607	37,608
Warehouse line of credit	42,942	40,749

	$81,025	$84,702

The carrying value of assets from discontinued operations has been reduced by additional non-cash impairment charges in the first quarter of fiscal 2006 based on expectations of proceeds from the subsequent sale. Operating results of these businesses, including impairment charges, severance costs and one-time termination benefits are classified as discontinued operations for all periods presented. Discontinued operations, net consist of the following (amounts in thousands):

	14 Weeks Ended	13 Weeks Ended
	July 31, 2005	July 25, 2004

Revenues	$71,268	$68,330
Net income (loss) before charges:
Retail	$(7,134)	$(6,465)
Financial services	208	(435)
Impairment charges and termination benefits:
Loss on financial services long-lived assets	926	—
Severance costs	1,800	—
One-time termination benefits	1,000	—
Finance loans receivable write-down	1,492	—

Discontinued operations, net	$(12,144)	$(6,900)

The net loss before impairment charges includes interest expense on the retail flooring liability and the warehouse line of credit, which were repaid upon sale of their related collateral, of $1.2 million and $0.6 million, in fiscal quarters ended July 2005 and 2004, respectively. The Company will incur ongoing operating losses until the disposition of the businesses is complete.  Of the $2.8 million of severance costs and one-time termination benefits accrued, none had been paid by quarter-end.  Including impairment charges that were recorded in fiscal 2005, the total impairment costs and termination benefits recorded through July 31, 2005 were $56 million.  Additional costs and charges could be incurred, including one-time termination costs and contract termination costs are currently estimated to be $1 million to 3 million. Due to the significant operating losses incurred by our discontinued operations, no benefit for income taxes has been provided for their operating losses.

7)                                     Short-term Borrowings

Secured Credit Facility:

During May 2004, our credit facility was renewed and extended until July 31, 2007. In March 2005, we entered into an amendment to the facility to provide greater borrowing flexibility by raising the overall limit on borrowings from $150 million to $175 million, with an additional seasonal increase from October to April to $200 million. In addition, a limitation on borrowing against inventory within our asset borrowing base was raised from $85 million to $110 million, with a seasonal increase to $135 million for the December through April time period. The amendment also reset the designated cumulative EBITDA covenant requirements that are invoked in the event that average monthly liquidity, defined as cash, cash equivalents and unused borrowing capacity, falls below $60 million within the borrowing subsidiaries or $90 million including the parent company. The interest rate for revolving loans under the line was increased slightly, but may be reduced to prior levels in future quarters based on improvements in a fixed charge coverage ratio.

In May 2005, the borrowing base was supplemented by $15 million of additional real estate collateral provided to the bank group.  In July 2005, the agreement governing the credit facility was further amended and restated, to incorporate prior amendments and increase total loan commitments to accommodate the previous $15 million addition to the revolver borrowing base and fund a new term loan collateralized by real estate in the amount of $22 million. These additions raise total loan commitments to $212 million from May through November, with a seasonal uplift to $237 million from December through April. The loan commitments for both the addition to the revolver and the term loan decrease on the first day of each fiscal quarter beginning October 31, 2005 in the amounts of $750,000 and $785,715, respectively.

Borrowings are secured by receivables, inventory and certain other assets, primarily real estate and are used for working capital and general corporate purposes.

The balance outstanding on the revolver as reflected on the balance sheet at the end of fiscal July 2005 and 2004 in other short-term borrowings was $9.0 million and $1.6 million, respectively. The revolving credit line bears interest, at our option, at variable rates based on either Bank of America’s prime rate or one, two or three month LIBOR. As amended, the facility is secured by virtually all of the Company’s receivables and a significant portion of its inventories and personal property, plus $108 million in appraised value of real estate. Advances under the revolving credit line are limited by the available borrowing base of eligible accounts receivable and inventories. The borrowing base is revised weekly for changes in receivables and monthly for changes in inventory balances. At July 31, 2005, the borrowing base totaled $195 million. After consideration of collateral reserves of $1.1 million, $66.3 million in standby letters of credit and the outstanding borrowings, unused borrowing capacity was approximately $93.8 million.

Under the senior credit agreement, Fleetwood Enterprises, Inc. is a guarantor of the borrowings of Fleetwood Holdings, Inc. (FHI) and Fleetwood Retail Corp. (FRC). FHI includes most of the wholly owned manufacturing subsidiaries. At quarter-end, only the FRC parent company and seven of the retail subsidiaries were borrowers under the loan and covered under the guarantee. In addition, Fleetwood Enterprises, Inc. guaranteed FRC’s floorplan obligations to Textron and Bombardier Capital, Inc. pursuant to FRC’s wholesale financing agreements with the two flooring institutions.  Subsequent to quarter-end, substantially all of the operating assets of FRC were sold to affiliates of Clayton Homes, Inc. and the portion of the senior credit agreement supported by assets of FRC in the amount of $48.2 million was repaid in full, along with the floorplan obligations to Textron and Bombardier Capital, Inc.

8)                                     Convertible Subordinated Debentures

As discussed further in the Company’s Annual Report on Form 10-K, the Company owned three Delaware business trusts that each issued a separate series of optionally redeemable convertible trust preferred securities convertible into shares of the Company’s common stock.  The combined proceeds from the sale of the securities and from the purchase by the Company of the common shares of the business trusts were tendered to the Company in exchange for a separate series of convertible subordinated debentures.  These debentures represented the sole assets of the business trusts.  Two of the trusts have now been dissolved and the debentures issued by the remaining trust, Fleetwood Capital Trust (Trust I) are presented as a long-term liability in the accompanying balance sheets.

Distributions on the remaining securities held by Trust I are payable quarterly in arrears at an annual rate of 6 percent.  The Company has the right to elect to defer distributions for up to 20 consecutive quarters under the trust indenture governing the existing 6% convertible trust preferred securities. When the Company defers a distribution on the 6% convertible trust preferred securities, it is prevented from declaring or paying dividends on its common stock during the period of the deferral. In light of the business environment and recent operating results, the Company presently intends to continue to defer the distribution on the Trust I Securities through August 2006, which would be the last of these consecutive quarterly distributions that could be deferred under the terms of the governing instruments. The total amount deferred, including accrued interest, was $53.4 million as of July 31, 2005.  The entire amount deferred would become due and payable on or before the November 2006 distribution date.  The amount due at the time would be $71 million.

9)                                     Commitments and Contingencies

Repurchase Commitments:

Producers of recreational vehicles and manufactured housing customarily enter into repurchase agreements with lending institutions that provide wholesale floorplan financing to independent dealers.  These agreements generally provide that, in the event of a default by a dealer in its obligation to these credit sources, the Company will repurchase vehicles or homes sold to the dealer that have not been re-sold to retail customers.  With most repurchase agreements the Company’s obligation ceases when the amount for which the Company is contingently liable to the lending institution has been outstanding for more than 12, 18 or 24 months, depending on the terms of the agreement.  The contingent liability under these agreements approximates the outstanding principal balance owed by the dealer for units subject to the repurchase agreement, less any scheduled principal payments waived by the lender.  Although the maximum potential contingent repurchase liability approximated $180 million for inventory at manufactured housing dealers and $399 million for inventory at RV dealers as of July 31, 2005, the risk of loss is reduced by the potential resale value of any products that are subject to repurchase, and is spread over numerous dealers and financial institutions.  The gross repurchase obligation will vary depending on the season and the level of dealer inventories.  Typically, the fiscal third quarter repurchase obligation is greater than other periods due to higher dealer inventories.  The RV repurchase obligation is significantly greater than the manufactured housing obligation due to motor homes having a higher average selling price per unit and dealers holding more units in inventory.  Past losses under these agreements have not been significant and lender repurchase demands have been funded out of working capital.  Through the first three months of fiscal year 2006, the Company repurchased $775,000 of product compared to $347,000 for the same period in the prior year, with a repurchase loss of $253,000 incurred this year compared to a repurchase loss of $111,000 in the prior year.

Other:

As of July 31, 2005, the Company was a party to 12 limited guarantees, aggregating $4.7 million, to certain obligations of certain retailers to floorplan lenders and an additional two unsecured guarantees aggregating $3.5 million for other obligations.

Fleetwood is also a party to certain guarantees that relate to its credit arrangements.  These are more fully discussed in footnote 7 and in the Company’s fiscal 2005 Annual Report on Form 10-K.

Legal Proceedings:

The Company is regularly involved in legal proceedings in the ordinary course of our business.  Because of the uncertainties related to the outcome of the litigation and range of loss on cases other than breach of warranty, the Company is generally unable to make a reasonable estimate of the liability that could result from an unfavorable outcome.  In other cases, including products liability and personal injury cases, the Company prepares estimates based on historical experience, the professional judgment of our legal counsel, and other assumptions that are believed to be reasonable.  As additional information becomes available, the Company reassesses the potential liability related to pending litigation and revises the related estimates.  Such revisions and any actual liability that greatly exceed the Company’s estimates could materially impact our results of operations and financial position.

The Company filed a complaint in state court in Kansas, in the 18th Judicial District, District Court, Sedgewick County, Civil Department, against The Coleman Company, Inc. (Coleman) in connection with a dispute over the use of the “Coleman” brand name. The lawsuit sought declaratory and injunctive relief. On June 6, 2003, Coleman filed an answer and counterclaimed alleging various counts, including breach of contract and trademark infringement. On November 17, 2004, after a hearing, the Court granted our request for a permanent injunction against Coleman prohibiting Coleman from licensing the Coleman name for recreational vehicles to companies other than Fleetwood. At the conclusion of trial, on December 16, 2004, the jury awarded monetary damages against Fleetwood on Coleman’s counterclaim in the amount of $5.2 million. On January 21, 2005, the Court granted Coleman’s request for treble damages, making the total amount of the award approximately $14.6 million. A charge to record this award was reflected in the Company’s results for the third fiscal quarter of 2005. Payment will be stayed pending Fleetwood’s appeal, which has been filed. Pending the appeal, Fleetwood was required to post a letter of credit for $18 million, representing the full amount of the judgment plus an allowance for attorneys’ fees and interest. The Company will pursue all available appellate remedies.

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

•             the price of gasoline, particularly as it might impact retail recreational vehicle sales;

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

Although management believes that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Undue reliance should not be placed on these forward-looking statements, which speak only as of the date of this report.  Fleetwood undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may arise from changing circumstances or unanticipated events.  Additionally, other risks and uncertainties are described in our Annual Report on Form 10-K for the fiscal year ended April 24, 2005, filed with the Securities and Exchange Commission, under “Item 1. Business,” including the section therein entitled “Risks Relating to Our Business,” and “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition,” including the section therein entitled “Business Outlook.”

Overview

Fleetwood is one of the nation’s leaders in producing both recreational vehicles and manufactured housing.  The RV Group or segment consists of the motor home, travel trailer and folding trailer divisions.  The Housing Group or segment consists of the wholesale manufacturing operation.

In fiscal 2005, we sold 50,746 recreational vehicles.  In calendar 2004, we had a 15.3 percent share of the overall recreational vehicle market, consisting of a 17.9 percent share of the motor home market, an 11.7 percent share of the travel trailer market and a 38.7 percent share of the folding trailer market.

In fiscal 2005, we shipped 23,962 manufactured homes, and were the second largest producer of HUD-Code homes in the United States in terms of units sold.  In calendar 2004, we had a 17.6 percent share of the manufactured housing wholesale market.

Our business began in 1950 producing travel trailers and quickly evolved to what are now termed manufactured homes. We re-entered the recreational vehicle business with the acquisition of a travel trailer operation in 1964. Our manufacturing activities are conducted in 16 states within the U.S., and to a much lesser extent in Canada. We distribute our manufactured products primarily through a network of independent dealers throughout the United States and Canada. In fiscal 1999, we entered the manufactured housing retail business through a combination of key acquisitions and internal development of new retail sales centers. We later established a financial services subsidiary to provide finance and insurance products to the retail operation. In March 2005, we announced that the retail and finance businesses were to be sold so we could focus on our core businesses, RV and housing manufacturing, and in July and August 2005, the majority of the assets of these businesses were sold.

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

Deferred Taxes

Deferred tax assets and liabilities are determined based on temporary differences between income and expenses reported for financial reporting and tax reporting. We are required to record a valuation allowance to reduce our net deferred tax assets to the amount that we believe is more likely than not to be realized. In assessing the need for a valuation allowance, we historically have considered all positive and negative evidence, including scheduled reversals of deferred tax liabilities, prudent and feasible tax planning strategies, projected future taxable income and recent financial performance. Since we have had cumulative losses in recent years, the accounting guidance suggests that we should not look to future earnings to support the realizability of the net deferred tax asset. As a result, we concluded that a partial valuation allowance against our deferred tax asset was appropriate. Accordingly, beginning in fiscal 2003, the deferred tax asset was partially reduced by a valuation allowance with a corresponding adjustment to the provision for income taxes. The remaining book value of the net deferred tax asset was supported by the availability of various tax strategies, which, if executed, were expected to generate sufficient taxable income to realize the remaining asset. In the first quarter of fiscal 2006, the Company determined that the estimated benefits from available tax strategies were sufficient to support a deferred tax asset of $64.3 million and recorded an adjustment to the valuation allowance of $10.5 million with a corresponding change to the provision to income taxes. The primary reason for this reduction was an increase in the market value of our convertible trust preferred securities of Fleetwood Capital Trust I. Improved expectations of the Company’s outlook, the announcement of a proposed exchange offer transaction relating to the convertible trust preferred securities and some upward movement in our stock price contributed to a lower discount from par value and diminished the magnitude of unrealized taxable gains in these securities at quarter-end. We continue to believe that the combination of all positive and negative factors will enable us to realize the full value of the deferred tax assets; however, it is possible that the extent and availability of tax planning strategies will change over time and impact this evaluation. If, after future assessments of the realizability of our deferred tax assets, we determine an adjustment is required, we would record the provision or benefit in the period of such determination.

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

Repurchase Commitments

Producers of recreational vehicles and manufactured housing customarily enter into repurchase agreements with lending institutions that provide wholesale floorplan financing to independent dealers. The Company’s agreements generally provide that, in the event of a default by a dealer in its obligation to these credit sources, Fleetwood will repurchase product. With most repurchase agreements, our obligation ceases when the amount for which we are contingently liable to the lending institution has been outstanding for more than 12, 18 or 24 months, depending on the terms of the agreement. The contingent liability under these agreements approximates the outstanding principal balance owed by the dealer for units subject to the repurchase agreement less any scheduled principal payments waived by the lender. Although the maximum potential contingent repurchase liability approximated $180 million for inventory at manufactured housing dealers and $399 million for inventory at RV dealers as of July 31, 2005, the risk of loss is reduced by the potential resale value of any products that are subject to repurchase, and is spread over numerous dealers and financial institutions. The gross repurchase obligation will vary depending on the season and the level of dealer inventories. Typically, the fiscal third quarter repurchase obligation will be greater than other periods due to high dealer inventories. The RV repurchase obligation is significantly more than the manufactured housing obligation due to motor homes having a higher average selling price per unit and dealers holding more units in inventory. Past losses under these agreements have not been significant and lender repurchase demands have been funded out of working capital. In the past three fiscal years we have had the following repurchase activity (dollars in millions):

	14 Weeks Ended	13 Weeks Ended	Fiscal Years
	July 31, 2005	July 25, 2004	2005	2004

Units	21	20	174	177

Repurchase amount	$0.8	$0.3	$6.3	$3.7

Loss recognized	$0.3	$0.1	$1.2	$0.6

Results of Operations

The following table sets forth certain statements of operations data expressed as a percentage of net sales for the periods indicated:

	14 Weeks Ended	13 Weeks Ended
	July 31, 2005	July 25, 2004

Net sales	100.0%	100.0%
Cost of products sold	83.8	81.6

Gross profit	16.2	18.4
Operating expenses	(15.6)	(15.0)
Other, net	(0.7)	—

Operating income (loss)	(0.1)	3.4
Other income (expense)
Investment income	0.1	0.1
Interest expense	(1.2)	(1.1)
Other, net	—	(0.4)
Income (loss) from continuing operations before income taxes	(1.2)	2.0
Provision for income taxes	(1.6)	(0.1)

Income (loss) from continuing operations	(2.8)	1.9
Discontinued operations	(2.0)	(1.1)

Net income (loss)	(4.8)%	0.8%

Current Quarter Compared to Corresponding Quarter of Last Year

Consolidated Results:

The following table presents consolidated net sales by segment for the periods ended July 31, 2005 and July 25, 2004 (amounts in thousands):

	14 Weeks Ended		13 Weeks Ended
		% of		% of	Change
	July 31, 2005	Net Sales	July 25, 2004	Net Sales	Amount	%

RV Group	$423,202	68.7	$485,703	73.7	$(62,501)	(12.9)
Housing Group	204,331	33.1	195,687	29.7	8,644	4.4
Supply Group	13,730	2.2	14,060	2.1	(330)	(2.3)
Intercompany Sales	(24,788)	(4.0)	(36,021)	(5.5)	11,233	(31.2)

Net sales	$616,475	100.0	$659,429	100.0	$(42,954)	(6.5)

Consolidated revenues fell 6.5 percent based on a 12.9 percent reduction of sales in the RV Group, partially offset by 4.4 percent growth in Housing Group sales.  The Housing Group has continued to build market share, and certain regions of the country are performing well, although the central region and parts of the Southeast are experiencing significant year over year declines.  The RV Group suffered declines in both motor home and towable sales, generally reflecting a slowdown in industry sales, with further erosion from market share declines for towable products.

Gross margin weakened from 18.4 percent to 16.2 percent of sales due, in part, to a shift towards lower-margin travel trailer products, a loss of operating leverage caused by lower RV sales, especially in the travel trailer division, with some offset from improvements in the Housing Group.

Operating expenses, which include selling, warranty and service, and general and administrative expenses, decreased by $2.1 million in the first quarter, but increased as a percentage of sales from 15.0 percent to 15.6 percent.  The decrease from the prior year was primarily due to lower selling and warranty and service expenses relating to both the RV and Housing businesses, offset by a small increase in general and administrative costs.

Other operating expenses in the current quarter of $4.3 million consisted of restructuring costs, primarily severance, related to changes in the Company’s organization structure.

The resulting loss from operations for the first quarter was $893,000 compared to income of $22.5 million in the prior year.

Other expense, net, consists of interest income and expense, which decreased $2.8 million in the first quarter to $6.4 million.

The current quarter tax provision resulted primarily from the effect of increasing the partial valuation allowance attributed to the Company’s deferred tax assets by $10.5 million.  This change resulted from a reduction in the estimated benefit of various available tax strategies, which, if executed, would generate sufficient taxable income to realize the remaining net deferred tax asset.  The provision also includes state tax liabilities in several states, with no offsetting tax benefits in other states, and foreign tax benefits.

Recreational Vehicles:

The following table presents RV Group net sales by division for the periods ended July 31, 2005 and July 25, 2004 (amounts in thousands):

	14 Weeks Ended		13 Weeks Ended
		% of		% of	Change
	July 31, 2005	Net Sales	July 25, 2004	Net Sales	Amount	%

Motor homes	$297,790	70.4	$317,913	65.5	$(20,123)	(6.3)
Travel trailers	104,835	24.8	146,414	30.1	(41,579)	(28.4)
Folding trailers	20,577	4.8	21,376	4.4	(799)	(3.7)

Net sales	$423,202	100.0	$485,703	100.0	$(62,501)	(12.9)

Recreational vehicle sales decreased by 12.9 percent when compared to last year’s July quarter.  Sales incentives, which are deducted from revenues, decreased by $0.8 million on a year-over-year basis but increased as a percentage of sales in order to assist with model year changes and to facilitate targeted reductions to finished goods inventories during the quarter.

Motor home sales decreased by 6.3 percent to $297.8 million compared to $317.9 million in the prior year.  Calendar retail market share for the first half of 2005 was 17.1 percent, down slightly from 17.3 percent for the same period in the prior year and dealer inventories of motor homes have stabilized. Travel trailer sales declined by 28.4 percent to $104.8 million versus $146.4 million in the prior year.  Market share in the travel trailer segment has decreased to 9.0 percent for the first half of calendar 2005 compared to 12.0 percent in the prior year.  The Company has lost market share as a result of competitive product offerings and erosion in dealer confidence regarding quality and service capability. New model introductions were made during the first fiscal quarter so dealer acceptance of these units will not become apparent until later in the calendar year.  Changes include ongoing rationalization of floorplans and options that should reduce product complexity and improve manufacturing efficiencies.  Additionally, we are returning responsibility for service operations to factory locations.  Folding trailer sales declined by 3.7 percent from the prior year to $20.6 million due to ongoing industry weakness in this segment.

Gross margin decreased from 14.9 percent to 11.2 percent.  Margin pressure resulted from lower sales volumes compared to the prior year, but were further impacted by production levels that were intentionally lower than sales in order to reduce finished goods inventories to normal levels.  Other factors contributing to lower margins included a change in mix towards travel trailer products with higher materials costs, as well as changes in production compensation arrangements and model year changeover activities that unfavorably impacted labor costs.

Operating expenses for the RV Group were $4.2 million lower but increased as a percentage of sales from 11.6 percent in the prior year to 12.4 percent for the current quarter.  The dollar decrease was due to lower selling and warranty costs on reduced volumes coupled with a reduction to certain product development initiatives and variable compensation costs. The RV Group incurred a $5.1 million operating loss compared to a $15.6 million profit in the prior year.  Motor home operating income decreased to $5.2 million in the first quarter as a result of lower sales.  The travel trailer division incurred an operating loss of $8.7 million and folding trailers division had an operating loss of $1.6 million.

Manufactured Housing:

The following table presents Housing Group net sales for the periods ended July 31, 2005 and July 25, 2004 (amounts in thousands):

	14 Weeks Ended	13 Weeks Ended	Change
	July 31, 2005	July 25, 2004	Amount	%

Wholesale sales	$204,331	$195,687	$8,644	4.4

Results for the Housing Group consist of factory wholesale revenues, including sales to our retail business.  Transactions between these operating divisions are eliminated in consolidation, including any intercompany profit in Company-owned retail stores.  Revenues for the retail business are included in the results of discontinued operations.

Housing Group revenues for the quarter increased by 4.4 percent to $204.3 million, and included $24.8 million of intercompany sales to Company-owned retail stores.  Manufactured homes are sold as single-section or multi-section units.  Multi-section units typically are built in two, three or four sections.  The improvement in sales reflects higher average selling price per home offset by slightly lower unit volume.  Manufacturing unit volume decreased by 3.4 percent to 5,858 homes.  The total number of sections sold also decreased by 1.3 percent from last year to 10,409.  The Company’s market share, based on wholesale shipments, for the first half of calendar 2005 increased to 17.2 percent from 16.9 percent in the same period last year.  Market conditions in certain regions of the country, notably California and Arizona, are performing well.  Some of the traditional manufactured housing markets, such as Texas and parts of the Southeast, continued to deteriorate and the previously strong Florida market also showed signs of slowing down.  Despite modest improvements in Company sales driven primarily by higher average selling price, the underlying manufactured housing market continued to be adversely affected by limited availability of retail financing and competition from repossessed units, as well as competition from conventional builders due to low mortgage rates.

Gross profit margins increased to 23.1 percent from 22.9 percent.  A shift to more complex higher margin products improved material cost percentages while labor costs remained flat as a percentage of sales.  Operating expenses included other expenses of $3 million relating to restructuring charges, primarily severance costs.  The restructuring reflects the realignment of the sales and service organizations and eliminates certain management positions.  All other operating expenses remained consistent with prior year levels.

The Housing Group operating profit of $5.0 million was $1.0 million less than the prior year since the improvement to gross profit was more than offset by the restructuring charges.

Supply Operations:

The Supply Group contributed gross first quarter revenues of $53.8 million compared to $63.5 million a year ago, of which $13.7 million and $14.1 million, respectively, were sales to third party customers.  Operating income increased from $1.0 million in the prior year to $1.7 million in the current quarter.

Discontinued Operations:

In March 2005, we announced our intention to exit the manufactured housing retail and financial services businesses. These businesses are presented as discontinued operations in the Company’s financial statements. Revenues from discontinued operations increased 4.3 percent to $71.3 million in the first quarter of fiscal 2006 from $68.3 million from the prior year. Unit sales for the retail operation were down 8 percent to 1,089 homes. The average unit price increased by 3 percent to $61,030 for the current year due to the sale of more multi-section homes and higher prices.  Operating losses from discontinued operations were $11 million in the current quarter, before interest expense on inventory financing, compared to an operating loss of $6.3 million in the comparable quarter last year. The current quarter loss includes additional impairment charges of $2.4 million to record loans held-for-sale at their estimated fair value less costs to sell and to write-down fixed assets. Additionally, severance costs and one-time termination benefits totaling $2.8 million were recognized. Interest expense on inventory financing increased slightly from $0.5 million to $0.7 million and interest expense on the warehouse line increased from $82,000 to $572,000.

Subsequent to the June 30 fiscal quarter-ends of these businesses, substantially all of their operating assets were sold to affiliates of Clayton Homes, Inc. These transactions are discussed further in Note 6 of the Condensed Consolidated Financial Statements and under Liquidity and Capital Resources in this Part II, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Report.

Business Outlook

Industry motor home sales have slowed from last year’s record pace but should still compare favorably to other years in recent history.  Recent increases in gasoline prices and rising interest rates have had a negative impact on consumer confidence and created uncertainty surrounding the overall market.  Dealer and wholesale inventory levels appear to be adjusting to current retail sales volumes. Underlying retail unit sales have also slowed and were down 8.4 percent in the first half of calendar 2005 compared to the same period in the prior year. Our market share decreased only slightly during this period and we believe that the potential for inroads in 2005 has been generated by innovations such as the full-wall slide technology and the resumption of Class C motor home production in the eastern part of the U.S., enabling more cost-effective distribution.  Our own inventories of finished goods are now at normalized levels and production rates appear to be in line with underlying retail sales.

Travel and folding trailer shipments have continued recent trends of lower sales on a year-over-year basis.  Industry travel trailer retail sales are flat in the first half of the calendar year compared to the prior year and indications are that reductions for the full year are likely.  Our market share has deteriorated 25.4 percent over this same period, generally as a result of less competitive product offerings that have caused some contraction in our distribution network in certain markets.  We have been unable to consistently balance content with value and have often exceeded price points sought by customers. These issues have been compounded by excess capacity, as well as products and floorplans that have been overly complex to manufacture, contributing to additional warranty costs. These factors have adversely affected the strength of our dealer distribution, particularly in the central part of the country. Initiatives to reverse these trends have been underway for some time but progress from these actions has not materialized as soon as we had expected. New offerings in the ultralite and hybrid classes, as well as introductions of redesigned core Prowler, Wilderness and Terry products for the 2006 model year, are being released throughout 2005.  Development of new cost-competitive feature-rich products is also underway.  Quality processes have been overhauled for the entire RV business and although improvements are already apparent in our finished products, the financial benefits will only be realized over the longer term. Finally, we have renewed our focus on dealer development activities in order to address a decline in the strength of our distribution network for travel trailers, especially in the central United States.

Our goal is to restore manufacturing efficiencies within the travel trailer division in the near term and we believe that our efforts, over the longer term, will be rewarded by improved shipments and a rebound in market share. Favorable demographics suggest sustainable growth will likely be realized for our RV product line through the end of the decade as baby boomers begin to reach the age brackets that historically have accounted for the bulk of retail RV sales. Additionally, younger buyers are also becoming interested in the RV lifestyle.

The manufactured housing market entered into a steep decline that began in 1999 before stabilizing over the most recent two years. Competition from repossessed homes, relatively high retail interest rates for manufactured housing, more stringent lending standards and a shortage of retail financing have adversely affected the industry. Industry home shipments for the first half of calendar 2005 were up 3.2 percent compared to the prior year. Overall, the industry seems to have stabilized, but market conditions by region are mixed. Some markets in the West, typically those that were less affected by high repossession levels and retail financing losses, are showing signs of a sustained recovery, while more traditional manufactured housing markets, such as Texas and parts of the Southeast, continue to deteriorate, while Florida’s recent strength appears to be moderating.

There are indications that inventories of foreclosed homes are declining. However, we expect to continue to compete with sales of repossessed homes in weaker geographical areas in the near term. New or existing lenders have begun providing more manufactured housing retail financing, although in limited amounts and using more stringent underwriting practices and higher interest rates than for a traditional site-built mortgage. Depending on the extent of the financing actually generated, it is anticipated that manufactured housing industry conditions should improve, albeit slowly. We will continue to pursue other opportunities, such as sales to community and park operators. In the near term, demand for both manufactured housing and recreational vehicles is likely to be generated by hurricane damage and the need for shelter in the Gulf States. Longer term, the demand for affordable housing is expected to grow as a result of increased immigration, greater numbers of baby boomers reaching retirement age and the escalating cost of site-built homes. Improvements in engineering and design continue to position manufactured homes as viable options in meeting the demands for affordable housing in new markets, such as suburban and inner-city sites, as well as in existing markets such as rural areas and in manufactured housing communities and parks.

During fiscal 2006, we are shifting our focus back to our core manufacturing operations. Individual businesses or regions will be provided with greater autonomy on product and operations. Restructuring efforts are generally complete resulting in a more cost-effective management structure with greater emphasis on sustainable profitability.

We currently expect modest improvement in our operating results for the second quarter of fiscal 2006, compared to the first quarter, as well as significantly reduced losses from discontinued operations following the sale of the retail housing business. The outlook remains uncertain due to the potential effects of hurricane relief efforts, moderating demand for motor homes amid concerns over consumer confidence and ongoing travel trailer losses.

Liquidity and Capital Resources

We use external funding sources, including the issuance of debt and equity instruments, to supplement working capital, fund capital expenditures and meet internal cash flow requirements on an as-needed basis. Cash totaling $17.1 million was generated by operating activities during our first quarter of fiscal 2006 compared to cash used of $32.0 million for the similar period one year ago. In the current quarter, the most significant source of cash related to lower inventories, which generated $45.3 million in cash, principally due to a reduction of motor home finished goods. This was offset by the seasonal increase in receivables and the loss from continuing operations, substantially reduced by the non-cash deferred tax expense.

Net cash generated by discontinued operations during the current quarter was $15.6 million compared to cash used of $5.2 million in the prior year. The sale of the manufactured housing portfolio in July 2005, after repayment of the related warehouse line borrowings, generated $28.2 million of net proceeds, partially offset by operating losses. The prior year cash used in operations generally related to operating losses for that period.

Capital expenditures, net were $4.4 million in the current quarter compared to $10.5 million in the same period last year.

At quarter-end, short-term borrowings under our secured syndicated credit facility, led by Bank of America, N.A., as administrative agent, were $9.0 million. Lender commitments to the facility totaled $200 million. Our borrowing capacity, however, is governed by the amount of a borrowing base, consisting of inventories and accounts receivable, that fluctuates significantly from week to week. The borrowing base is revised weekly for changes in receivables and monthly for changes in inventory balances. At the end of the quarter, the borrowing base totaled $195 million. After consideration of collateral reserves of $1.1 million, $66.3 million in standby letters of credit and the outstanding borrowings, unused borrowing capacity was approximately $93.8 million. Long-term debt increased by approximately $19.2 million, primarily as a result of the $22 million term loan which was fully drawn upon during the quarter.

As a result of the above-mentioned changes, cash and marketable investments increased $6.0 million from $45.4 million as of April 25, 2004, to $51.4 million as of July 31, 2005.

Credit Agreements

During May 2004, our credit facility was renewed and extended until July 31, 2007. On March 2, 2005, we entered into an amendment to the facility to provide greater borrowing flexibility by raising the overall limit on borrowings from $150 million to $175 million, with an additional seasonal increase from October to April to $200 million. In addition, a limitation on borrowing against inventory within our asset borrowing base was raised from $85 million to $110 million, with a seasonal increase to $135 million for the December through April time period. The amendment also reset the designated cumulative EBITDA covenant requirements that are invoked in the event that average monthly liquidity, defined as cash, cash equivalents and unused borrowing capacity, falls below $60 million within the borrowing subsidiaries or $90 million including the parent company. The interest rate for revolving loans under the line was increased slightly, but may be reduced to prior levels in future quarters based on improvements in a fixed charge coverage ratio.

In May 2005, the borrowing base was supplemented by $15 million of additional real estate collateral provided to the bank group. Borrowings are secured by receivables, inventory and certain other assets, primarily real estate, and are used for working capital and general corporate purposes.  In July 2005, the agreement governing the credit facility was further amended and restated, to incorporate prior amendments and increase total loan commitments to accommodate the previous $15 million addition to the revolver borrowing base and fund a new term loan collateralized by real estate in the amount of $22 million. These additions raise total loan commitments to $212 million from May through November, with a seasonal uplift to $237 million from December through April. The loan commitments for both the addition to the revolver and the term loan reduce on the first day of each fiscal quarter beginning October 31, 2005 in the amounts of $750,000 and $785,715, respectively.

In March 2005, the Company’s financial services subsidiary, HomeOne Credit Corp. (HomeOne), renewed and extended an agreement with Greenwich Capital Financial Products, Inc. (Greenwich) that provided up to $75 million in warehouse funding, with an expiration of March 15, 2006. The Company and HomeOne agreed to guarantee the facility in an aggregate amount not to exceed 10 percent of the amount of principal and interest outstanding. The Company’s guaranty included financial and other covenants, including maintenance of specified levels of tangible net worth, total indebtedness to tangible net worth and liquidity. In anticipation that the Company would not be able to comply with certain of these covenant requirements, commencing in June 2005, Greenwich agreed to amend the covenant requirements to levels that the Company expected would be achievable. In July 2005, the Company closed the sale of substantially all of its manufactured housing loan portfolio. Following the closing of the sale, HomeOne paid the outstanding balance on its warehouse line with Greenwich and terminated that facility. Outstanding borrowings that were repaid under the line of credit were approximately $46.6 million, including the termination fee. The termination was pursuant to the terms of an amendment dated as of July 28, 2005 to the $75 million warehouse line of credit between HomeOne, HomeOne Funding I and Greenwich. The amendment also terminated Fleetwood’s guarantee of HomeOne’s obligations under the warehouse line.  Fleetwood paid Greenwich a termination fee of $750,000, equal to one percent (1%) of the maximum amount of the credit line.

Dividends and Distributions

On October 30, 2001, the board of directors discontinued the payment of dividends on our common stock in conjunction with an election to defer distributions on our existing 6% convertible trust preferred securities. The Company has the right to elect to defer distributions for up to 20 consecutive quarters under the trust indenture governing the existing 6% convertible trust preferred securities. When the Company defers a distribution on the 6% convertible trust preferred securities, it is prevented from declaring or paying dividends on its common stock during the period of the deferral. In light of the business environment and recent operating results, the Company presently intends to continue to defer the distribution on the Trust I Securities through August 2006, which would be the last of these consecutive quarterly distributions that could be deferred under the terms of the governing instruments. The total amount deferred, including accrued interest, was $53.4 million as of July 31, 2005.  The entire amount deferred would become due and payable on or before the November 2006 distribution date.  The amount due at that time would be $71 million.

Discontinued Operations

In March 2005, we announced that the manufactured housing retail and financial services businesses were to be sold. In July, subsequent to the end of HomeOne’s fiscal quarter of June 30, substantially all of the manufactured housing loan portfolio was sold to an affiliate of Clayton Homes, Inc. The sale generated proceeds of $74.7 million of which $46.6 million was used to repay the outstanding balance on the warehouse line of credit, including a $750,000 termination fee. The net proceeds from the transaction of $28.2 million are shown as a liability of the Company at July 31, 2005, since the sale occurred subsequent to HomeOne’s fiscal quarter of June 30, 2005. In August 2005, substantially all of the assets of the retail business were also sold to affiliates of Clayton Homes, Inc. The aggregate sale price was $74 million, subject to certain adjustments as set forth in the purchase and closing agreements, including a post-closing adjustment to reflect the actual amount of inventory on hand at the closing date.  A portion of the purchase price, in the amount of $8 million, was subject to a hold back pending finalization of the amount and satisfaction of certain conditions. In addition, the Company anticipates making a payment of approximately $6 million relating to customer deposit liabilities that have been assumed by the buyer.  Settlement of working capital balances is expected to consume approximately $10 million of additional cash.  Upon the closing of the transaction, the Company paid off its retail flooring facilities in the aggregate amount of $31.3 million.  An additional $1.8 million was received from the buyer as an adjustment to the proceeds for the manufactured housing loan portfolio.

After considering the repayment of the portion of the Company’s secured credit facility supported by the amounts of the retail housing business in the amount of $48.2 million, these transactions are expected to be approximately cash neutral.

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

Contracts and Commitments

Below is a table showing payment obligations for long-term debt, capital leases, operating leases and purchase obligations for the next five years and beyond (amounts in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt (excluding capital lease obligations and convertible subordinated debentures)	$125,537	$2,357	$20,493	$524	$102,163
Capital lease obligations	8,463	1,847	4,266	2,350	—
Operating leases(1)	17,923	4,023	7,841	6,059	—
Other long-term liabilities:
Deferred compensation and non-qualified retirement plans	39,133	5,974	10,740	8,160	14,259
Insurance reserves	35,328	35,328	—	—	—
Convertible subordinated debentures	210,142	—	—	—	210,142
Total	$436,526	$49,529	$43,340	$17,093	$326,564

(1)             Most of the Company’s retail sales locations and certain of its other facilities are leased under terms that range from monthly to 5 years. Also included in the above amounts are equipment leases. Management expects that in the normal course of business, leases will be renewed or replaced by other leases to support continuing operations.  Leases relating to discontinued operations that were sold subsequent to quarter-end are excluded from these amounts.

Off-Balance Sheet Arrangements

We describe our aggregate contingent repurchase obligation in Note 16 to the Company’s financial statements and under Critical Accounting Policies in this Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Report.

Under the senior credit agreement, Fleetwood Enterprises, Inc. is a guarantor of the borrowings of Fleetwood Holdings, Inc. (FHI) and Fleetwood Retail Corp. (FRC). FHI includes most of the wholly owned manufacturing subsidiaries. At quarter-end, only the FRC parent company and seven of the retail subsidiaries were borrowers under the loan and covered under the guarantee. In addition, Fleetwood Enterprises, Inc. guaranteed FRC’s floorplan obligations to Textron and Bombardier Capital, Inc. pursuant to FRC’s wholesale financing agreements with the two flooring institutions.  Subsequent to quarter-end, substantially all of the operating assets of FRC were sold to affiliates of Clayton Homes, Inc. and the FRC portion of the senior credit agreement was repaid in full along with the floorplan obligations to Textron and Bombardier Capital, Inc.

Under the warehouse line of credit, initiated in December 2003, between HomeOne and Greenwich, Fleetwood Enterprises, Inc. was a limited guarantor of the borrowings.  Subsequent to HomeOne’s quarter-end of June 30, this agreement was terminated upon the sale of substantially all of the loan portfolio and the repayment in full of the warehouse line of credit.

Fleetwood Enterprises, Inc. has also entered into 12 limited guarantees aggregating $4.7 million to certain obligations of certain retailers to floorplan lenders and an additional two unsecured guarantees aggregating $3.5 million for other obligations.

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

For variable rate debt, changes in interest rates generally do not influence fair market value, but do affect future earnings and cash flows. Based upon the amount of variable rate debt outstanding at the end of the year, and holding the variable rate debt balance constant, each one percentage point increase in interest rates occurring on the first day of an annual period would result in an increase in interest expense of approximately $310,000. For fixed-rate debt, changes in interest rates generally affect the fair market value, but not earnings or cash flows. Changes in fair market values as a result of interest rate changes are not currently expected to be material.

We do not believe that future market equity or interest rate risks related to our marketable investments or debt obligations will have a material impact on our results.

Item 4.   Controls and Procedures

The Company’s management evaluated, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Report.  Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of July 31, 2005.

There have been no changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended July 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II         OTHER INFORMATION

Item 1.  Legal Proceedings

The Company filed a complaint in state court in Kansas, in the 18th Judicial District, District Court, Sedgewick County, Civil Department, against The Coleman Company, Inc. (Coleman) in connection with a dispute over the use of the “Coleman” brand name. The lawsuit sought declaratory and injunctive relief. On June 6, 2003, Coleman filed an answer and counterclaimed against us alleging various counts, including breach of contract and trademark infringement. On November 17, 2004, after a hearing, the Court granted our request for a permanent injunction against Coleman prohibiting Coleman from licensing the Coleman name for recreational vehicles to companies other than Fleetwood. At the conclusion of trial, on December 16, 2004, the jury awarded monetary damages against Fleetwood on Coleman’s counterclaim in the amount of $5.2 million. On January 21, 2005, the Court granted Coleman’s request for treble damages, making the total amount of the award approximately $14.6 million. A charge to record this award was reflected in the Company’s results for the third fiscal quarter of 2005. Payment will be stayed pending Fleetwood’s appeal, which has been filed. Pending the appeal, Fleetwood was required to post a letter of credit for $18 million, representing the full amount of the judgment plus an allowance for attorneys’ fees and interest. The Company will pursue all available appellate remedies.

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

Item 6.  Exhibits

2.1

Purchase and Sale Agreement is entered into as of July 29, 2005, by and between HomeOne Credit Corp., a Delaware corporation, Fleetwood Enterprises, Inc., a Delaware corporation, and Vanderbilt Mortgage and Finance, Inc., a Tennessee corporation

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

September 8, 2005