Form 10-Q
period 2005-10-30
FLEETWOOD ENTERPRISES INC/DE/
filed 2005-12-08
CIK 314132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 1-7699

FLEETWOOD ENTERPRISES, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-1948322
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3125 Myers Street, Riverside, California	92503-5527
(Address of principal executive offices)	(Zip code)

(951) 351-3500

(Registrant’s telephone number, including area code)

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

Yes    ☒     No    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 6, 2005
Common stock, $1 par value	63,520,981 shares

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Fleetwood Enterprises, Inc.

We have reviewed the condensed consolidated balance sheet of Fleetwood Enterprises, Inc. as of October 30, 2005, the related condensed consolidated statements of operations for the thirteen-week periods ended October 30, 2005 and October 24, 2004, the related condensed consolidated statements of operations and condensed consolidated statements of cash flows for the twenty-seven-week period ended October 30, 2005 and the twenty-six-week period ended October 24, 2004, and the condensed consolidated statement of changes in shareholders’ equity for the twenty-seven-week period ended October 30, 2005. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Fleetwood Enterprises, Inc. as of April 24, 2005, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the year then ended (not presented herein) and in our report dated July 5, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of April 24, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Orange County, California
December 5, 2005

FLEETWOOD ENTERPRISES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands except per share data)

(Unaudited)

	13 Weeks Ended		27 Weeks Ended	26 Weeks Ended
	October 30, 2005	October 24, 2004	October 30, 2005	October 24, 2004
Net Sales:
RV Group	$393,471	$450,280	$816,673	$935,983
Housing Group	224,981	213,877	429,312	409,564
Supply Group	11,888	16,172	25,618	30,232
Intercompany sales	(839)	(34,396)	(25,627)	(70,417)
	629,501	645,933	1,245,976	1,305,362

Cost of products sold	517,484	524,953	1,033,896	1,063,126
Gross profit	112,017	120,980	212,080	242,236

Operating expenses	100,878	98,858	197,504	197,625
Other, net	1,004	(2)	5,334	(28)
	101,882	98,856	202,838	197,597

Operating income	10,135	22,124	9,242	44,639
Other income (expense):
Investment income	1,151	428	2,156	915
Interest expense	(7,283)	(6,483)	(14,682)	(13,399)
Other, net	—	—	—	(2,724)
	(6,132)	(6,055)	(12,526)	(15,208)

Income (loss) from continuing operations before income taxes	4,003	16,069	(3,284)	29,431
Provision for income taxes	(212)	(731)	(10,338)	(1,641)
Income (loss) from continuing operations	3,791	15,338	(13,622)	27,790

Loss from discontinued operations, net	(5,709)	(7,203)	(17,853)	(14,103)

Net income (loss)	$(1,918)	$8,135	$(31,475)	$13,687

	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Earnings (loss) per common share:
Income (loss) from continuing operations	$.07	$.07	$.28	$.25	$(.24)	$(.24)	$.50	$.46
Loss from discontinued operations	(.10)	(.10)	(.13)	(.11)	(.32)	(.32)	(.25)	(.21)
Net income (loss) per common share	$(.03)	$(.03)	$.15	$.14	$(.56)	$(.56)	$.25	$.25

Weighted average common shares	56,481	57,209	55,419	65,657	56,302	56,302	55,044	65,326

See accompanying notes to condensed consolidated financial statements.

FLEETWOOD ENTERPRISES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	October 30, 2005	April 24, 2005
	(Unaudited)
Assets
Cash	$—	$6,761
Marketable investments - available for sale	109,922	38,715
Receivables	181,690	164,609
Inventories	211,604	233,591
Deferred taxes, net	44,760	56,904
Assets of discontinued operations	—	145,784
Other current assets	22,107	23,974

Total current assets	570,083	670,338

Property, plant and equipment, net	224,657	232,125
Deferred taxes, net	19,503	17,859
Cash value of Company-owned life insurance, net	36,623	36,946
Goodwill	6,316	6,316
Other assets	59,878	46,663

Total assets	$917,060	$1,010,247

Liabilities and Shareholders’ Equity
Accounts payable	$84,209	$75,551
Employee compensation and benefits	76,604	77,924
Product warranty reserve	65,393	65,143
Short-term borrowings	19,981	56,661
Accrued interest	60,045	52,446
Liabilities of discontinued operations	—	84,702
Other current liabilities	89,227	82,290

Total current liabilities	395,459	494,717

Deferred compensation and retirement benefits	39,656	38,771
Insurance reserves	47,579	32,215
Long-term debt	126,507	108,946
Convertible subordinated debentures	210,142	210,142

Total liabilities	819,343	884,791

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $1 par value, authorized 10,000,000 shares, none outstanding	—	—
Common stock, $1 par value, authorized 150,000,000 shares, outstanding 56,499,000 at October 30, 2005, and 56,043,000 at April 24, 2005	56,499	56,043
Additional paid-in capital	427,120	424,782
Accumulated deficit	(388,271)	(356,796)
Accumulated other comprehensive income	2,369	1,427

Total shareholders’ equity	97,717	125,456

Total liabilities and shareholders’ equity	$917,060	$1,010,247

See accompanying notes to condensed consolidated financial statements.

FLEETWOOD ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	27 Weeks Ended October 30, 2005	26 Weeks Ended October 24, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) from continuing operations	$(13,622)	$27,790
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	11,327	10,655
Amortization of financing costs	653	861
Other asset impairment charges	1,050	—
Gains on investment securities transactions	(6)	(25)
(Gains) losses on sale of property, plant and equipment	9	(28)
Non-cash charge for conversion of trust preferred securities	—	1,134
Changes in assets and liabilities:
Increase in receivables	(17,081)	(53,923)
(Increase) decrease in inventories	21,987	(64,447)
(Increase) decrease in deferred taxes, net	10,500	(1,160)
(Increase) decrease in cash value of Company-owned life insurance	323	(532)
Increase in other assets	(12,001)	(8,552)
Increase in accounts payable	8,658	1,927
Increase (decrease) in employee compensation and benefits	(435)	12,073
Increase in product warranty reserve	250	4,522
Increase (decrease) in other liabilities	28,417	(3,323)

Net cash provided by (used in) operating activities	40,029	(73,028)

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Loss from discontinued operations	(17,853)	(14,103)
Adjustments to reconcile net loss to net cash provided by (used in) discontinued operations:
Gain on sale of insurance assets	(2,417)	—
Impairment charges	2,520	—
Termination benefit liability	1,483	—
Changes in assets and liabilities:
(Increase) decrease in net assets of discontinued operations	2,776	(14,178)
Increase (decrease) in net liabilities of discontinued operations	(6,602)	27,080
Proceeds from sale of insurance assets	2,417	—
Proceeds from sale of manufactured housing loan portfolio, net	29,900	—
Proceeds from sale of retail business, net	34,500	—

Net cash provided by discontinued operations	46,724	(1,201)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available-for-sale	(448,196)	(417,636)
Proceeds from sale of investment securities available-for-sale	377,014	487,384
Purchases of property, plant and equipment	(8,034)	(20,368)
Proceeds from sales of property, plant and equipment	1,104	605

Net cash provided by (used in) investing activities	(78,112)	49,985

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in short-term borrowings	(36,680)	20,991
Increase in long-term debt	17,561	6,529
Redemption of convertible subordinated debentures	—	(20,767)
Proceeds from exercise of stock options	2,794	1,462

Net cash provided by (used in) financing activities	(16,325)	8,215

Foreign currency translation adjustment	923	2,007

Decrease in cash	(6,761)	(14,022)
Cash at beginning of period	6,761	14,090

Cash at end of period	$—	$68

See accompanying notes to condensed consolidated financial statements.

FLEETWOOD ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES
IN SHAREHOLDERS’ EQUITY
(Unaudited)
(Amounts in thousands)

					Accumulated
	Common Stock		Additional		Other	Total
	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Income	Shareholders’ Equity

Balance April 24, 2005	56,043	$56,043	$424,782	$(356,796)	$1,427	$125,456

Comprehensive loss:

Net loss	—	—	—	(31,475)	—	(31,475)

Other comprehensive income:

Foreign currency translation, net of taxes of $479	—	—	—	—	923	923

Investment securities, net of taxes of $11	—	—	—	—	19	19

Comprehensive loss						(30,533)

Stock options exercised	456	456	2,338	—	—	2,794

Balance October 30, 2005	56,499	$56,499	$427,120	$(388,271)	$2,369	$97,717

See accompanying notes to condensed consolidated financial statements.

FLEETWOOD ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 30, 2005

(Unaudited)

1)            Basis of Presentation

Fleetwood Enterprises, Inc. (the “Company”) is one of the nation’s leaders in producing both recreational vehicles and manufactured housing.  In addition, the Company operates three supply companies that provide components for the recreational vehicle and housing operations, while also generating outside sales.

Fleetwood’s business began in 1950 through the formation of a California corporation.  The present Company was incorporated in Delaware in September 1977, and succeeded by merger to all the assets and liabilities of the predecessor company.  Fleetwood conducts manufacturing activities in 16 states within the U.S., and to a much lesser extent in Canada.  The Company also operated a manufactured housing retail business, Fleetwood Retail Corp. (FRC), and a financial services subsidiary, HomeOne Credit Corp. (HomeOne).  These businesses were designated as discontinued operations in March 2005 and were sold during the second quarter of fiscal 2006.  The accompanying condensed financial statements consolidate the accounts of the Company and its wholly owned subsidiaries.  All significant intercompany balances and transactions have been eliminated.  Certain amounts previously reported have been reclassified to conform to the Company’s fiscal 2006 presentation.

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

In the opinion of the Company’s management, the accompanying condensed consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position at October 30, 2005, and the results of operations for the thirteen and twenty-seven week periods ended October 30, 2005 and the thirteen and twenty-six week periods ended October 24, 2004.  The condensed consolidated financial statements include the discontinued operations of FRC and HomeOne for the three and six month periods ended September 30, 2005 and 2004, respectively.  The condensed consolidated financial statements do not include footnotes and certain financial information normally presented annually under U.S. generally accepted accounting principles and, therefore, should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended April 24, 2005.  The Company’s business is seasonal and its results of operations for the thirteen and twenty-seven week periods ended October 30, 2005, and the thirteen and twenty-six week periods ended October 24, 2004, are not necessarily indicative of results to be expected for the full year.

New Accounting Pronouncements:

Variable Interest Entities

The Company owned three Delaware business trusts that were established for the purpose of issuing optionally redeemable convertible trust preferred securities.  The obligations of the business trusts to the holders of the trust preferred securities were all supported by convertible subordinated debentures issued by Fleetwood to the respective business trusts.  Subsequent to the end of fiscal 2004, the preferred securities of two of the trusts were either converted or redeemed, and the debentures cancelled.  Under Interpretation No. (“FIN”) 46, “Variable Interest Entities”, which was adopted by the Company as of January 25, 2004, the trust preferred securities continued to be presented as minority interests based on the fact that the Company had the ability to “call” the trust preferred securities and that no single party held a majority of the preferred securities; therefore, the Company was considered the primary beneficiary of the trusts.  Under FIN 46R, a revision of FIN 46 that was adopted by the Company as of April 25, 2004, the call option embedded in the trust preferred securities was determined to be clearly and closely related to the underlying security.  FIN 46R confirmed that the call option could no longer be separately evaluated as a determinant of the primary beneficiary of the trusts.  As a result, the business trusts were now deemed to have no primary beneficiary and they were deconsolidated, resulting in the presentation of the convertible subordinated debenture obligations to the underlying trusts as a long-term liability for all years presented.  Amounts previously shown in the Statements of Operations as minority interest in Fleetwood Capital Trusts I, II and III, net of taxes, were reclassified for all periods presented to interest expense, with the related tax effect included in the tax provision.  Other than as indicated, the Company does not believe that the adoption of FIN 46 or FIN 46R had a material impact on the Company’s financial position, results of operations or cash flows.

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

The Company expects to adopt SFAS No. 123R effective with the beginning of the first quarter of fiscal 2007.  Adoption of the standard is currently expected to reduce fiscal 2007 earnings by an amount consistent with the reductions shown in recent pro forma disclosures provided under the provisions of SFAS No. 123.  Application of this pronouncement requires significant judgment regarding the assumptions used in the selected option pricing model, including stock price volatility and employee exercise behavior.  Most of these inputs are either highly dependent on the current economic environment at the date of grant or forward-looking over the expected term of the award.  As a result, the actual impact of adoption on future earnings could differ significantly from current estimates.

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

2)            Supplemental Financial Information

Earnings Per Share:

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding.  In the current year, the effect of stock options and convertible securities was anti-dilutive for the twenty-seven weeks ended October 30, 2005 and was, therefore, not considered in determining diluted earnings per share.  For all other periods presented, stock options and/or the 5% convertible senior subordinated debentures were determined to be dilutive to net income from continuing operations.

The table below shows the calculation components of both basic and diluted earnings per share for the fiscal quarters ended October 30, 2005 and October 24, 2004 (amounts in thousands):

	13 Weeks Ended
	October 30, 2005	October 24, 2004

BASIC EARNINGS (LOSS) PER SHARE

Income from continuing operations	$3,791	$15,338
Loss from discontinued operations	(5,709)	(7,203)

Net income (loss)	$(1,918)	$8,135

Weighted average shares outstanding for basic income (loss) per share	56,481	55,419

DILUTED EARNINGS (LOSS) PER SHARE

Income from continuing operations	$3,791	$15,338
5% convertible senior subordinated debentures	—	1,250

Diluted income from continuing operations	$3,791	$16,588

Loss from discontinued operations	$(5,709)	$(7,203)

Net income (loss)	$(1,918)	$8,135
5% convertible senior subordinated debentures	—	1,250

Diluted net income (loss)	$(1,918)	$9,385

Weighted average shares outstanding used for basic income (loss) per share	56,481	55,419
Effect of dilutive employee stock options	728	1,735
Effect of dilutive 5% convertible senior subordinated debentures	—	8,503
Weighted average shares outstanding used for dilutive income (loss) per share	57,209	65,657

	27 Weeks Ended	26 Weeks Ended
	October 30, 2005	October 24, 2004

BASIC EARNINGS (LOSS) PER SHARE

Income (loss) from continuing operations	$(13,622)	$27,790
Loss from discontinued operations	(17,853)	(14,103)

Net income (loss)	$(31,475)	$13,687

Weighted average shares outstanding for basic income (loss) per share	56,302	55,044

DILUTED EARNINGS (LOSS) PER SHARE

Income (loss) from continuing operations	$(13,622)	$27,790
5% convertible senior subordinated debentures	—	2,500

Diluted income (loss) from continuing operations	$(13,622)	$30,290

Loss from discontinued operations	$(17,853)	$(14,103)

Net income (loss)	$(31,475)	$13,687
5% convertible senior subordinated debentures	—	2,500

Diluted net income (loss)	$(31,475)	$16,187

Weighted average shares outstanding used for basic income (loss) per share	56,302	55,044
Effect of dilutive employee stock options	—	1,779
Effect of dilutive 5% convertible senior subordinated debentures	—	8,503
Weighted average shares outstanding used for dilutive income (loss) per share	56,302	65,326

Anti-dilutive securities outstanding as of the fiscal quarters ended October 30, 2005 and October 24, 2004 are as follows (amounts in thousands):

	13 Weeks Ended
	October 30, 2005	October 24, 2004

Options and warrants	2,536	2,485

Convertible 6% subordinated debentures	4,131	4,131

Convertible 5% senior subordinated debentures	8,503	—

	27 Weeks Ended	26 Weeks Ended
	October 30, 2005	October 24, 2004

Options and warrants	4,720	2,123

Convertible 6% subordinated debentures	4,131	4,131

Convertible 5% senior subordinated debentures	8,503	—

Common stock reserved for future issuance at October 30, 2005 was 17,354 shares.

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

	13 Weeks Ended
	October 30, 2005	October 24, 2004

Net income (loss), as reported	$(1,918)	$8,135

Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(613)	(1,225)

Pro forma net income (loss)	$(2,531)	$6,910

Basic income (loss) per share, as reported	$(.03)	$.15
Basic and diluted income (loss) per share, pro forma	$(.04)	$.12
Diluted income (loss) per share, as reported	$(.03)	$.14

	27 Weeks Ended	26 Weeks Ended
	October 30, 2005	October 24, 2004

Net income (loss), as reported	$(31,475)	$13,687

Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(1,918)	(2,011)

Pro forma net income (loss)	$(33,393)	$11,676

Basic and diluted income (loss) per share, as reported	$(.56)	$.25
Basic income (loss) per share, pro forma	$(.59)	$.21
Diluted income (loss) per share, pro forma	$(.59)	$.22

Inventory Valuation:

Inventories are valued at the lower of cost (first-in, first-out) or market.  Manufacturing cost includes materials, labor and manufacturing overhead.  Inventories consist of the following (amounts in thousands):

	October 30, 2005	April 24, 2005
Manufacturing inventory-
Raw materials	$137,120	$139,520
Work in process	39,927	40,736
Finished goods	34,557	53,335

	$211,604	$233,591

Product Warranty Reserve:

Fleetwood typically provides customers of its products with a one year warranty covering defects in material or workmanship with longer warranties on certain structural components.  The Company records a liability based on the best estimate of the amounts necessary to settle existing and future claims on products sold as of the balance sheet date.  Factors used in estimating the warranty liability include a history of units sold to customers, the average cost incurred to repair a unit and a profile of the distribution of warranty expenditures over the warranty period.  Changes in the Company’s product warranty liability are as follows (amounts in thousands):

Balance at April 24, 2005	$65,143
Warranties issued and changes in the estimated liability during the period	43,501
Settlements made during the period	(43,251)

Balance at October 30, 2005	$65,393

Accumulated Other Comprehensive Income (Loss):

Comprehensive income (loss) includes all revenues, expenses, gains, and losses that affect the capital of the Company aside from issuing or retiring shares of stock.  Net income or loss is one component of comprehensive income (loss).  Based on the Company’s current activities, the only other components of comprehensive income (loss) consist of foreign currency translation gains or losses and changes in the unrealized gains or losses on marketable securities.

The difference between net income (loss) and total comprehensive income (loss) is shown below (amounts in thousands):

	13 Weeks Ended		27 Weeks Ended	26 Weeks Ended
	Oct. 30, 2005	Oct. 24, 2004	Oct. 30, 2005	Oct. 24, 2004

Net income (loss)	$(1,918)	$8,135	$(31,475)	$13,687
Foreign currency translation	739	1,296	923	2,006
Unrealized gain (loss) on investments	(2)	(4)	19	(2)

Comprehensive income (loss)	$(1,181)	$9,427	$(30,533)	$15,691

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

The components of the net periodic post-retirement benefit cost are as follows (amounts in thousands):

	13 Weeks Ended		27 Weeks Ended	26 Weeks Ended
	Oct. 30, 2005	Oct. 24, 2004	Oct. 30, 2005	Oct. 24, 2004

Service cost - benefits earned during the year	$139	$111	$289	$222
Interest cost on projected benefit obligation	154	178	320	356
Recognized net actuarial gain or loss	239	276	496	552
Amortization of unrecognized prior service cost	(170)	(379)	(355)	(757)

Net periodic post-retirement benefit cost	$362	$186	$750	$373

The total amount of employer’s contributions expected to be paid during the current fiscal year is $660,000.

3)            Industry Segment Information

Information with respect to industry segments is shown below (amounts in thousands):

	13 Weeks Ended Oct. 30, 2005	13 Weeks Ended Oct. 24, 2004	27 Weeks Ended Oct. 30, 2005	26 Weeks Ended Oct. 24, 2004

OPERATING REVENUES:

RV Group	$393,471	$450,280	$816,673	$935,983
Housing Group	224,981	213,877	429,312	409,564
Supply Group	11,888	16,172	25,618	30,232
Intercompany sales	(839)	(34,396)	(25,627)	(70,417)

	$629,501	$645,933	$1,245,976	$1,305,362

OPERATING INCOME (LOSS):

RV Group	$(703)	$8,585	$(5,784)	$24,153
Housing Group	14,156	11,722	19,176	17,785
Supply Group	878	1,745	2,599	2,772
Corporate and Other	(4,196)	72	(6,749)	(71)

	$10,135	$22,124	$9,242	$44,639

In addition to the third-party revenues shown above, the Supply Group also generated the following intercompany revenues with the RV and Housing Groups:

	13 Weeks Ended Oct. 30, 2005	13 Weeks Ended Oct. 24, 2004	27 Weeks Ended Oct. 30, 2005	26 Weeks Ended Oct. 24, 2004

Supply intercompany revenues	$45,034	$49,605	$85,081	$99,071

4)            Other, net

Other, net consists of restructuring and impairment costs.  Restructuring costs relate to the reorganization of certain functions within the Company and consist primarily of severance costs.  Impairment costs relate to the write-down of idle facilities held-for-sale.  These charges are deducted in arriving at the Company’s operating income (loss).

5)            Income Taxes

The current year’s tax provision results primarily from the effect of increasing the partial valuation allowance attributed to the Company’s deferred tax assets by $10.5 million during the first quarter.  This change resulted from a reduction in the estimated benefit of various available tax strategies, which, if executed, would generate sufficient taxable income to realize the remaining net deferred tax asset.  The primary reason for this reduction was an increase in the market value of the Company’s convertible trust preferred securities of Fleetwood Capital Trust I during the first quarter of fiscal 2006.  At that time, improved expectations of the Company’s outlook, the announcement of a proposed exchange offer transaction relating to the convertible trust preferred securities and some upward movement in the Company’s stock price contributed to a lower discount from par value and diminished the magnitude of unrealized taxable gains in these securities at quarter-end.  The Company determined that available tax strategies were sufficient to support a deferred tax asset of $64.3 million, a reduction of $10.5 million from fiscal year-end.

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

In July 2005, during HomeOne’s second fiscal quarter, substantially all of the manufactured housing loan portfolio was sold to an affiliate of Clayton Homes, Inc. for proceeds of $74.7 million.  Following the closing of the sale, HomeOne repaid the outstanding balance on its warehouse line with Greenwich Capital Financial Products, Inc. (Greenwich) and terminated that facility.  Outstanding borrowings under the line of credit were approximately $46.6 million, including a termination fee of $750,000, equal to one percent (1%) of the maximum amount of the credit line.  The termination fee was pursuant to the terms of an amendment dated as of July 28, 2005 to the $75 million warehouse line of credit between HomeOne, HomeOne Funding I and Greenwich.  The amendment also terminated Fleetwood’s guarantee of HomeOne’s obligations under the warehouse line.

In August 2005, substantially all of the assets of the retail business were also sold to affiliates of Clayton Homes, Inc.  The aggregate sale price was $74 million, subject to certain adjustments as set forth in the purchase and closing agreements, including a post-closing adjustment to reflect the actual amount of inventory on hand at the closing date.  A portion of the purchase price, in the amount of $8 million, was subject to a holdback pending finalization of the adjustments and satisfaction of certain conditions.  In addition, the Company anticipated making a payment of approximately $6 million relating to customer deposit liabilities that were assumed by the buyer.  After post-closing adjustments, the holdback and customer deposit amounts are expected to approximately offset.  Upon the closing of the transaction, the Company paid off its retail flooring facilities, in the aggregate amount of $31.5 million and additionally repaid the portion of the Company’s secured credit facility supported by the assets of the retail housing business in the amount of $48.2 million.  An additional $1.8 million was received from the buyer as an adjustment to the proceeds for the manufactured housing loan portfolio.  As part of the sale, approximately 90 leased manufactured housing retail locations were assigned to the buyer.  Although the Company received indemnification from the assignee, if the assignee were to become unable to continue making payments under the assigned leases, the Company estimates its maximum potential obligation with respect to the assigned leases to be $10.1 million as of October 30, 2005.  The Company shall remain liable for such lease obligations for the remaining lease terms ranging from one month to nine years.  The fair value of the guarantee is not considered material.

In November 2005, the Company divested most of its remaining assets and assigned various remaining operating leases for retail store locations.  In addition, sublease agreements were signed for various other operating leases for retail store locations.  This transaction was not material to the Company’s financial position or results of operations.

Assets and liabilities at the balance sheet dates that were expected to be sold or extinguished were reclassified to current assets and liabilities from discontinued operations, respectively, and consisted of the following (amounts in thousands):

	October 30, 2005	April 24, 2005

Current assets from discontinued operations:
Inventories	$—	$74,000
Property, plant and equipment, net	—	916
Finance loans receivable	—	70,868

	$—	$145,784
Current liabilities from discontinued operations:
Customer deposits	$—	$6,345
Retail flooring liabilities	—	37,608
Warehouse line of credit	—	40,749

	$—	$84,702

Operating results of these businesses, including impairment charges, severance costs and one-time termination benefits are classified as discontinued operations for all periods presented.  Discontinued operations, net consist of the following (amounts in thousands):

	13 Weeks Ended
	October 30, 2005	October 24, 2004

Revenues	$21,601	$66,749
Net loss before charges:
Retail	$(6,165)	$(6,983)
Financial services	(1,031)	(220)
Gain on sale, impairment charges and termination benefits:
Gain on sale of insurance assets	2,417	—
Impairment adjustment to retail housing long-lived assets	288	—
Impairment of finance loans receivable	(390)	—
Severance costs	158	—
One-time termination benefits	(986)	—

Discontinued operations, net	$(5,709)	$(7,203)

	27 Weeks Ended	26 Weeks Ended
	October 30, 2005	October 24, 2004

Revenues	$92,869	$135,079
Net loss before charges:
Retail	$(13,299)	$(13,448)
Financial services	(823)	(655)
Gain on sale, impairment charges and termination benefits:
Gain on sale of insurance assets	2,417	—
Impairment adjustment to retail housing long-lived assets	288	—
Impairment of finance loans receivable	(1,882)	—
Impairment of financial services long-lived assets	(926)	—
Severance costs	(1,642)	—
One-time termination benefits	(1,986)	—

Discontinued operations, net	$(17,853)	$(14,103)

The net loss before impairment charges includes interest expense on the retail flooring liability and the warehouse line of credit, which were repaid upon sale of their related collateral, of $889,000 and $760,000, in the six month periods ended October 2005 and 2004, respectively.  Of the $3.6 million of severance costs and one-time termination benefits accrued, $2.1 million had been paid by the end of the second quarter.  Cumulative impairment charges and termination benefits, including charges recorded in the prior fiscal year, partially offset by the gain on sale, totaled $54.9 million.  Additional impairment, one-time termination costs and contract termination costs are not expected to be significant; however, some ongoing general and administrative costs are expected to be incurred as part of the orderly liquidation of the remaining operations which is expected to be substantially complete by fiscal year-end.  Due to the significant operating losses incurred by the Company’s discontinued operations, no benefit for income taxes has been provided for them.

7)            Short-term Borrowings

Secured Credit Facility:

During May 2004, the Company’s credit facility was renewed and extended until July 31, 2007.  In March 2005, the Company entered into an amendment to the facility to provide greater borrowing flexibility by raising the overall limit on borrowings from $150 million to $175 million, with an additional seasonal increase from October to April to $200 million.  In addition, a limitation on borrowing against inventory within the asset borrowing base was raised from $85 million to $110 million, with a seasonal increase to $135 million for the December through April time period.  The amendment also reset the designated cumulative EBITDA covenant requirements that are invoked in the event that average monthly liquidity (defined as domestic cash, cash equivalents and unused borrowing capacity) falls below $60 million within the borrowing subsidiaries or $90 million including the parent company.  The interest rate for revolving loans under the line was increased slightly, but may be reduced to prior levels in future quarters based on improvements in a fixed charge coverage ratio.

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

In August 2005, in conjunction with the sale of the majority of the assets of the retail operations and the manufactured housing loan portfolio to Clayton Homes, Inc., the portion of the outstanding borrowings supported by the assets of the retail operation in the amount of $48.2 million was retired using the proceeds from the sale.  Following the pay-down, borrowings under the facility are supported solely by assets of the Company’s manufacturing operations, designated as Fleetwood Holdings, Inc. (FHI).  Total loan commitments under the credit agreement, however, were not reduced.

In November 2005, the facility was further amended to reset the designated EBITDA covenant requirements.

Borrowings are secured by receivables, inventory and certain other assets, primarily real estate and are used for working capital and general corporate purposes.  Under the senior credit agreement, Fleetwood Enterprises, Inc. is a guarantor of the borrowings and letters of credit of FHI.

The balance outstanding on the revolver as reflected on the balance sheet at the end of fiscal October 2005 and 2004 in other short-term borrowings was $15.1 million and $25.1 million, respectively.  The revolving credit line bears interest, at the Company’s option, at variable rates based on either Bank of America’s prime rate or one, two or three month LIBOR.  As amended, the facility is secured by virtually all of the Company’s receivables and a significant portion of its inventories and personal property, plus $108 million in appraised value of real estate.  Advances under the revolving credit line are limited by the available borrowing base of eligible accounts receivable and inventories.  The borrowing base is revised weekly for changes in receivables and monthly for changes in inventory balances.  At October 30, 2005, the borrowing base totaled $200 million.  After consideration of standby letters of credit of $63.7 million and the outstanding borrowings, including the real estate term, loan unused borrowing capacity was approximately $99.2 million.

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

Distributions on the remaining securities held by Trust I are payable quarterly in arrears at an annual rate of 6 percent.  The Company has the right to elect to defer distributions for up to 20 consecutive quarters under the trust indenture governing the existing 6% convertible trust preferred securities, which it elected to do.  When the Company defers a distribution on the 6% convertible trust preferred securities, it is prevented from declaring or paying dividends on its common stock during the period of the deferral.  The total amount deferred, including accrued interest, was $57.3 million as of October 30, 2005.  Under the terms of the governing instruments, the Company is permitted to defer distributions on the Trust I Securities through August 2006; however, as further discussed in Note 10, the Company has indicated that it expects to repay the deferred distributions on the next scheduled payment date of February 15, 2006.

9)            Commitments and Contingencies

Repurchase Commitments:

Producers of recreational vehicles and manufactured housing customarily enter into repurchase agreements with lending institutions that provide wholesale floorplan financing to independent dealers.  These agreements generally provide that, in the event of a default by a dealer in its obligation to these credit sources, the Company will repurchase vehicles or homes sold to the dealer that have not been resold to retail customers.  With most repurchase agreements the Company’s obligation ceases when the amount for which the Company is contingently liable to the lending institution has been outstanding for more than 12, 18 or 24 months, depending on the terms of the agreement.  The contingent liability under these agreements approximates the outstanding principal balance owed by the dealer for units subject to the repurchase agreement, less any scheduled principal payments waived by the lender.  Although the maximum potential contingent repurchase liability approximated $168 million for inventory at manufactured housing dealers and $333 million for inventory at RV dealers as of October 30, 2005, the risk of loss is reduced by the potential resale value of any products that are subject to repurchase, and is spread over numerous dealers and financial institutions.  The gross repurchase obligation will vary depending on the season and the level of dealer inventories.  Typically, the fiscal third quarter repurchase obligation is greater than other periods due to higher dealer inventories.  The RV repurchase obligation is greater than the manufactured housing obligation due to motor homes having a higher average selling price per unit and dealers holding more units in inventory.  Past losses under these agreements have not been significant and lender repurchase demands have been funded out of working capital.  Through the first six months of fiscal year 2006, the Company repurchased $1.8 million of product compared to $819,000 for the same period in the prior year, with a repurchase loss of $434,000 incurred this year compared to a repurchase loss of $246,000 in the prior year.

Guarantees:

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  Interpretation No. 45 discusses the necessary disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued.  It also discusses that the guarantor must recognize a liability, at fair value, at the inception of the guarantee for the obligation incurred in issuing the guarantee.

As part of the sale of the Company’s manufactured housing retail business, approximately 90 leased manufactured housing retail locations were assigned to the buyer.  Although the Company received indemnification from the assignee, if the assignee were to become unable to continue making payments under the assigned leases, the Company estimates its maximum potential obligation with respect to the assigned leases to be $10.1 million as of October 30, 2005.  The Company shall remain liable for such lease obligations for the remaining lease terms ranging from one month to nine years.  The fair value of the guarantee is not material at October 30, 2005.

Other:

As of October 30, 2005, the Company was a party to 11 limited guarantees, aggregating $4.3 million, to certain obligations of certain retailers to floorplan lenders and an additional two unsecured guarantees aggregating $3.5 million for other obligations.

Fleetwood is also a party to certain guarantees that relate to its credit arrangements.  These are more fully discussed in Note 12 and in the Company’s fiscal 2005 Annual Report on Form 10-K.

Legal Proceedings:

The Company is regularly involved in legal proceedings in the ordinary course of its business.  Because of the uncertainties related to the outcome of the litigation and range of loss on cases other than breach of warranty, the Company is generally unable to make a reasonable estimate of the liability that could result from an unfavorable outcome.  In other cases, including products liability and personal injury cases, the Company prepares estimates based on historical experience, the professional judgment of our legal counsel, and other assumptions that are believed to be reasonable.  As additional information becomes available, the Company reassesses the potential liability related to pending litigation and revises the related estimates.  Such revisions and any actual liability that greatly exceed the Company’s estimates could materially impact the results of operations and financial position.

On May 2003, the Company filed a complaint in state court in Kansas, in the 18th Judicial District, District Court, Sedgewick County, Civil Department, against The Coleman Company, Inc. (Coleman) in connection with a dispute over the use of the “Coleman” brand name.  The lawsuit sought declaratory and injunctive relief.  On June 6, 2003, Coleman filed an answer and counterclaimed alleging various counts, including breach of contract and trademark infringement.  On November 17, 2004, after a hearing, the Court granted the Company’s request for a permanent injunction against Coleman prohibiting Coleman from licensing the Coleman name for recreational vehicles to companies other than Fleetwood.  Colman has appealed that ruling.  At the conclusion of trial, on December 16, 2004, the jury awarded monetary damages against Fleetwood on Coleman’s counterclaim in the amount of $5.2 million.  On January 21, 2005, the Court granted Coleman’s request for treble damages, making the total amount of the award approximately $14.6 million.  A charge to record this award was reflected in the Company’s results for the third fiscal quarter of 2005.  Payment will be stayed pending Fleetwood’s appeal, which has been filed.  Pending the appeal, Fleetwood was required to post a letter of credit for $18 million, representing the full amount of the judgment plus an allowance for attorneys’ fees and interest.  The Company will pursue all available appellate remedies.

Brodhead et al v. Fleetwood Enterprises, Inc. was filed in federal court in the Central District of California on June 22, 2005. The complaint states a claim for damages growing out of certain California statutory claims with respect to alleged defects in a specific type of plastic roof installed on folding trailers from 1995 through 2003. The plaintiffs recently clarified that the class for which they are seeking certification extends to all owners of folding trailers produced by Fleetwood Folding Trailers, Inc. with this type of roof, as well as any former owners who may have had to pay to have this type of roof repaired. The subject matter of the claim is similar to a putative class action previously filed in California state court in Griffin et al v. Fleetwood Enterprises, Inc. et al. The California trial court denied class action certification in the Griffin matter on April 28, 2005, and the plaintiffs have appealed that ruling. It is not possible at this time to properly assess the risk of an adverse verdict or the magnitude of any possible exposure with respect to either of the Brodhead or the Griffin complaints. Fleetwood intends to vigorously defend both matters.

10)                              Subsequent Event

On November 19, 2005, the Company completed a direct equity placement of 7,000,000 common shares at $10.10 per share, with net proceeds to the Company of approximately $66 million after deducting commissions and estimated offering expenses.  The net proceeds are expected to be used to repay deferred distributions on the Company’s 6% convertible trust preferred securities, plus accrued interest on the deferral amount, as well as for general corporate purposes.  Fleetwood expects to pay the cumulative deferred obligation on the next scheduled payment date of February 15, 2006, in the amount, at that time, of approximately $58.8 million.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

•             the effect of global tensions, gasoline prices and other factors on consumer confidence;

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

Most manufacturing sales are made on cash terms, with most dealers financing their purchases under flooring arrangements with banks or finance companies.  Products are not ordinarily sold on consignment; dealers do not ordinarily have the right to return products; and dealers are typically responsible for interest costs to floorplan lenders.  On average, we receive payments from floorplan lenders on products sold to dealers within 15 days of the invoice date.

Warranty

Fleetwood typically provides customers of our products with a one-year warranty covering defects in material or workmanship with longer warranties on certain structural components.  We record a liability based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date.  Factors we use in estimating the warranty liability include a history of units sold to customers, the average cost incurred to repair a unit and a profile of the distribution of warranty expenditures over the warranty period.  A significant increase in dealer shop rates, the cost of parts or the frequency of claims could have a material adverse impact on our operating results for the period or periods in which such claims or additional costs materialize.

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

Deferred Taxes

Deferred tax assets and liabilities are determined based on temporary differences between income and expenses reported for financial reporting and tax reporting.  We are required to record a valuation allowance to reduce our net deferred tax assets to the amount that we believe is more likely than not to be realized.  In assessing the need for a valuation allowance, we historically have considered all positive and negative evidence, including scheduled reversals of deferred tax liabilities, prudent and feasible tax planning strategies, projected future taxable income and recent financial performance.  Since we have had cumulative losses in recent years, the accounting guidance suggests that we should not look to future earnings to support the realizability of the net deferred tax asset.  As a result, we concluded that a partial valuation allowance against our deferred tax asset was appropriate.  Accordingly, beginning in fiscal 2003, the deferred tax asset was partially reduced by a valuation allowance with a corresponding adjustment to the provision for income taxes.  The remaining book value of the net deferred tax asset was supported by the availability of various tax strategies, which, if executed, were expected to generate sufficient taxable income to realize the remaining asset.  In the first quarter of fiscal 2006, the Company determined that the estimated benefits from available tax strategies were sufficient to support a deferred tax asset of $64.3 million and recorded an adjustment to the valuation allowance of $10.5 million with a corresponding change to the provision to income taxes.  The primary reason for this reduction was an increase in the market value of our convertible trust preferred securities of Fleetwood Capital Trust.  At that time, improved expectations of the Company’s outlook, the announcement of a proposed exchange offer transaction relating to the convertible trust preferred securities and some upward movement in our stock price contributed to a lower discount from par value and diminished the magnitude of unrealized taxable gains in these securities at quarter-end.  We continue to believe that the combination of all positive and negative factors will enable us to realize the full value of the deferred tax assets; however, it is possible that the extent and availability of tax planning strategies will change over time and impact this evaluation.  If, after future assessments of the realizability of our deferred tax assets, we determine an adjustment is required, we would record the provision or benefit in the period of such determination.

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

Repurchase Commitments

Producers of recreational vehicles and manufactured housing customarily enter into repurchase agreements with lending institutions that provide wholesale floorplan financing to independent dealers.  The Company’s agreements generally provide that, in the event of a default by a dealer in its obligation to these credit sources, Fleetwood will repurchase product.  With most repurchase agreements, our obligation ceases when the amount for which we are contingently liable to the lending institution has been outstanding for more than 12, 18 or 24 months, depending on the terms of the agreement.  The contingent liability under these agreements approximates the outstanding principal balance owed by the dealer for units subject to the repurchase agreement less any scheduled principal payments waived by the lender.  Although the maximum potential contingent repurchase liability approximated $168 million for inventory at manufactured housing dealers and $333 million for inventory at RV dealers as of October 30, 2005, the risk of loss is reduced by the potential resale value of any products that are subject to repurchase, and is spread over numerous dealers and financial institutions.  The gross repurchase obligation will vary depending on the season and the level of dealer inventories.  Typically, the fiscal third quarter repurchase obligation will be greater than other periods due to high dealer inventories.  The RV repurchase obligation is greater than the manufactured housing obligation due to motor homes having a higher average selling price per unit and dealers holding more units in inventory.  Past losses under these agreements have not been significant and lender repurchase demands have been funded out of working capital.  In the past three fiscal years we have had the following repurchase activity (dollars in millions):

	27 Weeks Ended	26 Weeks Ended	Fiscal Years
	October 30, 2005	October 24, 2004	2005	2004

Units	55	36	174	177

Repurchase amount	$1.8	$0.8	$6.3	$3.7

Loss recognized	$0.4	$0.2	$1.2	$0.6

Results of Operations

The following table sets forth certain statements of operations data expressed as a percentage of net sales for the periods indicated (certain amounts in this section may not recompute due to rounding):

	13 Weeks Ended		27 Weeks Ended	26 Weeks Ended
	Oct. 30, 2005	Oct. 24, 2004	Oct. 30, 2005	Oct. 24, 2004

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	82.2	81.3	83.0	81.4

Gross profit	17.8	18.7	17.0	18.6
Operating expenses	(16.0)	(15.3)	(15.9)	(15.1)
Other, net	(0.2)	—	(0.4)	—

Operating income	1.6	3.4	0.7	3.5
Other income (expense)
Investment income	0.2	0.1	0.2	0.1
Interest expense	(1.2)	(1.0)	(1.2)	(1.0)
Other, net	—	—	—	(0.2)
Income (loss) from continuing operations before income taxes	0.6	2.5	(0.3)	2.4
Provision for income taxes	—	(0.1)	(0.8)	(0.1)

Income (loss) from continuing operations	0.6	2.4	(1.1)	2.3
Discontinued operations	(0.9)	(1.1)	(1.4)	(1.1)

Net income (loss)	(0.3)%	1.3%	(2.5)%	1.2%

Current Quarter Compared to Corresponding Quarter of Last Year

Consolidated Results:

The following table presents consolidated net sales by segment for the quarters ended October 30, 2005 and October 24, 2004 (amounts in thousands):

	13 Weeks Ended
		% of		% of	Change
	Oct. 30, 2005	Net Sales	Oct. 24, 2004	Net Sales	Amount	%

RV Group	$393,471	62.5	$450,280	69.7	$(56,809)	(12.6)
Housing Group	224,981	35.7	213,877	33.1	11,104	5.2
Supply Group	11,888	1.9	16,172	2.5	(4,284)	(26.5)
Intercompany Sales	(839)	(0.1)	(34,396)	(5.3)	33,557	(97.6)

Net sales	$629,501	100.0	$645,933	100.0	$(16,432)	(2.5)

Consolidated revenues fell 2.5 percent based on a 12.6 percent decline in sales for the RV Group, partially offset by 5.2 percent growth in Housing Group sales.  Prior year consolidated revenues were net of intercompany sales of $34.4 million compared to only $0.8 million in the current year following the sale during the quarter of our retail housing business.  Production of disaster relief units commenced about halfway through the second quarter providing some uplift for the travel trailer and manufactured housing businesses.  Revenues from disaster relief sales to government agencies were approximately $60 million.  Direct sales by dealers to provide emergency shelter and the resultant need to replenish inventories contributed to an increase during the quarter to travel trailer and manufactured housing order backlogs.  The same quarter in the prior year also included approximately $49 million of revenue from disaster relief housing sales to the Florida region.  As expected, the motor home business suffered a decline in sales, generally reflecting a significant slowdown in industry retail sales and adjustments to dealer inventories, amid concerns over declining consumer confidence.

Gross margin weakened from 18.7 percent to 17.8 percent of sales primarily due to a loss of operating leverage caused by lower motor home sales, which were particularly strong in the prior year.

Operating expenses, which include selling, warranty and service, and general and administrative expenses, increased by $2.0 million in the second quarter and increased as a percentage of sales from 15.3 percent to 16.0 percent.  The increase from the prior year was primarily due to higher general and administrative expenses offset by lower selling expenses in both the RV and housing businesses.  The increase in general and administrative costs compared to the prior year was caused by higher healthcare and incentive compensation costs.

Other operating expenses in the current quarter of $1.0 million consisted of impairment costs related to the write-down of idle facilities held-for-sale.

The resulting operating income for the second quarter was $10.1 million compared to $22.1 million in the prior year.

Other income (expense) consists of interest income and expense, which remained approximately flat at $6.1 million.

The current quarter tax provision resulted primarily from state tax liabilities in several states, with no offsetting tax benefits in other states, and foreign tax benefits.

Recreational Vehicles:

The following table presents RV Group net sales by division for the periods ended October 30, 2005 and October 24, 2004 (amounts in thousands):

	13 Weeks Ended
		% of		% of	Change
	Oct. 30, 2005	Net Sales	Oct. 24, 2004	Net Sales	Amount	%

Motor homes	$248,740	63.2	$302,296	67.1	$(53,556)	(17.7)
Travel trailers	119,334	30.3	119,626	26.6	(292)	(0.2)
Folding trailers	25,397	6.5	28,358	6.3	(2,961)	(10.4)

Net sales	$393,471	100.0	$450,280	100.0	$(56,809)	(12.6)

Recreational vehicle sales decreased by 12.6 percent when compared to last year’s October quarter.  Motor home sales decreased by 17.7 percent to $248.7 million compared to $302.3 million in the prior year.  Retail market share for the first nine months of calendar 2005 was 17.5 percent, down slightly from 17.7 percent for the same period in the prior year.  Concerns regarding declining consumer confidence, driven by increasing interest rates and higher fuel prices, have reduced calendar year-to-date retail sales by approximately 8 percent and have caused dealers to reduce their inventories.   In the prior year dealer inventories were still increasing, exaggerating the year-over-year shortfall of wholesale shipments.

Travel trailer sales were flat at $119.3 million versus $119.6 million in the prior year.  This improvement over recent trends is the result of $30 million of disaster relief sales compared to $5 million in the prior year.  During the quarter, dealer inventories decreased due to emergency shelter business resulting in higher order backlogs by quarter-end.  Market share for the first nine months of calendar 2005 on traditional dealer business in the travel trailer segment has decreased to 8.9 percent compared to 11.8 percent in the prior year.  The Company has lost market share as a result of less competitive product offerings and erosion in dealer confidence.  New models are gradually being introduced and dealer acceptance of these units will become apparent in coming months and quarters.  Changes include ongoing rationalization of floorplans and options that should reduce product complexity and improve manufacturing efficiencies.  Additionally, we have returned responsibility for service operations to factory locations.  Folding trailer sales declined by 10.4 percent from the prior year to $25.4 million due to ongoing industry weakness in this segment.

Gross margin declined from 13.9 percent to 13.4 percent.  Margin pressure resulted from lower motor home sales volumes compared to the prior year, offset by an improvement in travel trailer margins as a result of higher capacity utilization and greater production efficiencies.

Operating expenses for the RV Group were $0.8 million lower but increased as a percentage of sales from 12.0 percent in the prior year to 13.6 percent for the current quarter.  The dollar decrease was due to lower selling on reduced volume, coupled with a reduction to certain general and administrative costs, including product development and marketing initiatives and incentive compensation costs.  The decrease was partially offset by higher warranty and service costs.  The RV Group incurred a $0.7 million operating loss compared to an $8.6 million profit in the prior year.  Motor home operating income decreased to $2.9 million in the second quarter.  The travel trailer division incurred an operating loss of $3.8 million and the folding trailer division had an operating profit of $0.3 million.

Manufactured Housing:

The following table presents Housing Group net sales for the periods ended October 30, 2005 and October 24, 2004 (amounts in thousands):

	13 Weeks Ended		Change
	Oct. 30, 2005	Oct. 24, 2004	Amount	%

Housing sales	$224,981	$213,877	$11,104	5.2

Results for the Housing Group consist of factory wholesale revenues, including sales to our retail business prior to being divested in August 2005.  Transactions between these operating divisions are eliminated in consolidation, including any intercompany profit in Company-owned retail stores.  Revenues for the retail business are included in the results of discontinued operations.

Housing Group revenues for the quarter increased by 5.2 percent to $225.0 million, and included $0.8 million of intercompany sales to Company-owned retail stores prior to the disposition of that business.  Manufactured homes are sold as single-section or multi-section units.  Multi-section units typically are built in two, three or four sections.  The improvement in sales reflects higher average selling price per home offset by slightly lower unit volume.  Manufacturing unit volume decreased from last year by 1.0 percent to 6,610 homes while the total number of sections sold decreased by 0.7 percent to 10,575.  The Company’s market share, based on wholesale shipments, for the first nine months of calendar 2005 decreased to 16.7 percent from 17.0 percent in the same period last year.  Fleetwood’s market share for multi-section homes has increased while our share of the single-section market declined due to the large volume of disaster relief shipments that fell into the third calendar quarter last year.  As the majority of this year’s disaster relief shipments occurred in October they are not reflected in this market share data.  The second quarter included disaster relief revenues of $30 million for government agency sales to the Gulf region compared to $44 million of revenue in the prior year for similar disaster relief sales to the Florida region.  This had the effect of increasing order backlogs for traditional dealer business.  Market conditions in certain regions of the country, notably California and Arizona, have been good.  Traditional manufactured housing markets, such as Texas and parts of the Southeast, continued to show weakness but may gradually improve over coming quarters due to rebuilding efforts in the Gulf.  The prior year comparatives in the Florida region include the impact of disaster relief efforts and, thus, reflect a slowdown, although the more recent storms may generate additional demand.  Despite modest improvements in Company sales driven primarily by the higher average selling price, the underlying manufactured housing market continued to be adversely affected by limited availability of retail financing and competition from repossessed units, as well as competition from conventional builders due to low mortgage rates.

Second quarter gross profit margin was 24.6 percent, an improvement over the first quarter but lower than the 25.1 percent achieved in the prior year.  The prior year results included the benefits of a full quarter of disaster relief production which did not commence until about half way through the most recent quarter.  Pricing has kept pace with material costs although labor rates compressed margins with some offset from the pass-through effect of higher shipping costs included in both revenue and cost of sales.  Operating expenses were slightly lower, driven by a reduction in selling and warranty and service expenses.  Results also included other expenses of $1 million relating to the write-down of idle facilities held-for-sale.  All other operating expenses remained consistent with prior year levels.

The Housing Group operating income of $14.2 million was $2.5 million higher than the prior year, mainly due to higher sales and lower operating expenses.

Supply Operations:

The Supply Group contributed gross second quarter revenues of $56.9 million compared to $65.8 million a year ago, of which $11.9 million and $16.2 million, respectively, were sales to third-party customers.  Operating income decreased from $1.7 million in the prior year to $0.9 million in the current quarter.

Discontinued Operations:

In March 2005, we announced our intention to exit the manufactured housing retail and financial services businesses.  These businesses are presented as discontinued operations in the Company’s financial statements.  Revenues from discontinued operations decreased from $66.7 million in the second quarter of the prior year to $21.6 million in the current year prior to the sale of the retail housing and financial services businesses during the quarter.  Losses from discontinued operations were $5.7 million in the current quarter, compared to a loss of $7.2 million in the comparable quarter last year.  The current quarter loss includes a gain on sale of $2.4 million from the sale of insurance assets.  Additionally, impairment charges of $0.1 million and severance costs and one-time termination benefits totaling $0.8 million were recognized.

Current Year-to-Date Compared to Corresponding Period of Last Year

Consolidated Results:

The following table presents consolidated net sales by segment for the six-month periods ended October 30, 2005 and October 24, 2004 (amounts in thousands):

	27 Weeks Ended		26 Weeks Ended
		% of		% of	Change
	Oct. 30, 2005	Net Sales	Oct. 24, 2004	Net Sales	Amount	%

RV Group	$816,673	65.5	$935,983	71.7	$(119,310)	(12.7)
Housing Group	429,312	34.5	409,564	31.4	19,748	4.8
Supply Group	25,618	2.1	30,232	2.3	(4,614)	(15.3)
Intercompany sales	(25,627)	(2.1)	(70,417)	(5.4)	44,790	(63.6)

Net sales	$1,245,976	100.0	$1,305,362	100.0	$(59,386)	(4.5)

Consolidated revenues decreased 4.5 percent due to a 12.7 percent fall in the RV business offset by a 4.8 percent improvement in Housing Group sales.  A softer motor home market, together with weak sales of traditional towable products, drove the decline in RV revenues, partially offset by disaster relief sales of travel trailers.  The Housing Group posted improved revenues despite slightly lower unit sales due to a higher average price per home.

Gross margin declined from 18.6 percent to 17.0 percent of sales mainly due to lower sales in the motor home and travel trailer divisions, and lower production volumes causing manufacturing in efficiencies in those operations.

Operating expenses, which include selling, warranty and service and general and administrative expenses, were flat in the first six months, but increased as a percentage of sales from 15.1 percent to 15.9 percent.  Current period other, net operating expenses included approximately $4.3 million of severance costs relating to restructuring efforts and $1.0 million of impairment charges on idle facilities held for sale.

Income from continuing operations for the first six months was $9.2 million compared to $44.6 million in the prior year.

Other income (expense) which includes interest income and expense, for the first six months was $12.5 million compared to $15.2 million in the prior year.  During the first quarter of the prior year, we completed various transactions related to the call for redemption of certain convertible preferred securities and paid a premium of $2.7 million in excess of interest accrued on the convertible preferred securities related to either the redemption premium or privately negotiated incentive payments to convert certain holdings prior to the redemption date.

The current period tax provision resulted primarily from the effect of increasing the partial valuation allowance attributed to the Company’s deferred tax assets by $10.5 million.  This change resulted from a reduction in the estimated benefit of various available tax strategies, which, if executed, would generate sufficient taxable income to realize the remaining net deferred tax asset.  The provision also includes state tax liabilities in several states, with no offsetting tax benefits in other states, and foreign tax benefits.

Recreational Vehicles:

The following table presents RV Group net sales by division for the periods ended October 30, 2005 and October 24, 2004 (amounts in thousands):

	27 Weeks Ended		26 Weeks Ended
		% of		% of	Change
	Oct. 30, 2005	Net Sales	Oct. 24, 2004	Net Sales	Amount	%

Motor homes	$546,530	66.9	$620,209	66.3	$(73,679)	(11.9)
Travel trailers	224,169	27.4	266,040	28.4	(41,871)	(15.7)
Folding trailers	45,974	5.6	49,734	5.3	(3,760)	(7.6)

Net sales	$816,673	100.0	$935,983	100.0	$(119,310)	(12.7)

Recreational vehicle sales fell 12.7 percent to $816.7 million in the first six months, compared to $936.0 million for the prior year, with all divisions contributing to the decrease.  The decrease in motor homes is in line with overall industry experience as current shipments are lower compared to peak sales in calendar 2004.  Travel trailer sales declined 15.7 percent with disaster related shipments replacing some traditional dealer business.  As previously discussed the Company has lost market share as a result of less competitive product offerings and erosion in dealer confidence.  Folding trailer sales were down 7.6 percent from the prior year, largely tracking the overall industry decline in this segment.

Gross margin declined from 14.4 percent to 12.2 percent.  A shift towards lower-priced motor home products reduced margins along with inefficiencies due to lower production volume.  Labor costs were impacted by manufacturing inefficiencies for towable products, although increased capacity utilization in the second quarter as a result of disaster relief efforts helped restore margins to more normal levels during that quarter.  Labor costs are generally higher as a result of changes to production compensation programs that were made at the end of 2004.

Operating expenses for the RV Group were $5.0 million lower but increased as a percentage of sales from 11.8 percent in the prior year to 13.0 percent for the current period.  The dollar decrease was mainly the result of lower selling expenses on lower volumes, combined with lower general and administrative expenses, due in part to the elimination of certain product initiatives and marketing efforts, as well as lower incentive compensation.

The RV Group incurred a $5.8 million operating loss, compared to a $24.2 million profit in the prior year.  Motor home operating income decreased by $24.0 million to $8.0 million in the first six months as a result of lower sales and margins.  The travel trailer division incurred an operating loss of $12.5 million in the first six months, $6.2 million higher than the prior year’s loss, primarily due to lower sales and manufacturing inefficiencies.  The folding trailer division generated an operating loss of $1.3 million, which was an improvement of $0.2 million over the prior year’s loss, primarily resulting from cost-saving initiatives and efficiencies.

Manufactured Housing:

The following table presents Housing Group sales for the six-month periods ended October 30, 2005 and October 24, 2004 (amounts in thousands):

	27 Weeks Ended	26 Weeks Ended	Change
	Oct. 30, 2005	Oct. 24, 2004	Amount	%

Housing sales	$429,312	$409,564	$19,748	4.8

Results for the Housing Group consist of factory wholesale revenues, including sales to our retail business prior to being divested in August 2005.  Transactions between these operating divisions are eliminated in consolidation, including any intercompany profit in Company-owned retail stores.  Revenues for the retail business are included in the results of discontinued operations.

Housing Group revenues for the first six months increased by 4.8 percent to $429.3 million.  The improvement in sales reflects a higher average selling price per home on slightly fewer shipments compared to the prior year.  Unit volume decreased 2.2 percent to 12,468 homes.  The total number of sections sold decreased by a lesser 1.0 percent from last year to

20,984, as a result of a shift in sales mix to more multi-section homes.  This shift and the overall sales increase were attributable, in part, to prior year sales to hurricane victims in Florida and to community and park operators.  Despite increased sales due to the impact of severe weather over the past two years the underlying manufactured housing market continued to be adversely affected by limited availability of retail financing and competition from repossessed units, as well as competition from conventional builders due to low mortgage rates.

Gross profit margins decreased slightly from 24.1 percent to 23.9 percent, due in part to higher labor production costs in the current year.

Operating expenses increased $2.8 million but decreased by 0.2 percent as a percentage of sales.  The dollar increase was attributable to higher general and administrative expenses, including increased incentive compensation, restructuring and impairment charges, partially offset by lower selling and warranty expenses.

The Housing Group generated an operating profit of $19.2 million which was $1.4 million higher than the prior year due to higher sales.

Supply Operations:

The Supply Group contributed revenues of $110.7 million for the first six months compared to $129.3 million in the prior year, of which $25.6 million and $30.2 million, respectively, were sales to third party customers.  Operating income decreased from $2.8 million in the prior year to $2.6 million in the first six months mainly due to the lower sales.

Discontinued Operations:

In March 2005, we announced our intention to exit the manufactured housing retail and financial services businesses.  These businesses are presented as discontinued operations in the Company’s financial statements.  Revenues from discontinued operations decreased to $92.9 million in the first six months prior to the sale of the retail housing and financial services businesses, to $135.1 million in the prior year.  Losses from discontinued operations were $17.9 million in the current period, compared to a loss of $14.1 million in the comparable period last year.  The current year-to-date loss includes a gain on sale of $2.4 million from the sale of insurance assets.  Additionally, impairment charges of $2.5 million and severance costs and one-time termination benefits totaling $3.6 million were recognized.

Business Outlook

Industry motor home sales have slowed considerably from last year’s record pace and underlying retail sales during the first nine months of the calendar year have fallen by 8 percent.  During the most recent quarter, rising interest rates and high gasoline prices, which have since moderated, had a negative impact on consumer confidence and created uncertainty surrounding the overall market.  Our experience has followed that of the overall industry and fiscal year-to-date unit sales are down 14% as dealers adjust their own inventory levels and attempt to determine how quickly the market will recover.  Our market share decreased only slightly during this period, and we expect to benefit from recently announced product innovations such as availability of the full-wall slide technology in three additional brands and a number of improved floorplans. Also the resumption of Class C motor home production in the eastern part of the U.S., should enable more cost-effective distribution and give a boost to our competitive posture.  Our own inventories of finished goods are now at reasonable levels and production rates will be adjusted to support underlying retail sales.

Travel trailer operations received an uplift from disaster relief orders that should continue through the end of the fiscal year, although declining during the fourth quarter.  The underlying trend for dealer business, however, continues to be one of lower shipments of travel trailers.  Industry travel trailer retail sales were basically flat in the first nine months of the calendar year compared to the same period in the prior year.  Our market share has deteriorated from 11.8 percent to 8.9 percent over this period, generally as a result of less competitive product offerings and erosion in dealer confidence that have caused some contraction in our shelf space on dealers’ lots in certain markets.  We have been unable to consistently balance content with value and have often exceeded price points sought by customers.  These issues have been compounded by excess capacity, as well as products and floorplans that have been overly complex to manufacture, contributing to higher warranty costs.  These factors have adversely affected the strength of our dealer distribution network particularly in the central part of the country.  Initiatives to reverse these trends are underway and are expected to take effect over time.  We have recently introduced new ultralite and hybrid models as well as new innovative Gearbox floorplans.  Additionally, the development of new cost and feature competitive products is underway for the coming model year.  Quality processes have been overhauled for the entire RV business and although improvements are already apparent in our finished products, the financial benefits will only be realized over the longer term.  Finally, we have renewed our focus on dealer development activities in order to address the decline in the strength of our distribution network for travel trailers, especially in the central part of the country.  Our goal is to restore manufacturing efficiencies within the travel trailer division in the near term and we believe that our actions, over the longer term, will be rewarded by improved shipments and a rebound in market share.  Our market share in folding trailers remained flat at 37.7 percent and retail sales are down 9 percent, proportionate to the industry as a whole.

Favorable demographics suggest sustainable growth will likely be realized for our RV product line through the end of the decade as baby boomers reach the age brackets that historically have accounted for the bulk of retail RV sales.  Additionally, younger buyers are also becoming interested in the RV lifestyle.  These conclusions receive strong support from the recently published University of Michigan 2005 national survey of recreational vehicles ownership, sponsored by the Recreational Vehicle Industry Association.

The manufactured housing market entered into a steep decline that began in 1999 before stabilizing over the most recent two years.  Competition from repossessed homes, relatively high retail interest rates for manufactured housing, more stringent lending standards and a shortage of retail financing have adversely affected the industry.  Industry home shipments for the first nine months of calendar 2005 were up 1.8 percent compared to the prior year.  Overall, the industry has stabilized, but market conditions by region are mixed.  Some markets in the West, typically those that were less affected by high repossession levels and retail financing losses, are showing signs of a sustained recovery, while more traditional manufactured housing markets, such as Texas and parts of the Southeast, have deteriorated.  Disaster relief orders from government agencies will keep plants near capacity through the end of the calendar year and rebuilding efforts in these regions will improve ongoing retail demand.  The outlook in remaining areas continues to be uncertain.

Inventories of foreclosed homes are have continued to decline, however, we expect to continue to compete with sales of repossessed homes in weaker geographical areas in the near term.  New or existing lenders have begun providing more manufactured housing retail financing, although in limited amounts and using more stringent underwriting practices and higher interest rates than for a traditional site-built mortgage.  Depending on the extent of the financing actually generated, it is anticipated that manufactured housing industry conditions should improve, albeit slowly.  We will continue to pursue other opportunities, such as sales to community and park operators.  In the near term, demand for both manufactured housing and recreational vehicles are likely to be generated by hurricane damage and the need for shelter in the Gulf States.  Longer term demand for affordable housing is expected to grow as a result of increased immigration, greater numbers of baby boomers reaching retirement age and the escalating cost of site-built homes.  Improvements in engineering and design continue to position manufactured homes as viable options in meeting the demands for affordable housing in new markets, such as suburban and inner-city sites, as well as in existing markets such as rural areas and in manufactured housing communities and parks.

Following the recent sale of our captive retail housing and financial services businesses, the shift in focus back to our core manufacturing operations is largely complete.  Individual manufacturing facilities or regions are being given greater autonomy on product and operations.  Restructuring actions to date have resulted in a more cost-effective management structure with greater emphasis on sustainable profitability.

Although traditionally our third fiscal quarter sales are seasonally weak compared to other quarters, we currently expect that disaster recovery shipments will contribute to sales levels approaching those of the second quarter.  Results from continuing operations are expected to be at levels similar to the second quarter, while a reduction in the loss from discontinued operations should improve net income over the same period.  Moderating demand for motor homes amid concerns over consumer confidence, as well as concern that housing market demand may be weaker than expected during the winter months, present the most notable risks to this outlook.

Liquidity and Capital Resources

We use external funding sources, including the issuance of debt and equity instruments, to supplement working capital, fund capital expenditures and meet internal cash flow requirements on an as-needed basis.  Cash totaling $40.0 million was generated by operating activities during the first six months of fiscal 2006 compared to cash used of $73.0 million for the similar period one year ago.  In the current period, the loss from continuing operations, adjusted for depreciation and amortization, the change in the deferred tax valuation allowance, and impairment charges generated $9.9 million of operating cash.  Changes in remaining working capital balances during this period provided $30.1 million in cash.  In the prior year, cash consumed by operations resulted from the adverse changes to inventory and receivables offset by income from continuing operations.

Net cash generated by discontinued operations during the first six months was $46.7 million compared to cash used of $1.2 million in the prior year.  The cash generated in the current period resulted from the sale of the retail housing and financial services businesses, offset by the repayment of the retail flooring lines, the warehouse line of credit and losses from operations.  The prior year cash used in discontinued operations generally related to operating losses for that period with offset from working capital changes.

Capital expenditures, net were $8.0 million in the first six months compared to $20.4 million in the same period last year, which included the addition of new motor home paint facilities.

Short-term borrowings decreased by $36.7 million during the first six months of the fiscal year.  At the end of the second quarter, short-term borrowings under our secured syndicated credit facility, led by Bank of America, N.A., as administrative agent, were $15.1 million.  Borrowings decreased during the first six months by $40.0 million, primarily as a result of the repayment of the portion of the facility that was supported by the assets of the retail housing business.  Lender commitments to the facility totaled $212 million.  Our borrowing capacity, however, is governed by the amount of a borrowing base, consisting of inventories and accounts receivable, that fluctuates significantly from week to week.  The borrowing base is revised weekly for changes in receivables and monthly for changes in inventory balances.  At the end of the quarter, the borrowing base totaled $200 million.  After consideration of standby letters of credit of $63.7 million and the outstanding borrowings, unused borrowing capacity was approximately $99.2 million.  Long-term debt increased by approximately $17.6 million during the first six months of the fiscal year, primarily as a result of the $22 million term loan which was fully drawn upon during the first quarter.

As a result of the above-mentioned changes, cash and marketable investments increased $64.4 million from $45.5 million as of April 25, 2005, to $109.9 million as of October 30, 2005.

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

In November, 2005, the facility was further amended to reset the designated EBITDA covenant requirements.  In March 2005, the Company’s financial services subsidiary, HomeOne Credit Corp. (HomeOne), renewed and extended an agreement with Greenwich Capital Financial Products, Inc. (Greenwich) that provided up to $75 million in warehouse funding, with an expiration of March 15, 2006.  The Company and HomeOne agreed to guarantee the facility in an aggregate amount not to exceed 10 percent of the amount of principal and interest outstanding.  The Company’s guaranty included financial and other covenants, including maintenance of specified levels of tangible net worth, total indebtedness to tangible net worth and liquidity.  In anticipation that the Company would not be able to comply with certain of these covenant requirements, commencing in June 2005, Greenwich agreed to amend the covenant requirements to levels that the Company expected would be achievable.  In July 2005, the Company closed the sale of substantially its entire manufactured housing loan portfolio.  Following the closing of the sale, HomeOne repaid all outstanding borrowings on its warehouse line with Greenwich and terminated that facility.  The outstanding balance that was repaid under the line of credit was approximately $46.6 million, including the termination fee.  The termination was pursuant to the terms of an amendment dated as of July 28, 2005 to the $75 million warehouse line of credit between HomeOne, HomeOne Funding I and Greenwich.  The amendment also terminated Fleetwood’s guarantee of HomeOne’s obligations under the warehouse line.  Fleetwood paid Greenwich a termination fee of $750,000, equal to one percent (1%) of the maximum amount of the credit line.

Direct Equity Placement

On November 19, 2005, the Company completed a direct equity placement of 7,000,000 common shares at $10.10 per share, with net proceeds to the Company of approximately $66 million, after deducting commissions and estimated offering expenses.  The net proceeds are expected to be used to repay deferred distributions on the Company’s 6% convertible trust preferred securities, plus accrued interest on the deferral amount, as well as for general corporate purposes.  See Dividends and Distributions for additional details.

Dividends and Distributions

On October 30, 2001, the board of directors discontinued the payment of dividends on our common stock in conjunction with an election to defer distributions on our existing 6% convertible trust preferred securities.  The Company has the right to elect to defer distributions for up to 20 consecutive quarters under the trust indenture governing the existing 6% convertible trust preferred securities.  When the Company defers a distribution on the 6% convertible trust preferred securities, it is prevented from declaring or paying dividends on its common stock during the period of the deferral.  The total amount deferred, including accrued interest, was $57.3 million as of October 30, 2005.  The entire amount deferred would become due and payable on or before the November 2006 distribution date.  The amount due at that time would be $71 million.  As previously noted, on the next scheduled payment date of February 15, 2006, Fleetwood expects to use a portion of the proceeds from the recent direct equity placement to pay the cumulative deferred obligation at that time of approximately $58.8 million.

Discontinued Operations

In March 2005, we announced that the manufactured housing retail and financial services businesses were to be sold.  In July, subsequent to the end of HomeOne’s fiscal quarter of June 30, substantially the entire manufactured housing loan portfolio was sold to an affiliate of Clayton Homes, Inc.  The sale generated proceeds of $74.7 million of which $46.6 million was used to repay the outstanding balance on the warehouse line of credit, including a $750,000 termination fee.  In August 2005, substantially all of the assets of the retail business were also sold to affiliates of Clayton Homes, Inc.  The aggregate sale price was $74 million, subject to certain adjustments as set forth in the purchase and closing agreements, including a post-closing adjustment to reflect the actual amount of inventory on hand at the closing date.  A portion of the purchase price, in the amount of $8 million, was subject to a holdback pending finalization of the adjustments and satisfaction of certain conditions.  In addition, the Company anticipated making a payment of approximately $6 million relating to customer deposit liabilities that were assumed by the buyer.  After post-closing adjustments, the holdback and customer deposit amounts are expected to approximately offset.  Upon the closing of the transaction, the Company paid off its retail flooring facilities in the aggregate amount of $31.5 million.  An additional $1.8 million was received from the buyer as an adjustment to the proceeds for the manufactured housing loan portfolio.

After considering the repayment of the portion of the Company’s secured credit facility supported by the amounts of the retail housing business in the amount of $48.2 million and other working capital items, these transactions are expected to be approximately cash neutral.

Other

In the opinion of management, the combination of existing cash resources, expected future cash flows from operations, proceeds from the recent direct equity placement and available lines of credit will be sufficient to satisfy our foreseeable cash requirements for the next 12 months, including up to $30 million for capital expenditures, to be utilized primarily for enhancements to manufacturing facilities.

Contracts and Commitments

Below is a table showing payment obligations for long-term debt, capital leases, operating leases and purchase obligations for the next five years and beyond (amounts in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt (excluding capital lease obligations)	$124,742	$3,293	$19,147	$357	$101,945
Capital lease obligations	7,831	1,205	4,274	2,352	—
Operating leases(1)	17,992	2,491	8,701	6,800	—
Other long-term liabilities:
Deferred compensation and non-qualified retirement plans	39,656	6,378	10,810	8,224	14,244
Insurance reserves	40,355	40,355	—	—	—
Convertible subordinated debentures	210,142	—	—	—	210,142
Total	$440,718	$53,722	$42,932	$17,733	$326,331

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

(2)             In addition to these obligations, the Company has assigned operating leases for approximately 90 leased manufactured housing retail locations to a third-party purchaser of the Company’s retail housing business.  If the assignee were to become unable to continue making payments under the assigned leases, the Company estimates its maximum potential obligation with respect to the assigned leases to be $10.1 million as of October 30, 2005.  The Company shall remain liable for such lease obligations for the remaining lease terms ranging from one month to nine years.

Off-Balance Sheet Arrangements

We describe our aggregate contingent repurchase obligation in Note 16 to the Company’s financial statements and under Critical Accounting Policies in this Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Report.

We describe our lease guarantees in Note 9 to the Company’s financial statements in this Report.

Under the senior credit agreement, Fleetwood Enterprises, Inc. is a guarantor of the borrowings of Fleetwood Holdings, Inc. which includes most of the wholly owned manufacturing subsidiaries.

Fleetwood Enterprises, Inc. has also entered into 11 limited guarantees aggregating $4.3 million to certain obligations of certain retailers to floorplan lenders and an additional two unsecured guarantees aggregating $3.5 million for other obligations.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks related to fluctuations in interest rates on marketable investments, investments underlying a Company-owned life insurance program (COLI) and variable rate debt under the secured credit facility.  With respect to the COLI program, the underlying investments are subject to both interest rate risk and equity market risk.  Market-related changes to our 6% convertible trust preferred securities indirectly may impact the amount of the deferred tax valuation allowance, which is currently dependent on available tax strategies, including the unrealized gains on these securities.  We do not currently use interest rate swaps, futures contracts or options on futures, or other types of derivative financial instruments.

The vast majority of our marketable investments are in institutional money market funds or fixed rate securities with average original maturity dates of two weeks or less, minimizing the effect of interest rate fluctuations on their fair value.

For variable rate debt, changes in interest rates generally do not influence fair market value, but do affect future earnings and cash flows.  Based upon the amount of variable rate debt outstanding at the end of the year, and holding the variable rate debt balance constant, each one percentage point increase in interest rates occurring on the first day of an annual period would result in an increase in interest expense of approximately $371,000.  For fixed-rate debt, changes in interest rates generally affect the fair market value, but not earnings or cash flows.  Changes in fair market values as a result of interest rate changes are not currently expected to be material.

We do not believe that future market equity or interest rate risks related to our marketable investments or debt obligations will have a material impact on our results.

Item 4.   Controls and Procedures.

The Company’s management evaluated, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and
15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Report.  Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of October 30, 2005.

An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  That evaluation has included certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls.  During the quarter ended October 30, 2005, payroll processing for the Company was outsourced to a nationally recognized leader in payroll processing, resulting in a material change in our processes over financial reporting.  We assessed the design effectiveness of the internal controls over the key processes affected by this system change.  Management believes that we have maintained adequate internal control over financial reporting.  This system was implemented as part of our long-term strategy to upgrade our information systems and reduce costs over the long-term.

Except for the implementation of outsourcing our payroll processing described above, there have been no changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended October 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II     OTHER INFORMATION

Item 1.  Legal Proceedings.

On May 2003, the Company filed a complaint in state court in Kansas, in the 18th Judicial District, District Court, Sedgewick County, Civil Department, against The Coleman Company, Inc. (Coleman) in connection with a dispute over the use of the “Coleman” brand name.  The lawsuit sought declaratory and injunctive relief.  On June 6, 2003, Coleman filed an answer and counterclaimed against us alleging various counts, including breach of contract and trademark infringement.  On November 17, 2004, after a hearing, the Court granted our request for a permanent injunction against Coleman prohibiting Coleman from licensing the Coleman name for recreational vehicles to companies other than Fleetwood.  Colman has appealed that ruling.  At the conclusion of trial, on December 16, 2004, the jury awarded monetary damages against Fleetwood on Coleman’s counterclaim in the amount of $5.2 million.  On January 21, 2005, the Court granted Coleman’s request for treble damages, making the total amount of the award approximately $14.6 million.  A charge to record this award was reflected in the Company’s results for the third fiscal quarter of 2005.  Payment will be stayed pending Fleetwood’s appeal, which has been filed.  Pending the appeal, Fleetwood was required to post a letter of credit for $18 million, representing the full amount of the judgment plus an allowance for attorneys’ fees and interest.  The Company will pursue all available appellate remedies.

Brodhead et al v. Fleetwood Enterprises, Inc. was filed in federal court in the Central District of California on June 22, 2005. The complaint states a claim for damages growing out of certain California statutory claims with respect to alleged defects in a specific type of plastic roof installed on folding trailers from 1995 through 2003. The plaintiffs recently clarified that the class for which they are seeking certification extends to all owners of folding trailers produced by Fleetwood Folding Trailers, Inc. with this type of roof, as well as any former owners who may have had to pay to have this type of roof repaired. The subject matter of the claim is similar to a putative class action previously filed in California state court in Griffin et al v. Fleetwood Enterprises, Inc. et al. The California trial court denied class action certification in the Griffin matter on April 28, 2005, and the plaintiffs have appealed that ruling. It is not possible at this time to properly assess the risk of an adverse verdict or the magnitude of any possible exposure with respect to either of the Brodhead or the Griffin complaints. Fleetwood intends to vigorously defend both matters.

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

December 8, 2005