Form 10-Q
period 2006-01-29
FLEETWOOD ENTERPRISES INC/DE/
filed 2006-03-09
CIK 314132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 29, 2006

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

Yes    ☒     No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule12b-2 of the Exchange Act (Check one):

Large accelerated filer  ☐                  Accelerated filer  ☒                           Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 3, 2006
Common stock, $1 par value	63,779,249 shares

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Fleetwood Enterprises, Inc.

We have reviewed the consolidated balance sheet of Fleetwood Enterprises, Inc. as of January 29, 2006, the related consolidated statements of operations for the thirteen-week periods ended January 29, 2006 and January 23, 2005, the related consolidated statements of operations and consolidated statements of cash flows for the forty-week period ended January 29, 2006 and the thirty-nine-week period ended January 23, 2005, and the consolidated statement of changes in shareholders’ equity for the forty-week period ended January 29, 2006.  These financial statements are the responsibility of the Company’s management.

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

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Fleetwood Enterprises, Inc. as of April 24, 2005, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the year then ended (not presented herein) and in our report dated July 5, 2005, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet as of April 24, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP
Orange County, California
March 2, 2006

FLEETWOOD ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands except per share data)

(Unaudited)

	13 Weeks Ended		40 Weeks Ended	39 Weeks Ended
	January 29, 2006	January 23, 2005	January 29, 2006	January 23, 2005
Net Sales:
RV Group	$365,342	$342,591	$1,182,015	$1,278,574
Housing Group	208,812	183,734	638,124	593,298
Supply Group	9,712	12,711	35,330	42,943
Intercompany sales	—	(29,875)	(25,627)	(100,292)
	583,866	509,161	1,829,842	1,814,523

Cost of products sold	472,635	431,349	1,506,531	1,494,475
Gross profit	111,231	77,812	323,311	320,048

Operating expenses	98,713	104,061	296,217	301,686
Other, net	582	12,822	5,916	12,794
	99,295	116,883	302,133	314,480

Operating income (loss)	11,936	(39,071)	21,178	5,568
Other income (expense):
Investment income	1,921	976	4,077	1,891
Interest expense	(8,142)	(6,769)	(22,824)	(20,168)
Other, net	—	—	—	(2,724)
	(6,221)	(5,793)	(18,747)	(21,001)

Income (loss) from continuing operations before income taxes	5,715	(44,864)	2,431	(15,433)
(Provision) benefit for income taxes	(1,007)	331	(11,345)	(1,310)
Income (loss) from continuing operations	4,708	(44,533)	(8,914)	(16,743)

Loss from discontinued operations, net	(3,332)	(10,156)	(21,185)	(24,259)

Net income (loss)	$1,376	$(54,689)	$(30,099)	$(41,002)

	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Earnings (loss) per common share:
Income (loss) from continuing operations	$.08	$.08	$(.80)	$(.80)	$(.15)	$(.15)	$(.30)	$(.30)
Loss from discontinued operations	(.06)	(.06)	(.19)	(.19)	(.37)	(.37)	(.44)	(.44)
Net income (loss) per common share	$.02	$.02	$(.99)	$(.99)	$(.52)	$(.52)	$(.74)	$(.74)

Weighted average common shares	61,838	62,622	55,492	55,492	58,103	58,103	55,193	55,193

See accompanying notes to consolidated financial statements.

FLEETWOOD ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	January 29, 2006	April 24, 2005
	(Unaudited)
Assets
Cash	$63,725	$27,849
Marketable investments	18,108	17,627
Receivables	227,632	164,609
Inventories	225,886	233,591
Deferred taxes, net	44,760	56,904
Assets of discontinued operations	—	145,784
Other current assets	18,983	23,974

Total current assets	599,094	670,338

Property, plant and equipment, net	220,790	232,125
Deferred taxes, net	19,503	17,859
Cash value of Company-owned life insurance, net	30,400	36,946
Goodwill	6,316	6,316
Other assets	46,110	46,663

Total assets	$922,213	$1,010,247

Liabilities and Shareholders’ Equity
Accounts payable	$68,081	$75,551
Employee compensation and benefits	75,630	77,924
Product warranty reserve	66,751	65,143
Short-term borrowings	5,016	56,661
Accrued interest	63,702	52,446
Liabilities of discontinued operations	—	84,702
Other current liabilities	73,912	82,290

Total current liabilities	353,092	494,717

Deferred compensation and retirement benefits	33,776	38,771
Insurance reserves	33,341	32,215
Long-term debt	125,249	108,946
Convertible subordinated debentures	210,142	210,142

Total liabilities	755,600	884,791

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $1 par value, authorized 10,000,000 shares, none outstanding	—	—
Common stock, $1 par value, authorized 150,000,000 shares, outstanding 63,616,000 shares at January 29, 2006, and 56,043,000 shares at April 24, 2005	63,616	56,043
Additional paid-in capital	487,041	424,782
Accumulated deficit	(386,895)	(356,796)
Accumulated other comprehensive income	2,851	1,427

Total shareholders’ equity	166,613	125,456

Total liabilities and shareholders’ equity	$922,213	$1,010,247

See accompanying notes to consolidated financial statements.

FLEETWOOD ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	40 Weeks Ended January 29, 2006	39 Weeks Ended January 23, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from continuing operations	$(8,914)	$(16,743)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	17,061	16,379
Amortization of financing costs	1,041	1,109
Gains on investment securities transactions	(7)	(26)
Gains on sale of property, plant and equipment	(609)	(1,806)
Other asset impairment	1,550	—
Non-cash charge for conversion of trust preferred securities	—	1,134
Changes in assets and liabilities:
Increase in receivables	(63,023)	(23,993)
(Increase) decrease in inventories	7,705	(91,763)
(Increase) decrease in income tax receivable	1,304	(2,679)
Decrease in deferred taxes	10,500	—
Decrease in cash value of Company-owned life insurance	6,546	9,120
Decrease in other assets	3,199	2,574
Decrease in accounts payable	(7,470)	(17,472)
Decrease in employee compensation and benefits	(7,289)	(5,580)
Increase in product warranty reserve	1,608	6,720
Increase in other liabilities	2,624	21,589
Net cash used in operating activities	(34,174)	(101,437)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available-for-sale	(1,589)	(6,930)
Proceeds from sale of investment securities available-for-sale	1,132	6,690
Purchases of property, plant and equipment, net	(12,574)	(28,007)
Proceeds from sales of property, plant and equipment	3,719	6,009
Net cash used in investing activities	(9,312)	(22,238)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net	66,048	—
Increase (decrease) in short-term borrowings	(51,645)	55,164
Increase in long-term debt	16,303	6,094
Redemption of convertible subordinated debentures	—	(20,767)
Proceeds from exercise of stock options	3,784	2,044
Net cash provided by financing activities	34,490	42,535

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Loss from discontinued operations, net	(21,185)	(24,259)
Adjustments to reconcile net loss to net cash used in discontinued operations:
Gain on sale of insurance assets	(2,417)	—
Impairment charges	2,520	—
Termination benefit liability	1,380	—
Changes in assets and liabilities:
(Increase) decrease in assets of discontinued operations	2,952	(26,286)
Increase (decrease) in liabilities of discontinued operations	(6,602)	(3,166)
Net cash used in operating activities of discontinued operations	(23,352)	(53,711)

Proceeds from sale of insurance assets	2,417	—
Proceeds from sale of retail business	66,000	—
Proceeds from sale of manufactured housing loan portfolio	76,500	—
Net cash provided by investing activities of discontinued operations	144,917	—

Increase (decrease) in retail flooring	(31,500)	10,852
Increase (decrease) in warehouse line of credit	(46,600)	27,097
Net cash provided by (used in) financing activities of discontinued operations	(78,100)	37,949

Net cash provided by (used in) discontinued operations	43,465	(15,762)

Foreign currency translation adjustment	1,407	2,189

Increase (decrease) in cash	35,876	(94,713)
Cash at beginning of period	27,849	106,569

Cash at end of period	$63,725	$11,856

See accompanying notes to consolidated financial statements.

FLEETWOOD ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF CHANGES
IN SHAREHOLDERS’ EQUITY
(Unaudited)
(Amounts in thousands)

					Accumulated
	Common Stock		Additional		Other	Total
	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Income	Shareholders’ Equity

Balance April 24, 2005	56,043	$56,043	$424,782	$(356,796)	$1,427	$125,456

Comprehensive loss:

Net loss	—	—	—	(30,099)	—	(30,099)

Other comprehensive income:

Foreign currency translation, net of taxes of $978	—	—	—	—	1,407	1,407

Investment securities, net of taxes of $1	—	—	—	—	17	17

Comprehensive loss						(28,675)

Direct placement	7,000	7,000	59,048	—	—	66,048

Stock options exercised	573	573	3,211	—	—	3,784

Balance January 29, 2006	63,616	$63,616	$487,041	$(386,895)	$2,851	$166,613

See accompanying notes to consolidated financial statements.

FLEETWOOD ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 29, 2006

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

In the opinion of the Company’s management, the accompanying consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position at January 29, 2006, and the results of operations for the thirteen and forty-week periods ended January 29, 2006, and the results of operations for the thirteen and thirty-nine-week periods ended January 23, 2005.  The consolidated financial statements do not include footnotes and certain financial information normally presented annually under U.S. generally accepted accounting principles and, therefore, should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended April 24, 2005.  The Company’s businesses are seasonal and its results of operations for the thirteen and forty-week periods ended January 29, 2006, are not necessarily indicative of results to be expected for the full year.

Cash and Cash Equivalents:

For purposes of these statements, cash includes cash on hand, cash in banks, demand deposit accounts, money market funds and readily marketable securities with original maturities of 90 days or less.

In the quarter ending January 29, 2006, the company determined that certain institutional money market funds, previously classified as investments, should more appropriately be classified as cash and cash equivalents.  The impact of this change was to characterize $102 million and $21 million of these funds as cash and cash equivalents rather than investments as of January 29, 2006 and January 23, 2005, respectively.

Recent Accounting Pronouncements:

Variable Interest Entities

The Company owned three Delaware business trusts that were established for the purpose of issuing optionally redeemable convertible trust preferred securities.  The obligations of the business trusts to the holders of the trust preferred securities were all supported by convertible subordinated debentures issued by Fleetwood to the respective business trusts.  Subsequent to the end of fiscal 2004, the preferred securities of two of the trusts were either converted or redeemed, and the debentures cancelled.  Under Interpretation No. (“FIN”) 46, “Variable Interest Entities,” which was adopted by the Company as of January 25, 2004, the trust preferred securities continued to be presented as minority interests based on the fact that the Company had the ability to “call” the trust preferred securities and that no single party held a majority of the preferred securities; therefore, the Company was considered the primary beneficiary of the trusts.  Under FIN 46R, a revision of FIN 46 that was adopted by the Company as of April 25, 2004, the call option embedded in the trust preferred securities was determined to be clearly and closely related to the underlying security.  FIN 46R confirmed that the call option could no longer be separately evaluated as a determinant of the primary beneficiary of the trusts.  As a result, the business trusts were now deemed to have no primary beneficiary and they were deconsolidated, resulting in the presentation of the convertible subordinated debenture obligations to the underlying trusts as a long-term liability for all years presented.  Amounts previously shown in the Statements of Operations as minority interest in Fleetwood Capital Trusts I, II and III, net of taxes, were reclassified for all periods presented to interest expense, with the related tax effect included in the tax provision.  Other than as indicated, the Company does not believe that the adoption of FIN 46 or FIN 46R had a material impact on the Company’s financial position, results of operations or cash flows.

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

Inventory Costs

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—An Amendment of ARB No. 43, Chapter 4.”  SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in capitalized overhead.  Further, SFAS No. 151 requires that allocation of fixed and production facilities overhead to conversion costs should be based on normal capacity of the production facilities.  The provisions in SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The Company is currently evaluating the impact of the adoption of this standard, but believes that the adoption of SFAS No. 151 will not have a significant effect on its results of operations or financial position.

2)                                     Supplemental Financial Information

Earnings Per Share:

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding.  In the current quarter, stock options were determined to be dilutive to income from continuing operations and anti-dilutive for all other periods presented.  Convertible securities were determined to be anti-dilutive for all periods presented.

The table below shows the components for the calculation of both basic and diluted earnings per share for the fiscal quarters ended January 29, 2006 and January 23, 2005 (amounts in thousands):

	13 Weeks Ended
	January 29, 2006	January 23, 2005

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

Income (loss) from continuing operations	$4,708	$(44,533)
Loss from discontinued operations	(3,332)	(10,156)

Net income (loss)	$1,376	$(54,689)

Weighted average shares outstanding for basic income per share	61,838	55,492
Effect of dilutive employee stock options	784	—
Weighted average shares outstanding used for dilutive income per share	62,622	55,492

	40 Weeks Ended	39 Weeks Ended
	January 29, 2006	January 23, 2005

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

Loss from continuing operations	$(8,914)	$(16,743)
Loss from discontinued operations	(21,185)	(24,259)

Net loss	$(30,099)	$(41,002)

Weighted average shares outstanding for basic and diluted income per share	58,103	55,193

Anti-dilutive securities outstanding as of the fiscal quarters ended January 29, 2006 and January 23, 2005, are as follows (amounts in thousands):

	13 Weeks Ended
	January 29, 2006	January 23, 2005

Options and warrants	2,223	5,888

Convertible 6% subordinated debentures	4,131	4,131

Convertible 5% senior subordinated debentures	8,503	8,503

	40 Weeks Ended	39 Weeks Ended
	January 29, 2006	January 23, 2005

Options and warrants	4,467	5,888

Convertible 6% subordinated debentures	4,131	4,131

Convertible 5% senior subordinated debentures	8,503	8,503

Common stock reserved for future issuance at January 29, 2006 was 17,101 shares.

Stock-Based Incentive Compensation:

The Company accounts for stock-based incentive compensation plans using the intrinsic value method under which no compensation cost is recognized for stock option grants as the options are granted at fair market value at the date of grant.  Had compensation costs for these plans been determined using the fair value method under which a compensation cost is recognized over the vesting period of the stock option based on its fair value at the date of grant (as determined using the Black-Scholes options pricing model), the Company’s net income (loss) and income (loss) per share would have been adjusted as indicated by the following table (amounts in thousands except per share data):

	13 Weeks Ended
	January 29, 2006	January 23, 2005

Net income (loss), as reported	$1,376	$(54,689)

Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(697)	(1,017)

Pro forma net income (loss)	$679	$(55,706)

Basic and diluted income (loss) per share, as reported	$.02	$(.99)

Basic and diluted income (loss) per share, pro forma	$.01	$(1.00)

	40 Weeks Ended	39 Weeks Ended
	January 29, 2006	January 23, 2005

Net loss, as reported	$(30,099)	$(41,002)

Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(2,614)	(3,024)

Pro forma net loss	$(32,713)	$(44,026)

Basic and diluted loss per share, as reported	$(.52)	$(.74)

Basic and diluted loss per share, pro forma	$(.56)	$(.80)

Inventory Valuation:

Inventories are valued at the lower of cost (first-in, first-out) or market.  Manufacturing cost includes materials, labor and manufacturing overhead.  Inventories consist of the following (amounts in thousands):

	January 29, 2006	April 24, 2005
Manufacturing inventory-
Raw materials	$141,174	$139,520
Work in process	40,998	40,736
Finished goods	43,714	53,335

	$225,886	$233,591

Product Warranty Reserve:

Fleetwood typically provides customers of its products with a one-year warranty covering defects in material or workmanship with longer warranties on certain structural components.  The Company records a liability based on the best estimate of the amounts necessary to settle existing and future claims on products sold as of the balance sheet date.  Factors used in estimating the warranty liability include a history of units sold to customers, the average cost incurred to repair a unit and a profile of the distribution of warranty expenditures over the warranty period.  Changes in the Company’s product warranty liability are as follows (amounts in thousands):

Balance at April 24, 2005	$65,143
Warranties issued and changes in the estimated liability during the period	65,749
Settlements made during the period	(64,141)

Balance at January 29, 2006	$66,751

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

The difference between net income (loss) and total comprehensive income (loss) is shown below (amounts in thousands):

	13 Weeks Ended		40 Weeks Ended	39 Weeks Ended
	Jan. 29, 2006	Jan. 23, 2005	Jan. 29, 2006	Jan. 23, 2005

Net income (loss)	$1,376	$(54,689)	$(30,099)	$(41,002)
Foreign currency translation	484	183	1,407	2,189
Unrealized gain (loss) on investments	(2)	(2)	17	—

Comprehensive income (loss)	$1,858	$(54,508)	$(28,675)	$(38,813)

Post-Retirement Health Care Benefits:

The Company provides health care benefits to certain retired employees from date of retirement to when they become eligible for Medicare coverage.  Employees become eligible for benefits after meeting certain age and service requirements.  The cost of providing retiree health care benefits is actuarially determined and accrued over the service period of the active employee group.

The components of the net periodic post-retirement benefit cost are as follows (amounts in thousands):

	13 Weeks Ended		40 Weeks Ended	39 Weeks Ended
	Jan. 29, 2006	Jan. 23, 2005	Jan. 29, 2006	Jan. 23, 2005

Service cost - benefits earned during the year	$139	$111	$428	$333
Interest cost on projected benefit obligation	154	178	474	534
Recognized net actuarial loss	239	276	735	828
Amortization of unrecognized prior service cost	(171)	(379)	(526)	(1,136)
Net periodic post-retirement benefit cost	$361	$186	$1,111	$559

The total amount of employer’s contributions expected to be paid during the current fiscal year is $660,000.

3)                                     Industry Segment Information

Information with respect to industry segments is shown below (amounts in thousands):

	13 Weeks Ended Jan. 29, 2006	13 Weeks Ended Jan. 23, 2005	40 Weeks Ended Jan. 29, 2006	39 Weeks Ended Jan. 23, 2005

OPERATING REVENUES:

RV Group	$365,342	$342,591	$1,182,015	$1,278,574
Housing Group	208,812	183,734	638,124	593,298
Supply Group	9,712	12,711	35,330	42,943
Intercompany sales	—	(29,875)	(25,627)	(100,292)

	$583,866	$509,161	$1,829,842	$1,814,523

OPERATING INCOME (LOSS):

RV Group	$3,806	$(33,495)	$(1,978)	$(9,342)
Housing Group	13,073	(4,367)	32,249	13,418
Supply Group	(370)	590	2,229	3,362
Corporate and other	(4,573)	(1,799)	(11,322)	(1,870)

	$11,936	$(39,071)	$21,178	$5,568

In addition to the third-party revenues shown above, the Supply Group also generated the following intercompany revenues with the RV and Housing Groups:

	13 Weeks Ended Jan. 29, 2006	13 Weeks Ended Jan. 23, 2005	40 Weeks Ended Jan. 29, 2006	39 Weeks Ended Jan. 23, 2005

Supply intercompany revenues	$40,789	$38,101	$125,870	$137,172

4)                                     Other, net

Other, net consists of restructuring and impairment costs as well as gains from the sale of fixed assets.  Restructuring costs relate to the reorganization of certain functions within the Company and consist primarily of severance costs.  Impairment costs relate to the write-down of idle facilities held-for-sale.  These charges are deducted in arriving at the Company’s operating income (loss).

5)                                     Income Taxes

The year-to-date tax provision results primarily from the effect of increasing the partial valuation allowance attributed to the Company’s deferred tax assets by $10.5 million during the first quarter.  This change resulted from a reduction in the estimated benefit of various available tax strategies, which, if executed, would generate sufficient taxable income to realize the remaining net deferred tax asset.  The primary reason for this reduction was an increase in the market value of the Company’s convertible trust preferred securities of Fleetwood Capital Trust I during the first quarter of fiscal 2006.  At that time, improved expectations of the Company’s outlook, the announcement of a proposed exchange offer transaction relating to the convertible trust preferred securities and some upward movement in the Company’s stock price contributed to a lower discount from par value and diminished the magnitude of unrealized taxable gains in these securities.  The Company determined that available tax strategies were sufficient to support a deferred tax asset of $64.3 million, a reduction of $10.5 million from fiscal year-end.

The provision also includes state tax liabilities in several states, with no offsetting tax benefits in other states, and foreign tax benefits.

6)                                     Discontinued Operations

On March 30, 2005, the Company announced plans to exit its manufactured housing retail and financial services businesses.  The action to exit these businesses was taken in order to stem losses sustained in the retail operations, transition the Company back to its traditional focus on manufacturing operations and contribute to the Company’s progress towards sustained profitability.

In July 2005, during HomeOne’s second fiscal quarter, substantially all of the manufactured housing loan portfolio was sold to an affiliate of Clayton Homes, Inc. for proceeds of $74.7 million.  Following the closing of the sale, HomeOne repaid the outstanding balance on its warehouse line with Greenwich Capital Financial Products, Inc. (Greenwich) and terminated that facility.  At that time, outstanding borrowings under the line of credit were approximately $46.6 million, including a termination fee of $750,000, equal to one percent (1%) of the maximum amount of the credit line.  The termination fee was pursuant to the terms of an amendment dated as of July 28, 2005, to the $75 million warehouse line of credit between HomeOne, HomeOne Funding I and Greenwich.  The amendment also terminated Fleetwood’s guarantee of HomeOne’s obligations under the warehouse line.

In August 2005, substantially all of the assets of the retail business were also sold to affiliates of Clayton Homes, Inc.  The aggregate sale price was $74 million, subject to certain adjustments as set forth in the purchase and closing agreements, including a post-closing adjustment to reflect the actual amount of inventory on hand at the closing date.  A portion of the purchase price, in the amount of $8 million, was subject to a holdback pending finalization of the adjustments and satisfaction of certain conditions.  The holdback was approximately offset with the assumption by the buyer of $6 million of customer deposit liabilities and final purchase price adjustments.  Upon closing the transaction, the Company paid off its retail flooring facilities in the aggregate amount of $31.5 million and additionally paid off the portion of the Company’s secured credit facility supported by the assets of the retail housing business in the amount of $48.2 million.  An additional $1.8 million was received from the buyer as an adjustment to the proceeds for the manufactured housing loan portfolio.  As part of the sale, the Company assigned the majority of its leases for manufactured housing retail locations to the buyer.  Although the Company received indemnification from the assignee, the Company would become liable for such leases if the assignee were to fail to continue making lease payments.  The Company’s total lease guarantees are further described in Note 9.

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

Assets and liabilities at the balance sheet dates that were expected to be sold or extinguished were reclassified to current assets and liabilities from discontinued operations, respectively, and consisted of the following (amounts in thousands):

	January 29, 2006	April 24, 2005

Current assets from discontinued operations:
Inventories	$—	$74,000
Property, plant and equipment, net	—	916
Finance loans receivable	—	70,868

	$—	$145,784
Current liabilities from discontinued operations:
Customer deposits	$—	$6,345
Retail flooring liabilities	—	37,608
Warehouse line of credit	—	40,749

	$—	$84,702

Operating results of these businesses, including impairment charges, severance costs and one-time termination benefits are classified as discontinued operations for all periods presented.  Discontinued operations, net consist of the following (amounts in thousands):

	13 Weeks Ended
	January 29, 2006	January 23, 2005

Revenues	$429	$55,755
Net loss before charges:
Retail	$(2,231)	$(9,637)
Financial services	(218)	(519)
Gain on sale, impairment charges and termination benefits:
One-time termination benefits	(883)	—

Discontinued operations, net	$(3,332)	$(10,156)

	40 Weeks Ended	39 Weeks Ended
	January 29, 2006	January 23, 2005

Revenues	$93,298	$190,834
Net loss before charges:
Retail	$(15,530)	$(23,085)
Financial services	(1,041)	(1,174)
Gain on sale, impairment charges and termination benefits:
Gain on sale of insurance assets	2,417	—
Impairment adjustment to retail housing long-lived assets	288	—
Impairment of finance loans receivable	(1,882)	—
Impairment of financial services long-lived assets	(926)	—
Severance costs	(1,642)	—
One-time termination benefits	(2,869)	—

Discontinued operations, net	$(21,185)	$(24,259)

The net loss before impairment charges includes interest expense of $1.7 million and $2.4 million during the nine-month periods ended January 2006 and 2005 on the retail flooring liability and the warehouse line of credit, respectively, both of which were repaid upon sale of their related collateral.  Of the $4.5 million of severance costs and one-time termination benefits expensed, $3.1 million had been paid by the end of the third quarter.  Cumulative impairment charges and termination benefits, including charges recorded in the prior fiscal year, partially offset by the gain on sale, totaled $55.8 million.  Additional impairment, one-time termination costs and contract termination costs are not expected to be significant; however, some ongoing general and administrative costs are expected to be incurred as part of the orderly liquidation of the remaining operations, which is expected to be substantially complete by fiscal year-end.  Due to the significant operating losses incurred by the Company’s discontinued operations, no benefit for income taxes has been provided for them.

7)                                     Short-term Borrowings

Secured Credit Facility:

During May 2004, the Company’s credit facility was renewed and extended until July 31, 2007.  In March 2005, the Company entered into an amendment to the facility to provide greater borrowing flexibility by raising the overall limit on borrowings from $150 million to $175 million, with an additional seasonal increase from December through April to $200 million.  In addition, a limitation on borrowing against inventory within the asset borrowing base was raised from $85 million to $110 million, with a seasonal increase to $135 million for the December through April time period.  The amendment also reset the designated cumulative EBITDA covenant requirements that are invoked in the event that average monthly liquidity (defined as domestic cash, cash equivalents and unused borrowing capacity) falls below $60 million within the borrowing subsidiaries or $90 million including the parent company.  The interest rate for revolving loans under the line was increased slightly, but may be reduced to prior levels in future quarters based on improvements in a fixed charge coverage ratio.

In May 2005, the borrowing base was supplemented by $15 million of additional real estate collateral provided to the bank group.  In July 2005, the agreement governing the credit facility was further amended and restated to incorporate prior amendments and increase total loan commitments to accommodate the previous $15 million addition to the revolver borrowing base and fund a new term loan collateralized by real estate in the amount of $22 million.  These additions raise total loan commitments to $212 million from May through November, with a seasonal uplift to $237 million from December through April.  The loan commitments for both the addition to the revolver and the term loan decrease on the first day of each fiscal quarter beginning October 31, 2005, in the amounts of $750,000 and $785,715, respectively.

In the second fiscal quarter, in conjunction with the sale of the majority of the assets of the retail operations and the manufactured housing loan portfolio to Clayton Homes, Inc., the portion of the outstanding borrowings supported by the assets of the retail operation in the amount of $48.2 million was retired using the proceeds from the sale.  Following the pay-down, borrowings under the facility are supported solely by assets of the Company’s manufacturing operations, designated as Fleetwood Holdings, Inc. (FHI).  Total loan commitments under the credit agreement, however, were not reduced.

In November 2005, the facility was further amended to reset the designated EBITDA covenant requirements.

Borrowings are secured by receivables, inventory and certain other assets, primarily real estate, and are used for working capital and general corporate purposes.  Under the senior credit agreement, Fleetwood Enterprises, Inc. is a guarantor of the borrowings and letters of credit of FHI.

The balance outstanding on the revolver as reflected on the balance sheet for the quarters ended January 2006 and 2005 in other short-term borrowings was $93,000 and $59.4 million, respectively.  The revolving credit line bears interest, at the Company’s option, at variable rates based on either Bank of America’s prime rate or one, two or three month LIBOR.  As amended, the facility is secured by virtually all of the Company’s receivables and a significant portion of its inventories and personal property, plus $108 million in appraised value of real estate.  Advances under the revolving credit line are limited by the available borrowing base of eligible accounts receivable and inventories.  The borrowing base is revised weekly for changes in receivables and monthly for changes in inventory balances.  At January 29, 2006, the borrowing base totaled $217 million.  After consideration of standby letters of credit of $64.3 million and the outstanding borrowings, including the real estate term loan, unused borrowing capacity was approximately $131.3 million.

8)                                     Convertible Subordinated Debentures

As discussed further in the Company’s Annual Report on Form 10-K, the Company owned three Delaware business trusts that each issued a separate series of optionally redeemable convertible trust preferred securities convertible into shares of the Company’s common stock.  The combined proceeds from the sale of the securities and from the purchase by the Company of the common shares of the business trusts were tendered to the Company in exchange for a separate series of convertible subordinated debentures.  These debentures represented the sole assets of the business trusts.  Two of the trusts have now been dissolved and the debentures issued by the remaining trust, Fleetwood Capital Trust (Trust I), are presented as a long-term liability in the accompanying balance sheets.

Distributions on the remaining securities held by Trust I are payable quarterly in arrears at an annual rate of 6 percent.  The Company has the right to elect to defer distributions for up to 20 consecutive quarters under the trust indenture governing the existing 6% convertible trust preferred securities, which it elected to do beginning November 15, 2001.  When the Company defers a distribution on the 6% convertible trust preferred securities, it is prevented from declaring or paying dividends on its common stock during the period of the deferral.  The total amount of distributions accrued and deferred, including interest, was $61.2 million as of January 29, 2006.  Under the terms of the governing instruments, the Company was permitted to defer distributions on the Trust I Securities through August 2006; however, the deferred distributions, plus interest, along with the current distribution were paid in full on February 15, 2006, subsequent to the end of the third fiscal quarter.  The Company once again has the right to elect to defer distributions for up to 20 consecutive quarters.

9)                                     Commitments and Contingencies

Repurchase Commitments:

Producers of recreational vehicles and manufactured housing customarily enter into repurchase agreements with lending institutions that provide wholesale floorplan financing to independent dealers.  These agreements generally provide that, in the event of a default by a dealer in its obligation to these credit sources, the Company will repurchase vehicles or homes sold to the dealer that have not been resold to retail customers.  With most repurchase agreements the Company’s obligation ceases when the amount for which the Company is contingently liable to the lending institution has been outstanding for more than 12, 18 or 24 months, depending on the terms of the agreement.  The contingent liability under these agreements approximates the outstanding principal balance owed by the dealer for units subject to the repurchase agreement, less any scheduled principal payments waived by the lender.  Although the maximum potential contingent repurchase liability approximated $155 million for inventory at manufactured housing dealers and $316 million for inventory at RV dealers as of January 29, 2006, the risk of loss is reduced by the potential resale value of any products that are subject to repurchase, and is spread over numerous dealers and financial institutions.  The gross repurchase obligation will vary depending on the season and the level of dealer inventories.  Typically, the fiscal third quarter repurchase obligation is greater than other periods due to higher dealer inventories.  The RV repurchase obligation is greater than the manufactured housing obligation due to motor homes having a higher average selling price per unit and dealers holding more units in inventory.  Past losses under these agreements have not been significant and lender repurchase demands have been funded out of working capital.  Through the first nine months of fiscal year 2006, the Company repurchased $2.0 million of product compared to $3.5 million for the same period in the prior year, with a repurchase loss of $613,000 incurred this year compared to a repurchase loss of $487,000 in the prior year.

Guarantees:

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  Interpretation No. 45 discusses the necessary disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued.  It also discusses that the guarantor must recognize a liability, at fair value, at the inception of the guarantee for the obligation incurred in issuing the guarantee.

As part of the sale of the Company’s manufactured housing retail business, there are currently approximately 100 leased manufactured housing retail locations assigned to the buyers.  Although the Company received indemnification from the assignees, if the assignees were to become unable to continue making payments under the assigned leases, the Company estimates its maximum potential obligation with respect to the assigned leases to be $15.4 million as of January 29, 2006.  The Company shall remain liable for such lease obligations for the remaining lease terms, which range from one month to nine years.  The fair value of the guarantee is not material at January 29, 2006.

Other:

As of January 29, 2006, the Company was a party to 11 limited guarantees, aggregating $4.4 million, to certain obligations of certain retailers to floorplan lenders and an additional two unsecured guarantees aggregating $3.5 million for other obligations.

Fleetwood is also a party to certain guarantees that relate to its credit arrangements.  These are more fully discussed in Note 12 of the Company’s fiscal 2005 Annual Report on Form 10-K.

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

In May 2003, the Company filed a complaint in state court in Kansas, in the 18th Judicial District, District Court, Sedgewick County, Civil Department, against The Coleman Company, Inc. (Coleman) in connection with a dispute over the use of the “Coleman” brand name.  The lawsuit sought declaratory and injunctive relief.  On June 6, 2003, Coleman filed an answer and counterclaimed alleging various counts, including breach of contract and trademark infringement.  On November 17, 2004, after a hearing, the Court granted the Company’s request for a permanent injunction against Coleman prohibiting Coleman from licensing the Coleman name for recreational vehicles to companies other than Fleetwood.  Coleman has appealed that ruling.  At the conclusion of trial, on December 16, 2004, the jury awarded monetary damages against Fleetwood on Coleman’s counterclaim in the amount of $5.2 million.  On January 21, 2005, the Court granted Coleman’s request for treble damages, making the total amount of the award approximately $14.6 million.  A charge to record this award was reflected in the Company’s results for the third fiscal quarter of 2005.  Payment will be stayed pending Fleetwood’s appeal, which has been filed.  Pending the appeal, Fleetwood was required to post a letter of credit for $18 million, representing the full amount of the judgment plus an allowance for attorneys’ fees and interest.  The Company is pursuing all available appellate remedies.

Brodhead et al v. Fleetwood Enterprises, Inc. was filed in federal court in the Central District of California on June 22, 2005.  The complaint states a claim for damages growing out of certain California statutory claims with respect to alleged defects in a specific type of plastic roof installed on folding trailers from 1995 through 2003.  The plaintiffs have clarified that the class for which they are seeking certification extends to all owners of folding trailers produced by Fleetwood Folding Trailers, Inc. with this type of roof, as well as any former owners who may have had to pay to have this type of roof repaired.  The subject matter of the claim is similar to a putative class action previously filed in California state court in Griffin et al v. Fleetwood Enterprises, Inc. et al.  The California trial court denied class action certification in the Griffin matter on April 28, 2005, and the plaintiffs have appealed that ruling.  It is not possible at this time to properly assess the risk of an adverse verdict or the magnitude of any possible exposure with respect to either of the Brodhead or the Griffin complaints.  Fleetwood intends to vigorously defend both matters.

10)                              Direct Placement

On November 19, 2005, the Company completed a direct equity placement of 7,000,000 shares of registered common stock at $10.10 per share, with net proceeds to the Company of approximately $66 million after deducting commissions and offering expenses.  On February 15, 2006, a portion of the net proceeds in the amount of $58.8 million were used to repay in full deferred distributions on the Company’s 6% convertible trust preferred securities, plus accrued interest on the deferral amount.  Remaining proceeds were intended for general corporate purposes.

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

•             the effect of global tensions, fuel prices and other factors on consumer confidence;

•             expenses and uncertainties associated with the manufacturing and introduction of new products;

•             the future availability of manufactured housing retail financing as well as housing and RV wholesale financing;

•             availability and pricing of raw materials and components;

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

In fiscal 2005, we sold 50,746 recreational vehicles.  In calendar 2005, we had a 12.5 percent share of the overall recreational vehicle market, consisting of a 17.5 percent share of the motor home market, an 8.7 percent share of the travel trailer market and a 38 percent share of the folding trailer market.

In fiscal 2005, we sold 23,962 manufactured homes, and were the second largest producer of HUD-Code homes in the United States in terms of units sold.  In calendar 2005, we had a 16.3 percent share of the manufactured housing wholesale market.

Our business began in 1950 producing travel trailers and quickly evolved to what are now termed manufactured homes.  We re-entered the recreational vehicle business with the acquisition of a travel trailer operation in 1964.  Our manufacturing activities are conducted in 16 states within the U.S., and to a much lesser extent in Canada.  We distribute our manufactured products primarily through a network of independent dealers throughout the United States and in Canada.  In fiscal 1999, we entered the manufactured housing retail business through a combination of acquisitions and internal development of new retail sales centers.  We later established a financial services subsidiary to provide finance and insurance products to customers of the retail operation.  In March 2005, we announced that the retail and finance businesses were to be sold so we could focus on our core businesses of RV and housing manufacturing and in July and August 2005, the majority of the assets of these businesses were sold.

Critical Accounting Policies

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles.  These principles require us to make estimates and assumptions that affect the amounts reported in the financial statements and notes.  We evaluate these estimates and assumptions on an ongoing basis and use historical experience factors and various other assumptions that we believe are reasonable under the circumstances.  The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities.  Actual results could differ from these estimates under different assumptions or conditions.

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

Warranty

We typically provide customers of our products with a one-year warranty covering defects in material or workmanship with longer warranties on certain structural components.  We record a liability based on our best estimate of the amounts necessary to resolve future and existing claims on products sold as of the balance sheet date.  Factors we use in estimating the warranty liability include a history of units sold to customers, the average cost incurred to repair a unit and a profile of the distribution of warranty expenditures over the warranty period.  A significant increase in dealer shop rates, the cost of parts or the frequency of claims could have a material adverse impact on our operating results for the period or periods in which such claims or additional costs materialize.

Insurance Reserves

Generally, we are self-insured for health benefits, workers’ compensation, products liability and personal injury insurance.  Under these plans, liabilities are recognized for claims incurred (including those incurred but not reported), changes in the reserves related to prior claims and an administration fee.  At the time a claim is filed, a liability is estimated to settle the claim.  The liability for workers’ compensation claims is guided by state statute.  Factors considered in establishing the estimated liability for products liability and personal injury claims are the nature of the claim, the geographical region in which the claim originated, loss history, severity of the claim, the professional judgment of our legal counsel, and inflation.  Any material change in the aforementioned factors could have an adverse impact on our operating results.  We maintain excess liability insurance with outside insurance carriers to minimize our risks related to catastrophic claims.

Deferred Taxes

Deferred tax assets and liabilities are determined based on temporary differences between income and expenses reported for financial reporting and tax reporting.  We are required to record a valuation allowance to reduce our net deferred tax assets to the amount that we believe is more likely than not to be realized.  In assessing the need for a valuation allowance, we historically have considered relevant positive and negative evidence, including scheduled reversals of deferred tax liabilities, prudent and feasible tax planning strategies, projected future taxable income and recent financial performance.  Since we have had cumulative losses in recent years, the accounting guidance suggests that we should not look to future earnings to support the realizability of the net deferred tax asset.  As a result, we concluded that a partial valuation allowance against our deferred tax asset was appropriate.  Accordingly, beginning in fiscal 2003, the deferred tax asset was partially reduced by a valuation allowance with a corresponding adjustment to the provision for income taxes.  The remaining book value of the net deferred tax asset was supported by the availability of various tax strategies, which, if executed, were expected to generate sufficient taxable income to realize the remaining asset.  In the first quarter of fiscal 2006 as part of our periodic assessment of the adequacy of the valuation allowance, the Company determined that the estimated benefits from available tax strategies were sufficient to support a deferred tax asset of $64.3 million and recorded an adjustment to the valuation allowance of $10.5 million with a corresponding change to the provision to income taxes.  The primary reason for this reduction was an increase in the market value of our convertible trust preferred securities of Fleetwood Capital Trust.  At that time, improved expectations of the Company’s outlook, the announcement of a proposed exchange offer transaction relating to the convertible trust preferred securities and some upward movement in our stock price contributed to a lower discount from par value and diminished the magnitude of unrealized taxable gains in these securities at quarter-end.  We continue to believe that the combination of relevant positive and negative factors will enable us to realize the full value of the deferred tax assets; however, it is possible that the extent and availability of tax planning strategies will change over time and impact this evaluation.  If, after future assessments of the realizability of our deferred tax assets, we determine that further adjustment is required, we will record the provision or benefit in the period of such determination.

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

Repurchase Commitments

Producers of recreational vehicles and manufactured housing customarily enter into repurchase agreements with lending institutions that provide wholesale floorplan financing to independent dealers.  The Company’s agreements generally provide that, in the event of a default by a dealer in its obligation to these credit sources, Fleetwood will repurchase product.  With most repurchase agreements, our obligation ceases when the amount for which we are contingently liable to the lending institution has been outstanding for more than 12, 18 or 24 months, depending on the terms of the agreement.  The contingent liability under these agreements approximates the outstanding principal balance owed by the dealer for units subject to the repurchase agreement less any scheduled principal payments waived by the lender.  Although the maximum potential contingent repurchase liability approximated $155 million for inventory at manufactured housing dealers and $316 million for inventory at RV dealers as of January 29, 2006, the risk of loss is reduced by the potential resale value of any products that are subject to repurchase, and is spread over numerous dealers and financial institutions.  The gross repurchase obligation will vary depending on the season and the level of dealer inventories.  Typically, the fiscal third quarter repurchase obligation will be greater than other periods due to high dealer inventories.  The RV repurchase obligation is greater than the manufactured housing obligation due to motor homes having a higher average selling price per unit and dealers holding more units in inventory.  Past losses under these agreements have not been significant and lender repurchase demands have been funded out of working capital.  In the past three fiscal years we have had the following repurchase activity (dollars in millions):

	40 Weeks Ended	39 Weeks Ended	Fiscal Years
	January 29, 2006	January 23, 2005	2005	2004

Units	61	105	174	177

Repurchase amount	$2.0	$3.5	$6.3	$3.7

Loss recognized	$0.6	$0.5	$1.2	$0.6

Results of Operations

The following table sets forth certain statements of operations data expressed as a percentage of net sales for the periods indicated (certain amounts in this section may not recompute due to rounding):

	13 Weeks Ended		40 Weeks Ended	39 Weeks Ended
	Jan. 29, 2006	Jan. 23, 2005	Jan. 29, 2006	Jan. 23, 2005

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	80.9	84.7	82.3	82.4

Gross profit	19.1	15.3	17.7	17.6
Operating expenses	(16.9)	(20.4)	(16.2)	(16.6)
Other, net	(0.1)	(2.5)	(0.3)	(0.7)

Operating income (loss)	2.1	(7.6)	1.2	0.3
Other income (expense)
Investment income	0.3	0.2	0.2	0.1
Interest expense	(1.4)	(1.4)	(1.3)	(1.1)
Other, net	—	—	—	(0.2)
Income (loss) from continuing operations before income taxes	1.0	(8.8)	0.1	(0.9)
(Provision) benefit for income taxes	(0.2)	0.1	(0.6)	(0.1)

Income (loss) from continuing operations	0.8	(8.7)	(0.5)	(1.0)
Discontinued operations	(0.6)	(2.0)	(1.2)	(1.3)

Net income (loss)	0.2%	(10.7)%	(1.7)%	(2.3)%

Current Quarter Compared to Corresponding Quarter of Last Year

Consolidated Results:

The following table presents consolidated net sales by segment for the quarters ended January 29, 2006 and January 23, 2005 (amounts in thousands):

	13 Weeks Ended
		% of		% of	Change
	Jan. 29, 2006	Net Sales	Jan. 23, 2005	Net Sales	Amount	%

RV Group	$365,342	62.5	$342,591	67.3	$22,751	6.6
Housing Group	208,812	35.8	183,734	36.1	25,078	13.6
Supply Group	9,712	1.7	12,711	2.5	(2,999)	(23.6)
Intercompany sales	—	—	(29,875)	(5.9)	29,875	(100.0)

Net sales	$583,866	100.0	$509,161	100.0	$74,705	14.7

Consolidated revenues improved by 14.7 percent consisting of a 6.6 percent increase in sales for the RV Group and a 13.6 percent increase in Housing Group sales.  Substantially all of the Company’s manufactured housing retail business was sold in the second quarter of the current fiscal year. The prior year third quarter consolidated revenues excluded $29.9 million in intercompany sales of manufactured homes to the Company’s former retail stores, while the current quarter had none.  The sale of travel trailers and manufactured homes for disaster relief purposes provided substantial revenue uplift in what is normally a seasonally weak quarter.  Revenues from these sales to government agencies were approximately $129.2 million, compared to similar disaster relief sales of $8.9 million in the prior year.  Fulfillment of orders for some traditional dealer business was pushed into the fourth fiscal quarter, especially travel trailer production where order backlogs continue to be elevated.  Motor home sales continued their recent downward trend and suffered a decline broadly consistent with the year-over-year slowdown in industry sales.  Our motor home sales declines have been further exacerbated by dealers reducing their own inventory levels by approximately 12 percent.

Gross margin strengthened to 19.1 percent of sales from 15.3 percent, primarily due to improved operating leverage from the incremental disaster relief production, combined with elevated sales incentives in the prior year that targeted excess inventory levels experienced during that period.

Operating expenses, which include selling, warranty and service, and general and administrative expenses, decreased by $5.3 million in the third quarter compared to the prior year and decreased as a percentage of sales from 20.4 percent to 16.9 percent.  The decrease from the prior year was primarily due to lower selling expenses in both the RV and housing businesses, as well as lower warranty costs attributable to disaster relief products, partially offset by an increase in general and administrative costs caused by higher incentive compensation costs.

Other operating expenses in the current quarter of $0.6 million consisted of impairment costs related to the write-down of idle facilities held for sale and the disposal or sale of fixed assets.  The prior year expense included a $14.6 million charge related to the judgment in the Coleman litigation, which remains subject to appeal.

The resulting operating income for the third quarter was $11.9 million compared to a loss of $39.1 million in the prior year.

Other income (expense) consists of interest income and expense, which, in the net, increased slightly to an expense of $6.2 million.

The current quarter tax provision resulted primarily from state tax liabilities in several states, with no offsetting tax benefits in other states, partially offset by foreign tax benefits.

Recreational Vehicles:

The following table presents RV Group net sales by division for the periods ended January 29, 2006 and January 23, 2005 (amounts in thousands):

	13 Weeks Ended
		% of		% of	Change
	Jan. 29, 2006	Net Sales	Jan. 23, 2005	Net Sales	Amount	%

Motor homes	$180,677	49.5	$231,073	67.5	$(50,396)	(21.8)
Travel trailers	169,256	46.3	95,334	27.8	73,922	77.5
Folding trailers	15,409	4.2	16,184	4.7	(775)	(4.8)

Net sales	$365,342	100.0	$342,591	100.0	$22,751	6.6

Recreational vehicle sales increased by 6.6 percent when compared to last year’s January quarter.  Motor home sales decreased by 21.8 percent to $180.7 million compared to $231.1 million in the prior year.  Retail market share for motor homes for calendar 2005 was 17.5 percent, down slightly from 17.9 percent in the prior year.  Declining consumer confidence, stemming from increasing interest rates, volatile fuel prices, and global tensions and hostilities, has resulted in a reduction of calendar year 2005 retail sales by approximately 9 percent and has caused dealers to reduce their inventories.  In the prior year, dealer inventories increased, compounding the year-over-year shortfall of wholesale shipments.

Travel trailer sales increased by 77.5 percent to $169.3 million versus $95.3 million in the prior year.  For the second consecutive quarter, the travel trailer division produced significant quantities of disaster relief products.  In the third quarter, FEMA trailers accounted for $71.8 million of revenues, compared with $8.9 million from similar products in the comparable quarter last year.  Immediate needs of our traditional dealer network were also accommodated; however, order backlogs related to units for the spring selling season are elevated.  The higher production levels established to meet disaster relief production are expected to enable us to quickly fulfill in the fourth quarter traditional dealer orders that were deferred.  Retail market share, which excludes FEMA products, declined from 11.6 percent in calendar 2004 to 8.7 percent in calendar 2005.  The Company lost market share as a result of less competitive product offerings and erosion in dealer confidence during 2005.  New models have gradually been introduced over recent months and the product offering will be further refreshed with the release of new 2007 model year products targeted for this spring and summer.  Dealer and consumer acceptance of these units will become apparent throughout calendar 2006.  Folding trailer sales declined by 4.8 percent to $15.4 million during the current quarter compared to the prior year, due to ongoing industry weakness in this segment.  Market share improved very slightly to 38 percent in calendar 2005.

Gross margin for the quarter was up from 11.0 percent to 15.3 percent.  In the prior year, margins, particularly in travel trailers, were impacted by the high cost of sales incentives used to mitigate excess inventory levels.  In the current quarter, increased production levels positively influenced material costs, while higher labor rates were contained by improved labor efficiencies.  The additional costs of shipping disaster relief products, which were passed on to customers and included in both revenues and cost of goods sold, had the effect of increasing margins relative to the prior-year period.

Operating expenses for the RV Group were $4.4 million lower and decreased as a percentage of sales from 16.4 percent in the prior year to 14.2 percent for the current quarter.  The decrease was due to lower selling costs, coupled with a reduction in certain general and administrative costs, including product development and marketing initiatives.  Other expense for the prior year quarter included a charge of $14.6 million related to a judgment in the Coleman litigation that is currently under appeal.

The RV Group generated a $3.8 million operating profit compared to a loss of $33.5 million in the prior year.  The motor home division incurred a loss of $4.1 million in the third quarter, while the travel trailer division generated a record operating profit for the third quarter of $11.2 million.  The folding trailer division suffered an operating loss of $3.3 million.

Manufactured Housing:

The following table presents Housing Group net sales for the periods ended January 29, 2006 and January 23, 2005 (amounts in thousands):

	13 Weeks Ended		Change
	Jan. 29, 2006	Jan. 23, 2005	Amount	%

Housing sales	$208,812	$183,734	$25,078	13.6

Results for the Housing Group consisted of factory wholesale revenues, which in the prior year quarter included sales to our retail business prior to its divestiture in August 2005.  Sales to these Company-owned stores and any resulting intercompany profit were eliminated in consolidation.  Activities of the retail business are presented separately in the results of discontinued operations.

Housing Group revenues for the quarter increased by 13.6 percent to $208.8 million from $183.7 million in the prior year.  Prior year revenues included $29.9 million of intercompany sales to Company-owned retail stores.  Current year sales included $57.3 million of product created to accommodate disaster relief orders with none in the comparable quarter last year.

Manufactured homes are sold as single-section or multi-section units.  Multi-section units typically are built in two, three or four sections.  The improvement in sales reflects a slightly higher average selling price per home, bolstered by higher unit volume.  Manufacturing unit volume increased from last year by 10.3 percent to 6,104 homes while the total number of sections sold decreased by 2.3 percent to 9,398.  The Company’s market share, based on wholesale shipments, for calendar 2005 decreased to 16.3 percent from 17.6 percent last year.  Fleetwood’s market share for multi-section homes has increased while our share of the single-section market has declined.  The reduction in single-section market share was attributed to large disaster relief shipments by the industry in the current year and a reduction in the volume of our business with community and park developers.  Despite some traditional dealer business being deferred into the fourth quarter, quarter-end backlogs were lower than expected, even adjusting for seasonal weakness.  Market conditions in certain regions of the country, notably California and Arizona, have been good.  Traditional manufactured housing markets, such as Texas and parts of the Midwest and Southeast, continued to show weakness and anticipated improvements from rebuilding efforts in the Gulf have been slow to gain momentum.  The underlying manufactured housing market continued to be adversely affected by limited availability of retail financing, lower dealer inventory levels and competition from conventional builders benefiting from low mortgage rates.

The third quarter gross profit margin was 25.5 percent, an improvement over both the second quarter and the 21.2 percent achieved in the prior year.  The current year results reflect high volume of disaster relief production, which gave rise to improved material and labor cost percentages.

Operating expenses were $2.8 million lower, driven by a reduction in selling and warranty and service expenses, partially offset by higher incentive compensation costs related to higher profits.

The Housing Group operating income of $13.1 million was $17.4 million higher than the prior year, mainly due to the impact of higher sales and production volumes combined with efforts to lower operating expenses.

Supply Operations:

The Supply Group contributed gross third quarter revenues of $50.5 million compared to $50.8 million a year ago, of which $9.7 million and $12.7 million, respectively, were sales to third-party customers.  Operating losses totaled $0.4 million in the current quarter compared to an operating profit of $0.6 million in the prior year.

Discontinued Operations:

In March 2005, we announced our intention to exit the manufactured housing retail and financial services businesses and most of these operations were sold during our second fiscal quarter.  The businesses are presented as discontinued operations in the Company’s financial statements.  Losses from discontinued operations were $3.3 million in the current quarter, compared to a loss of $10.2 million in the comparable quarter last year.  The current quarter loss consists of general and administrative costs associated with wind-down and closure activities.

Current Year-to-Date Compared to Corresponding Period of Last Year

Consolidated Results:

The following table presents consolidated net sales by segment for the nine-month periods ended January 29, 2006 and January 23, 2005 (amounts in thousands):

	40 Weeks Ended		39 Weeks Ended
		% of		% of	Change
	Jan. 29, 2006	Net Sales	Jan. 23, 2005	Net Sales	Amount	%

RV Group	$1,182,015	64.6	$1,278,574	70.4	$(96,559)	(7.6)
Housing Group	638,124	34.9	593,298	32.7	44,826	7.6
Supply Group	35,330	1.9	42,943	2.4	(7,613)	(17.7)
Intercompany sales	(25,627)	(1.4)	(100,292)	(5.5)	74,665	74.4

Net sales	$1,829,842	100.0	$1,814,523	100.0	$15,319	0.8

Consolidated revenues increased 0.8 percent due to a 7.6 percent improvement in Housing Group sales offset by a 7.6 percent decline in the RV business.  The Company’s retail business was sold in the second quarter of the current fiscal year. In the prior year, $100.3 million of intercompany sales were excluded versus $25.6 million in the current year, contributing to the increase in consolidated net sales.  Significant sales of disaster relief travel trailer units and manufactured homes partially offset by a softer motor home market and weaker sales of traditional RV towable products characterized year-to-date revenues.

Gross margin improved slightly to 17.7 percent from 17.6 percent of sales mainly due to improved operating leverage in the travel trailer and housing businesses, partially offset by the effect of product mix changes and lower sales volumes of motor homes.

Operating expenses, which include selling, warranty and service, and general and administrative expenses, were down by $5.5 million in the first nine months and decreased as a percentage of sales from 16.6 percent to 16.2 percent.  Other expenses for the current period of $5.9 million included approximately $4.9 million of severance costs related to restructuring efforts, $1.5 million of impairment charges on idle facilities held for sale and a $0.6 million gain on sale of fixed assets.  In the prior period, Other expense included a charge of $14.6 million related to an adverse judgment in the Coleman litigation that is currently under appeal, partially offset by a $2.3 million gain on sale from the disposition of a lumber-milling operation.

Operating income for the first nine months was $21.2 million compared to operating income of $5.6 million in the prior-year period.

Other income (expense), which includes interest income and expense, was a net expense of $18.7 million compared to an expense of $21.0 million in the prior-year period.  Net interest expense has not changed significantly.  During the first quarter of the prior year, we completed various transactions related to the call for redemption of certain convertible preferred securities and paid a premium of $2.7 million in excess of interest accrued, related to either the redemption premium or privately negotiated incentive payments to convert certain holdings prior to the redemption date.

The current period tax provision resulted primarily from the effect of increasing the partial valuation allowance attributed to the Company’s deferred tax assets by $10.5 million.  This change was the consequence of a reduction in the estimated benefit of various available tax strategies, which, if executed, would generate sufficient taxable income to realize the remaining net deferred tax asset.  The provision also includes state tax liabilities in several states, with no offsetting tax benefits in other states, and foreign tax benefits.

Recreational Vehicles:

The following table presents RV Group net sales by division for the periods ended January 29, 2006 and January 23, 2005 (amounts in thousands):

	40 Weeks Ended		39 Weeks Ended
		% of		% of	Change
	Jan. 29, 2006	Net Sales	Jan. 23, 2005	Net Sales	Amount	%

Motor homes	$727,207	61.5	$851,282	66.6	$(124,075)	(14.6)
Travel trailers	393,425	33.3	361,374	28.2	32,051	8.9
Folding trailers	61,383	5.2	65,918	5.2	(4,535)	(6.9)

Net sales	$1,182,015	100.0	$1,278,574	100.0	$(96,559)	(7.6)

Recreational vehicle sales fell 7.6 percent to $1.18 billion in the first nine months compared to $1.28 billion in the same period of the prior year.  Motor home sales were down 14.6 percent and were the primary cause of the overall decrease, partially offset by an improvement in travel trailer sales that resulted from the production of a significant number of units for disaster relief orders.  The decline in motor homes was in line with overall industry experience of lower shipments compared to peak sales in calendar 2004.  Travel trailer sales to the traditional dealer base declined due to lost market share that resulted from less competitive product offerings and erosion in dealer confidence.  Folding trailer sales were down 6.9 percent from the prior year, largely tracking the overall industry decline in this segment.

Gross margin declined from 13.5 percent to 13.2 percent.  A shift towards lower-priced motor home products, along with inefficiencies related to lower production volume, resulted in lower margins.  Recent improvements in material and labor costs for travel trailer products associated with increased capacity utilization in the second and third quarters related to disaster relief production partially offset the decline in motor home margins.  Labor costs were generally higher as a result of changes to production compensation programs that were made in the latter part of calendar 2004.  Improved labor efficiencies within the travel trailer division minimized the impact of these rate increases but these improvements may not be fully sustainable.

Operating expenses for the RV Group declined $10.2 million and increased as a percentage of sales from 13.1 percent in the prior year to 13.3 percent for the current period.  The dollar decrease was mainly the result of lower selling expenses following the reorganization of this function, as well as lower volumes, combined with lower general and administrative expenses, due in part to the elimination of certain product initiatives and marketing efforts, as well as lower incentive compensation.  Other expense for the prior year period included a charge of $14.6 million related to a judgment in the Coleman litigation that is currently under appeal.

The RV Group incurred a $2.0 million operating loss for the first nine months, compared to a $9.3 million loss in the prior year period.  In the same period, motor home operating income decreased by $28.9 million to $4.0 million, the travel trailer operating loss was $1.3 million, a $21.2 million improvement, and the folding trailer division incurred an operating loss of $4.6 million, which was an improvement of $15.1 million over the prior-year period.

Manufactured Housing:

The following table presents Housing Group sales for the nine-month periods ended January 29, 2006 and January 23, 2005 (amounts in thousands):

	40 Weeks Ended	39 Weeks Ended	Change
	Jan. 29, 2006	Jan. 23, 2005	Amount	%

Housing sales	$638,124	$593,298	$44,826	7.6

Results for the Housing Group consisted of factory wholesale revenues, including sales to our retail business prior to its divestiture in August 2005.  Sales to these Company-owned stores and any resulting intercompany profit were eliminated in consolidation.  Activities of the former retail business are presented separately in the results of discontinued operations.

Housing Group revenues for the first nine months increased by 7.6 percent to $638.1 million.  The improvement in sales reflected a higher average selling price per home on slightly higher shipments compared to the prior year.  Unit volume increased 1.6 percent to 18,572 homes.  The total number of sections sold decreased by 1.4 percent from last year to 30,382, as a result of a shift in sales mix to more single-section homes for disaster relief.  Despite increased sales due to the impact of natural disasters over the past two years, the underlying manufactured housing market continued to be adversely affected by limited availability of retail financing, lower levels of dealer inventories and competition from conventional builders due to low mortgage rates.

Gross profit margins increased from 23.2 percent to 24.4 percent, due in part to lower materials and labor costs permitted by improved volumes and higher efficiencies from disaster relief sales, as well as efforts to reduce manufacturing overheads.

Operating expenses were down $4.0 million and 2.1 percent as a percentage of sales.  The decrease was attributable to lower selling and warranty expenses, partially offset by higher general and administrative expenses that included increased incentive compensation.  Other expenses in the current year consisted primarily of restructuring and impairment charges.

The Housing Group generated an operating profit of $32.2 million, which was $18.8 million higher than the prior year due to disaster relief sales and cost reduction efforts.

Supply Operations:

The Supply Group contributed revenues of $161.2 million for the first nine months compared to $180.1 million in the prior year, of which $35.3 million and $42.9 million, respectively, were sales to third party customers.  Operating income decreased from $3.4 million in the prior year to $2.2 million in the first nine months mainly due to the lower sales.

Discontinued Operations:

As previously mentioned, we announced our intention to exit the manufactured housing retail and financial services businesses in March 2005.  These businesses are presented as discontinued operations in the Company’s financial statements.  Revenues from discontinued operations were $93.3 million in the first nine months, generated prior to the second quarter sale of the businesses, compared to $190.8 million in the prior year.  Losses from discontinued operations were $21.2 million in the current period, compared to a loss of $24.3 million in the comparable period last year.  The current year-to-date loss includes a gain on sale of $2.4 million from the sale of insurance assets.  Additionally, impairment charges of $2.5 million and severance costs and one-time termination benefits totaling $4.5 million were recognized.

Business Outlook

Industry motor home sales slowed considerably in 2005 from 2004’s record pace.  Results of early spring 2006 retail shows have been mixed, but overall suggest continued weakness.  We believe that sales are being adversely affected by concerns about rising interest rates and volatile fuel prices.  Our experience has followed that of the overall industry, as calendar 2005 unit shipments were down 14 percent as dealers adjusted their inventory levels in anticipation of a softer market.  Our market share decreased only slightly during this period, and as calendar 2006 unfolds, we expect to benefit from recently announced product innovations such as availability of the full-wall slide technology in three diesel brands, which have now begun to retail, and a number of improved floor plans.  Also, the resumption of Class C motor home production in the eastern part of the U.S. should enable more cost-effective distribution and give a boost to our competitive posture.  Our own inventories of finished goods continue to be at reasonable levels and production rates have been adjusted to support underlying retail sales.

Travel trailer operations received an uplift from disaster relief orders that should continue through the end of the fiscal year, although declining during the fourth quarter.  The underlying trend for dealer business, however, continues to be one of lower shipments of Fleetwood’s travel trailers.  Industry travel trailer retail sales were 3 percent higher in calendar 2005 compared to the prior year.  Our market share has deteriorated from 11.6 percent to 8.7 percent over this period, generally as a result of less competitive product offerings and erosion in dealer confidence that have caused some contraction in our shelf space on dealers’ lots in certain markets.  We have been unable to consistently balance content with value and have often exceeded price points sought by customers.  These issues have been compounded by products and floor plans that have been overly complex to manufacture, contributing to higher labor and warranty costs.  These factors have adversely affected the strength of our dealer distribution network, particularly in the central part of the country.

Initiatives to reverse these trends are underway and are expected to take effect over time.  We have recently introduced new ultralite and hybrid models as well as new innovative toy hauler floor plans under the GearBox and Nitrous brands.  Additionally, the development of new cost and feature-competitive products is underway for model year ‘07, and we expect to see improvements as these products are introduced into the market between April and August 2006.  We reopened a travel trailer plant in Edgerton, Ohio, which will initially take on a large portion of the remaining FEMA trailer order. In the longer run, however, the additional line will allow us to simplify the production at two neighboring plants as each will specialize in building trailers of a specific construction type.  Our goal is to restore manufacturing efficiencies within the travel trailer division in the near term, and we believe that all our initiatives will be rewarded over the longer term by improved shipments, higher margins, and a recovery in market share.

Quality processes continue to be overhauled for the entire RV business and, although improvements are already apparent in our finished products, the financial benefits will only be realized over the longer term.  We have renewed our focus on dealer development activities in order to address the decline in the strength of our distribution network, especially for travel trailers and east coast Class C products.  Our market share in folding trailers improved slightly in calendar 2005 to 38 percent, despite the fact that retail sales are down 16 percent, proportionate to the industry as a whole.  We continue to take significant actions to downsize the cost structure and streamline operations in response to the continued weakness in the overall industry segment.

Favorable demographics suggest sustainable growth will likely be realized for RVs through the end of the decade as baby boomers reach the age brackets that historically have accounted for the bulk of retail RV sales.  Additionally, younger buyers are also becoming interested in the RV lifestyle.  These conclusions receive strong support from the University of Michigan 2005 national survey of recreation vehicle owners, sponsored by the Recreation Vehicle Industry Association.

The manufactured housing market entered into a steep decline that began in 1999 before stabilizing at or near a 40-year low in 2003 and 2004.  Industry shipments, which were almost flat for the first nine months of calendar 2005, increased by 11.7 percent for the full year as a direct result of homes that were made to FEMA specifications for disaster relief.  However, excluding FEMA sales, the market was again essentially flat in 2005.  Industry shipments of units for disaster relief in the last two months of calendar 2005 caused our market share to decline from 17.6 percent to 16.3 percent.  The sale of the retail business and related store closures, as well as a lack of orders from major community developers also had a negative market share impact that is expected to continue, at least in the near term.  Competition from repossessed homes, as well as relatively high retail interest rates, more stringent lending standards and a shortage of retail financing for manufactured housing have adversely affected the industry.  Overall, the industry has stabilized, but market conditions by region are mixed.  Some markets in the West, typically those that were less affected by high repossession levels and retail financing losses, remain healthy, while more traditional manufactured housing markets, such as Texas, the Midwest and parts of the Southeast, have deteriorated.  Disaster relief orders from government agencies kept plants near capacity through the end of the calendar year, but current demand in the Gulf Coast region has been lower than usual as residents wait for the completion of clean up efforts, insurance reimbursements and floodplain determinations.  The outlook in remaining areas continues to be uncertain. We are encouraged, however, by the excellent reviews our new regionally designed homes are receiving from dealers and consumers alike, although dealers have been slow to replace existing inventory with our new models.

Inventories of foreclosed homes have continued to decline; however, we expect to continue to compete with sales of repossessed homes in weaker geographical areas in the near term.  New or existing lenders have begun providing more manufactured housing retail financing, although in limited amounts and using more stringent underwriting practices and higher interest rates than for a mortgage on a traditional site-built home.  Depending on the extent of the financing actually generated, it is anticipated that manufactured housing industry conditions should improve, albeit slowly.  We will continue to pursue other opportunities, such as modular business and sales to community and park operators, land developers and the military.  Longer-term demand for affordable housing is expected to grow as a result of the massive rebuilding requirements in the Gulf States, greater numbers of baby boomers reaching retirement age and the escalating cost of site-built homes and conventional mortgage interest rates.  Improvements in engineering and design continue to position manufactured homes as viable options in meeting the demands for affordable housing in new markets, such as suburban tracts and military sites, as well as in existing markets such as rural areas and in manufactured housing communities and parks.

Following the recent sale of our captive retail housing and financial services businesses, the shift in focus back to our core manufacturing operations is essentially complete.  At the same time, regions and individual manufacturing facilities are being given greater autonomy regarding product and operational decisions.  Restructuring actions to date have resulted in a more cost-effective management structure with a greater emphasis on sustainable profitability.  However, sluggish demand for motor homes and manufactured housing suggest that results for the fourth quarter will not show significant improvement over the third quarter.

Liquidity and Capital Resources

We use external funding sources, including the issuance of debt and equity instruments, to supplement working capital, fund capital expenditures and meet internal cash flow requirements on an as-needed basis.  Cash totaling $34.2 million was used in operating activities during the first nine months of fiscal 2006 compared to cash used of $101.4 million for the similar period one year ago.  In the current period, the loss from continuing operations, adjusted for depreciation and amortization, gains from sales, the change in the deferred tax valuation allowance, and impairment charges, generated $20.6 million of operating cash.  Changes in remaining working capital balances during this period used $54.8 million in cash.  Most of this change related to an increase in receivables associated with disaster relief sales, which are typically outstanding for a longer period than traditional sales.  Since the quarter-end, a substantial portion of these receivables have been collected.  In the prior year, cash consumed by operations resulted from the adverse changes to inventory and receivables offset only slightly by income, as adjusted, from continuing operations.

Net cash provided by discontinued operations during the first nine months was $43.5 million compared to cash used of $15.8 million in the prior year.  The cash generated in the current period resulted from the sale of the retail housing and financial services businesses, offset by the repayment of the retail flooring lines, the warehouse line of credit and losses from operations.  The prior year cash used in discontinued operations generally related to operating losses for that period with some offset from working capital changes.

Capital expenditures, net were $12.6 million in the first nine months compared to $28 million in the same period last year, which included the addition of two new motor home paint facilities.

Net cash provided by financing activities was $34.5 million during the first nine months of the year.  The Company generated $66 million of net proceeds from the sale of common stock in a private placement transaction in November 2005.  Short-term borrowings decreased by $51.6 million during the first nine months of the fiscal year.  At the end of the third quarter, short-term borrowings under our secured syndicated credit facility, led by Bank of America, N.A., as administrative agent, were $93,000.  Borrowings decreased during the first nine months by $54.9 million, primarily as a result of the repayment of the portion of the facility that was supported by the assets of the retail housing business.  Lender commitments to the facility totaled $237 million.  Our borrowing capacity, however, is governed by the amount of a borrowing base, consisting of inventories and accounts receivable, that fluctuates significantly from week to week.  The borrowing base is revised weekly for changes in receivables and monthly for changes in inventory balances.  At the end of the quarter, the borrowing base totaled $217 million.  After consideration of standby letters of credit of $64.3 million and the outstanding borrowings, unused borrowing capacity was approximately $131.3 million.  Long-term debt increased by approximately $16.3 million during the first nine months of the fiscal year, primarily as a result of a term loan in the original amount of $22 million, which was fully drawn upon during the first quarter and reduced by a payment of $0.8 million in the third quarter.  Stock option exercises generated $3.8 million of proceeds in the first nine months of fiscal 2006.

As a result of the above-mentioned changes, cash and marketable investments increased $36.3 million from $45.5 million as of April 25, 2005, to $81.8 million as of January 29, 2006.

Credit Agreements

During May 2004, our credit facility was renewed and extended until July 31, 2007.  On March 2, 2005, we entered into an amendment to the facility to provide greater borrowing flexibility by raising the overall limit on borrowings from $150 million to $175 million, with an additional seasonal increase from December through April to $200 million.  In addition, a limitation on borrowing against inventory within our asset borrowing base was raised from $85 million to $110 million, with a seasonal increase to $135 million for the December through April time period.  The amendment also reset the designated cumulative EBITDA covenant requirements that are invoked in the event that average monthly liquidity, defined as cash, cash equivalents and unused borrowing capacity, falls below $60 million within the borrowing subsidiaries or $90 million including the parent company.  The interest rate for revolving loans under the line was increased slightly, but may be reduced to prior levels in future quarters based on improvements in a fixed charge coverage ratio.

In May 2005, the borrowing base was supplemented by $15 million of additional real estate collateral provided to the bank group.  Borrowings are secured by receivables, inventory and certain other assets, primarily real estate, and are used for working capital and general corporate purposes.  In July 2005, the agreement governing the credit facility was further amended and restated, to incorporate prior amendments and increase total loan commitments to accommodate the previous $15 million addition to the revolver borrowing base and fund a new term loan collateralized by real estate in the amount of $22 million.  These additions raise total loan commitments to $212 million from May through November, with a seasonal uplift to $237 million from December through April.  The loan commitments for both the addition to the revolver and the term loan reduce on the first day of each fiscal quarter beginning October 31, 2005, in the amounts of $750,000 and $786,000, respectively.  In November, 2005, the facility was further amended to reset the designated EBITDA covenant requirements.

In March 2005, the Company’s financial services subsidiary, HomeOne Credit Corp. (HomeOne), renewed and extended an agreement with Greenwich Capital Financial Products, Inc. (Greenwich) that provided up to $75 million in warehouse funding, with an expiration of March 15, 2006.  The Company and HomeOne agreed to guarantee the facility in an aggregate amount not to exceed 10 percent of the amount of principal and interest outstanding.  The Company’s guaranty included financial and other covenants, including maintenance of specified levels of tangible net worth, total indebtedness to tangible net worth and liquidity.  In anticipation that the Company would not be able to comply with certain of these covenant requirements, commencing in June 2005, Greenwich agreed to amend the covenant requirements to levels that the Company expected would be achievable.  In July 2005, the Company closed the sale of substantially its entire manufactured housing loan portfolio.  Following the closing of the sale, HomeOne repaid all outstanding borrowings on its warehouse line with Greenwich and terminated that facility.  The outstanding balance that was repaid under the line of credit was approximately $46.6 million, including the termination fee.  The termination was pursuant to the terms of an amendment dated as of July 28, 2005, to the $75 million warehouse line of credit between HomeOne, HomeOne Funding I and Greenwich.  The amendment also terminated Fleetwood’s guarantee of HomeOne’s obligations under the warehouse line.  Fleetwood paid Greenwich a termination fee of $750,000, equal to one percent (1%) of the maximum amount of the credit line.

Direct Equity Placement

On November 19, 2005, we completed a direct equity placement of 7,000,000 shares of registered common stock at $10.10 per share, with net proceeds to the Company of approximately $66 million, after deducting commissions and offering expenses.  On February 15, 2006, subsequent to the end of the third fiscal quarter, $58.8 million of proceeds were used to repay deferred distributions on the Company’s 6% convertible trust preferred securities, plus accrued interest on the deferral amount.  The remaining proceeds are being used for general corporate purposes.  See Dividends and Distributions for additional details.

Dividends and Distributions

On October 30, 2001, the board of directors discontinued the payment of dividends on our common stock in conjunction with an election to defer distributions on our existing 6% convertible trust preferred securities.  We have the right to elect to defer distributions for up to 20 consecutive quarters under the trust indenture governing the existing 6% convertible trust preferred securities.  When we defer a distribution on the 6% convertible trust preferred securities, we are prevented from declaring or paying dividends on its common stock during the period of the deferral.  The total amount of distributions accrued and deferred, including interest, was $61.2 million as of January 29, 2006.  On February 15, 2006, we repaid the outstanding cumulative deferred obligation, as well as the current distribution due on that date, for a total of approximately $61.9 million.  Once again we have the right to elect to defer distributions for up to 20 consecutive quarters.

Discontinued Operations

In March 2005, we announced that the manufactured housing retail and financial services businesses were to be sold.  In July, subsequent to the end of HomeOne’s fiscal quarter of June 30, substantially the entire manufactured housing loan portfolio was sold to an affiliate of Clayton Homes, Inc.  The sale generated proceeds of $74.7 million of which $46.6 million was used to repay the outstanding balance on the warehouse line of credit, including a $750,000 termination fee.  In August 2005, substantially all of the assets of the retail business were also sold to affiliates of Clayton Homes, Inc.  The aggregate sale price was $74 million, subject to certain adjustments as set forth in the purchase and closing agreements, including a post-closing adjustment to reflect the actual amount of inventory on hand at the closing date.  A portion of the purchase price, in the amount of $8 million, was subject to a holdback pending finalization of the adjustments and satisfaction of certain conditions.  The holdback was approximately offset with the subsequent assumption by the buyer of $6 million of customer deposit liabilities and final purchase price adjustments.  Upon closing the transaction, we paid off its retail flooring facilities in the aggregate amount of $31.5 million.  An additional $1.8 million was received from the buyer as an adjustment to the proceeds for the manufactured housing loan portfolio.

After considering the repayment of the portion of our secured credit facility supported by the amounts of the retail housing business in the amount of $48.2 million and other working capital items, these transactions were approximately cash neutral.

Other

In our opinion, the combination of existing cash resources, expected future cash flows from operations and available lines of credit will be sufficient to satisfy our foreseeable cash requirements for the next 12 months, including up to $30 million for capital expenditures, to be utilized primarily for enhancements to manufacturing facilities.

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

Fleetwood Enterprises, Inc. has also entered into 11 limited guarantees aggregating $4.4 million to certain obligations of certain retailers to floorplan lenders and an additional two unsecured guarantees aggregating $3.5 million for other obligations.

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

The vast majority of our marketable investments meet the definition of cash equivalents and are in fixed rate securities with average original maturity dates of two weeks or less, minimizing the effect of interest rate fluctuations on their fair value.

For variable rate debt, changes in interest rates generally do not influence fair market value, but do affect future earnings and cash flows.  Based upon the amount of variable rate debt outstanding at the end of the quarter, and holding the variable rate debt balance constant, each one percentage point increase in interest rates occurring on the first day of an annual period would result in an increase in interest expense of approximately $213,000.  For fixed-rate debt, changes in interest rates generally affect the fair market value, but not earnings or cash flows.  Changes in fair market values as a result of interest rate changes are not currently expected to be material.

We do not believe that future market equity or interest rate risks related to our marketable investments or debt obligations will have a material impact on our results.

Item 4.   Controls and Procedures.

The Company’s management evaluated, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and
15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Report.  Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of January 29, 2006.

An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  That evaluation has included certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls.  Management believes that we have maintained adequate internal control over financial reporting.

There have been no changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended January 29 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II     OTHER INFORMATION

Item 1.  Legal Proceedings.

In May 2003, the Company filed a complaint in state court in Kansas, in the 18th Judicial District, District Court, Sedgewick County, Civil Department, against The Coleman Company, Inc. (Coleman) in connection with a dispute over the use of the “Coleman” brand name.  The lawsuit sought declaratory and injunctive relief.  On June 6, 2003, Coleman filed an answer and counterclaimed against us alleging various counts, including breach of contract and trademark infringement.  On November 17, 2004, after a hearing, the Court granted our request for a permanent injunction against Coleman prohibiting Coleman from licensing the Coleman name for recreational vehicles to companies other than Fleetwood.  Coleman has appealed that ruling.  At the conclusion of trial, on December 16, 2004, the jury awarded monetary damages against Fleetwood on Coleman’s counterclaim in the amount of $5.2 million.  On January 21, 2005, the Court granted Coleman’s request for treble damages, making the total amount of the award approximately $14.6 million.  A charge to record this award was reflected in the Company’s results for the third fiscal quarter of 2005.  Payment will be stayed pending Fleetwood’s appeal, which has been filed.  Pending the appeal, Fleetwood was required to post a letter of credit for $18 million, representing the full amount of the judgment plus an allowance for attorneys’ fees and interest.  The Company is pursuing all available appellate remedies.

Brodhead et al v. Fleetwood Enterprises, Inc. was filed in federal court in the Central District of California on June 22, 2005. The complaint states a claim for damages growing out of certain California statutory claims with respect to alleged defects in a specific type of plastic roof installed on folding trailers from 1995 through 2003. The plaintiffs have clarified that the class for which they are seeking certification extends to all owners of folding trailers produced by Fleetwood Folding Trailers, Inc. with this type of roof, as well as any former owners who may have had to pay to have this type of roof repaired. A hearing on the class certification has been scheduled for April 17, 2006. The subject matter of the claim is similar to a putative class action previously filed in California state court in Griffin et al v. Fleetwood Enterprises, Inc. et al. The California trial court denied class action certification in the Griffin matter on April 28, 2005, and the plaintiffs have appealed that ruling. The appeal is scheduled for oral argument before the State of California – Court of Appeal on April 12, 2006. It is not possible at this time to properly assess the risk of an adverse verdict or the magnitude of any possible exposure with respect to either of the Brodhead or the Griffin complaints. Fleetwood intends to vigorously defend both matters.

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

March 9, 2006