Form 10-K
period 2006-04-30
FLEETWOOD ENTERPRISES INC/DE/
filed 2006-07-13
CIK 314132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One) ☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2006
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
None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	☐	No	☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes	☐	No	☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒	No	☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

Yes	☐	No	☒

The aggregate market value of common stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $605,955,512.

Common stock outstanding on July 7, 2006: 63,892,032 shares

Documents incorporated by reference:

To the extent indicated herein, portions of the registrant’s Proxy Statement with respect to its 2006 Annual Meeting, which will be filed no later than 120 days after the close of the registrant’s fiscal year ended April 30, 2006, are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements used in this report, including the sections entitled “Business Outlook” and “Risk Factors,” that relate to future plans, events, financial results or performance are forward-looking statements as defined under the Private Securities Litigation Reform Act of 1995. These statements are based on the beliefs of the Company’s management as well as assumptions made by it, and information currently available to it. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” or the negative of these terms or other comparable terminology. These forward-looking statements are only predictions, and may be inaccurate. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors including the factors listed under “Risk Factors,” as well as elsewhere in this report and in other SEC filings. These risk factors include, without limitation, the following items:

•   the lack of assurance that the Company will regain sustainable profitability in the foreseeable future;

•        the Company’s ability to comply with financial covenants on existing debt obligations and to obtain future financing needed in order to execute its business strategies;

•        the volatility of our stock price;

•        the impact of ongoing weakness in the manufactured housing market and more recent weakness in the motor home market;

•        the effect of global tensions, fuel prices, interest rates, and other factors on consumer confidence, which in turn may impact demand for Fleetwood’s products;

•        the availability and cost of wholesale and retail financing for both manufactured housing and recreational vehicles;

•        repurchase agreements with floorplan lenders, which could result in increased costs;

•        the cyclical and seasonal nature of both the manufactured housing and recreational vehicle industries;

•        potential increases in the frequency of product liability, wrongful death, class action, and other legal actions;

•        expenses and uncertainties associated with the manufacturing, development and introduction of new products;

•        the potential for excessive retail inventory levels in the manufactured housing and recreational vehicle industries;

•        the highly competitive nature of our industries; and

•        lack of acceptance of Fleetwood’s products.

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

Item 1. Business

General

Fleetwood is one of the nation’s leaders in producing both recreational vehicles and manufactured housing. We also operate three supply companies that provide components for the recreational vehicle and housing operations, while also generating outside sales.

In fiscal 2006, we sold 54,574 recreational vehicles. In calendar 2005, we held a 12.5 percent share of the overall recreational vehicle retail market, consisting of a 17.5 percent share of the motor home market, an 8.7 percent share of the travel trailer market and a 38 percent share of the folding trailer market. For calendar year 2005, our folding trailer division was the leader in national market share in that segment, while our motor home business was in second position and the travel trailer division was in fourth position.

For fiscal 2006, we shipped 22,681 manufactured homes and were the second largest producer of HUD-Code homes in the United States in terms of units sold. HUD-Code homes are homes manufactured in accordance with regulations published by the Federal Department of Housing and Urban Development. In calendar 2005, the manufactured housing industry had a 7.9 percent share of the single-family housing starts. We had a 16.2 percent share of the manufactured housing wholesale market in calendar 2005.

Our business began in 1950 as a California corporation producing travel trailers and quickly evolved to what are now termed manufactured homes. We re-entered the recreational vehicle business with the acquisition of a travel trailer operation in 1964. The present company was incorporated in Delaware in 1977, and succeeded by merger to all the assets and liabilities of the predecessor company. Our manufacturing activities are conducted in 16 states within the U.S., and to a much lesser extent in Canada. We distribute our manufactured products primarily through a network of independent dealers throughout the United States and Canada. In fiscal 1999, we entered the manufactured housing retail business through a combination of key acquisitions and internal development of new retail sales centers. We later established a financial services subsidiary to provide finance and insurance products to the retail operation. We designated these businesses as discontinued operations in March 2005 and sold them during the second quarter of fiscal 2006.

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

	Fiscal years ended April
	2006	%	2005	%	2004	%
	(Amounts in thousands)
Recreational vehicles:
Motor homes	$976,698	40%	$1,097,091	46%	$1,104,624	47%
Travel trailers	551,501	23	477,610	20	570,420	24
Folding trailers	84,018	3	85,181	4	104,189	4
	1,612,217	66	1,659,882	70	1,779,233	75
Housing Group	795,596	33	785,547	33	657,388	28
Supply Group	50,214	2	57,020	2	41,120	2
Intercompany sales	(25,627)	(1)	(127,737)	(5)	(117,135)	(5)
	$2,432,400	100%	$2,374,712	100%	$2,360,606	100%

Recreational Vehicles

Industry Overview

Recreational vehicles include motor homes, travel trailers, folding trailers and slide-in truck campers. Recreational vehicles are either driven or towed and are primarily used for vacations, camping trips and other leisure activities.

A motor home is a motorized unit that can be used as a temporary dwelling during vacation and camping trips, as well as to support a variety of lifestyle activities, including outdoor recreation such as hunting and fishing, both on- and off-road racing, and tailgating at assorted local and national events. In many cases a motor home is utilized for extended travel and is often considered a second home.

Motor homes are classified by the Recreation Vehicle Industry Association (RVIA) into three categories: Class A, Class B and Class C. Class A motor homes are constructed directly on medium-duty truck chassis that include the engine and drive train components. They are fully self-contained, including fresh water storage tanks and sewage holding tanks so that they can be used for short periods without being attached to utilities. They also typically include a driving area and kitchen, dining, bathroom and sleeping accommodations for two to eight people, and such optional features as air conditioning, an auxiliary power generator and home electronics such as a stereo, television and DVD player. Approximately 49 percent of Class A units are diesel-powered. Class B models, which comprise a small segment of the market in which Fleetwood does not participate, are panel-type trucks to which kitchen, sleeping and toilet facilities are added. Many of these models also have a top extension added to them for more headroom. Class C models are classified as mini motor homes, which are built on a cut-away van-type chassis onto which the manufacturer constructs a living area with access to the driver’s compartment. Class C models have basically the same features and options as Class A products, but the chassis manufacturer’s original dashboard and front cab section are retained.

RVIA reported factory shipments of 37,900 Class A motor homes and 20,900 Class C motor homes for calendar 2005. These figures compare with shipments of 46,300 Class A motor homes and 23,000 Class C motor homes in calendar 2004. There are numerous competitors in this industry. However, the five largest manufacturers, including Fleetwood, represented approximately 70 percent of the combined Class A and Class C motor home retail market in calendar 2005.

There are two major classes of towable recreational vehicles: travel trailers and folding trailers. Travel trailers are designed to be towed by pickup trucks, vans or other tow vehicles, and are similar to motor homes in use and features. Typically, travel trailers include sleeping, kitchen, dining and bathroom facilities and are self-contained units with their own lighting, heating, refrigeration, fresh water storage tanks and sewage holding tanks so that they can be used for short periods without being attached to utilities. RVIA identifies travel trailers as being either conventional or fifth-wheel trailers. Fifth-wheel trailers extend over and are hitched to the bed of the truck. For calendar 2005, RVIA reported factory shipments of 201,600 conventional trailers and 84,800 fifth-wheel trailers, compared with shipments of 163,600 and 91,000, respectively, for calendar 2004. The five largest manufacturers in calendar 2005, including Fleetwood, represented approximately 69 percent of the total travel trailer retail market. Folding trailers are smaller and lighter than their travel trailer counterparts and are consequently less expensive and easier to tow. Folding trailers typically include sleeping and eating facilities, fresh water storage and either a built-in icebox or a refrigerator. RVIA reported shipments of 32,800 folding trailers in calendar 2005, in contrast to 34,100 shipments in calendar 2004. Of all of the markets for recreational vehicles, the folding trailer market is the most concentrated, with the five largest manufacturers, including Fleetwood, holding 88 percent of the retail market in calendar 2005.

Sales of recreational vehicles, along with the performance of the stock market, tend to be leading economic indicators. Based on recent RVIA forecasts, recreational vehicle shipments are expected to decrease about 2 percent during calendar 2006 to approximately 377,000 units, which would be the second best year since 1978. We believe that a decline in consumer confidence resulting from international hostilities, high gas prices, rising interest rates, diminished home equity financings or an uncertain stock market could put additional downward pressure on current calendar year industry shipments. Recreational vehicles typically are a discretionary purchase for consumers, and sales are therefore affected principally by general economic conditions and consumer confidence, including the impact of the price of fuel on these factors. Generally, recreational vehicle purchasers have proven to be excellent credit risks, and therefore retail financing has not been an issue for our customers.

Our Recreational Vehicle Business

We have been one of the nation’s leaders in producing recreational vehicles since 1973 and distribute our products through a network of approximately 1,300 independent retailers in 49 states and Canada. Our retail market share and industry unit sales for each of the three segments in which we participated for the last three calendar years are as follows:

	Calendar Year
	2005		2004		2003
	Industry Retails	Fleetwood Share	Industry Retails	Fleetwood Share	Industry Retails	Fleetwood Share
Motor homes
Class A	36,505	20.3%	41,482	20.9%	39,489	21.2%
Class C	19,515	12.2	19,656	11.7	17,016	9.9
Total motor homes	56,020	17.5	61,138	17.9	56,505	17.8
Travel trailers
Conventional	154,723	10.6	144,917	14.2	129,882	14.8
Fifth-wheel	79,488	4.9	80,141	7.0	68,904	8.7
Total travel trailers	234,211	8.7	225,058	11.7	198,786	12.7
Folding trailers	24,493	38.0	28,696	38.2	30,920	41.6

Source: Statistical Surveys, Inc.

Fleetwood’s overall motor home market share has declined slightly in calendar 2005 primarily due to a loss of Class A market share, partially offset by growth in the Class C segment. Our Class A diesel market share has continued to grow, driven mainly by new, innovative Class A diesel products while our high-line Class A gas and entry-level Class A gas have experienced market share erosion. Additionally, the Company has continued its focus on the Class C market as evidenced by the market share growth during calendar 2004 and 2005. Our continued focus on supplying the marketplace with high-value, innovative products should help us to grow our share in the Class A and Class C segment market share. Such high-value innovations in the last several years include introducing full-body paint, improved chassis and higher ceilings in several additional product lines, as well as introducing the full-wall slide concept to gas and then diesel motor home product lines. Our Class C market share has improved in recent years, primarily due to refocusing efforts to expand Class C distribution through our existing dealers and commercial rental customers and expanding East Coast Class C production capacity.

Fleetwood is represented in motor homes by the Jamboree, Tioga, Terra, Fiesta, Flair, Storm, Bounder, Southwind, Pace Arrow, Bounder Diesel, Expedition, Discovery, Providence, Excursion, Revolution, American Tradition, American Eagle and American Heritage brands. Our Class A motor homes range in length from 26 to 45 feet and have an average retail price of approximately $188,000. Class C units range in length from 22 to 31 feet and have an average retail price of approximately $78,000. For calendar 2005, two of the industry’s 10 top-selling Class A motor homes were manufactured by Fleetwood, as well as two of the 10 top-selling Class C motor homes.

Over the past three calendar years, Fleetwood’s travel trailer market share has declined from 12.7 percent to 8.7 percent due to increased competition in the travel trailer industry, our lack of participation in a few growing market segments, including luxury and hybrid products, and declining volume in our core Prowler, Terry, and Wilderness product lines as a result of uncompetitive product offerings in terms of features and price that has hampered retail demand. Backlogs for dealer orders, however, continue to be at significantly elevated levels compared to the prior year, primarily due to better acceptance of late floor plan introductions in our existing brands and the early introduction of a new toy hauler brand, Nitrous, and, to a lesser extent, replenishment of dealer inventory used for disaster relief activity. Beginning in April and throughout this summer, we are introducing completely redesigned core products that have enhanced features and benefits at a more competitive price. We believe that with these new products, combined with others under development, our market share position should improve.

We manufacture a variety of travel trailers under the Terry, Prowler, Wilderness, Mallard, Pioneer, GearBox, Nitrous, Pegasus, and Orbit nameplates. Our travel trailers are generally 8 feet wide, vary in length from 18 to 39 feet (including trailer hitch) and have an average retail price of approximately $29,000.

We are the largest manufacturer of folding trailers, which we sell under the Fleetwood brand name. Our folding trailers range in length from 17 to 27 feet when deployed, and have an average retail price of approximately $11,200. For calendar 2005, six of the industry’s 10 top-selling folding trailer brands were manufactured by us.

Manufactured Housing

Industry Overview

A manufactured home is a single-family house that is constructed in accordance with HUD construction and safety standards in a factory environment rather than at the home site. There are two basic categories of manufactured housing: single-section and multi-section. The manufactured housing industry grew significantly from 1991 to 1998, but has retrenched since then. According to the Manufactured Housing Institute (MHI), domestic shipments increased from 170,713 homes in calendar 1991 to 372,843 homes in calendar 1998, before declining to a 40-year low of 131,000 in calendar 2003. Although the industry shipped 146,744 homes in calendar 2005, once homes built for emergency shelter are excluded, the industry has remained at approximately the same level for three years. The manufactured housing industry’s share of new single-family housing starts experienced a similar cycle, growing from about 17 percent in calendar 1991 to 24 percent in calendar 1997, before declining to 7.9 percent in calendar 2005. We believe that the growth during the 1990s resulted from the increased availability of financing and also in large part from increasing consumer acceptance of manufactured housing, which was driven by the following:

•   improved product quality and design, and enhanced features;

•        a significant difference in the average price per square foot between site-built housing and manufactured housing;

•        favorable demographic and regional economic trends; and

•        increased availability and attractiveness of financing for manufactured housing dealers and consumers in 1991 through 1998 as a result of  liberal credit underwriting and more favorable rates and terms due to competition among lenders for more volume.

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

As acceptance of manufactured housing has increased among higher-income buyers and financing for single-section homes has become more scarce, volume mix has shifted toward larger, multi-section homes, which accounted for 65 percent of industry shipments in calendar 2005, up from 47 percent in calendar 1991. MHI estimates that, had the hurricanes in 2005 not occurred, multi-section units would have accounted for 75 percent of all shipments, up from 74 percent in 2004. The hurricane response contributed to an overall increase in total retail sales from approximately $4.7 billion in calendar 1991 to more than $7.5 billion in calendar 2005.

Approximately 70 percent of the manufactured homes produced in the United States are placed on individually owned lots. The balance are located on leased sites in manufactured housing communities. Due to zoning restrictions, most manufactured housing is sold in rural regions and towns outside of major urban areas.

The manufactured housing industry is cyclical, and is affected by general economic conditions and consumer confidence. For the most part, the industry has recovered from the burden created several years ago related to excess manufacturing and retailing capacity, high dealer inventories and competition from repossessed units being resold at greatly distressed prices. Retail sales continue to be below the levels of the late 1990s due to the discontinuation of loose credit practices, which artificially stimulated demand during that period until replaced by the current restrictive financing conditions.

With respect to the retail financing of manufactured housing, interest rates are generally higher and the terms of loans shorter than for site-built homes. In addition, some lenders have stopped extending loans to finance the purchase of manufactured homes. This has had the effect of making financing for manufactured homes even more expensive and more difficult to obtain relative to financing for site-built homes, which in turn has enjoyed a period of sustained low interest rates and liberal credit policies.

Retail financing was a significant factor in the expansion of the industry, particularly toward the latter part of the 1990s growth cycle, when competitive retail lenders employed relatively liberal underwriting standards to capture more business. Although a major catalyst in fueling higher sales volume through 1998, the lower standards gave rise to an abnormally high rate of defaults and repossessions. In turn, retail lenders responded by sharply curtailing the availability of financing to our retail customers and elevating underwriting standards to overly restrictive levels. At the same time, manufacturers found themselves competing for the sale of new homes with resellers of these repossessed homes. Due to the difficult environment for chattel financing nationwide, the industry has trended toward more “land and home” or mortgage-type financing. Chattel financing is personal property financing secured only by the home and not by the underlying land on which the home is sited.

Industry manufacturing and retail capacity have been reduced significantly in response to the financing environment. More than half of the retail lending capacity available in 2000 has exited the business. Although a few lenders have entered the market since late 2003, the volume of financing is still insufficient and has not yet translated into higher shipments. Ultimately, the reasonable availability of retail financing will be the key to an industry recovery. MHI projects that calendar 2006 will show shipments of 145,800, slightly below the hurricane-inflated shipments of 2005.

Our Manufactured Housing Business

We are the second largest producer of HUD-Code manufactured housing in the United States in terms of units shipped by us to dealers, and we distribute our products through a network of approximately 1,240 dealers in 46 states. In calendar 2005, approximately 83 percent of our homes were shipped to dealers in the 20 states that constitute the largest markets for manufactured housing, including Florida, California, Texas, Louisiana and Arkansas. We are a leading producer of both single-section and multi-section manufactured homes, and our share of the manufactured housing market, based upon shipments to dealers, was 16.2 percent in calendar 2005.

	Calendar Year Shipments
	2005		2004		2003
	Shipments	%	Shipments	%	Shipments	%
Industry shipments
Single-section	52,056	35%	33,985	26%	26,238	20%
Multi-section	94,688	65	96,817	74	104,699	80
Total	146,744	100%	130,802	100%	130,937	100%
Fleetwood shipments
Single-section	8,141	34%	7,717	33%	3,393	17%
Multi-section	15,618	66	15,327	67	16,260	83
Total	23,759	100%	23,044	100%	19,653	100%
Fleetwood share of shipments
Single-section	15.6%		22.7%		12.9%
Multi-section	16.5		15.8		15.5
Total	16.2%		17.6%		15.0%

Source: Manufactured Housing Institute

We held a 15.6 percent share of the single-section manufactured housing market in calendar 2005, as measured by shipments to dealers. Our single-section homes generally range in size from 530 square feet to 1,290 square feet. The average single-section home, excluding homes built for emergency shelter, retailed for approximately $30,000 (excluding land costs). Total single-section home shipments represented approximately 34 percent of our manufactured housing unit shipments in calendar 2005. Our single-section homes are designed for the affordable housing market, which includes first-time, retiree and value-oriented buyers. A disproportionately high share of the increase in single-section sales in calendar 2004 and 2005 was because of emergency relief projects and manufactured housing community operator purchases.

We held a 16.5 percent share of the multi-section manufactured housing market in calendar 2005, as measured by shipments to dealers. Our multi-section homes, which generally range in size from 750 square feet to 3,420 square feet, sold for an average retail price of approximately $57,000 (excluding land costs) and represented approximately 66 percent of our manufactured housing unit shipments in calendar 2005.

Supply Operations and Other Businesses

During fiscal 2006, our supply manufacturing operations included two fiberglass manufacturing companies that also produce various composite plastic parts. These businesses provide a reliable source of quality components for our principal manufacturing businesses, which include fiberglass, parts, lumber and other components, while also generating outside sales. In fiscal 2006, approximately 30 percent of the product volume of these manufacturing operations was used internally, and the remaining 70 percent was sold to third parties. The supply operations also include a lumber brokerage operation and an import distribution business, each of which provides our manufactured housing and recreational vehicle businesses with reliable sources of quality raw materials and components. Certain areas of our business experienced rising raw material costs as prices for oil, aluminum, copper and other commodities increased.

Discontinued Operations

Retail Housing and Financial Services

Like other manufacturers, we entered the retail business beginning in the late 1990s through acquisitions of independent retail dealers and by developing new locations. We also established a financial services subsidiary, HomeOne Credit Corp. (HomeOne), to provide finance and insurance products to customers of our retail operations as part of a vertically integrated housing strategy. As the retail market for manufactured housing continued to slow and losses in our retail operation increased, we downsized to better match our retail capacity to market demand. In March 2005, with the retail business still sustaining losses, we announced our intention to exit the manufactured housing retail and financial services businesses and focus on our core manufacturing activities. These businesses were designated as discontinued operations and were subsequently sold during the second quarter of fiscal 2006.

Competition in Our Business

The recreational vehicle market is highly competitive, with numerous participants. The five largest manufacturers represented approximately 66 percent of the retail market in calendar 2005, including our sales, which represented 12.5 percent of the total market. For calendar 2005, we held a 17.5 percent share of the motor home market, an 8.7 percent share of the travel trailer market and a 38.0 percent share of the folding trailer market.

The manufactured housing industry is also highly competitive. For calendar 2005, there were approximately 67 manufacturers, with the 10 largest companies accounting for approximately 78 percent of the retail market, including our sales, which represented 18.7 percent of the retail market. Manufactured homes compete with used and repossessed manufactured homes, new and existing site-built homes, apartments, townhomes and condominiums. Competition is based primarily on price, product features, reputation for service and quality, merchandising, and availability and cost of dealer and retail customer financing.

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

We have highly regarded dealer networks in each of our segments

Our dealer network includes many of the largest and most successful retailers in the recreational vehicle and manufactured housing industries. We strive to develop and implement “best practices” among our dealers through training programs and manuals. We have a comprehensive dealer agreement for all of our recreational vehicle dealers (endorsed by the Recreation Vehicle Dealers Association) that requires the dealer to meet certain criteria with regard to sales and stocking requirements and customer satisfaction goals. In the manufactured housing business, approximately 31 percent of our distribution points are exclusive.

We have proven engineering and innovative product development capabilities

Fleetwood generally conducts product development activities on a national basis for recreational vehicles and on a regional basis for manufactured housing in order to reflect regional preferences and trends. Under both approaches, projects are carefully evaluated throughout the entire product development process. We develop innovative new products and product enhancements through an integrated approach that includes retail customer and dealer surveys, market research, engineering, sales and manufacturing, and our suppliers. As a result, we are able to proactively design and manufacture quality products that address both industry trends and specific customer requirements in an efficient, cost-effective and timely manner.

We deliver high-quality products and customer service

We promote customer loyalty through the design of quality products and the delivery of a satisfying customer experience before, during and after the sale. Our approach to quality improvement focuses on increasing customer satisfaction by improving the quality and design of Fleetwood products and enhancing the customer’s shopping experience. In this regard, we have developed a number of ongoing processes, including:

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

We are led by an experienced management team whose interests are aligned with those of our shareholders

Both our manufactured housing and recreational vehicle groups benefit from the significant experience of our management. We have also recently enhanced our management team with the addition of seasoned industry veterans in key leadership positions who further strengthen our organization. All of our senior management team receives a portion of their annual compensation through equity incentives and a significant portion of cash compensation based on operating performance, directly aligning their interests with those of our shareholders.

Our Business Strategy

Our goals are to enhance our position as a leading provider of affordable, high-quality recreational vehicles and manufactured homes, to sustain long-term profitable growth and to enhance shareholder value. The key components of our business strategy are described below:

Focus on manufacturing operations

We have returned to our traditional focus on manufacturing operations and wholesale distribution channels in both our manufactured housing and recreational vehicle businesses and believe this will provide us with enhanced ability to regain the industry-leading position within both businesses. We completed the sale of our manufactured housing retail and financial services businesses during fiscal 2006. Our vertically integrated approach to the manufactured housing business came as a result of a strategic objective to protect our distribution channels and to take advantage of business opportunities within the manufactured housing retail and finance industries. Subsequent to that decision, we experienced a significant industry-wide decline in the market for manufactured housing. Our exit from these businesses was undertaken to stem persistent losses sustained in our retail operations.

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

Provide the best product and value proposition to our customers

Our goal is to consistently offer the highest quality product at an attractive value that is not exclusively price-driven. We seek to achieve the value proposition by focusing on the needs and preferences of our buyer populations at different price points by product. We believe we are also effective at controlling cost factors while maintaining high quality standards because of our economies of scale, purchasing efficiencies, and a leverageable fixed infrastructure. Our focus on engineering and innovative product development translates into products that meet ever-changing consumer preferences at the business unit level for recreational vehicles and at the regional level for manufactured housing. For example, we believe the design process is critical and we utilize feedback from development, manufacturing and marketing cycles. Those costs are absorbed over significant unit volumes and result in acceptable per-unit costs because of our market penetration and volumes. Our customers for both recreational vehicles and manufactured housing expect consistency and quality because of the brand reputation and awareness of our products in the market. Finally, we believe that the customers’ experience with our products remains consistent through changing economic and sociological cycles because of the depth and background of our management team, which has experience functioning in different environments.

Increase market share in targeted product segments

We are one of the nation’s leaders in both recreational vehicle and manufactured housing sales, and have been in a leadership position for over 30 years. In recreational vehicles, our motor home market share has shown improvement during calendar years 2003 and 2004 and then held steady in 2005 after losing share in 2001 and 2002. The increase in market share is mainly due to Class A and Class C product innovations that added many features. In late 2004, we introduced a new full-wall slide-out for our high-line gasoline product, with plans to quickly expand the technology to others. Our underlying technology, which is currently only available from Fleetwood, was introduced on three diesel models in fiscal 2006, and has been positively received by dealers and customers. In addition, we have refreshed most of the core motor home brands, adding floor plans with up to four slide-outs, as well as other features such as increased ceiling height and upgraded appliances and chassis performance. Consumer and dealer response to the new products has been positive. Additionally, we opened up a new Class C manufacturing facility on the East Coast, which allows us to cost-effectively produce products for that geographic region and has begun to enhance our Class C market share.

Over the past three calendar years, Fleetwood’s travel trailer market share has declined primarily due to increased competition, our lack of participation in a few growing segments and declining volume in our core Prowler, Terry and Wilderness products. We are in the process of introducing redesigned core products that will include several new and innovative floorplans in both the conventional and fifth-wheel segments. Our overall focus is to design each of our new products with the appropriate combination of features, benefits and pricing that will offer our customers the highest value relative to our competition. With our renewed focus on delivering high-value products, we anticipate longer-term market share growth. As the cycle in which a product is designed, produced, shipped and retailed is an extended length of time, we do not believe that we will see significant market share gains for a period of eight to 12 months.

In manufactured housing, we increased market share during calendar 2004 by aggressively developing our distribution network of independent retailers and park operators, and also by continuing to offer innovative product. We also participated in a disproportionate share of sales to provide emergency shelter to the Florida region. In calendar 2005, our market share was impacted by the sale of our Company-owned retail stores. Approximately 50 of those stores were subsequently closed and the remaining stores have purchased fewer homes. Additionally, business from community and park operators was lower in 2005 and our share of sales of emergency shelter, while still good, was lower than the prior year. We have responded to these challenges by aggressively seeking new dealers to replace stores that were closed and increasing our focus on regional designs for our manufactured homes. We will also evaluate the growing market for modular homes, which are built to local and regional building codes as opposed to the federal HUD code.

Sales and Distribution of Our Products

Consistent with industry practice, we have historically marketed our products through many independent dealers, none of which individually accounted for a material part of our total sales. We expect to continue following this industry practice in both recreational vehicles and manufactured housing, particularly now that we have sold our Company-owned retail stores.

As part of the sales process, we offer purchasers of our recreational vehicles comprehensive one-year warranties against defects in materials and workmanship, excluding only certain components separately warranted by a supplier. The warranty period for motor homes is one year or until the unit has been driven 15,000 miles, whichever occurs first, except for structural items, which are covered for three years. The travel trailer warranty is also for 12 months and folding trailer warranties cover 12 months on most parts and manufacturing-related defects. With respect to manufactured homes, our warranty covers a one-year period, and includes coverage for factory-installed appliances. Company-wide annual direct and indirect expenses for product warranties and service were approximately $121 million for fiscal 2006, $131 million for fiscal 2005, and $103 million for fiscal 2004. We believe that our warranty program is an investment that enhances our reputation for quality and reliability.

Financing of Our Products

Sales of recreational vehicles and manufactured homes are generally made to dealers under commitments by financial institutions that have agreed to finance dealer purchases. Consumer financing for recreational vehicles is currently readily available from a variety of sources including commercial banks, savings and loan institutions, credit unions and consumer finance companies. With respect to manufactured housing, wholesale and retail financing has historically been provided by similar lending sources, although highly concentrated with a few large institutions and by the finance affiliates of certain vertically integrated manufacturers/retailers.

Until May 1996, we owned Fleetwood Credit Corp. (FCC), which provided a substantial portion of the wholesale and retail financing for sales of our recreational vehicles. We sold FCC to Associates First Capital Corporation (Associates) in May 1996. In connection with the sale, an agreement was signed to assure continuing cooperation between Associates and us and to facilitate wholesale and retail financing for our retailers and customers. Early in calendar 1999, FCC was sold by Associates to Bank of America. We consented to an assignment of the operating agreement to the new owner. Under the agreement, we agreed to certain limitations on our involvement in recreational vehicle financing programs until May 2006.

Manufactured housing retail lenders have experienced higher loan losses and a more difficult funding environment over the last several years. Repossessions increased due to the fact that some lenders had made loans in earlier periods to less-qualified applicants, and a significant number of these borrowers defaulted on their loans. Access to the asset-backed securities market as a source of funding similarly has been constricted and the cost of funds has risen sharply. As a result, lenders reacted by tightening credit standards for manufactured housing borrowers by significantly increasing interest rates and in some cases by exiting the business.

Regulatory Issues Applicable to Our Business and Products

Our manufactured housing operations are subject to provisions of the Housing and Community Development Act of 1974, under which the U.S. Department of Housing and Urban Development (HUD) establishes construction and safety standards for manufactured homes, and also may require manufactured housing producers to send notifications to customers of noncompliance with standards or to repair or replace manufactured homes that contain certain hazards or defects. Our recreational vehicle operations are subject to a variety of Federal, state and local regulations, including the National Traffic and Motor Vehicle Safety Act, under which the National Highway Traffic Safety Administration (NHTSA) may require manufacturers to recall recreational vehicles that contain safety-related defects, and numerous state consumer protection laws and regulations relating to the operation of motor vehicles, including so-called “Lemon Laws.” In 2002, the Transportation Recall Enhancement Accountability Documentation Act was approved by Congress to be administered by the NHTSA. Under this rule, motor vehicle manufacturers (automotive, truck and RV) and motor vehicle equipment manufacturers are required to report information and submit documents relating to customer complaints, warranty claims, field reports, injuries, property damage and deaths. This information may assist NHTSA to promptly identify defects related to motor vehicle safety. Fleetwood has implemented systems and processes to meet these reporting requirements.

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

Our Relationship with Our Employees

As of June 1, 2006, we had approximately 11,500 employees. Most full-time employees are provided with paid annual vacations, group life insurance, medical and hospitalization benefits, a retirement plan and other fringe benefits. Approximately 630 of these employees hold management positions.

As of the same date, collective bargaining agreements were in effect at two of our manufacturing locations covering a total of approximately 750 employees. The expiration dates for these agreements are in September 2007 and October 2008. Except for employees at these two plants, none of our other employees are represented by a certified labor organization. In the past, we have experienced labor union organization activity at several manufacturing locations. However, in recent years labor union organizing activity has been subdued.

Seasonality

We have experienced, and expect to continue to experience, significant variability in sales, production and net income as a result of seasonality in our businesses. Demand for manufactured housing and, particularly, recreational vehicles, generally declines during the winter season, while sales and profits in both industries are generally highest during the spring and summer months. In addition, unusually severe weather conditions in some markets may delay the timing of purchases and shipments from one quarter to another.

Environmental Compliance

Our operations are subject to a variety of Federal and state environmental regulations relating to noise pollution and the use, generation, storage, treatment, emission and disposal of hazardous materials and wastes. We believe that we are currently in material compliance with applicable environmental regulations.

Item 1A. Risk Factors

Investors or potential investors in Fleetwood should carefully consider the risks described below. These risks are not the only ones we face. Additional risks of which we are presently unaware or that we currently consider immaterial may also impair our business operations and hinder our financial performance.

We have had significant losses in the last six fiscal years and it is possible that we may not be able to regain profitability in the foreseeable future. This could cause us to limit future capital expenditures and also increase the difficulty of implementing our business and finance strategies or meeting our obligations when due.

We have had net losses in each year since fiscal 2001. Continued losses may reduce our liquidity and may cause us to reduce our expenditures on capital improvements, machinery and equipment, and research and development. This could have a negative effect on our ability to maintain production schedules, manufacture products of high quality, and develop and manufacture new products that will achieve market acceptance. This could, in turn, have a negative effect on our sales and earnings. If we continue to suffer losses, we could be unable to implement our business and financial strategies or meet our obligations when due. Our losses in recent fiscal years were caused mostly by the following conditions:

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

•        variable economic conditions, stock market declines, and diminished consumer confidence;

•        caution in potential motor home buyers, particularly first-time buyers, caused by high and volatile fuel prices;

•        untimely entry into the manfactured housing retail business in the late 1990s;

•        excess retail inventories in manufactured housing in the early part of the decade;

•        overproduction of RVs during fiscal 2005, leading to excess finished goods inventories and increased retail inventories in our distribution network;

•        unforeseen manufacturing complexities resulting from the introduction of new products, primarily in the travel trailer segment; and

•        lack of market acceptance of certain new products.

We cannot provide assurance that the conditions that have resulted in our substantial losses since fiscal year 2001 will not continue in fiscal 2007 and beyond.

In addition to the foregoing conditions, actions we took in response to the circumstances that contributed significantly to the losses included:

•        downsizing initiatives within all our businesses, including asset impairment charges, the writedown of idle manufacturing facilities, employee severance payments and plant closing costs; and

•        impairment and other charges in fiscal 2005 and 2006 related reorganization and to the retail and financial services businesses, which were sold during fiscal 2006 and are presented as discontinued operations in the financial statements.

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

Under the senior secured facility agreement, as amended, we are not subject to a financial performance covenant except in the event that our average monthly liquidity, defined as cash, cash equivalents and unused borrowing capacity, falls below $90 million on a consolidated basis or $60 million within the borrowing subsidiaries. Under these circumstances, we are required to meet a designated cumulative EBITDA requirement. A breach of the covenant could result in a default under this facility, as well as a cross-default in our 5% convertible senior subordinated debentures and our capital lease obligations. In the event of a future default under our debt obligations, we cannot be certain that our lenders will agree to forebear from enforcing any remedies otherwise available to them or that they will grant us any further waivers or amend our covenants.

Our credit facility ranks senior to the convertible senior subordinated debentures and the 6% convertible subordinated debentures. Our credit facility is secured by substantially all of our assets, excluding the cash value of our Company-owned life insurance and certain fixed assets, including some of our real property. Upon the occurrence of an event of default, our lenders could elect to declare all amounts outstanding under the facility, together with accrued interest, to be immediately due and payable. A default under our senior secured facility could also cause a default under our 5% convertible senior subordinated debentures. If we were unable to repay all outstanding balances, the lenders could proceed against our assets, and any proceeds realized upon the sale of assets would be used first to satisfy all amounts outstanding under our senior debt and, thereafter, any of our other liabilities, including liabilities relating to our convertible securities.

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

We may not be able to obtain corporate financing in the future, and the terms of any future financings may limit our ability to manage our business. Difficulties in obtaining financing on favorable terms would have a negative effect on our ability to execute our business strategy.

In addition to capital available under the senior secured credit facility, we anticipate that we may be required to seek additional capital in the future, including financing necessary to refinance or replace existing long-term debt or to fund capital expenditures. There can be no assurance that we will be able to obtain future financings, if needed, on acceptable terms, if at all.

On July 20, 2005, Standard & Poor’s announced that it had lowered the Company’s corporate credit rating from BB- to B+, with a negative outlook. At the same time, it lowered its rating on the Company’s convertible senior subordinated debentures from B to B-. Standard & Poor’s rating for the outstanding issue of convertible trust preferred securities remains D despite the payment on February 15, 2006, of the accrued distributions on that security that had been previously deferred, as permitted by its terms. In lowering the ratings, Standard & Poor’s cited the Company’s losses from continuing operations in fiscal 2005, but also noted that the expected sale of the assets of Fleetwood’s retail business will eliminate the operating losses from that operation while creating some additional near-term liquidity. Standard & Poor’s said the move should also enable the newly configured management team to channel resources into quickly stemming the losses within the Company’s historically strong RV Group, although it indicated that the ratings remain highly vulnerable to further downgrade should these efforts prove more time consuming or costly than expected.

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

•        general economic and financial market conditions;

•        actual and anticipated volatility in the price and availability of fuel;

•        interest rates;

•        general conditions, including changes in demand and inventory levels, in the manufactured housing and recreational vehicle industries;

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

•        announcements and introduction of new products and models by us or our competitors and the success or failure of these new products and models;

•        developments related to regulations, including zoning regulations;

•        further downgrades of our corporate credit ratings of our senior implied debt or of specific securities; and

•        changes in senior management.

In addition, the stock market in general has experienced price and volume fluctuations that have affected the stock prices of companies in the manufactured housing and recreational vehicle industries and that may be unrelated to the operating performance of the companies within these industries. These broad market fluctuations may also adversely affect the market price of our common stock.

Ongoing weakness in the manufactured housing market and more recent weakness in the motor home market.

The manufactured housing industry has been in a prolonged slump that was initiated by undisciplined lending practices in the late 1990s. Although in recent years the industry has stabilized as default rates have fallen and inventories of repossessed homes have returned to more acceptable levels, there can be no assurance that the demand for manufactured housing will recover to what historically was considered more normal levels. More recently the motor home market has weakened in concert with lower consumer confidence, volatile fuel prices and rising interest rates. Ongoing weakness could limit growth opportunities and have a negative effect on future sales and profitability.

Global tensions and fuel shortages, higher prices for fuel or rising interest rates could have a negative impact on consumer confidence and could have a resulting negative effect on sales of recreational vehicles.

Gasoline or diesel fuel is required for the operation of motor homes and vehicles used to tow travel trailers and folding trailers. Particularly in view of increased international tensions and increased global demand for oil, there can be no assurance that the supply of these petroleum products will continue uninterrupted, that rationing will not be imposed, or that the price of or tax on these petroleum products will not significantly increase in the future. Increases in gasoline prices and speculation about potential fuel shortages, combined with rising interest rates, have had an unfavorable effect on consumer confidence in the past, including the recent past. As a result, these forces have caused a decline in demand for recreational vehicles from time to time, which then had a material adverse effect on our sales volume. This could happen again in the future. Increases in the price of oil also can result in significant increases in the price of many of the components in our products, which may have a negative impact on margins or sales volumes.

Availability and cost of financing for our retailers or retail customers, particularly in our manufactured housing business, could continue to affect our sales volume.

Our dealers, as well as retail buyers of our products, generally secure financing from third party lenders, which, in the case of manufactured housing, have been negatively affected by adverse loan experience. For example, Conseco, Associates, Chase and GreenPoint, which had been very important lenders for customers of our dealers in the 1990s, have withdrawn from the manufactured housing finance business. Reduced availability of such financing and higher interest rates have had, and continue to have, an adverse effect on the manufactured housing business and our housing sales. If third party financing were to become unavailable or were to be further restricted, this could have a material adverse effect on our results of operations. Availability of financing is dependent on the lending practices of financial institutions, financial markets, governmental policies and economic conditions, all of which are largely beyond our control. For example, floorplan lenders have tightened credit availability, Conseco and Deutsche have exited that business in the manufactured housing industry and Transamerica and Bombardier’s manufactured housing wholesale finance businesses have been acquired by General Electric Corp. In addition, quasi-governmental agencies such as Fannie Mae and Freddie Mac, which are important purchasers of loans from financial institutions, have tightened standards relating to the manufactured housing loans that they will buy. Most states classify manufactured homes as personal property rather than real property for purposes of taxation and lien perfection. Interest rates for manufactured homes are generally higher and the terms of the loans shorter than for site-built homes. In the current environment, financing for the purchase of manufactured homes is often more difficult to obtain than conventional home mortgages. There can be no assurance that affordable wholesale or retail financing for either manufactured homes or recreational vehicles will be available on a widespread basis in the future.

Our repurchase agreements with floorplan lenders could result in increased costs.

In accordance with customary practice in the manufactured housing and recreational vehicle industries, we enter into repurchase agreements with various financial institutions pursuant to which we agree, in the event of a default by an independent retailer in its obligation to these credit sources, to repurchase product at declining prices over the term of the agreements, typically 12, 18 or 24 months. The difference between the gross repurchase price and the price at which the repurchased product can then be resold, which is typically at a discount to the original sale price, represents a financial expense to us. Thus, if we were obligated to repurchase a large number of manufactured homes or recreational vehicles in the future, this would increase our costs, which could have a negative effect on our earnings. Tightened credit standards by lenders and more aggressive attempts to accelerate collection of outstanding accounts with dealers could result in defaults by dealers and consequent repurchase obligations on our part that may be higher than has historically been the case. During fiscal 2006, we repurchased 35 manufactured homes and 31 recreational vehicles at an aggregate gross purchase price of $2.1 million, incurring a loss upon resale of approximately $428,000, compared to repurchases during fiscal 2005 of 85 manufactured homes and 89 recreational vehicles at an aggregate purchase price of $6.3 million, and a loss upon resale of approximately $1.2 million.

Our businesses are both cyclical and seasonal and this can lead to fluctuations in our operating results.

The industries in which we operate are highly cyclical, as well as seasonal, and there can be substantial fluctuations in our manufacturing shipments, retail sales and operating results, and the results for any prior period may not be indicative of results for any future period. Companies within both the manufactured housing and recreational vehicle industries are subject to volatility in operating results due to external factors such as economic, demographic and political changes. Factors affecting the manufactured housing industry include:

•        interest rates and the availability of financing for manufactured homes;

•        apartment vacancies and rents;

•        interest rates and terms of financing for site-built homes;

•        defaults by retail customers resulting in repossessions;

•        general economic conditions;

•        inventory levels;

•        availability of manufactured home sites;

•        commodity availability and prices;

•        unemployment trends;

•        international tensions and hostilities; and

•        consumer confidence.

Factors affecting the recreational vehicle industry include:

•        overall consumer confidence and the level of discretionary consumer spending;

•        fuel availability and prices;

•        general economic conditions;

•        interest rates;

•        international tensions and hostilities;

•        inventory levels;

•        unemployment trends; and

•        commodity availability and prices.

We cannot provide assurance that the factors that are currently adversely affecting our business will not continue to have an adverse effect in the future.

We have also experienced, and expect to continue to experience, significant variability in sales, production and net income as a result of seasonality in our businesses. Demand for manufactured housing and, particularly, recreational vehicles, generally declines during the winter season, while sales and profits in both industries are generally highest during the spring and summer months. In addition, unusually severe weather conditions in some markets may delay the timing of purchases and shipments from one quarter to another.

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

Excess inventories of our products among retailers and housing repossessions may have a negative effect on our sales volume and profit margins.

The level of manufactured housing and recreational vehicle retail inventories and the existence of repossessed homes in the market can have a significant impact on manufacturing shipments and operating results, as evidenced in the manufactured housing industry during the past five years. The continuing deterioration in the availability of retail financing and competition from repossessed homes has extended the inventory adjustment period beyond what was originally expected. More liberal lending standards in the past resulted in loans to less-creditworthy customers, many of whom have defaulted on these loans. Lenders have repossessed the customers’ homes and resold them at prices significantly below the retail price of a new home, thereby increasing competition for manufacturers of new homes. This situation was exacerbated by the bankruptcy filings of Oakwood Homes and Conseco in 2003, which led both companies to sell large numbers of repossessed homes for cash at distressed prices at auctions or at wholesale, rather than to attempt to refinance the defaulted loans. These circumstances led to an increase in recent years in the number of available repossessed homes and to a further deterioration in the price of these homes. These factors appear to have stabilized; however, if they were to deteriorate once more, or if retail demand were to significantly weaken, the resulting inventory overhang could result in price competition and further pressure on profit margins within the industry and could have an adverse impact on our operating results. We may not be able to obtain financing in the future, and the terms of any future financings may limit our ability to manage our business. Difficulties in obtaining financing on favorable terms would have a negative effect on our ability to execute our business strategy.

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

The manufactured housing industry is highly competitive. As of December 31, 2005, there were approximately 67 manufacturers of homes and fewer than 5,000 active retailers. Based on retail sales, the 10 largest manufacturers accounted for approximately 78 percent of the retail manufactured housing market in calendar 2005, including our sales, which represented 18.7 percent of the market.

Competition with other housing manufacturers is based primarily on price, product features, reputation for service and quality, retail inventory, merchandising, and the terms and availability of wholesale and retail customer financing. Growth in manufacturing capacity during the 1990s increased competition at both the manufacturing and retail levels and resulted in both regional and national competitors increasing their presence in the markets in which we compete. Though manufacturing capacity has been curtailed since the late 1990s, overproduction of manufactured housing in these regions could lead to greater competition and result in decreased margins, which could have a material adverse effect on our results of operations.

In addition, manufactured homes compete with new and existing site-built homes, apartments, townhouses and condominiums. The supply of such housing has increased in recent years with the still ample availability of construction financing and relatively attractive mortgage financing, reducing the demand for manufactured homes.

Manufactured homes also compete with resales of homes that have been repossessed by financial institutions as a result of credit defaults by dealers or customers. Repossession rates for manufactured homes hit historic highs several years ago and although they have declined more recently, there can be no assurance that repossession rates will not rise again, thereby adversely affecting our sales volume and profit margins.

The manufactured housing industry, as well as the site-built housing development industry, has experienced consolidation in recent years, which could result in the emergence of competitors, including developers of site-built homes that are larger than we are and have greater financial resources than we have. For example, the large conglomerate Berkshire Hathaway has acquired two of our major competitors, Clayton Homes and Oakwood Homes. This combination could ultimately strengthen competition in the industry and adversely affect our business.

The recreational vehicle market is also highly competitive and it too has experienced some industry consolidation. Sales from the five largest manufacturers represented approximately 66 percent of the retail market in calendar 2005, including our sales, which represented 12.5 percent of the market. Competitive pressures, especially in the entry-level segment of the market for travel trailers, have resulted in a reduction of profit margins. Sustained increases in competitive pressures could have a material adverse effect on our results of operations. There can be no assurance that existing or new competitors will not develop products that are superior to our recreational vehicles or that achieve better consumer acceptance, thereby adversely affecting our sales volume and profit margins.

Changes in consumer preferences for our products or our failure to gauge those preferences could lead to reduced sales and additional costs.

We believe that historical consumer preferences for our products in general, and recreational vehicles in particular, are likely to change over time. We further believe that the introduction of new features, designs and models will be critical to the future success of our recreational vehicle operations. Delays in the introduction of new models or product features, or a lack of market acceptance of new features, designs or models, could have a material adverse effect on our business. For example, we may incur significant additional costs in designing or redesigning models that are not accepted in the marketplace. Products may not be accepted for a number of reasons, including changes in consumer preferences or our failure to properly gauge consumer preferences. We may also experience production difficulties, such as inefficiencies in purchasing and increased labor costs, as we introduce new models. We cannot be certain that new product introductions will not infringe on revenues from existing models and adversely affect our results of operations. There can be no assurance that any of these new models or products will be introduced to the market on time or that they will be successful when introduced.

We established a network of Company-owned retail stores that required significant restructuring and downsizing, but our efforts did not succeed in making it profitable. Our sale of the business in fiscal 2006 resulted in significant losses and restructuring charges, and fewer retail outlets. We have not yet fully replaced the distribution network.

We responded to the retail consolidation in the manufactured housing sector, beginning in fiscal 1998, by forming our own retail business and establishing a network of Company-owned stores to replace distribution points lost to competitors. We made numerous acquisitions between June 1998 and August 2001. We also originated more than 100 locations. The combination of the two strategies carried us to a high of 244 stores in November 2000. Since its inception, this business segment operated at a loss, and as the retail market for manufactured housing slowed, the losses grew. Although we had reduced the number of stores that we operated to 135 at the time we sold a substantial part of the business, the stores still purchased 16 percent of our wholesale output. While 85 of these stores are still in operation as independent Fleetwood outlets, we have experienced a loss in sales. Despite our efforts to replace or augment certain of these distribution points, there is no assurance that we can successfully do so.

The market for our manufactured homes is heavily concentrated in the southern part of the United States, and a continued decline in demand in that area could have a material negative effect on sales.

The market for our manufactured homes is geographically concentrated, with the top 15 states accounting for over 65 percent of the industry’s total retail sales in calendar 2005. The southern and south central United States accounts for a significant portion of our manufactured housing sales. A downturn in economic conditions in these regions that is worse than that of other regions could have a disproportionately material adverse effect on our results of operations. We have experienced a decline in the demand for manufactured homes in recent years in the southern and south central United States, and there can be no assurance that the demand for manufactured homes will not continue to decline in those regions or other areas in which we experience high product sales and any such decline could have a material adverse effect on our results of operations.

Increased costs, including costs of component parts and labor, potentially impacted by changes in labor rates and practices, could reduce our operating income.

Our results of operations may be significantly affected by the availability and pricing of manufacturing components and labor, as well as changes in labor practices. Although we attempt to mitigate the effect of any cost escalation in components and labor costs by negotiating with current or new suppliers and by increasing productivity or, where necessary, by increasing the sales prices of our products, we cannot be certain that we will be able to do so without it having an adverse impact on the competitiveness of our products and, therefore, our sales volume. Changes in labor rates and practices, including changes resulting from union activity, could significantly affect our costs and thereby reduce our operating income. If we cannot successfully offset increases in our manufacturing costs, this could have a material adverse impact on our margins, operating income and cash flows. Even if we were able to offset higher manufacturing costs by increasing the sales prices of our products, the realization of any such increases often lags behind the rise in manufacturing costs, especially in our manufactured housing operations, due in part to our commitment to give our retailers price protection with respect to previously placed customer orders.

We depend on a small group of suppliers for some of our components, and the loss of any of these suppliers could affect our ability to obtain components at competitive prices, which would decrease our sales or margins.

Most recreational vehicle and manufactured home commodity components are readily available from a variety of sources. However, a few proprietary or specialty components are produced by a small group of quality suppliers that have the capacity to support our requirements on a national basis. Primarily, this situation occurs in the case of motor home chassis, where Spartan and Freightliner supply diesel-powered chassis, and Workhorse Custom Chassis and Ford Motor Company are the dominant suppliers of Class A gas chassis, and Ford Motor Company is the dominant supplier of Class C chassis. Shortages, production delays or work stoppages by the employees of such suppliers could have a material adverse effect on our sales. If we cannot obtain an adequate chassis supply, this could result in a decrease in our sales and earnings.

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

Certain U.S. tax laws currently afford favorable tax treatment for the purchase and sale of recreational vehicles that are used as the equivalent of second homes. These laws and regulations have historically been amended frequently, and it is likely that further amendments and additional regulations will be applicable to us and our products in the future. Amendments to these and other tax laws and regulations and the implementation of new regulations, including, for instance, changes that affect our ability to utilize our net operating losses, could have a material adverse effect on our results of operations.

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

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have an adverse effect on our business and stock price.

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

We do not currently pay dividends on our common stock, and under the terms of the documents governing the Convertible Trust Preferred Securities, we have the right to defer payment of distributions on those securities.

On October 31, 2001, we announced that we would discontinue the payment of dividends on our common stock after the previously declared dividend payment on November 14, 2001. On October 31, 2001, we also elected to defer distributions due to be made on November 15, 2001, on the 6% convertible trust preferred securities and we had subsequently elected to defer all succeeding quarterly distributions through November 15, 2005. We recommenced dividend payments on the trust preferred securities on February 16, 2006, but under the terms of these securities, we have the option to again defer payment of the distributions for a period of up to 20 consecutive quarters. The deferral of distributions on the 6% convertible trust preferred securities would prevent us from declaring or paying any dividends on our common stock during the period of such deferrals. Although distributions on our 6% convertible trust preferred securities have resumed, any future resumption of payment of dividends on our common stock would be at the discretion of our Board of Directors and is not currently contemplated.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We own our 201,000 square foot executive offices, which are located on approximately 18.1 acres at 3125 Myers Street in Riverside, California. The following table describes additional property and buildings utilized for manufacturing, research and development and administrative purposes as of April 30, 2006. For the most part, we own these properties and buildings, except as noted below, and we believe they are suitable and adequate for our purposes. We have granted a security interest in some of these properties to our lenders under the senior secured credit facility and an equipment lease.

Facility and Location	Approximate Acreage	Approximate Square Footage
Plants Producing Manufactured Housing:
Glendale, Arizona	36.3	126,000
Perris, California(1)	13.0	93,800
Riverside, California	18.8	104,500
Woodland, California	15.8	145,600
Auburndale, Florida	15.6	102,700
Alma, Georgia	23.6	98,700
Douglas, Georgia	20.7	140,100
Pearson, Georgia	16.2	144,200
Willacoochee, Georgia	33.2	138,300
Nampa, Idaho	19.8	157,000
Garrett, Indiana	22.1	124,500
Benton, Kentucky	22.4	114,100
Pembroke, North Carolina	32.4	135,600
Woodburn, Oregon	22.4	200,600
Elizabethtown, Pennsylvania	19.7	116,800
Gallatin, Tennessee	18.2	197,700
Lafayette, Tennessee	43.3	133,000
Belton, Texas	20.8	164,600
Waco, Texas	18.3	125,900
Waco, Texas	13.0	120,600
Rocky Mount, Virginia	26.3	135,000
Woodland, Washington	22.4	169,600
Plants Producing Recreational Vehicles:
Motor Homes:
Riverside, California	45.2	293,900
Decatur, Indiana	91.6	473,900
Decatur, Indiana	25.3	184,700
Paxinos, Pennsylvania(2)	123.4	541,600
Travel Trailers:
Rialto, California(3)	18.8	111,700
Crawfordsville, Indiana(4)	14.4	143,300
Campbellsville, Kentucky	20.0	51,900
Williamsport, Maryland	33.6	86,500
Edgerton, Ohio(5)	30.3	94,300
LaGrande, Oregon	40.6	97,300
Pendleton, Oregon	21.2	202,300
Longview, Texas	46.7	313,100
Longview, Texas	10.2	12,100
Lindsay, Ontario, Canada	9.2	145,600

Lindsay, Ontario, Canada	19.0	73,200
Folding Trailers:
Somerset, Pennsylvania	42.6	407,000
Plants Producing Components:
Fontana, California	11.3	83,000
Riverside, California	10.0	111,000
Decatur, Indiana	20.3	257,500
Motor Home Service Facilities:
Decatur, Indiana	34.8	179,500
Riverside, California	11.9	157,800
Division Offices and Research and Development Facilities:
Riverside, California	21.9	234,100

(1)          Leased facility from an unaffiliated third party; opened in fiscal 2006.

(2)          Includes a facility expansion completed in the current fiscal year adding 161,400 square feet.

(3)          Includes 4.0 acres and a 28,100 square foot building leased from an unaffiliated third party.

(4)          Includes a 17,800 square foot building leased from an unaffiliated third party.

(5)          Plant re-opened during fiscal 2006.

Idle Facilities

There were 22 idle manufacturing facilities at the end of fiscal 2006 and 26 at the end of fiscal 2005. During fiscal 2006, we re-opened one travel trailer plant in Edgerton, Ohio, and deactivated one motor home parts distribution facility in Paxinos, Pennsylvania. Four idle housing facilities (Lexington, Mississippi; Bowling Green, Ohio; Wichita Falls, Texas; and Rocky Mount, Virginia) were sold.

The following Company-owned manufacturing facilities were not in operation as of April 30, 2006.

Facility and Location	Approximate Acreage	Approximate Square Footage
Alma, Georgia(1)	20.0	137,200
Broxton, Georgia	20.0	137,200
Douglas, Georgia	18.0	205,800
Fitzgerald, Georgia	18.6	124,400
Pearson, Georgia	13.3	133,200
Nampa, Idaho(2)	11.4	74,300
Garrett, Indiana	20.4	104,900
Hancock, Maryland	21.3	118,400
Lumberton, North Carolina	52.0	122,400
Pembroke, North Carolina(1)	—	73,500
Roxboro, North Carolina	20.0	112,600
Roxboro, North Carolina(2)	31.8	114,800
Cushing, Oklahoma	15.2	71,800
Woodburn, Oregon	29.2	56,500
Elizabethtown, Pennsylvania	17.5	101,000
Paxinos, Pennsylvania(2)	7.1	39,600
Westmoreland, Tennessee	38.6	165,100
Westmoreland, Tennessee	20.6	124,400
Belton, Texas	32.6	140,400
Longview, Texas	15.3	125,500
Waco, Texas	8.6	87,600
Waco, Texas(1)(3)	19.8	104,300

(1)          Acreage shared with active manufacturing facility.

(2)          Property subleased to a third party.

(3)          Manufacturing facility partially used for regional office operations.

Item 3. Legal Proceedings

In May 2003, the Company filed a complaint in state court in Kansas, in the 18th Judicial District, District Court, Sedgewick County, Civil Department, against The Coleman Company, Inc. (Coleman) in connection with a dispute over the use of the “Coleman” brand name. The lawsuit sought declaratory and injunctive relief. On June 6, 2003, Coleman filed an answer and counterclaimed against us alleging various counts, including breach of contract and trademark infringement. On November 17, 2004, after a hearing, the Court granted our request for a permanent injunction against Coleman prohibiting Coleman from licensing the Coleman name for recreational vehicles to companies other than Fleetwood. Coleman has appealed that ruling. At the conclusion of trial, on December 16, 2004, the jury awarded monetary damages against Fleetwood on Coleman’s counterclaim in the amount of $5.2 million. On January 21, 2005, the Court granted Coleman’s request for treble damages, making the total amount of the award approximately $14.6 million. A charge to record this award was reflected in the Company’s results for the third fiscal quarter of 2005. Payment will be stayed pending Fleetwood’s appeal, which has been filed. We anticipate that the appeal will be argued by the end of calendar 2006. Pending the appeal, Fleetwood was required to post a letter of credit for $18 million, representing the full amount of the judgment plus an allowance for attorneys’ fees and interest. The Company is pursuing all available appellate remedies.

Brodhead et al v. Fleetwood Enterprises, Inc. was filed in federal court in the Central District of California on June 22, 2005. The complaint states a claim for damages growing out of certain California statutory claims with respect to alleged defects in a specific type of plastic roof installed on folding trailers from 1995 through 2003. The plaintiffs have clarified that the class for which they are seeking certification extends to all owners of folding trailers produced by Fleetwood Folding Trailers, Inc. with this type of roof, as well as any former owners who may have had to pay to have this type of roof repaired. The subject matter of the claim is similar to a putative class action previously filed in California state court in Griffin et al v. Fleetwood Enterprises, Inc. et al. The California trial court denied class action certification in the Griffin matter on April 28, 2005, and the State of California—Court of Appeal upheld the denial in a ruling issued on May 11, 2006. Proceedings relating to the class certification in the Brodhead matter were stayed pending the outcome of the state court certification in Griffin. It is not possible at this time to properly assess the risk of an adverse verdict or the magnitude of any possible exposure with respect to either of the Brodhead or the Griffin complaints. Fleetwood intends to vigorously defend both matters.

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

Item 4. Submission of Matters to a Vote of Security Holders

At Fleetwood’s Annual Meeting of Shareholders held on September 13, 2005, the following four directors were elected to three-year terms on Fleetwood’s Board of Directors:  Loren K. Carroll, J. Michael Hagan, Douglas M. Lawson and John T. Montford. The following directors continued in office after the meeting, but were not elected at the meeting:  Paul D. Borghesani, Margaret S. Dano, James L. Doti, David S. Engelman, Thomas B. Pitcher, Elden L. Smith and Daniel D. Villanueva.

The shareholder votes on the elections were as follows:

	For	Withheld
Loren K. Carroll	51,364,739	343,383
J. Michael Hagan	51,111,155	596,967
Douglas M. Lawson	51,032,855	675,267
John T. Montford	51,111,944	596,178

In addition, the shareholders approved the Company’s new 2005 Senior Executive Short-Term Incentive Compensation Plan. The shareholder vote on the proposal was as follows:

For:	48,744,373
Against:	2,115,127
Abstain:	848,622

In addition, the shareholders ratified the appointment of Ernst & Young, LLP as the Company’s independent registered accounting firm. The shareholder vote on the proposal was as follows:

For:	51,596,842
Against:	102,670
Abstain:	8,610

The total number of shares of Fleetwood common stock outstanding as of July 25, 2005, the record date for the Annual Meeting of Shareholders, was 56,292,325.

Executive Officers of the Registrant

Name	Title	Age
Elden L. Smith	President and Chief Executive Officer	66
Christopher J. Braun	Executive Vice President—RV Group	46
Charles E. Lott	Executive Vice President—Housing Group	58
Boyd R. Plowman	Executive Vice President and Chief Financial Officer	62
Andrew M. Griffiths	Senior Vice President and Chief Accounting Officer	40
Todd L. Inlander	Senior Vice President and Chief Information Officer	41
Larry L. Mace	Senior Vice President—Supply and Materials	63
Leonard J. McGill	Senior Vice President, General Counsel and Secretary	48
Lyle N. Larkin	Vice President, Treasurer and Assistant Secretary	61
Michael B. Shearin	Vice President—Human Resources	40
James F. Smith	Vice President and Controller—Operations	58

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

Charles E. Lott rejoined Fleetwood in his current position in April 2005. Before retiring in 2002, he was a vice president, heading up the Housing Group’s Eastern Region, a position he had held since 1997. He has worked for Fleetwood for all but six years of his 33-year career in the manufactured housing industry.

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

Andrew M. Griffiths joined Fleetwood as Vice President, Controller and Chief Accounting Officer in February 2004. He was promoted to his current position in June 2006. From 2002 to 2004, he was a Managing Director with PricewaterhouseCoopers. Previously, he had 15 years of experience with Arthur Andersen, becoming a partner in 1999.

Todd L. Inlander was named Vice President—Information Technology and Chief Information Officer in September 2000, and he was promoted to his current position in September 2004. Previously, he had been a consultant with Arthur Andersen’s Los Angeles office since 1992.

Larry L. Mace was named to his current position in November 2003. He is responsible for Fleetwood’s supply subsidiaries and its corporate materials negotiations, as well as various administrative functions at Fleetwood’s Riverside headquarters. Mace has worked for Fleetwood since 1973 and has held a number of managerial positions in the Company, including purchasing positions at both the plant and corporate levels. Before his promotion, he had been Vice President—Purchasing, Supply Operations and Administration.

Leonard J. McGill was named to his current position in April 2005. He joined the Company in February 2002 as Vice President—Deputy General Counsel, and in November 2003 was promoted to Senior Vice President—Corporate Finance and Chief Governance Officer. Previously, he had been a corporate and securities attorney with the international law firm of Gibson, Dunn & Crutcher LLP from 1987 to 1993 and from 1999 to 2002, and from 1993 to 1999 he was in private practice with the law firm of Day, Campbell & McGill. He graduated from the Georgetown University Law Center with a Juris Doctor, magna cum laude, in 1986.

Lyle N. Larkin was hired by Fleetwood in 1979 as a Controller for the Motor Home Division and subsequently promoted to the positions of RV Group Controller and Controller—Operations. Prior to joining Fleetwood, he was an audit manager with Arthur Andersen, where he worked for nine years. He has served in his current position of Treasurer since 1990 and was promoted to Vice President in July 1998.

Michael B. Shearin rejoined Fleetwood in his current position in September 2005. He originally joined the Company in 1999 as its first compensation manager. In 2001, he was promoted to Human Resources Director—Compensation and Benefits. In 2002, he left Fleetwood to join McKesson Corporation. He was Director—Compensation and Benefits at McKesson until his return to Fleetwood.

James F. Smith joined Fleetwood in 1977 as Assistant Controller in the Housing Group. He was named RV Group Controller in 1987, and appointed as Vice President—Controller and Chief Accounting Officer in February 2001. He was named Vice President—Towable Operations in February 2004. He was appointed Vice President—Strategic Planning and Corporate Development in August 2004, and moved to his current position in June 2006.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following table lists the high and low intraday sales prices for our common stock during the past two fiscal years as reported on the New York Stock Exchange Composite Tape. There were no per-share dividends declared during the same periods. Our common stock is listed on the New York and the Pacific Stock Exchanges and trades on various regional exchanges (Ticker Symbol: FLE). Call and put options are traded on the American Stock Exchange and the Chicago Board Options Exchange.

Quarter	High	Low
Fiscal 2005
First Quarter	$16.14	$12.22
Second Quarter	15.60	10.82
Third Quarter	14.49	9.17
Fourth Quarter	10.18	7.81
Fiscal 2006
First Quarter	11.54	7.33
Second Quarter	13.69	8.78
Third Quarter	12.60	10.22
Fourth Quarter	12.34	9.37

On July 1, 2006, there were approximately 1,000 shareholders of record of our common stock.

Dividend Policy

On October 30, 2001, the Company announced that it would discontinue the payment of dividends. Any future resumption of dividends on our common stock would be at the discretion of our Board of Directors, and is not currently contemplated.

Equity Compensation Plan

Equity compensation plan information required by Item 201(d) of Regulation S-K is provided in Part III, Item 12 of this Form 10-K.

Item 6. Selected Financial Data

Five-Year Summary of Selected Financial Data

	Fiscal Years Ended April
	2006	2005	2004	2003	2002
	(Amounts in thousands, except per share data)
Net sales	$2,432,400	$2,374,712	$2,360,606	$2,070,957	$1,952,285
Operating income (loss)	$29,505	$(43,538)	$78,869	$25,377	$(25,049)
Income (loss) from continuing operations before income taxes and cumulative effect of accounting change	$5,280	$(71,226)	$35,807	$(12,355)	$(56,700)
Benefit (provision) for income taxes	(11,345)	(1,351)	(18,449)	(4,502)	44,621
Income (loss) from continuing operations before cumulative effect of accounting change	(6,065)	(72,577)	17,358	(16,857)	(12,079)
Loss from discontinued operations, net	(22,372)	(88,882)	(39,619)	(53,882)	(69,214)
Cumulative effect of accounting change, net of income taxes	—	—	—	—	(80,635)
Net loss	$(28,437)	$(161,459)	$(22,261)	$(70,739)	$(161,928)
Net loss attributable to common shareholders, diluted	$(28,437)	$(161,459)	$(22,261)	$(70,739)	$(132,525)
Earnings (loss) per common share—diluted:
Income (loss) from continuing operations before cumulative effect of accounting change	$(.10)	$(1.31)	$.44	$(.47)	$(.35)
After-tax difference on exchange of convertible trust preferred securities	—	—	—	—	.86
Discontinued operations	(.38)	(1.61)	(1.01)	(1.50)	(2.04)
Cumulative effect of accounting change, net of income taxes	—	—	—	—	(2.37)
Net loss per common share	$(.48)	$(2.92)	$(.57)	$(1.97)	$(3.90)
Weighted average common shares—diluted	59,506	55,332	39,342	35,869	33,942
Balance sheet data at end of period:
Cash and marketable investments	$145,909	$45,476	$123,822	$69,776	$111,147
Property, plant and equipment, net	217,458	232,125	229,638	222,271	229,006
Total assets	862,035	1,010,247	1,075,709	954,094	1,015,700
Long-term debt	333,341	319,088	374,950	406,262	412,646
Total liabilities	691,090	884,791	829,427	843,126	840,957
Shareholders’ equity	170,945	125,456	246,282	110,968	174,743
Other Data:
Gross profit margin	17.4%	16.6%	17.7%	18.1%	19.2%
Operating income (loss) margin	1.2%	(1.8)%	3.3%	1.2%	(1.3)%
Depreciation and amortization	$24,682	$23,576	$24,580	$25,634	$26,172
Capital expenditures	15,842	33,724	26,017	19,075	17,788
Cash flow from operations	31,483	(59,909)	(3,175)	26,104	54,214
Cash flow from discontinued operations	41,750	(37,337)	(45,519)	(59,621)	(84,037)
Cash flow from investing activities	(16,919)	(24,378)	(21,177)	(7,508)	(60,166)
Cash flow from financing activities	37,027	40,910	119,733	(550)	80,453

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selected Segment Data

	Fiscal Years Ended April
	2006	2005	2004	2003	2002
	(Dollars in thousands)
OPERATING REVENUES:
RV Group
Motor homes	$976,698	$1,097,091	$1,104,624	$918,742	$716,734
Travel trailers(1)	551,501	477,610	570,420	441,886	378,412
Folding trailers	84,018	85,181	104,189	121,967	117,758
	1,621,217	1,659,882	1,779,233	1,482,595	1,212,904
Housing Group	795,596	785,547	657,388	667,087	842,536
Supply Group	50,214	57,020	41,120	37,178	34,032
Intercompany sales	(25,627)	(127,737)	(117,135)	(115,903)	(137,187)
	$2,432,400	$2,374,712	$2,360,606	$2,070,957	$1,952,285
OPERATING INCOME (LOSS):
RV Group	$216	$(39,169)	$58,146	$35,355	$(36,837)
Housing Group	38,818	6,387	5,440	(13,479)	17,172
Supply Group	2,244	3,816	6,065	2,079	8,868
Corporate and other	(11,773)	(14,572)	9,218	1,422	(14,252)
	$29,505	$(43,538)	$78,869	$25,377	$(25,049)
UNITS SOLD:
RV Group
Motor homes	9,074	10,566	11,203	9,935	8,366
Travel trailers(1)	34,425	28,927	34,351	30,016	27,263
Folding trailers	11,075	11,253	14,543	17,118	17,946
	54,574	50,746	60,097	57,069	53,575
Housing Group
Single-section	8,145	7,524	4,627	4,203	6,863
Multi-section	14,536	16,438	16,232	17,973	23,193
	22,681	23,962	20,859	22,176	30,056
Less intercompany	(673)	(3,486)	(3,414)	(3,790)	(4,886)
	22,008	20,476	17,445	18,386	25,170

Intercompany units sold represent Housing Group sales to the retail business, which was sold in fiscal year 2006 and is now treated as a discontinued operation. Units sold by the retail business were:

Retail
Single-section	359	1,079	1,164	916	1,903
Multi-section	1,034	3,078	3,563	4,088	5,835
	1,393	4,157	4,727	5,004	7,738

(1)          Includes sales of slide-in truck camper units in fiscal years ended 2002 and 2003.

Overview

Fleetwood is one of the nation’s leaders in producing both recreational vehicles and manufactured housing. The RV Group sold 54,574 and 50,746 recreational vehicles in fiscal 2006 and 2005, respectively. In calendar 2005, we had a 12.5 percent share of the overall recreational vehicle retail market, consisting of a 17.5 percent share of the motor home market, an 8.7 percent share of the travel trailer market and a 38 percent share of the folding trailer market. The Housing Group produced and shipped 22,681 and 23,962 manufactured homes in fiscal 2006 and 2005, respectively, and was the second largest producer of HUD-Code homes in the United States in terms of units sold, including intercompany sales. The Supply Group operates three supply companies that provide components for our manufactured housing and recreational vehicle operations, while also generating outside sales.

Our business began in 1950 producing travel trailers and quickly evolved to what are now termed manufactured homes. We re-entered the recreational vehicle business with the acquisition of a travel trailer operation in 1964. Our manufacturing activities are conducted in 16 states within the U.S., and to a much lesser extent in Canada. We distribute our manufactured products primarily through a network of independent dealers throughout the United States and Canada. In fiscal 1999, we entered the manufactured housing retail business through a combination of acquisitions and internal development of new retail sales centers. We later established a financial services subsidiary to provide finance and insurance products to customers of the retail operation. In March 2005, we announced our intention to sell the retail and finance businesses so that we could focus on our core businesses of RV and housing manufacturing and in July and August 2005, the majority of the assets of these businesses were sold. The retail and finance businesses are presented as discontinued operations throughout this annual report on Form 10-K.

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

•   written or oral approval for payment has been received from the dealer’s flooring institution;

•   a common carrier signs the delivery ticket accepting responsibility for the product as agent for the dealer; and

•   the product is removed from Fleetwood’s property for delivery to the dealer who placed the order.

Most manufacturing sales are made on cash terms, with most dealers financing their purchases under flooring arrangements with banks or finance companies. Products are not ordinarily sold on consignment, dealers do not ordinarily have the right to return products, and dealers are typically responsible for interest costs to floorplan lenders. On average, we receive payments from floorplan lenders on products sold to dealers within 15 days of the invoice date.

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

Insurance Reserves

Generally, we are self-insured for health benefits, workers’ compensation, products liability and personal injury insurance. Under these plans, liabilities are recognized for claims incurred (including those incurred but not reported), changes in the reserves related to prior claims and an administration fee. At the time a claim is filed, a liability is estimated to settle the claim. The liability for workers’ compensation claims is guided by state statute. Factors considered in establishing the estimated liability for products liability and personal injury claims are the nature of the claim, the geographical region in which the claim originated, loss history, severity of the claim, the professional judgment of our legal counsel, and inflation. Any material change in these factors could have an adverse impact on our operating results. We maintain excess liability insurance with outside insurance carriers to minimize our risks related to catastrophic claims.

Deferred Taxes

Deferred tax assets and liabilities are determined based on temporary differences between income and expenses reported for financial reporting and tax reporting. We are required to record a valuation allowance to reduce our net deferred tax assets to the amount that we believe is more likely than not to be realized. In assessing the need for a valuation allowance, we historically had considered relevant positive and negative evidence, including scheduled reversals of deferred tax liabilities, prudent and feasible tax planning strategies, projected future taxable income and recent financial performance. Since we have had cumulative losses in recent years, the accounting guidance suggests that we should not look to future earnings to support the realizability of the net deferred tax asset. Beginning in fiscal 2003, we concluded that a partial valuation allowance against our deferred tax asset was appropriate. At April 30, 2006, as part of our periodic assessments of the adequacy of the valuation allowance, the Company determined that the estimated benefits from available tax strategies were sufficient to support a deferred tax asset of $69.1 million and during fiscal 2006 recorded a net adjustment to the valuation allowance of $5.7 million with a corresponding charge to the provision for income taxes. The primary reason for this reduction was an increase, during the first quarter, in the market value of our convertible trust preferred securities of Fleetwood Capital Trust. At that time, improved expectations of the Company’s outlook, the announcement of a proposed exchange offer transaction relating to the convertible trust preferred securities and some upward movement in our stock price contributed to a lower discount from par value and diminished the magnitude of unrealized taxable gains in these securities. This was partially offset by a fourth quarter increase in unrealized taxable gains on real estate holdings. The remaining book value of the net deferred tax asset was supported by the availability of various tax strategies, which, if executed, were expected to generate sufficient taxable income to realize the book value of the remaining asset. We continue to believe that the combination of relevant positive and negative factors will enable us to realize the full value of the deferred tax assets; however, it is possible that the extent and availability of tax planning strategies will change over time and impact this evaluation. If, after future assessments of the realizability of our deferred tax assets, we determine that further adjustment is required, we will record the provision or benefit in the period of such determination.

Legal Proceedings

We are regularly involved in legal proceedings in the ordinary course of our business. Because of the uncertainties related to the outcome of the litigation and range of loss on cases other than breach of warranty, we are generally unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. In other cases, including products liability and personal injury cases, we prepare estimates based on historical experience, the professional judgment of our legal counsel, and other assumptions that we believe are reasonable. As additional information becomes available, we reassess the potential liability related to pending litigation and revise our estimates. Such revisions and any actual liability that greatly exceeds our estimates could materially impact our results of operations and financial position.

Repurchase Commitments

Producers of recreational vehicles and manufactured housing customarily enter into repurchase agreements with lending institutions that provide wholesale floorplan financing to independent dealers. The Company’s agreements generally provide that, in the event of a default by a dealer in its obligation to these credit sources, Fleetwood will repurchase product. With most repurchase agreements, our obligation ceases when the amount for which we are contingently liable to the lending institution has been outstanding for more than 12, 18 or 24 months, depending on the terms of the agreement. The contingent liability under these agreements approximates the outstanding principal balance owed by the dealer for units subject to the repurchase agreement less any scheduled principal payments waived by the lender. Although the maximum potential contingent repurchase liability approximated $180 million for inventory at manufactured housing dealers and $383 million for inventory at RV dealers as of April 30, 2006, the risk of loss is reduced by the potential resale value of any products that are subject to repurchase, and is spread over numerous dealers and financial institutions. The gross repurchase obligation will vary depending on the season and the level of dealer inventories. Typically, the fiscal third quarter repurchase obligation will be greater than other periods due to high dealer inventories. The RV repurchase obligation is greater than the manufactured housing obligation due to motor homes having a higher average selling price per unit and dealers holding more units in inventory. Past losses under these agreements have not been significant and lender repurchase demands have been funded out of working capital. In the past three fiscal years we have had the following repurchase activity:

	2006	2005	2004
	(Dollars in millions,)
Units	66	174	177
Repurchase amount	$2.1	$6.3	$3.7
Loss recognized	$0.4	$1.2	$0.6

Business Outlook

Industry motor home sales slowed considerably in calendar 2005 from 2004’s record pace. However, it is anticipated that industry motor home shipments will post a much smaller decline in 2006 compared to 2005, with most of the continued weakness in the Class A segment. We believe that sales are being adversely affected by concerns about rising interest rates, volatile fuel prices and diminished home equity financings. For the calendar year through April, industry motor home retail sales were down 15.1 percent while we were down 20.4 percent. Our slight market share erosion is primarily concentrated in the Class C and high-line diesel segments. Our decline in Class C market share is primarily due to the fact that we do not currently participate in certain entry-level and perceived fuel-efficient product niches. As calendar 2006 continues, we expect to benefit from the recently introduced Terra/Fiesta LX low-end Class A gas product offering. In the Class C category, we are assessing potential plans for new products that could compete in the entry-level and fuel-efficient categories. Our inventories of finished goods continue to be at reasonable levels and production rates have been adjusted to support underlying retail sales.

Our travel trailer operations received an uplift from disaster relief orders throughout much of fiscal 2006, although this activity declined during the fourth quarter. Overall industry travel trailer retail sales were 1 percent higher through calendar April 2006 compared to the same period in the prior year. Our market share has deteriorated from 9.0 percent to 6.7 percent over this same period, generally as a result of less competitive product offerings and erosion in dealer confidence that have caused some contraction in our shelf space on dealers’ lots in certain markets.

Initiatives to reverse these trends are well underway and are expected to take effect over time. Our order backlogs for dealer business continue to be at significantly elevated levels compared to the prior year primarily due to good acceptance of new floor plans introduced late in model year 2006, early introduction of the model year 2007 Nitrous product line, the recent restructuring of the sales organization to a brand-specific focus, and, to a lesser extent, dealer inventory replenishment due to disaster relief activity. Most importantly, we are now well into our model year 2007 product launch. Our overall focus is to design each of our new products with the appropriate combination of features and benefits that will offer our customers the highest value relative to our competition. We will launch more than 40 completely new floor plans with 22 of those being fifth-wheel products, the market segment where we have the lowest market share. In addition, we will introduce 11 new brand extensions that target specific industry market segments that will help us participate in a broader market. As the new model introductions will be spread over an extended length of time, we do not anticipate immediate improvements to our volume and market share but believe, over the ensuing year, that as the new products gain favor with dealers and retail customers, we will regain shelf space and bolster our shipments.

In anticipation of future growth as well as to reduce plant manufacturing complexities, we reopened a travel trailer plant in Edgerton, Ohio, that is now operational and successfully produced a portion of the remaining FEMA trailer order during the fourth quarter. In the longer run, the additional production line will allow us to simplify the production at two neighboring plants as each will specialize in building trailers of a specific construction type. We believe that collectively, our initiatives will be rewarded over the longer term by improved shipments, higher margins and a recovery in market share. In light of the continued slow market for motor homes, however, we are closely monitoring current market conditions for travel trailers.

Our market share in folding trailers continues to improve and through April of the current calendar year, market share has increased to 43.6 percent from 39.3 percent for the same period in the prior year due to Fleetwood’s retail unit sales rising by 4.8 percent, compared to an industry decline of 5.6 percent. We continue to take significant actions to improve the cost structure and streamline manufacturing operations in the folding trailer business in response to the continued weakness in the overall industry segment. As this segment recovers, we will be well positioned to capitalize on the increased demand.

Quality processes continue to be overhauled for the entire RV business and, although improvements are already apparent in our finished products, the full financial benefits will only be realized over the longer term through lower warranty and service costs. We have renewed our focus on dealer development activities and have restructured our sales organizations to focus on individual brands and/or products in order to address the deterioration of our distribution network and help to ensure each of our products is being appropriately represented, especially travel trailers and East Coast Class C products.

Favorable demographics suggest sustainable growth will likely be realized for RVs at least through the end of the decade as baby boomers reach the age brackets that historically have accounted for the bulk of retail RV sales. Additionally, younger buyers are also becoming interested in the RV lifestyle. These conclusions receive strong support from the University of Michigan 2005 national survey of recreation vehicle owners, sponsored by the Recreation Vehicle Industry Association.

The manufactured housing market has experienced a steep decline that began in 1999 before beginning to stabilize at or near a 40-year low in 2003. Competition from repossessed homes, as well as relatively high retail interest rates, more stringent lending standards and a shortage of retail financing for manufactured housing have adversely affected the industry. Overall, the industry appears to have stabilized, but market conditions by region are mixed. Traditional manufactured housing markets, such as Texas, the Midwest and parts of the Southeast, have performed poorly in the last several years, although they too appear to have stabilized more recently. Industry shipments increased by 11.7 percent in calendar 2005, but were essentially flat excluding sales of homes that were built to FEMA specifications for disaster relief. Industry shipments of units for disaster relief in the last two months of calendar 2005 caused our market share to decline from 17.6 percent to 16.3 percent for that year. The sale of the Company’s retail operations resulted in a $51 million decline in sales from fiscal 2005 to fiscal 2006. Of the 121 stores that were sold in August 2005, approximately 50 stores were immediately closed by the buyer. Sales lost as a result of closed stores totaled $34 million and sales to stores that remained open decreased by $17 million. The closure of 50 retail stores and reduced purchases by the remaining operating stores will continue to impact the Company’s sales volume and market share until the closed outlets are fully replaced or augmented. We also had fewer sales this year, as compared to fiscal 2005, through non-traditional channels, primarily to national operators of manufactured home communities.

Disaster relief orders from government agencies kept plants near capacity through the end of the calendar year, but current demand in the Gulf Coast region has been lower than anticipated as residents wait for the completion of clean-up efforts, insurance reimbursements and floodplain determinations. The sale of our network of Company-owned stores, which had a high concentration in these regions, may impact our ability to participate in any upswing in these areas until we are able to fully rebuild our distribution network. Some markets in the West, typically those that were less affected by high repossession levels and retail financing losses, remain healthy, but appear to be less robust in recent months than they were previously. The outlook in remaining areas continues to be uncertain. We are encouraged, however, by the excellent reviews our new regionally designed homes are receiving from dealers and consumers alike, although dealers have been generally slow to add to inventory by stocking our new models until existing inventory is sold.

Inventories of foreclosed homes have continued to decline; however, we expect to continue to compete with sales of repossessed homes in weaker geographical areas in the near term. Lenders continue to provide manufactured housing retail financing in limited amounts and use stringent underwriting practices and higher interest rates than for a mortgage on a traditional site-built home. Availability of financing has stabilized and may even be showing some signs of modest improvement. Depending on the extent of the financing actually generated, it is anticipated that manufactured housing industry conditions should improve, albeit slowly. We will continue to pursue other opportunities to supplement our business, such as increasing emphasis on modular homes and sales to community and park operators, land developers and the military. Longer-term demand for affordable housing is expected to grow as a result of the rebuilding requirements in the Gulf States, greater numbers of baby boomers reaching retirement age and the escalating cost of site-built homes and conventional mortgage interest rates. Improvements in engineering and design continue to position manufactured homes as a viable option in meeting the demands for affordable housing in new markets, such as suburban tracts and military sites, as well as in existing markets such as rural areas and manufactured housing communities and parks.

Following the sale of our retail housing and financial services businesses during fiscal 2006, the shift in focus back to our core manufacturing operations is essentially complete. At the same time, regions and individual manufacturing facilities have been given greater autonomy regarding product and operational decisions. We believe that our current, or soon to be introduced products for all areas of our business are feature-rich, innovative and price competitive. As a result, we generally expect to improve our market position over the course of the next fiscal year. Restructuring actions to date have resulted in a more cost-effective management structure with a greater emphasis on sustainable profitability. However, sluggish industry demand for motor homes and manufactured housing, combined with temporary parts shortages on some of our new travel trailer models, will place additional pressure on first quarter earnings and, as a result, we currently expect to be below breakeven at the operating income line.

Results of Operations

The following table sets forth certain statements of operations data expressed as a percentage of net sales for the periods indicated:

	Fiscal Years Ended April
	2006	2005	2004
Net sales	100.0%	100.0%	100.0%
Cost of products sold	82.6	83.4	82.3
Gross profit	17.4	16.6	17.7
Operating expenses	(15.9)	(17.7)	(14.5)
Other operating expenses, net	(0.2)	(0.8)	0.2
Operating income (loss)	1.2	(1.8)	3.3
Other income (expense)
Investment income	0.2	0.1	0.1
Interest expense	(1.2)	(1.2)	(1.8)
Other, net	—	(0.1)	(0.1)
Income (loss) from continuing operations before income taxes	0.2	(3.0)	1.5
Provision for income taxes	(0.5)	(0.1)	(0.8)
Net income (loss) from continuing operations	(0.2)	(3.1)	0.7
Discontinued operations	(0.9)	(3.7)	(1.7)
Net loss	(1.2)%	(6.8)%	(0.9)%

Consolidated Results Fiscal Year 2006 Compared with Fiscal Year 2005

Consolidated Results:

The following table presents net loss and diluted loss per share for fiscal 2006 and 2005 (amounts in thousands, except per share data):

	Fiscal Years Ended April
	2006		2005
	Amount	% of Net Sales	Amount	% of Net Sales	Change	% Change
Net loss from continuing operations	$(6,065)	(.2)%	$(72,577)	(3.1)%	$66,512	91.6%
Net loss	(28,437)	(1.2)	(161,459)	(6.8)	133,022	82.4
Diluted loss per share	$(.48)		$(2.92)

The substantial decrease to the net loss from continuing operations during fiscal 2006 stems primarily from improved operating results further enhanced by lower net interest expense and partially offset by an increase in non-cash tax expenses. The decrease in our net loss for this fiscal year was even more pronounced due to the sizable reduction to losses from discontinued operations following the sale of our retail and financial services business in August 2005.

Net Sales

The following table presents consolidated net sales by group for fiscal 2006 and 2005 (amounts in thousands):

	2006		2005
	Amount	% of Net Sales	Amount	% of Net Sales	Change	% Change
RV Group	$1,612,217	66.3%	$1,659,882	69.9%	$(47,665)	(2.9)%
Housing Group	795,596	32.7	785,547	33.1	10,049	1.3
Supply Group	50,214	2.1	57,020	2.4	(6,806)	(11.9)
Intercompany sales	(25,627)	(1.1)	(127,737)	(5.4)	102,110	79.9
Net sales	$2,432,400	100.0%	$2,374,712	100.0%	$57,688	2.4%

Consolidated net sales increased by 2.4 percent or $57.7 million. RV sales were generally weak throughout the year, although sales of travel trailers for use as emergency shelter in the Gulf Coast region provided a boost to revenues and reduced the year-over-year decline to 2.9 percent. Manufactured housing revenues increased by 1.3 percent, also assisted by the sale of units intended for use as emergency shelter, partially offset by lower sales to former Company-owned retail stores, a number of which were closed following their sale. Intercompany sales to the retail housing business, prior to its sale in August 2005, are excluded from consolidated revenues. Revenues from both the retail and financial services businesses are presented separately as part of discontinued operations.

Consolidated Net Sales, Cost of Sales and Gross Profit

The following table presents consolidated net sales, cost of sales and gross profit for fiscal 2006 and 2005 (amounts in thousands):

	2006		2005
	Amount	% of Net Sales	Amount	% of Net Sales	Change	% Change
Net sales	$2,432,400	100.0%	$2,374,712	100.0%	$57,688	2.4%
Cost of sales	2,009,708	82.6	1,979,482	83.4	30,226	1.5
Gross profit	$422,692	17.4%	$395,230	16.6%	$27,462	6.9%

Gross profit margin increased to 17.4 percent of sales compared to 16.6 percent last year. A significant focus was placed on more effectively managing production schedules and improving plant efficiencies. The additional unit volume from the production of emergency shelter units also enabled plants to operate with higher capacity utilization, particularly those in the travel trailer business, where margins had previously been negatively impacted from producing lower volumes of a wide variety of unique products. Also, the prior year margins were impacted by inefficiencies associated with vacillating RV production rates during the second half of fiscal 2005 in order to align inventories and supply with weakening demand. Certain areas of our business continued to experience rising raw material costs as prices for oil, aluminum, copper and other commodities increased. Higher fuel prices also contributed to an increase in shipping costs.

Operating Expenses

The following table presents operating expenses for fiscal 2006 and 2005 (amounts in thousands):

	Fiscal Years Ended April
	2006		2005
	Amount	% of Net Sales	Amount	% of Net Sales	Change	% Change
Selling	$62,092	2.5%	$76,642	3.2%	$(14,550)	(19.0)%
Warranty and service	120,593	5.0	131,290	5.5	(10,697)	(8.1)
General and administrative	204,448	8.4	212,255	9.0	(7,807)	(3.7)
Operating expenses	$387,133	15.9%	$420,187	17.7%	$(33,054)	(7.9)%

A restructuring of the housing sales organization contributed to a reduction in selling costs combined with lower overall expenditures on strategic ventures and marketing initiatives. Warranty expenses for both groups declined due to lower incurred warranty costs combined with lower reserves. Responsibility for service and warranty work was transitioned back to the manufactured housing and travel trailer plants during the year and this, combined with initiatives to manage quality issues, had a positive impact on costs in this area. General and administrative expenses decreased due to lower workers’ compensation costs, consulting costs and headcount reductions, partially offset by higher variable compensation costs.

Other Operating Expenses, net

Other operating expenses, net in fiscal 2006 consisted of impairment charges of $1.6 million and severance costs of $5.0 million, partially offset by net gains on sale of fixed assets of $0.5 million. Other operating expenses, net in fiscal 2005 consisted of litigation charges of $16.3 million, including charges related to a $14.6 million judgment in the dispute with Coleman, as well as impairment charges of $1.9 million and severance costs of $2.9 million, partially offset by net gains on sale of fixed assets of $2.5 million.

Other Income (Expense)

Other income (expense) improved by $3.5 million to $(24.2) million in fiscal 2006 when compared to the previous year. The change was attributable to costs of $2.7 million in the prior year related to transactions involving our trust preferred securities, as well as lower borrowings and higher invested balances at higher interest rates in the current year versus the prior year.

Recreational Vehicles:

The following table presents RV Group net sales by division for fiscal 2006 and 2005 (amounts in thousands):

	2006		2005
	Amount	% of Net Sales	Amount	% of Net Sales	Change	% Change
Motor homes	$976,698	60.6%	$1,097,091	66.1%	$(120,393)	(11.0)%
Travel trailers	551,501	34.2	477,610	28.8	73,891	15.5
Folding trailers	84,018	5.2	85,181	5.1	(1,163)	(1.4)
Net sales	$1,612,217	100.0%	$1,659,882	100.0%	$(47,665)	(2.9)%

In calendar 2005, our motor home market share decreased slightly to 17.5 percent and retail unit sales decreased by 9.2 percent compared to calendar 2004. In fiscal 2006 compared to fiscal 2005, wholesale revenues were down by a greater 11.0 percent. This was largely in line with the experience of the whole industry, which was impacted by adverse trends in consumer confidence stemming mostly from volatile fuel prices. In calendar 2006, the Company experienced market share growth in the Class C and diesel segments with market erosion in the Class A gas segment, primarily in the entry-level and high-line gas products.

Travel trailer sales were up 15.5 percent in fiscal 2006 compared to fiscal 2005. Wholesale shipments benefited from the sale of emergency living units, which generated $121.6 million of additional revenue in fiscal 2006 compared to fiscal 2005. Sales to our traditional dealer network, in terms of units, decreased by approximately 13 percent and underlying retail unit sales were down by 3.3 percent in calendar 2005 compared to the previous year. This continued a trend of eroding market share, particularly in the higher-priced fifth-wheel travel trailer class to 4.5 percent and conventional travel trailers to 10.6 percent, that can be attributed to a mismatch of value and features in our products, relative to the competition.

Folding trailer sales were down 1.4 percent, but market share increased slightly to 38 percent while the industry was down nearly 17 percent for calendar 2005. A prolonged industry decline slowed considerably as this market showed some signs of recovery by the end of the fiscal year. We continue to maintain a dominant market share in this segment.

The RV Group generated $216,000 of operating income in fiscal 2006, compared to an operating loss of $39.2 million in the prior fiscal year. Despite sales that were lower by 2.9 percent, higher margins and lower operating expenses contributed to the improvement in operating results. Prior year operating results also included a charge related to a $14.6 million judgment in the Coleman litigation.

The following table presents division operating income (loss) for fiscal 2006 and 2005 (amounts in thousands):

	2006		2005
	Amount	% of Net Sales	Amount	% of Net Sales	Change	% Change
Motor homes	$5,364	0.5%	$27,702	2.5%	$(22,338)	(80.6)%
Travel trailers	1,067	0.2	(40,897)	(8.6)	41,964	102.6
Folding trailers	(6,215)	(7.4)	(25,974)	(30.5)	19,759	76.1
RV Group	$216	0.0%	$(39,169)	(2.4)%	$39,385	100.6%

Manufactured Housing:

The following table presents Housing Group net sales for fiscal 2006 and 2005 (amounts in thousands):

	2006		2005
	Amount	% of Net Sales	Amount	% of Net Sales	Change	% Change
Wholesale sales	$795,596	100.0%	$785,547	100.0%	$10,049	1.3%

Results for the Housing Group consist of factory wholesale revenues, including sales to our retail business prior to its sale in August 2005. Transactions with our retail business prior to the sale were eliminated in consolidation, including any intercompany profit in inventory still held by the retail business. Revenues for the retail business are presented separately as part of discontinued operations.

Revenues in fiscal 2006 were up 1.3 percent from the prior year, and included $25.6 million of intercompany sales to Company-owned retail sales centers. Manufacturing unit volume decreased 5.3 percent to 22,681 homes, and the total number of housing sections was down 7.8 percent to 37,695 due to a shift in sales mix toward single-section homes. Multi-section homes represented 64 percent of factory shipments for the fiscal year versus 68 percent last year.

Sales volume was improved over the prior year because of significant sales of emergency shelter product in response to hurricane damage in the Gulf Coast region. This was partially offset by lower sales to manufactured housing community developers and to divested Company-owned stores.

Gross profit margin of 24.3 percent of sales was a 2.1 percent increase over the prior year. Operating costs decreased $13.2 million or 8 percent as a result of lower selling and product warranty expenses following a reorganization of these functions. Other operating expenses also decreased by $1.2 million, primarily due to charges in the prior year, including $1.9 million of impairment, $0.8 million for severance and $1.7 million in litigation costs. Overall results improved from an operating profit of $6.4 million to $38.8 million.

Supply Operations:

Including intercompany sales, our Supply Group contributed revenues of $209.7 million in fiscal 2006 compared to $232.8 million in fiscal 2005, of which $50.2 million and $57.0 million, respectively, were sales to third party customers. Operating income from sales to third party customers declined from $3.8 million to $2.2 million primarily as a result of lower margins and a gain on the sale of the drapery operation in the prior year.

Discontinued Operations:

In March 2005, we announced our intention to exit the manufactured housing retail and financial services businesses and the majority of the assets of these businesses were sold by August 2005. These businesses are presented as discontinued operations in the Company’s financial statements. Retail housing’s revenues during fiscal 2006 prior to the sale were $88.3 million, compared to $240.7 million for fiscal 2005. Unit sales for the retail operation were 1,393 homes in fiscal 2006, compared to 4,157 homes in the previous full year of operations. Losses from discontinued operations were $22.4 million in fiscal 2006, compared to $88.9 million in the prior year. The current year results include losses from retail operations prior to the sale.

Consolidated Results Fiscal Year 2005 Compared with Fiscal Year 2004

Consolidated Results:

The following table presents net loss and diluted loss per share for fiscal 2005 and 2004 (amounts in thousands, except per share data):

	Fiscal Years Ended April
	2005		2004
	Amount	% of Net Sales	Amount	% of Net Sales	Change	% Change
Income (loss) from continuing operations	$(72,577)	(3.1)%	$17,358	0.7%	$(89,935)	(518.1)%
Net loss	(161,459)	(6.8)	(22,261)	(0.9)	(139,198)	(625.3)
Diluted loss per share	$(2.92)		$(.57)

The change in our net income (loss) from continuing operations in fiscal 2005 was, in part, caused by the deterioration of operating results by $122.4 million compared to the prior year. This was partially offset by lower interest expense of $15.9 million due to the retirement or redemption of a portion of our 9.5% convertible subordinated debentures in transactions that straddled the end of the prior fiscal year and a lower tax provision, which was adversely impacted in 2004 by an adjustment to the deferred tax valuation allowance. Following the announcement in March 2005 that we planned to sell the retail housing and financial services subsidiaries, these businesses were designated as discontinued operations. The loss from discontinued operations in the fiscal 2005 totaled $88.9 million, including non-cash impairment charges of $51.1 million to record assets held-for-sale at their fair value less costs to sell. As a result, the net loss in fiscal 2005 increased by $139.2 million compared to the previous year.

Net Sales

The following table presents consolidated net sales by group for fiscal 2005 and 2004 (amounts in thousands):

	2005		2004
	Amount	% of Net Sales	Amount	% of Net Sales	Change	% Change
RV Group	$1,659,882	69.9%	$1,779,233	75.4%	$(119,351)	(6.7)%
Housing Group	785,547	33.1	657,388	27.8	128,159	19.5
Supply Group	57,020	2.4	41,120	1.7	15,900	38.7
Intercompany sales	(127,737)	(5.4)	(117,135)	(4.9)	(10,602)	(9.1)
Net sales	$2,374,712	100.0%	$2,360,606	100.0%	$14,106	0.6%

Consolidated net sales increased slightly by 0.6 percent or $14.1 million. RV sales remained strong in the early part of fiscal 2005 but weakened during the second half of the year. The prospect of softening retail sales caused dealers to maintain or reduce their inventories. This combined with a decline in market share in the towable division, contributed to a 6.7 percent reduction in RV wholesale revenues. Manufactured housing revenues increased by 19.5 percent as a result of improving industry demand in certain regional markets, higher prices, improved market share and significant sales in Florida in response to hurricane damage. Intercompany sales to the retail housing business are excluded from consolidated revenues. Revenues from both the retail and financial services businesses are presented separately as part of discontinued operations.

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

Gross profit margin fell to 16.6 percent of sales compared to 17.7 percent last year. A portion of this decline resulted from inefficiencies associated with vacillating RV production rates in the third and fourth quarters in order to adjust supply to accommodate weakening demand. However, we did not moderate RV production quickly enough in response to signs of weakening RV sales during the second and third fiscal quarters, causing disruption to production schedules throughout the remainder of the fiscal year. All areas of our business experienced rising raw material costs as prices for lumber, steel, aluminum and other commodities increased. Travel trailer operations were significantly impacted by these increases, combined with competitive pricing pressures and increased sales incentives, resulting in margin compression. Higher fuel prices also contributed to an increase in shipping costs.

Operating Expenses

The following table presents operating expenses for fiscal 2005 and 2004 (amounts in thousands):

	2005		2004
	Amount	% of Net Sales	Amount	% of Net Sales	Change	% Change
Selling	$76,642	3.2%	$68,576	2.9%	$8,066	11.8%
Warranty and service	131,290	5.5	103,194	4.4	28,096	27.2
General and administrative	212,255	9.0	171,476	7.2	40,779	23.8
Operating expenses	$420,187	17.7%	$343,246	14.5%	$76,941	22.4%

Higher housing sales, in conjunction with a variety of strategic ventures and marketing initiatives, accounted for most of the increase in selling expenses. Warranty expenses for the RV Group increased by $17.2 million due to higher incurred warranty costs combined with higher reserves. Housing Group warranty expenses also increased year over year since the prior year was reduced by positive reserve adjustments following a period of sustained cost reductions. General and administrative expenses were up due to increases in group health insurance expense, workers’ compensation costs, the costs of computer system upgrades and conversions, product development efforts and the costs of compliance related to the Sarbanes-Oxley legislation.

Other Operating Expenses, net

Other operating expenses, net consists of litigation charges of $16.3 million in fiscal 2005, including a $14.6 million judgment in the dispute with Coleman, as well as impairment charges of $1.9 million, severance costs of $2.9 million and net gains on sale of fixed assets of $2.5 million. Other, net in fiscal 2004 consisted of net gains on sale of fixed assets of $4.6 million. The sale of the drapery facility along with two idle plants generated $4.4 million of the gain.

Other Income (Expense)

Other income (expense) decreased by $15.4 million from $(43.1) million to $(27.7) million in fiscal 2005 when compared to the previous year. Net interest expense was down by $15.9 million primarily as a result of the conversion or redemption of the convertible preferred securities of Fleetwood Capital Trusts II and III, partially offset by the issuance of the $100 million convertible senior subordinated debentures. In the fourth quarter of fiscal 2004, we entered into various privately negotiated transactions with the holders of convertible trust preferred securities of Fleetwood Capital Trust III to convert their securities to common stock prior to their redemption dates. We paid a premium of $2.4 million in excess of interest accrued that is included in Other, net. A premium of $1.6 million resulted from similar transactions in the first quarter of fiscal 2005 with the holders of convertible preferred securities of Fleetwood Capital Trust II. Additionally, a charge of $1.1 million relating to previously deferred finance costs resulted from the redemption of the remainder of the Fleetwood Capital Trust II securities.

Recreational Vehicles:

The following table presents RV Group net sales by division for fiscal 2005 and 2004 (amounts in thousands):

	2005		2004
	Amount	% of Net Sales	Amount	% of Net Sales	Change	% Change
Motor homes	$1,097,091	66.1%	$1,104,624	62.1%	$(7,533)	(.7)%
Travel trailers	477,610	28.8	570,420	32.0	(92,810)	(16.3)
Folding trailers	85,181	5.1	104,189	5.9	(19,008)	(18.2)
Net sales	$1,659,882	100.0%	$1,779,233	100.0%	$(119,351)	(6.7)%

In calendar 2004, our motor home market share improved slightly to 17.9 percent and retail unit sales increased by 9 percent compared to calendar 2003. However, wholesale revenues were impacted by fluctuations in dealers’ retail inventories and decreased by 0.7 percent in fiscal 2005 compared to fiscal 2004. Prior year wholesale shipments contributed to a rise in dealer inventories at that time, whereas, in 2005, dealer inventories have contracted in response to signs of a softer retail market. In fiscal 2005, the Company experienced growth in the Class C and diesel segments with market erosion in the Class A gas segment.

Travel trailer sales were down 16.3 percent in fiscal 2005 compared to fiscal 2004. Wholesale ships in the prior fiscal year also benefited from increasing dealer inventories which, in the current year, were down slightly or were flat. Underlying retail unit sales were up by 4 percent in calendar 2004, compared to the prior year. Lost market share, particularly in the higher-priced fifth-wheel travel trailer class, added to the deterioration in wholesale results.

A continuing decline in folding trailer sales was consistent with the overall market decline for these products, although we continue to maintain dominant market share in this segment.

The RV Group incurred a $39.2 million operating loss in fiscal 2005, compared to operating income of $58.1 million in the prior fiscal year. The deterioration was mainly due to lower sales and margins in all divisions combined with the previously mentioned overproduction earlier in the year. Operating expenses increased from 11.1 percent of sales to 14.8 percent in the current year primarily due to higher selling costs from expanded RV market initiatives, higher warranty costs and a higher allocation of general and administrative costs.

The following table presents division operating income (loss) for fiscal 2005 and 2004 (amounts in thousands):

	2005		2004
	Amount	% of Net Sales	Amount	% of Net Sales	Change	% Change
Motor homes	$27,702	2.5%	$57,122	5.2%	$(29,420)	(51.5)%
Travel trailers	(40,897)	(8.6)	1,876	0.3	(42,773)	(2,280.0)
Folding trailers	(25,974)	(30.5)	(852)	(0.8)	(25,122)	(2,948.7)
RV Group	$(39,169)	(2.4)%	$58,146	3.3%	$(97,315)	(167.4)%

Manufactured Housing:

The following table presents Housing Group net sales for fiscal 2005 and 2004 (amounts in thousands):

	2005		2004
	Amount	% of Net Sales	Amount	% of Net Sales	Change	% Change
Wholesale sales	$785,547	100.0%	$657,388	100.0%	$128,159	19.5%

Results for the Housing Group consisted of factory wholesale revenues, including sales to our own retail stores. Transactions between these operating divisions were eliminated in consolidation, including any intercompany profit in inventory still held by the retail division. Revenues for the retail business were presented separately as part of discontinued operations.

Revenues in fiscal 2005 were up 19.5 percent from the prior year, and included $127.7 million of intercompany sales to Company-owned retail sales centers. Manufacturing unit volume increased 15 percent to 23,962 homes, but the total number of housing sections was up a lesser 9 percent to 40,867 due to a shift in sales mix toward single-section homes. Multi-section homes represented 68 percent of factory shipments for the fiscal year versus 78 percent last year.

Sales volume was improved over the prior year because of significant sales in Florida in response to hurricane damage, as well as improving industry conditions in certain stronger regional markets and sales to manufactured housing community developers.

Gross profit margin of 22.2 percent of sales was unchanged from the prior year. Operating costs increased $22.2 million or 16 percent as a result of higher product warranty expenses and overhead costs. Other operating expenses also increased by $5.3 million compared to the prior year, primarily due to a $1.9 million impairment charge, $0.8 million of severance charges, and litigation charges of $1.7 million in the current year. Overall results improved from an operating profit of $5.4 million to $6.4 million.

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

Discontinued Operations:

In March 2005, we announced our intention to exit the manufactured housing retail and financial services businesses. These businesses were presented as discontinued operations in the Company’s financial statements. Retail housing’s revenues declined 1 percent from $242.5 million to $240.7 million for fiscal 2005. Unit sales for the retail operation were down 12 percent to 4,157 homes. The average unit price increased by 12 percent to $56,181 for fiscal 2005 due to the sale of more multi-section homes and less discounting of prices, and gross margins declined slightly by 0.1 percent to 19.6 percent. The retail housing business incurred an operating loss of $85.2 million in fiscal 2005, before interest expense on inventory financing, compared to an operating loss of $35.9 million in fiscal 2004. The loss in 2005 includes non-cash impairment charges of $50.5 million to record assets held-for-sale at their estimated fair value less costs to sell. Interest expense on inventory financing increased slightly from $2.1 million to $2.4 million.

Discontinued operations also included the results of the financial services business. Operating losses were $0.3 million and $1.6 million in fiscal 2005 and 2004, respectively, before deducting interest expense on the warehouse line of $1.1 million in fiscal 2005. Interest expense in fiscal 2004 was not significant. The operating loss in fiscal 2005 included non-cash charges of $0.3 million to write-down loans held-for-sale to their net realizable value.

Liquidity and Capital Resources

We have used external funding sources, including the issuance of debt and equity instruments, to supplement working capital, fund capital expenditures and meet internal cash flow requirements on an as-needed basis. Cash totaling $31.5 million was provided by operating activities during fiscal 2006 compared to cash used of $59.9 million in fiscal 2005. In the current year, the loss from continuing operations, adjusted for depreciation and amortization, impairment charges and gains from sales of property, generated $19.7 million of operating cash. Changes in remaining working capital balances during this period provided $11.8 million in cash, comprised largely of funds generated by a $55.8 million reduction in inventories, mostly of motor home finished units, offset by a $58.0 million reduction in other liabilities, related to the $58.8 million payment on February 15, 2006, of deferred distributions on the Company’s 6% convertible trust preferred securities, plus accrued interest. In the prior year, cash consumed by operations resulted principally from a $72.6 million loss from continuing operations and a $43.6 million increase in inventories, partially offset by non-cash charges.

Net cash provided by discontinued operations during fiscal 2006 was $41.8 million compared to cash used of $37.3 million in the prior year. The cash generated in the current period resulted from the sale of the retail housing and financial services businesses, offset by the repayment of the retail flooring lines, the warehouse line of credit and losses from operations. Cash used in discontinued operations in the prior year related almost entirely to operating losses for that period, net of non-cash impairment charges.

Capital expenditures were $15.8 million in fiscal 2006 compared to $33.7 million in the same period last year, which included the addition of two new motor home paint facilities.

Net cash provided by financing activities was $37.0 million during fiscal 2006. The Company generated $66.0 million of net proceeds from the sale of common stock in a private placement transaction in November 2005. Short-term borrowings decreased by $49.2 million during the current year. At the end of the year, short-term borrowings under our secured syndicated credit facility, led by Bank of America, N.A., as administrative agent, were $2.5 million. Borrowings declined during the year by $52.5 million, primarily as a result of the repayment of the portion of the facility that was supported by the assets of the retail housing business. As of the end of fiscal 2006, lender commitments to the facility totaled $233.7 million. Our borrowing capacity, however, is governed by the amount of a borrowing base, consisting of inventories and accounts receivable, that fluctuates significantly from week to week. The borrowing base is revised weekly for changes in receivables and monthly for changes in inventory balances. At the end of the year, the borrowing base totaled $184 million. After consideration of standby letters of credit of $63.2 million and the outstanding borrowings, unused borrowing capacity was approximately $98.7 million. Long-term debt increased by approximately $14.3 million during the year, primarily as a result of a term loan in the original amount of $22 million, which was fully drawn upon during the first quarter and reduced by payments of $2.4 million during the year. Stock option exercises generated $5.9 million of proceeds in fiscal 2006.

As a result of the above-mentioned changes, cash and marketable investments increased $100.4 million from $45.5 million as of April 24, 2005, to $145.9 million as of April 30, 2006.

Credit Agreements:

During May 2004, our credit facility was renewed and extended until July 31, 2007. On March 2, 2005, we entered into an amendment to the facility to provide greater borrowing flexibility by establishing an overall limit on borrowings of $175 million, with an additional seasonal increase from December through

April to $200 million. In addition, a provision for borrowing against inventory within our asset borrowing base was raised to $110 million, with a seasonal increase to $135 million for the December through April time period. The amendment also reset the designated cumulative EBITDA covenant requirements that are invoked in the event that average monthly liquidity, defined as cash, cash equivalents and unused borrowing capacity, falls below $60 million within the borrowing subsidiaries or $90 million including the parent company. Further, the interest rate for revolving loans was increased slightly.

In May 2005, the borrowing base was supplemented by $15 million of additional real estate collateral provided to the bank group. Borrowings are secured by receivables, inventory and certain other assets, primarily real estate, and are used for working capital and general corporate purposes. In July 2005, the agreement governing the credit facility was further amended and restated, to incorporate prior amendments and increase total loan commitments to accommodate the previous $15 million addition to the revolver borrowing base and fund a new term loan, collateralized by real estate, in the amount of $22 million. These additions raise gross loan commitments to $212 million, with a seasonal uplift to $237 million from December through April. The loan commitments for both the addition to the revolver and the term loan were reduced on the first day of each fiscal quarter beginning on October 31, 2005, in the amounts of $750,000 and $785,715, respectively. As of April 30, 2006, after consideration of these reductions, loan commitments for the revolver and the term loan stood at $213.5 million and $20.4 million, respectively. In November 2005, the facility was further amended to reset the designated EBITDA covenant requirements. On May 9, 2006, subsequent to fiscal year end, the facility was once again amended to authorize the Company, if it should elect to do so, to engage in certain financial transactions with respect to either the outstanding 6% convertible trust preferred securities of Fleetwood Capital Trust due 2028, or the 5% convertible debentures due 2012, including repurchases (for up to $50 million in cash), incentivized conversions, or exchange offers. The May 2006 amendment also made refinements to the fixed-charge coverage ratio calculation that governs various pricing factors under the revolver that, in conjunction with the Company’s improved financial performance, resulted in a reduction in loan rates as of May 1, 2006.

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

Convertible Trust Preferred Securities:

In January 2002, we completed an offer of up to an aggregate of $37.95 million in liquidation amount of new 9.5% Convertible (Trust II) Trust Preferred Securities due February 15, 2013, in exchange for up to an aggregate of $86.25 million of the $287.5 million in liquidation amount of outstanding 6% Convertible

(Trust I) Trust Preferred Securities due February 15, 2028. Each new trust preferred security issued in the exchange offer was convertible, at the option of the holder, at any time into 1.752 shares of Fleetwood common stock (i.e., a conversion price of $12.56 per common share). With 1.725 million shares of new trust preferred issued in the exchange offer, the potential dilution to common shareholders upon conversion of the new exchange offer trust preferred was 3.0 million common shares.

In conjunction with the exchange offer, we offered to sell for cash $150 million of 9.5% Convertible (Trust III) Trust Preferred Securities due February 15, 2013. The cash offer closed on December 14, 2001. Each Trust III preferred security issued in the cash offer was convertible, at the option of the holder, at any time into 4.826 shares of Fleetwood common stock (i.e., a conversion price of $10.36 per common share). With 3.0 million shares of new trust preferred issued in the cash offer, the potential dilution to common shareholders upon conversion of the new cash offer trust preferred was 14.5 million common shares.

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

On May 5, 2004, the Company called the Trust II preferred securities for redemption with a redemption date of June 4, 2004. Several of the holders of the Trust II preferred securities converted their holdings to shares of the Company’s common stock, including some who entered into privately negotiated transactions with the Company to convert their securities, prior to the redemption date, in exchange for a cash incentive. Accordingly, as of the June 4, 2004, redemption date, pursuant to the Company’s call for redemption, 781,065 shares of the Trust II preferred securities had been converted into an aggregate of 1,368,074 shares of the Company’s common stock, and 943,935 shares of the Trust II preferred securities were redeemed for an aggregate of $22.2 million in cash, representing $20.8 million in aggregate amount, $1.3 million in redemption premium and $104,000 in accrued but unpaid interest to the redemption date.

Dividends and Distributions:

On October 30, 2001, the Company announced that it would discontinue the payment of dividends. Any future resumption of dividends on our common stock would be at the discretion of our Board of Directors, and is not currently contemplated.

Discontinued Operations:

During fiscal 2006, the manufactured housing retail and financial services businesses were sold. We currently expect to incur some minor ongoing expenses relating to the winding down of these businesses, but do not expect these amounts to be material to our results of operations or financial position.

Other:

In the opinion of management, the combination of existing cash resources, expected future cash flows from operations, and available lines of credit will be sufficient to satisfy our foreseeable cash requirements for the next 12 months, including up to $15 million for capital expenditures in fiscal 2007, to be utilized primarily for enhancements to manufacturing facilities.

Contracts and Commitments

Below is a table showing payment obligations for long-term debt, capital leases, operating leases and purchase obligations for the next five years and beyond:

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Amounts in thousands)
Long-term debt (excluding capital lease obligations and convertible subordinated debentures)(1)	$122,642	$3,360	$116,935	$456	$1,891
Capital lease obligations	7,560	2,566	4,646	348	—
Operating leases	11,495	3,739	5,613	2,143	—
Other long-term liabilities:
Deferred compensation and non-qualified retirement plans	33,609	6,075	10,164	6,266	11,104
Insurance reserves	53,799	17,531	36,268	—	—
Convertible subordinated debentures(2)	210,142	—	—	—	210,142
Total	$439,247	$33,271	$1 73,626	$9,213	$223,137

(1)   Long-term debt includes the $100 million aggregate principal amount of the 5% convertible senior subordinated debentures due in 2023, which are more fully described in Note 13 to the Company’s financial statements. Holders of these debentures have the ability, in whole or in part, to require the Company to repurchase these debentures as early as December 15, 2008, and the payment maturity above has been presented accordingly. The Company may, at its option, elect to pay the repurchase price in cash, its common stock or a combination thereof.

(2)   Includes $8.9 million of obligation that represents the purchase by the company of the common shares of the underlying trust. Our net obligation to third parties totaled $201.3 million.

Off-Balance Sheet Arrangements

We describe our aggregate contingent repurchase obligation in Note 16 to the Company’s financial statements and under Critical Accounting Policies in this Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Under the senior credit agreement, Fleetwood Enterprises, Inc. is a guarantor of the borrowings of Fleetwood Holdings, Inc., which includes most of the wholly owned manufacturing subsidiaries.

We describe our lease guarantees in Note 16 to the Company’s financial statements.

Fleetwood Enterprises, Inc. has also entered into 11 limited guarantees aggregating $4.4 million to certain obligations of certain retailers to floorplan lenders and an additional two unsecured guarantees aggregating $3.5 million for other obligations.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment.” Under current practice, the reporting entity can account for share-based payment under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and disclose share-based compensation as if accounted for under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Under the provisions of SFAS No. 123R, a public entity is required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award.

In November 2005, the FASB issued FASB Staff Position (FSP) SFAS 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” FSP SFAS 123R-3 provides an elective alternative transition method, to SFAS 123R, in accounting for the tax effects of share-based payment awards to employees. The elective method utilizes a computational component that establishes a beginning balance of the Additional Paid-In Capital (APIC) pool related to employee compensation and a simplified method to determine the subsequent impact on the APIC pool of employee awards that are fully vested and outstanding upon the adoption of SFAS 123R. The impact on the APIC pool of awards partially vested upon, or granted after, the adoption of SFAS 123R should be determined in accordance with the guidance in SFAS 123R. We do not intend to adopt the transition election of FSP SFAS 123R-3.

The Company expects to adopt SFAS No. 123R, effective with the beginning of the first quarter of fiscal 2007. Adoption of the standard is currently expected to reduce fiscal 2007 earnings by an amount consistent with the reductions shown in recent pro forma disclosures provided under the provisions of SFAS No. 123. Application of this pronouncement requires significant judgment regarding the assumptions used in the selected option pricing model, including stock price volatility and employee exercise behavior. Most of these inputs are either highly dependent on the current economic environment at the date of grant or forward-looking expectations projected over the expected term of the award. As a result, the actual impact of adoption on future earnings could differ significantly from our current estimate.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” which expands upon and strengthens existing accounting guidance concerning when a company should consolidate in its financial statements the assets, liabilities and activities of another entity. A revised Interpretation No. 46 was issued in December 2003 (FIN 46R).

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

The Company owned three Delaware business trusts that were established for the purpose of issuing optionally redeemable convertible trust preferred securities. The obligations of the business trusts to the holders of the trust preferred securities were all supported by convertible subordinated debentures issued by Fleetwood to the respective business trusts. In the first quarter of fiscal 2005, the preferred securities of two of the trusts were either converted or redeemed, and the debentures cancelled. Under FIN 46, which was adopted by the Company as of January 25, 2004, the trust preferred securities continued to be presented as minority interests based on the fact that the Company had the ability to “call” the trust preferred securities and that no single party held a majority of the preferred securities; therefore, the Company was considered the primary beneficiary of the trusts. Under FIN 46R, which was adopted by the Company as of April 25, 2004, the call option embedded in the trust preferred securities was determined to be clearly and closely related to the underlying security. FIN 46R confirmed that the call option could no longer be separately evaluated as a determinant of the primary beneficiary of the trusts. As a result, the business trusts were then deemed to have no primary beneficiary and they were deconsolidated, resulting in the presentation of the convertible subordinated debenture obligations to the underlying trusts as a long-term liability for all years presented. Amounts previously shown in the Statements of Operations as minority interest in Fleetwood Capital Trusts I, II and III, net of taxes, were reclassified for all periods presented to interest expense, with the related tax effect included in the tax provision. Other than as indicated, the Company does not believe that the adoption of FIN 46 or FIN 46R had a material impact on the Company’s financial position, results of operations or cash flows.

In November 2004, the FASB issued Emerging Issues Task Force (EITF) Issue No. 03-13, “Applying the Conditions in Paragraph 42 of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations,” having reached a consensus with respect to evaluating whether the criteria in SFAS 144 has been met for classifying as a discontinued operation a component of an entity that either has been disposed of or is classified as held for sale. To qualify as a discontinued operation, SFAS 144 requires that the cash flow of the disposed component be eliminated from the operations of the ongoing entity and that the ongoing entity not have any significant continuing involvement in the operations of the disposed component after the disposal transaction. The consensus was applied prospectively to a component of an entity that was either disposed or classified as held for sale in fiscal periods beginning after December 15, 2004, and was adopted by the Company beginning with the fourth quarter of fiscal 2005.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—An Amendment of Accounting Research Bulletin No. 43, Chapter 4.” SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, SFAS No. 151 requires that allocation of fixed and production facilities overhead to conversion costs should be based on normal capacity of the production facilities. The provisions in SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe that the adoption of SFAS No. 151 will have a significant effect on its results of operations or financial position.

In March 2004, the EITF reached consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 03-1). EITF 03-1 provides guidance on determining when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. EITF 03-1 is applicable to marketable debt and equity securities within the scope of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and equity securities that are not subject to the scope of SFAS 115 and not accounted for under the equity method of accounting. The FASB issued proposed (FSP) EITF 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1,” superseding EITF 03-1 and EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value”. The final FSP, retitled FSP SFAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” is applied prospectively and the effective date is for reporting periods beginning after December 15, 2005. The adoption of FSP FAS 115-1, issued by the FASB, did not have a material impact on our results of operations and financial condition.

In March 2005, FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143” (FIN 47). FIN 47 clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 requires a company to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of this statement did not have a material impact on the consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks related to fluctuations in interest rates on marketable investments, investments underlying a Company-owned life insurance program (COLI), and variable rate debt under the secured credit facility. In addition, market-related changes to our 6% convertible trust preferred securities indirectly may impact the amount of the deferred tax valuation allowance, which is currently dependent on available tax strategies, including the unrealized gains on these securities. We do not currently use interest rate swaps, futures contracts or options on futures, or other types of derivative financial instruments.

The vast majority of our marketable investments are in institutional money market funds or fixed rate securities with average original maturity dates of two weeks or less, minimizing the effect of interest rate fluctuations on their fair value.

With respect to the Company-owned life insurance program, the underlying investments are subject to both interest rate risk and equity market risk.

For variable rate debt, changes in interest rates generally do not influence fair market value, but do affect future earnings and cash flows. Based upon the amount of variable rate debt outstanding at the end of the year, and holding the variable rate debt balance constant, each one percentage point increase in interest rates occurring on the first day of an annual period would result in an increase in interest expense of approximately $222,000. For both fixed rate loans and debt, changes in interest rates generally affect the fair market value, but not earnings or cash flows. Currently, the effects of such changes on the Company’s financial statements are not expected to be material.

We do not believe that future market equity or interest rate risks related to our marketable investments or debt obligations will have a material impact on our results.

Item 8. Financial Statements and Supplementary Data

FLEETWOOD ENTERPRISES, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE
FOR THE YEAR ENDED APRIL 30, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Fleetwood Enterprises, Inc.

We have audited the accompanying consolidated balance sheets of Fleetwood Enterprises, Inc. as of April 30, 2006 and April 24, 2005, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended April 30, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fleetwood Enterprises, Inc. at April 30, 2006 and April 24, 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended April 30, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Fleetwood Enterprises, Inc.’s internal control over financial reporting as of April 30, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 7, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Orange County, California
July 7, 2006

Report of Independent Registered Public Accounting Firm on
Internal Control over Financial Reporting

Board of Directors and Shareholders
Fleetwood Enterprises, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Fleetwood Enterprises, Inc. maintained effective internal control over financial reporting as of April 30, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Fleetwood Enterprises, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Fleetwood Enterprises, Inc. maintained effective internal control over financial reporting as of April 30, 2006 is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Fleetwood Enterprises, Inc. maintained, in all material respects, effective internal control over financial reporting as of April 30, 2006 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Fleetwood Enterprises, Inc. as of April 30, 2006 and April 24, 2005 and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended April 30, 2006, and our report dated July 7, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Orange County, California
July 7, 2006

FLEETWOOD ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

	Years Ended April
	2006	2005	2004
Net sales:
RV Group	$1,612,217	$1,659,882	$1,779,233
Housing Group	795,596	785,547	657,388
Supply Group	50,214	57,020	41,120
Intercompany sales	(25,627)	(127,737)	(117,135)
	2,432,400	2,374,712	2,360,606
Cost of products sold	2,009,708	1,979,482	1,943,147
Gross profit	422,692	395,230	417,459
Operating expenses	387,133	420,187	343,246
Other operating expenses, net	6,054	18,581	(4,656)
	393,187	438,768	338,590
Operating income (loss)	29,505	(43,538)	78,869
Other income (expense):
Investment income	5,437	2,385	2,626
Interest expense	(29,662)	(27,349)	(43,258)
Other, net	—	(2,724)	(2,430)
	(24,225)	(27,688)	(43,062)
Income (loss) from continuing operations before income taxes	5,280	(71,226)	35,807
Provision for income taxes	(11,345)	(1,351)	(18,449)
Income (loss) from continuing operations	(6,065)	(72,577)	17,358
Loss from discontinued operations, net	(22,372)	(88,882)	(39,619)
Net loss	$(28,437)	$(161,459)	$(22,261)

	Years Ended April
	2006		2005		2004
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income (loss) per common share:
Income (loss) from continuing operations	$(.10)	$(.10)	$(1.31)	$(1.31)	$.45	$.44
Loss from discontinued operations	$(.38)	$(.38)	$(1.61)	$(1.61)	$(1.03)	$(1.01)
Net loss per common share	$(.48)	$(.48)	$(2.92)	$(2.92)	$(.58)	$(.57)
Weighted average common shares	59,506	59,506	55,332	55,332	38,357	39,342

See accompanying notes to consolidated financial statements.

FLEETWOOD ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	April 30, 2006	April 24, 2005
ASSETS
Cash	$123,141	$27,849
Marketable investments	22,768	17,627
Receivables	154,493	164,609
Inventories	177,832	233,591
Deferred taxes	18,847	25,762
Assets of discontinued operations	—	145,784
Other current assets	16,851	23,974
Total current assets	513,932	639,196
Property, plant and equipment, net	217,458	232,125
Deferred taxes	50,209	49,001
Cash value of Company-owned life insurance	29,938	36,946
Goodwill	6,316	6,316
Other assets	44,182	46,663
Total assets	$862,035	$1,010,247
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$65,333	$75,551
Employee compensation and benefits	53,267	59,036
Federal and state income taxes	2,217	—
Product warranty reserve	67,123	65,143
Insurance reserves	17,531	18,888
Other short-term borrowings	7,476	56,661
Accrued interest	7,197	52,446
Liabilities of discontinued operations	—	84,702
Other current liabilities	67,728	82,290
Total current liabilities	287,872	494,717
Deferred compensation and retirement benefits	33,609	38,771
Insurance reserves	36,268	32,215
Long-term debt	123,199	108,946
Convertible subordinated debentures	210,142	210,142
Total liabilities	691,090	884,791
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $1 par value, authorized 10,000,000 shares, none outstanding	—	—
Common stock, $1 par value, authorized 150,000,000 shares, outstanding 63,878,000 shares at April 30, 2006, and 56,043,000 at April 24, 2005	63,878	56,043
Additional paid-in capital	488,906	424,782
Accumulated deficit	(385,233)	(356,796)
Accumulated other comprehensive income	3,394	1,427
	170,945	125,456
	$862,035	$1,010,247

See accompanying notes to consolidated financial statements.

FLEETWOOD ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Years Ended April
	2006	2005	2004
CASH FLOWS FROM OPERATING aCTIVITIES:
Income (loss) from continuing operations	$(6,065)	$(72,577)	$17,358
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	23,206	22,158	18,963
Amortization of financing costs	1,476	1,418	5,617
Asset impairment charges	1,550	1,900	—
Gain on investment securities transactions	(12)	(33)	(39)
Gains on sale of property, plant and equipment	(471)	(2,512)	(4,656)
Non-cash charge on conversion of trust preferred securities	—	1,134	671
Changes in assets and liabilities—
(Increase) decrease in receivables	10,116	20,078	(41,235)
(Increase) decrease in inventories	55,759	(43,629)	(29,669)
(Increase) decrease in income tax receivable	4,021	(2,743)	535
Increase in federal and state income taxes payable	2,217	—	—
Decrease in deferred taxes	5,707	—	15,000
Decrease in cash value of Company-owned life insurance	7,008	11,863	6,195
(Increase) decrease in other assets	4,107	(5,880)	(8,620)
Increase (decrease) in accounts payable	(10,218)	(23,253)	19,914
Decrease in employee compensation and benefits	(10,931)	(3,000)	(8,507)
Increase (decrease) in product warranty reserve	1,980	11,222	(8,216)
Increase (decrease) in other liabilities	(57,967)	23,945	13,514
Net cash provided by (used in) operating activities	31,483	(59,909)	(3,175)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available-for-sale	(10,876)	(8,039)	(16,621)
Proceeds from sale of investment securities available-for-sale	5,763	7,694	13,979
Purchases of property, plant and equipment	(15,842)	(33,724)	(26,017)
Proceeds from sales of property, plant and equipment	4,036	9,691	7,482
Net cash used in investing activities	(16,919)	(24,378)	(21,177)
CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued—private placement	66,048	—	24,930
Increase (decrease) in short-term borrowings	(49,185)	50,923	(10,316)
Increase in long-term debt	14,253	6,787	99,802
Redemption of convertible subordinated debentures	—	(20,767)	—
Proceeds from exercise of stock options	5,911	3,967	5,317
Net cash provided by financing activities	37,027	40,910	119,733
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash used in operating activities	(25,067)	(36,458)	(46,153)
Net cash provided by (used in) investing activities	144,917	(879)	634
Net cash used in financing activities	(78,100)	—	—
Net cash provided by (used in) discontinued operations	41,750	(37,337)	(45,519)
Foreign currency translation adjustment	1,951	1,994	1,460
Increase (decrease) in cash	95,292	(78,720)	51,322
Cash at beginning of year	27,849	106,569	55,247
Cash at end of year	$123,141	$27,849	$106,569

See accompanying notes to consolidated financial statements.

FLEETWOOD ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Amounts in thousands)

					Accumulated
	Common Stock		Additional		Other	Total
	Number		Paid-In	Accumulated	Comprehensive	Shareholders’
	of Shares	Amount	Capital	Deficit	Income (Loss)	Equity
BALANCE APRIL 27, 2003	35,935	$35,935	$250,175	$(173,076)	$(2,066)	$110,968
Comprehensive loss:
Net loss	—	—	—	(22,261)	—	(22,261)
Other comprehensive income:
Foreign currency translation	—	—	—	—	1,460	1,460
Investment securities, net of taxes	—	—	—	—	43	43
Comprehensive loss						(20,758)
Vesting of deferred compensation related to restricted stock issuance	—	—	142	—	—	142
Stock options exercised	810	810	4,507	—	—	5,317
Common stock issued—private placement	2,674	2,674	22,256	—	—	24,930
Conversion of subordinated debentures to common stock	12,656	12,656	113,027	—	—	125,683
BALANCE APRIL 25, 2004	52,075	52,075	390,107	(195,337)	(563)	246,282
Comprehensive loss:
Net loss	—	—	—	(161,459)	—	(161,459)
Other comprehensive income:
Foreign currency translation	—	—	—	—	1,994	1,994
Investment securities, net of taxes	—	—	—	—	(4)	(4)
Comprehensive loss						(159,469)
Conversion of subordinated debentures to common stock	3,191	3,191	31,429	—	—	34,620
Stock options exercised	777	777	3,190	—	—	3,967
Amortization of restricted stock	—	—	56	—	—	56
BALANCE APRIL 24, 2005	56,043	56,043	424,782	(356,796)	1,427	125,456
Comprehensive loss:
Net loss	—	—	—	(28,437)	—	(28,437)
Other comprehensive income:
Foreign currency translation	—	—	—	—	1,951	1,951
Investment securities, net of taxes	—	—	—	—	16	16
Comprehensive loss						(26,470)
Common stock issued—private placement	7,000	7,000	59,048	—	—	66,048
Stock options exercised	835	835	5,076	—	—	5,911
BALANCE APRIL 30, 2006	63,878	$63,878	$488,906	$(385,233)	$3,394	$170,945

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

Fleetwood’s business began in 1950 through the formation of a California corporation. The present Company was incorporated in Delaware in 1977, and succeeded by merger to all the assets and liabilities of the predecessor company. Fleetwood conducts manufacturing activities in 16 states within the U.S., and to a much lesser extent in Canada. The Company also operated a manufactured housing retail business, Fleetwood Retail Corp. (FRC), and a financial services subsidiary, HomeOne Credit Corp. (HomeOne). These businesses were designated as discontinued operations in March 2005 and the majority of their assets were sold by August 2005.

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

Accounting period:

The Company’s fiscal year ends on the last Sunday in April. The year-end dates for the past three fiscal years were April 30, 2006, April 24, 2005, and April 25, 2004. Fiscal year 2006 includes 53 weeks whereas fiscal years 2005 and 2004 were 52 weeks long. The consolidated financial statements include the discontinued operations of FRC and HomeOne for the 13-month period ended April 30, 2006, and the 12-month periods ended March 31, 2005 and 2004.

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

Reclassification:

Certain amounts previously reported have been reclassified to conform with the fiscal 2006 presentation.

Revenue recognition:

Revenue is generally recorded when all of the following conditions have been met:

•        an order for a product has been received from a dealer,

•        written or verbal approval for payment has been received from the dealer’s flooring institution,

•        a common carrier signs the delivery ticket accepting responsibility for the product as agent for the dealer, and

FLEETWOOD ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Amounts billed to dealers for delivery of products are recognized as revenue with the corresponding delivery expense charged to cost of sales. Also, sales incentives are treated as a reduction of revenue.

Dealer volume rebates and sales incentives:

Estimated costs related to dealer volume rebates and sales incentives are accrued as a reduction of revenue at the time products are sold.

Product warranty costs:

Fleetwood provides retail customers of our products with a one-year warranty covering defects in material or workmanship with longer warranties on certain structural components. The Company records a liability based on the best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. Factors used in estimating the warranty liability include a history of units sold to customers, the average cost incurred to repair a unit and a profile of the distribution of warranty expenditures over the warranty period. Product warranty costs are included in operating expenses.

Depreciation:

Depreciation is provided using the straight-line method based on the following estimated useful lives:

•        Buildings and improvements—10-40 years

•        Machinery and equipment—3-15 years

Depreciation expense includes the amortization of assets acquired under capital lease arrangements.

Research and development costs and advertising expense:

The Company expenses research and development costs in the periods incurred. Expenditures for product research and development activities were $24.4 million in fiscal 2006, $28.7 million in fiscal 2005 and $21.8 million in fiscal 2004. Advertising expenditures, which are also expensed in the periods incurred, totaled $376,000 in fiscal 2006, $889,000 in fiscal 2005 and $1.1 million in fiscal 2004.

Income taxes:

Deferred income tax assets or liabilities are computed based on the difference between the financial statement and income tax basis of assets and liabilities using the statutory marginal tax rate. Deferred income tax expenses or benefits are based on the changes in the deferred asset or liability from period to period. A valuation allowance is provided when it is more likely than not that some portion or the entire deferred tax asset will not be realized.

FLEETWOOD ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash and Cash Equivalents:

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

Long-lived assets:

The Company assesses the recoverability of its long-lived assets by determining whether their net book value can be recovered through projected cash flows over the remaining life. If projections indicate that the value of long-lived assets will not be recovered, an adjustment is made to reduce the asset to fair value based upon estimated cash flows over the life of the asset, including recoverability upon sale, where appropriate, or other estimates of fair value such as discounting future cash flows. Cash flow projections, although subject to a degree of uncertainty, are based on trends of historical performance and management’s estimate of future performance, giving consideration to existing and anticipated competitive, market and economic conditions. Long-lived assets classified as held for sale, including assets in discontinued operations, are measured at the lower of their carrying amount or fair value less costs to sell. The Company ceases to depreciate any long-lived assets classified as held for sale.

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

FLEETWOOD ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

claims, as well as a factor for incurred but not reported claims. Products liability reserves include both case reserves on known claims as well as estimated liabilities for claims that have not been reported. Products liability reserves include estimated amounts for unpaid claims and claim adjustment expenses, which are based on historical experience and independent actuarial calculations.

Foreign currency translation:

Exchange adjustments resulting from foreign currency transactions are recognized currently in income, whereas adjustments resulting from the translation of non-U.S. functional currency financial statements are reflected in other comprehensive income (loss) as a separate component of shareholders’ equity. The assets and liabilities of the Canadian operation are translated to U.S. dollars at current exchange rates. Revenues and expenses are translated at the average exchange rates for the period. Gains or losses on foreign currency transactions in fiscal years 2006, 2005 and 2004 were not material.

New accounting pronouncements:

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment.” Under current practice, the reporting entity can account for share-based payment under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and disclose share-based compensation as if accounted for under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Under the provisions of SFAS No. 123R, a public entity is required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award.

In November 2005, the FASB issued FASB Staff Position (FSP) SFAS 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” FSP SFAS 123R-3 provides an elective alternative transition method, to SFAS 123R, in accounting for the tax effects of share-based payment awards to employees. The elective method utilizes a computational component that establishes a beginning balance of the Additional Paid-In Capital (APIC) pool related to employee compensation and a simplified method to determine the subsequent impact on the APIC pool of employee awards that are fully vested and outstanding upon the adoption of SFAS 123R. The impact on the APIC pool of awards partially vested upon, or granted after, the adoption of SFAS 123R should be determined in accordance with the guidance in SFAS 123R. We do not intend to adopt the transition election of FSP SFAS 123R-3.

The Company expects to adopt SFAS No. 123R effective with the beginning of the first quarter of fiscal 2007. Adoption of the standard is currently expected to reduce fiscal 2007 earnings by an amount consistent with the reductions shown in recent pro forma disclosures provided under the provisions of SFAS No. 123. Application of this pronouncement requires significant judgment regarding the assumptions used in the selected option pricing model, including stock price volatility and employee exercise behavior. Most of these inputs are either highly dependent on the current economic environment at the date of grant or forward-looking expectations projected over the expected term of the award. As a result, the actual impact of adoption on future earnings could differ significantly from our current estimate.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” which expands upon and strengthens existing accounting guidance concerning when a company

FLEETWOOD ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

should consolidate in its financial statements the assets, liabilities and activities of another entity. A revised Interpretation No. 46 was issued in December 2003 (FIN 46R).

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

The Company owned three Delaware business trusts that were established for the purpose of issuing optionally redeemable convertible trust preferred securities. The obligations of the business trusts to the holders of the trust preferred securities were all supported by convertible subordinated debentures issued by Fleetwood to the respective business trusts. In the first quarter of fiscal 2005, the preferred securities of two of the trusts were either converted or redeemed, and the debentures cancelled. Under FIN 46, which was adopted by the Company as of January 25, 2004, the trust preferred securities continued to be presented as minority interests based on the fact that the Company had the ability to “call” the trust preferred securities and that no single party held a majority of the preferred securities; therefore, the Company was considered the primary beneficiary of the trusts. Under FIN 46R, which was adopted by the Company as of April 25, 2004, the call option embedded in the trust preferred securities was determined to be clearly and closely related to the underlying security. FIN 46R confirmed that the call option could no longer be separately evaluated as a determinant of the primary beneficiary of the trusts. As a result, the business trusts were then deemed to have no primary beneficiary and they were deconsolidated, resulting in the presentation of the convertible subordinated debenture obligations to the underlying trusts as a long-term liability for all years presented. Amounts previously shown in the Statements of Operations as minority interest in Fleetwood Capital Trusts I, II and III, net of taxes, were reclassified for all periods presented to interest expense, with the related tax effect included in the tax provision. Other than as indicated, the Company does not believe that the adoption of FIN 46 or FIN 46R had a material impact on the Company’s financial position, results of operations or cash flows.

In November 2004, the FASB issued Emerging Issues Task Force (EITF) Issue No. 03-13, “Applying the Conditions in Paragraph 42 of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations,” having reached a consensus with respect to evaluating whether the criteria in SFAS 144 has been met for classifying as a discontinued operation a component of an entity that either has been disposed of or is classified as held for sale. To qualify as a discontinued operation, SFAS 144 requires that the cash flow of the disposed component be eliminated from the operations of the ongoing entity and that the ongoing entity not have any significant continuing involvement in the operations of the disposed component after the disposal transaction. The consensus was applied prospectively to a component of an entity that was either disposed or classified as held for sale in fiscal periods beginning after December 15, 2004 and was adopted by the Company beginning with the fourth quarter of fiscal 2005.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—An Amendment of Accounting Research Bulletin No. 43, Chapter 4.” SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, SFAS No. 151 requires that allocation of fixed and production facilities overhead to conversion costs should be based on normal capacity of the production facilities.

FLEETWOOD ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The provisions in SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe that the adoption of SFAS No. 151 will have a significant effect on its results of operations or financial position.

In March 2004, the EITF reached consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 03-1). EITF 03-1 provides guidance on determining when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. EITF 03-1 is applicable to marketable debt and equity securities within the scope of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and equity securities that are not subject to the scope of SFAS 115 and not accounted for under the equity method of accounting. The FASB issued proposed FSP EITF 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1,” superseding EITF 03-1 and EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value”. The final FSP, retitled FSP SFAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” is applied prospectively and the effective date is for reporting periods beginning after December 15, 2005. The adoption of FSP FAS 115-1, issued by the FASB, did not have a material impact on our results of operations and financial condition.

In March 2005, FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143” (FIN 47). FIN 47 clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 requires a company to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of this statement did not have a material impact on the consolidated financial statements.

(2)          Supplemental Financial Information

Earnings Per Share:

Basic earnings per share are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding. The effect of convertible securities was anti-dilutive in fiscal 2006, 2005 and 2004, and was, therefore, not considered when determining diluted earnings (loss). The effect of stock options was anti-dilutive in fiscal 2006 and 2005 and dilutive in 2004.

FLEETWOOD ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below shows the calculation components of both basic and diluted earnings per share for each of the three fiscal years in the period ended April 30, 2006:

	2006	2005	2004
	(Amounts in thousands)
Income (loss) from continuing operations	$(6,065)	$(72,577)	$17,358
Loss from discontinued operations	(22,372)	(88,882)	(39,619)
Net loss	$(28,437)	$(161,459)	$(22,261)
Weighted average shares outstanding used for basic earnings (loss) per share	59,506	55,332	38,357
Effect of dilutive employee stock options	—	—	985
Weighted average shares outstanding used for dilutive earnings (loss) per share	59,506	55,332	39,342

Anti-dilutive securities outstanding as of the fiscal years ended April 30, 2006, April 24, 2005 and April 25, 2004 are as follows:

	2006	2005	2004
	(Amounts in thousands)
Options and warrants	4,546	5,753	5,963
Convertible subordinated debentures	4,131	4,131	8,975
Convertible senior subordinated debentures	8,503	8,503	8,503

Common stock reserved for future issuance at April 30, 2006 was 17,180 shares.

Stock-based incentive compensation:

The Company accounts for stock-based incentive compensation plans, which are described more fully in Note 18, using the intrinsic method under which no compensation cost is recognized for stock option grants because the options are granted at fair market value at the date of grant. Had compensation costs for these plans been determined using the fair value method, under which a compensation cost is recognized straight-line over the vesting period of the stock option based on its fair value at the date of grant, the Company’s net loss and loss per share would have been affected as indicated by the following table:

	Years Ended April
	2006	2005	2004
	(Amounts in thousands, except per share data)
Net loss, as reported	$(28,437)	$(161,459)	$(22,261)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,198)	(4,020)	(4,071)
Pro forma net loss	$(31,635)	$(165,479)	$(26,332)
Basic loss per share, as reported	$(.48)	$(2.92)	$(.58)
Basic loss per share, pro forma	$(.53)	$(2.99)	$(.69)
Diluted loss per share, as reported	$(.48)	$(2.92)	$(.57)
Diluted loss per share, pro forma	$(.53)	$(2.99)	$(.67)

FLEETWOOD ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in fiscal years 2006, 2005 and 2004, respectively: risk-free interest rates were 4.35 percent in 2006 and 4.0 percent in 2005 and 2004, expected dividend yields of 0.0 percent for all periods presented; expected lives of 4.22 years for 2006 and 4 years for 2005 and 2004, and an expected volatility of 44 percent for fiscal 2006 and 47 percent for fiscal 2005 and 79 percent for fiscal 2004.

Investment Income:

Investment income for fiscal years 2006, 2005 and 2004 consisted of the following:

	2006	2005	2004
	(Amounts in thousands)
Interest income	$5,461	$2,394	$2,632
Gross realized gains on investments	28	34	35
Gross realized losses on investments	2	—	(1)
Investment management fees	(54)	(43)	(40)
	$5,437	$2,385	$2,626

Inventories:

Inventories at April 30, 2006 and April 24, 2005, consisted of the following:

	2006	2005
	(Amounts in thousands)
Manufacturing inventory
Raw materials	$126,060	$139,520
Work in process	38,989	40,736
Finished goods	12,783	53,335
	$177,832	$233,591

Most recreational vehicle and manufactured home components are readily available from a variety of sources. However, a few components are produced by only a small group of quality suppliers that have the capacity to supply large quantities on a national basis. Primarily, this occurs in the case of motor home chassis, where Spartan and Freightliner supply diesel-powered chassis, and Workhorse Custom Chassis and Ford Motor Company are the dominant suppliers of Class A gas chassis and Ford Motor Company is the dominant supplier of Class C chassis. Shortages, production delays or work stoppages by the employees of such suppliers could have a material adverse effect on our sales. If we cannot obtain an adequate chassis supply, this could result in a decrease in our sales and earnings.

FLEETWOOD ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Warranty Reserves:

Changes in the Company’s product warranty liability during the fiscal years ended April 30, 2006 and April 24, 2005, are as follows:

	2006	2005
	(Amounts in thousands)
Balance at beginning of year	$65,143	$53,921
Warranties issued and changes in the estimated liability during the period	86,981	102,210
Settlements made during the period	(85,001)	(90,988)
Balance at end of year	$67,123	$65,143

Consolidated Insurance Subsidiary:

The insurance subsidiary was formed primarily for the purpose of insuring products liability risks of the parent company and its subsidiaries. Condensed financial information as of and for the fiscal years ended April 30, 2006, April 24, 2005, and April 25, 2004, for this subsidiary, excluding intercompany eliminations, is as follows:

	2006	2005	2004
	(Amounts in thousands)
Insurance subsidiary:
Cash and investments	$22,920	$19,330	$18,595
Other assets	15,406	19,385	20,489
Reserves for losses	32,039	33,353	33,166
Other liabilities	3,562	2,988	3,084
Net premiums	6,353	7,672	5,401
Underwriting gain (loss)	83	(716)	(867)
Investment income	767	429	349

Other Current Liabilities:

Other current liabilities as of April 30, 2006 and April 24, 2005, consist of the following:

	2006	2005
	(Amounts in thousands)
Dealer rebates	$18,247	$16,261
Accrued selling program expenses	10,707	15,710
Accrued litigation settlements	22,264	21,015
Other	16,510	29,304
	$67,728	$82,290

FLEETWOOD ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accumulated Other Comprehensive Loss:

The following reflects the balances and activity, net of income taxes, for the components of accumulated other comprehensive loss for the periods:

	Foreign Currency Items	Unrealized Gains (Losses) on Securities	Accumulated Other Comprehensive Income (Loss)
	(Amounts in thousands)
Balance April 27, 2003	$(2,069)	$3	$(2,066)
Foreign currency translation adjustment	1,460	—	1,460
Unrealized holding gains	—	64	64
Reclassification adjustment for gains included in net income, net of income taxes	—	(21)	(21)
Net change	1,460	43	1,503
Balance April 25, 2004	(609)	46	(563)
Foreign currency translation adjustment	1,994	—	1,994
Unrealized holding gains	—	28	28
Reclassification adjustment for gains included in net income, net of income taxes	—	(32)	(32)
Net change	1,994	(4)	1,990
Balance April 24, 2005	1,385	42	1,427
Foreign currency translation adjustment	1,951	—	1,951
Unrealized holding gains	—	59	59
Reclassification adjustment for gains included in net income, net of income taxes	—	(43)	(43)
Net change	1,951	16	1,967
Balance April 30, 2006	$3,336	$58	$3,394

Supplemental Cash Flow Disclosures:

Supplemental cash flow disclosures for each of the three fiscal years in the period ended April 30, 2006 are as follows:

	2006	2005	2004
	(Amounts in thousands)
Interest paid	$71,937	$11,817	$27,827
Income taxes paid	$2,771	$4,845	$5,738

(3)          Industry Segment Information

The Company conducts operations principally in two industries, recreational vehicles and manufactured housing. The Company is organized into four segments: the RV Group, the Housing Group, the Supply Group and Corporate.

The RV Group, which consists of the motor home, travel trailer and folding trailer divisions, is a manufacturer of recreational vehicles, primarily selling products to a network of independent dealers. The Housing Group is a manufacturer of manufactured homes, selling products to a combination of independent dealers and, prior to their sale in August 2005, to Company-owned stores of the retail housing

FLEETWOOD ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

division. The retail business along with the financial services business are included in discontinued operations and have been excluded from the industry segment information. Identifiable assets exclude assets from the retail and financial services businesses in the amounts of $0, $145.8 million and $145.6 million, for fiscal years 2006, 2005, and 2004, respectively. Information about those businesses can be found in Note 11. The Supply Group operations provide fiberglass, parts, lumber and other components to our primary businesses while also generating outside sales. The operations of the Company’s wholly owned insurance subsidiary have been included in the Corporate segment because the impact on consolidated operating income is not material. Intercompany sales and profits have been eliminated from the reported segment information.

Operating income (loss) is total revenues less cost of sales, operating expenses and other, net. The adjustments and eliminations include intercompany revenues of the Housing and Supply Groups and revenues of the wholly owned insurance subsidiary included in Corporate, as well as the elimination of intercompany profits on inventories held by the retail business. None of the following items have been included in the computation of operating income (loss) for the individual operating segments: certain corporate expenses, non-operating income and expenses and income taxes. Goodwill for the acquisition of the folding trailer division is included in total assets of the RV Group. Identifiable assets are those assets used in the operation of each industry segment. Corporate assets primarily consist of cash, investments, deferred tax benefits, cash value of Company-owned life insurance, other assets and some idle facilities. Information with respect to industry segments as of April 30, 2006, April 24, 2005, and April 25, 2004, and for each of the years then ended is set forth as follows:

	RV Group	Housing Group	Supply Group	Corporate and Other	Adjustments and Eliminations	Total
	(Amounts in thousands)
2006
Operating revenues	$1,612,217	$795,596	$209,731	$6,353	$(191,497)	$2,432,400
Operating income (loss)	$216	$38,818	$2,244	$(10,509)	$(1,264)	$29,505
Identifiable assets	$426,560	$198,653	$37,834	$198,988	$—	$862,035
Depreciation	8,297	7,000	1,279	6,630	—	23,206
Amortization	—	—	—	1,476	—	1,476
Capital expenditures	7,745	5,132	642	2,323	—	15,842
2005
Operating revenues	$1,659,882	$785,547	$232,846	$7,672	$(311,235)	$2,374,712
Operating income (loss)	$(39,169)	$6,387	$3,816	$(14,616)	$44	$(43,538)
Identifiable assets	$465,245	$212,251	$42,526	$144,441	$—	$864,463
Depreciation	7,647	6,802	1,527	6,182	—	22,158
Amortization	—	—	—	1,418	—	1,418
Capital expenditures	23,979	4,707	1,233	3,805	—	33,724
2004
Operating revenues	$1,779,233	$657,388	$209,909	$5,401	$(291,325)	$2,360,606
Operating income	$58,146	$5,440	$6,065	$7,587	$1,631	$78,869
Identifiable assets	$406,568	$211,694	$39,435	$272,459	$—	$930,156
Depreciation	6,521	7,366	1,595	3,481	—	18,963
Amortization	—	—	—	5,617	—	5,617
Capital expenditures	17,983	1,062	695	6,277	—	26,017

FLEETWOOD ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)          Other Operating Expenses, net

Other operating expenses, net includes gains on sale of fixed assets, write-down of impaired assets, restructuring and severance and other for fiscal years 2006, 2005 and 2004 as follows:

	2006	2005	2004
	(Amounts in thousands)
Gains on sales of fixed assets, net	$(471)	$(2,512)	$(4,656)
Write-down of impaired assets	1,550	1,900	—
Restructuring and severance costs	4,975	2,871	—
Other	—	16,322	—
	$6,054	$18,581	$(4,656)

Gains on Sale of Fixed Assets, net:

During fiscal 2006, four idle facilities with a carrying value of $2.4 million were sold, resulting in most of the gain of $471,000. Also sold during 2006 were two parcels of land with an aggregate carrying value of $800,000, resulting in a loss of $112,000. During fiscal 2005, four facilities, including three that were idle, with a carrying value of $5.9 million, were sold, generating most of the gain on sale for the year of $2.5 million. During fiscal 2004, three facilities, including two that were idle, with a carrying value of $2.0 million were sold, generating most of the gain on sale for the year of $4.7 million.

Write-Down of Impaired Assets:

In fiscal 2006 and 2005, the Company determined that the net book value of certain closed manufactured housing facilities exceeded net realizable value. In fiscal 2006 and 2005, the write-down of assets related to three and two idle manufacturing facilities, respectively. Net realizable values were determined based on estimated recoverability upon sale, where appropriate, or other estimates of future cash flows. The Company recorded a pre-tax charge for asset impairment of $1.6 million and $1.9 million during fiscal years 2006 and 2005, respectively.

Restructuring and Severance Charges:

During fiscal 2006 and 2005, the Company recorded severance charges of $5.0 million and $2.9 million, respectively, related to reductions in personnel.

Other:

During fiscal 2005, the Company recorded legal charges of $16.3 million, primarily related to litigation with The Coleman Company, Inc.

(5)          Marketable Investments

Excess cash balances are invested primarily in short-term, exchange-traded debt instruments. Investments generally consist of non-equity type investments stated at market value.

FLEETWOOD ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is a summary of investment securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Amounts in thousands)
April 30, 2006
Available-for-Sale Securities:
U.S. corporate equity securities	$301	$20	$—	$321
U.S. corporate debt securities	3,077	6	—	3,083
Foreign corporate debt securities	19,330	37	(3)	19,364
	$22,708	$63	$(3)	$22,768
April 24, 2005
Available-for-Sale Securities:
U.S. corporate equity securities	$301	$20	$—	$321
U.S. corporate debt securities	3,415	10	—	3,425
Foreign corporate debt securities	13,849	33	(1)	13,881
	$17,565	$63	$(1)	$17,627

By contractual maturity, all marketable investments at April 30, 2006 are due in one year or less.

(6)   Income Taxes

Deferred tax assets and liabilities are determined based on temporary differences between income and expenses reported for financial reporting and tax reporting. The Company is required to record a valuation allowance to reduce its net deferred tax assets to the amount that it believes is more likely than not to be realized. In assessing the need for a valuation allowance, the Company historically had considered all positive and negative evidence, including scheduled reversals of deferred tax liabilities, prudent and feasible tax planning strategies, projected future taxable income and recent financial performance. Since the Company has had cumulative losses in recent years, the accounting guidance suggests that the Company should not look to future earnings to support the realizability of the net deferred tax asset. As a result, management concluded that a partial valuation allowance against the deferred tax asset was appropriate. In fiscal 2006, the deferred tax asset was reduced by $5.7 million to $69.1 million with a corresponding adjustment to the provision for income taxes. In fiscal 2004, a similar adjustment reduced the deferred tax asset by $15 million. The book value of the net deferred tax asset was supported by the availability of various tax strategies which, if executed, were expected to generate sufficient taxable income to realize the remaining asset. The Company has periodically assessed the realizability of its net deferred tax asset and has made adjustments as necessary. The increase in the valuation allowance that was attributable to discontinued operations was $8.7 million, $34.7 million, and $16.2 million in fiscal 2006, 2005, and 2004, respectively. We continue to believe that the combination of all positive and negative factors will enable us to realize the full value of the net deferred tax assets; however, it is possible that the extent and availability of tax-planning strategies will change over time and impact this evaluation. If, after future assessments of the realizability of our deferred tax asset, we determine an adjustment is required, we would record the provision or benefit in the period of such determination.

FLEETWOOD ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The provision for income taxes on continuing operations for the last three fiscal years is summarized below:

	2006	2005	2004
	(Amounts in thousands)
Current:
U.S. Federal	$(1,035)	$—	$—
Foreign	198	1,712	(1,185)
State	(4,801)	(3,063)	(2,264)
	(5,638)	(1,351)	(3,449)
Deferred, principally Federal:
Deferred tax valuation allowance	(5,880)	(16,752)	(6,963)
Tax loss carryforward	7,236	9,055	6,645
Insurance reserves	1,013	1,917	2,348
Deferred compensation and benefits	(3,352)	(3,596)	(1,286)
Product warranty reserves	772	3,153	(1,521)
Dealer volume rebates	946	198	(1,220)
Depreciation	246	(3,479)	(1,750)
Restructuring accruals	(6,182)	7,926	5,403
Other financial accruals	(506)	1,578	(16,656)
	(5,707)	—	(15,000)
	$(11,345)	$(1,351)	$(18,449)

The provision for income taxes on continuing operations computed by applying the Federal statutory rate to loss before taxes is reconciled to the actual provision for the last three fiscal years as follows:

	2006		2005		2004
	Amount	%	Amount	%	Amount	%
	(Amounts in thousands)
Income (loss) from continuing operations before (provision) benefit for income taxes:
U.S. Federal	$7,186	136.1%	$(65,748)	92.3%	$32,704	91.3%
Foreign	(1,906)	(36.1)	(5,478)	7.7	3,103	8.7
	$5,280	100.0%	$(71,226)	100.0%	$35,807	100.0%
Computed statutory tax	$(1,848)	(35.0)%	$24,929	35.0%	$(12,532)	(35.0)%
Valuation allowance	(5,880)	(111.4)	(16,752)	(23.5)	(6,963)	(19.4)
Foreign taxes, net	469	8.9	205	0.3	(99)	(0.3)
State income taxes, net	(4,801)	(90.9)	(3,063)	(4.3)	(2,264)	(6.3)
Other items, net	715	13.5	(6,670)	(9.4)	3,409	9.5
	$(11,345)	(214.9)%	$(1,351)	(1.9)%	$(18,449)	(51.5)%

FLEETWOOD ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of the Company’s deferred tax assets at April 30, 2006 and April 24, 2005 were as follows:

	2006	2005
	(Amounts in thousands)
Tax loss carryforward	$112,058	$73,403
Insurance reserves	19,435	18,560
Deferred compensation and benefits	19,546	23,135
Product warranty reserves	22,809	22,037
Dealer volume rebates	2,893	1,947
Property, plant and equipment	6,498	6,982
Restructuring accruals	5,225	31,156
Other financial accruals	13,822	14,853
	202,286	192,073
Valuation allowance	(133,230)	(117,310)
	$69,056	$74,763

At April 30, 2006, the Company had a Federal net operating loss carryforward of approximately $287.3 million. The Federal net operating loss carryforward begins to expire in 2023. In addition, the Company has related state net operating loss carryforwards with varying expiration dates. The Company’s net operating loss carryforward included tax deductions relating to the exercise of non-qualified stock options totaling $12.0 million. These potential future tax benefits were fully offset by a valuation allowance. Upon future realization of these deductions, approximately $4.7 million of the deferred tax asset would be recognized directly to shareholders’ equity as additional paid-in-capital.

(7)   Property, Plant and Equipment, net

Property, plant and equipment is stated at cost, net of accumulated depreciation, and consists of the following as of April 30, 2006 and April 24, 2005:

	2006	2005
	(Amounts in thousands)
Land	$19,084	$21,970
Buildings and improvements	320,412	324,290
Machinery and equipment	166,086	163,284
	505,582	509,544
Less accumulated depreciation	(288,124)	(277,419)
	$217,458	$232,125

Idle facilities included closed plants and certain other properties that are not in current use by the Company. There were 22 idle plant facilities at the end of fiscal 2006 and 26 at the end of fiscal 2005. Of the current 22 idle facilities, four were designated as held for sale and have a net book value of $5.5 million, with the remaining facilities being held for future use. During fiscal 2006, one facility was deactivated, one was reactivated and four idle facilities were sold.

The carrying value of idle facilities was $21.3 million at April 30, 2006, and $26.0 million at April 24, 2005, net of accumulated depreciation of $24.7 million and $28.3 million, respectively. In the opinion of management, the carrying values of idle facilities are not in excess of net realizable value.

FLEETWOOD ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8)   Goodwill

Goodwill relates to a previous acquisition of the folding trailer operation and amounts to $6.3 million at April 30, 2006, and April 24, 2005. The estimated fair value of the folding trailer operation is evaluated at the end of each year or whenever circumstances dictate that a review should be completed. Based on our review at year-end, it was determined that Fleetwood Folding Trailers’ estimated fair value exceeded its carrying value, including goodwill, resulting in no impairment.

(9)   Retirement and Deferred Compensation Plans

The Company has qualified defined contribution (DC) retirement plans covering most employees. There are no prior service costs associated with these plans. The Company follows the policy of funding qualified retirement plan contributions as earned. The Company also has maintained two non-qualified plans to accrue retirement benefits subject to Internal Revenue Code limitations. During fiscal 2003, the Company terminated three DC plans that covered the majority of its employees: a 401(k) plan that previously included the employees at FRC, a money purchase plan for workers at the manufacturing subsidiaries and a profit-sharing plan for employees at the Company’s headquarters. All assets and participant accounts associated with the terminated plans were transferred to a single 401(k) plan, with no loss of benefits. In addition, the Company established a non-qualified Deferred Compensation Alternative (DCA) plan that serves as a retirement vehicle for after-tax contributions in excess of IRS limitations. The costs associated with these retirement plans are summarized as follows:

	Qualified DC Plans	Non-Qualified Plans	Total
	(Amounts in thousands)
2006	$13,356	$3,296	$16,652
2005	15,052	4,403	19,455
2004	15,575	3,253	18,828

The Company also sponsors one defined benefit plan assumed in connection with the acquisition of Fleetwood Folding Trailers, Inc. in 1989. The plan covers over 500 participants and has approximately $6.6 million in assets. Plan assets are held in trust and are invested in equity and fixed income securities. The funding policy is set to meet statutory minimum funding requirements plus such additional amounts as the Company may determine to be appropriate. Plan assets for determining minimum funding requirements are valued by recognizing 20 percent of the difference between actual and expected investment income each year. On this basis and on a market-value basis, the plan is 67 percent funded with respect to benefits earned under the plan.

In addition to the two non-qualified retirement plans, the Company has provided a non-qualified deferred compensation plan that has allowed for the voluntary deferral of a portion of managers’ compensation. With the exception of the DCA plan, where returns are dictated by a portfolio of investments selected by the individual, participant balances in the various non-qualified plans are credited with interest at a rate set at the discretion of the Company which, for the three years ended April 2006, was the prime rate as published by a major U.S. bank. To enhance security for the benefits payable under these plans, excluding the DCA plan, the Company has established a “Rabbi Trust,” funded with Company-owned life insurance (COLI) policies on the lives of participants. The assets of the trust are not generally available to the Company or its creditors, except to pay benefits or in the event of the Company’s insolvency. No premium payments were made in fiscal years 2006, 2005 or 2004. In fiscal 2006 and 2005, respectively, $6.5 million and $12.4 million were borrowed from the trust in the form of policy loans to pay

FLEETWOOD ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

participant benefits. The liability for benefits accrued under the non-qualified plans at the end of fiscal 2006 and 2005 totaled $33.6 million and $38.8 million, respectively. The cash values of the related trust assets reflected in the accompanying balance sheets were $29.9 million and $36.9 million, respectively, at those same dates.

In response to Federal legislation that created Internal Revenue Code Section 409A, effective as of January 1, 2005, the Company amended the two non-qualified retirement plans along with the non-qualified deferred compensation plan to prohibit any further contributions or deferrals. By virtue of this amendment, these plans will not be subject to rules established by the new law, relating primarily to the distribution of participant balances. In addition, on the same date, the Company established a new 2005 Deferred Compensation Plan, primarily to accommodate retirement profit sharing contributions in excess of IRS limitations. All contributions to the new plan are subject to the provisions of the new legislation.

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

The components of the net periodic post-retirement benefit cost are as follows:

	2006	2005	2004
	(Amounts in thousands)
Service cost—benefits earned during the year	$568	$445	$381
Interest cost on projected benefit obligation	628	712	658
Recognized net actuarial loss	975	1,103	738
Amortization of unrecognized prior service cost	(701)	(1,515)	(917)
Net periodic post-retirement benefit cost	$1,470	$745	$860

The changes in the benefit obligation and the unfunded status as of the measurement dates of April 30, 2006 and April 24, 2005 of the post-retirement benefit plan are as follows:

	2006	2005
	(Amounts in thousands)
Change in projected post-retirement benefit obligation:
Projected benefit obligation at beginning of year	$11,744	$11,721
Service cost	568	445
Interest cost	628	712
Actuarial gain	(4,787)	(1,034)
Net benefits paid	(720)	(391)
Plan amendments	—	291
Projected benefit obligation at end of year	$7,433	$11,744
Funded status	$7,433	$11,744
Unrecognized net actuarial loss	(3,864)	(9,626)
Unrecognized prior service cost	2,186	2,886
Accrued post-retirement benefits	$5,755	$5,004

FLEETWOOD ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The assumptions used to determine the amount of the benefit obligation were as follows: discount rate was 6.0 percent and 5.5 percent in fiscal years 2006 and 2005, respectively. The assumed health care cost trend rate begins at 9.0 percent and reduces over eight years to an ultimate level of 5.0 percent per year. A 1.0 percent increase in the assumed health care cost trend rate would increase the total service cost and interest cost by $107,000 and the accumulated post-retirement benefit obligation (APBO) by $518,000. A 1.0 percent decrease in the assumed health care cost trend rate would decrease the total service cost and interest cost by $97,000 and the APBO by $471,000.

(11) Discontinued Operations

On March 30, 2005, the Company announced plans to exit its manufactured housing retail and financial services businesses and completed the sale of the majority of the assets of these businesses by August 2005. The decision to exit these businesses was intended to stem losses sustained in the retail operations. The return to a traditional focus on manufacturing operations was part of the Company’s stated goal of making the transition to sustained profitability. Assets and liabilities to be sold or extinguished were reclassified to Current assets and liabilities from discontinued operations, respectively, and consisted of the following as of April 30, 2006 and April 24, 2005:

	2006	2005
	(Amounts in thousands)
Current assets from discontinued operations:
Inventories	$—	$74,000
Property, plant and equipment, net	—	916
Finance loans receivable	—	70,868
	$—	$145,784
Current liabilities from discontinued operations:
Retail flooring liabilities	$—	$37,608
Warehouse line of credit	—	40,749
Customer deposits	—	6,345
	$—	$84,702

Retail flooring liabilities represented amounts borrowed by Company-owned retail sales centers to finance inventory purchases of manufactured homes. The amounts outstanding at April 24, 2005, were financed under agreements with two national floorplan lenders that provided for a security interest in the units financed and repayment at the time the units were sold. Interest rates ranged from prime rate plus 0.75 percent to prime plus 3.00 percent, depending upon the age of the inventory being financed. For unsold units, mandatory curtailment payments that reduce the balance outstanding were due in various increments and at various intervals, beginning at one year and extending up to 21 or 24 months, at which time the obligation was due in full. One of the floorplan agreements included cross-default provisions tied to the covenants in the senior secured credit facility. Borrowings were repaid in full upon the sale of the underlying inventory collateral during the year.

On December 30, 2003, the Company’s financial services subsidiary, HomeOne, entered into a Master Loan and Security Agreement with Greenwich Capital Financial Products, Inc. (Greenwich) that provided up to $75 million in warehouse funding. Collateral for borrowings under the facility was manufactured housing consumer loans originated by HomeOne. The availability of financing under the facility was dependent on a number of factors, including the borrowing base represented by the loans pledged to Greenwich. The advance rate for eligible loans varied between 72 and 80 percent of the principal amount

FLEETWOOD ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of the loans, depending on the weighted average credit scores of the borrowers under loans and the interest rate selected by HomeOne. Available interest rates charged by Greenwich varied from 2.00 to 2.50 percent over LIBOR. As the selected interest rate decreased, so did the available advance rate. The Company and HomeOne agreed to guarantee the facility in an aggregate amount not to exceed 10 percent of the amount of principal and interest outstanding. The Company’s guaranty included financial and other covenants, including maintenance of specified levels of tangible net worth, total indebtedness to tangible net worth and liquidity. At the end of fiscal 2005, HomeOne had borrowings of $40.7 million under this facility. Borrowings were repaid in full upon the sale of the underlying loan collateral during 2006.

The carrying value of assets from discontinued operations was adjusted by non-cash impairment charges in fiscal 2006 and 2005. Operating results of these businesses, including impairment charges, are classified as discontinued operations for all periods presented. Discontinued operations, net for fiscal years 2006, 2005 and 2004, consist of the following:

	2006	2005	2004
	(Amounts in thousands)
Revenues	$93,577	$248,754	$247,382
Net loss before impairment charges:
Retail	$(16,695)	$(36,733)	$(37,952)
Financial services	(1,063)	(1,008)	(1,667)
Gain on sale, impairment charges and termination benefits:
Gain on sale of insurance assets	2,417	—	—
Impairment adjustment to retail housing long-lived assets	288	(38,396)	—
Retail inventory write-down	—	(12,411)	—
Impairment of finance loans receivable	(1,882)	(334)	—
Impairment of financial services long-lived assets	(926)	—	—
Severance costs	(1,642)	—	—
One-time termination benefits	(2,869)	—	—
Loss from discontinued operations, net	$(22,372)	$(88,882)	$(39,619)

The net loss before impairment charges included interest expense on the retail flooring liability and the warehouse line of credit, which were repaid upon sale of their related collateral of $1.7 million, $3.5 million and $2.1 million, in fiscal 2006, 2005 and 2004, respectively. No tax provision (benefit) was recorded on discontinued operations in fiscal 2006, 2005 or 2004. The Company expects to incur minor ongoing operating losses but these are not expected to be material to the results of operations or to the Company’s financial position.

(12) Other Short-term Borrowings

Secured Credit Facility:

On July 27, 2001, the Company entered into an agreement for a senior secured credit facility to be funded by a syndicate of lenders led by Bank of America. Prior to fiscal 2005, various amendments to the credit agreement were executed mainly to redefine several financial performance covenants and to reset financial covenants to preempt possible covenant defaults. During May 2004, the credit facility was renewed and extended until July 31, 2007. On March 2, 2005, the Company entered into an amendment to

FLEETWOOD ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the facility to provide greater borrowing flexibility by establishing an overall limit on borrowings of $175 million, with an additional seasonal increase from December through April to $200 million. In addition, a provision for borrowing against inventory within the asset borrowing base was raised to $110 million, with a seasonal increase to $135 million for the December through April time period. The amendment also reset the cumulative EBITDA covenant requirements that could be invoked in the event that average monthly liquidity, defined as cash, cash equivalents and unused borrowing capacity, falls below $60 million within the borrowing subsidiaries or $90 million, including the parent company. Further, the interest rate for revolving loans under the line was increased slightly.

In May 2005, the borrowing base was supplemented by $15 million of additional real estate collateral provided to the bank group. Borrowings are secured by receivables, inventory and certain other assets, primarily real estate, and are used for working capital and general corporate purposes. In July 2005, the agreement governing the credit facility was further amended and restated, to incorporate prior amendments and increase total loan commitments to accommodate the previous $15 million addition to the revolver borrowing base and fund a new term loan collateralized by real estate in the amount of $22 million. These additions raised gross loan commitments to $212 million, with a seasonal uplift to $237 million from December through April. The loan commitments for both the addition to the revolver and the term loan were reduced on the first day of each fiscal quarter beginning on October 31, 2005, in the amounts of $750,000 and $785,715, respectively. As of April 30, 2006, after consideration of these reductions, the loan commitments for the revolver and the term loan stood at $213.5 million and $20.4 million, respectively. Our borrowing capacity, however, is governed by the amount of a borrowing base, consisting of inventories and accounts receivable, that fluctuates significantly from week to week. The borrowing base is revised weekly for changes in receivables and monthly for changes in inventory balances. At the end of the year, the borrowing base totaled $184 million. After consideration of standby letters of credit of $63.2 million and the outstanding borrowings, unused borrowing capacity was approximately $98.7 million. Under the amended facility, real estate with an approximate appraised value of $108 million is pledged as security. In November 2005, the facility was further amended to reset the designated EBITDA covenant requirements. On May 9, 2006, subsequent to fiscal year end, the facility was once again amended to authorize the Company, if it should elect to do so, to engage in certain financial transactions with respect to either the outstanding 6% convertible trust preferred securities of Fleetwood Capital Trust due 2028, or the 5% convertible senior subordinated debentures due 2012, including repurchases for up to $50 million in cash, incentivized conversions, or exchange offers. The May 2006 amendment also made refinements to the fixed-charge coverage ratio calculation that governs various pricing factors under the revolver that, in conjunction with the Company’s improved financial performance, resulted in a reduction in loan rates as of May 1, 2006.

The weighted average interest rate on these short-term borrowings was 8.9 percent and 7.0 percent at the end of fiscal 2006 and 2005, respectively.

(13) Long-term Debt

At April 30, 2006, and April 24, 2005, long-term debt consisted of the following:

	2006	2005
	(Amounts in thousands)
5% convertible senior subordinated debentures	$100,000	$100,000
Term loan due after one year	16,500	—
Capital lease obligations due after one year	5,245	7,060
Other	1,454	1,886
	$123,199	$108,946

FLEETWOOD ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In December 2003, the Company completed the sale of $100 million aggregate principal amount of 5% convertible senior subordinated debentures due in 2023. Interest on the debentures is payable semi-annually at the rate of 5.00%. The debentures are convertible, under certain circumstances, into the Company’s common stock at an initial conversion rate of 85.034 shares per $1,000 principal amount of debentures, equivalent to an initial conversion price of $11.76 per share of common stock.

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

(14) Convertible Subordinated Debentures

The Company owned three Delaware business trusts that each issued a separate series of optionally redeemable convertible trust preferred securities, convertible into shares of the Company’s common stock. The combined proceeds from the sale of the securities and from the purchase by the Company of the common shares of the business trusts were tendered to the Company in exchange for separate series of convertible subordinated debentures. These debentures represented the sole assets of the business trusts. Under FIN 46R, “Consolidation of Variable Interest Entities,” the business trusts were deemed to have no primary beneficiary and, although wholly owned by the Company, were not to be consolidated. As a result, the convertible subordinated debentures, issued by the Company, were presented as a long-term liability. The Company called the securities held by two of the trusts for redemption and entered into a series of transactions that spanned our fiscal 2004 year end. As of June 4, 2004, all of the outstanding securities held by two of the trusts were redeemed for cash or were converted into common stock.

These transactions are more fully described below and the securities and amounts outstanding as of April 30, 2006, are summarized in the following table (dollar amounts in thousands, except per share data):

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

FLEETWOOD ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

shares of Trust I were tendered to the Company in exchange for 6% convertible subordinated debentures due February 15, 2028 (Trust I Debentures) in the aggregate principal amount of $296.4 million. In a subsequent exchange offer, described below, the number of Trust I Securities outstanding was reduced to 4,025,000 and the aggregate principal amount outstanding was reduced to $201,250,000.

Distributions on the Trust I Securities are cumulative and are paid quarterly in arrears at an annual rate of 6 percent. The Company has the option to defer payment of the distributions for an extended period of up to 20 consecutive quarters, so long as the Company is not in default in the payment of interest on the debentures and discontinues the payment of dividends on common stock while the deferral is in effect. Considered together, the undertakings under the trust, the related indentures and guarantees and the convertible subordinated debentures constitute a full and unconditional guarantee by the Company of the trust’s obligations under the securities. Beginning with the third quarter of fiscal 2002, the Company elected to defer the quarterly distributions on the Trust I Securities. Under the terms of the governing instruments, the Company was permitted to defer distributions on the Trust I Securities through August 2006; however, the deferred distributions, plus interest, were repaid in full on February 15, 2006, along with the current distribution due on that date in an aggregate amount of $61.9 million. During a period of distribution deferral, the Company is prevented from declaring or paying dividends on the common stock. The Company again has the right to elect to defer distributions for up to 20 consecutive quarters.

The Trust I Securities are convertible, at the option of the holder, at any time at the rate of 1.02627 shares of Fleetwood common stock (i.e., a conversion price of $48.72 per common share), subject to adjustment in certain circumstances. Since February 15, 2006, the Trust I Debentures have been redeemable in whole or in part, at the option of the Company, at a price equal to the principal amount plus accrued and unpaid interest. The Trust I Securities are subject to mandatory redemption to the extent of any early redemption of the Trust I Debentures and upon maturity of the Trust I Debentures on February 15, 2028.

In December 2001, Fleetwood Capital Trust III (Trust III), also a Delaware business trust wholly owned by the Company, completed a $150 million private placement of 3,000,000 shares of 9.5% Convertible Trust III Preferred Securities due February 15, 2013 (Trust III Securities) with a face value of $50 per share. The combined proceeds from the transaction and from the purchase by the Company of the common shares of Trust III were tendered to the Company in exchange for 9.5% Convertible Trust III Subordinated Debentures due February 15, 2013 (Trust III Debentures) in the aggregate principal amount of $154.6 million.

On March 9, 2004, the Company announced that it was calling $50 million aggregate principal amount of the Trust III Securities for redemption. On March 30, 2004, the Company called the remaining $100 million aggregate principal amount of Trust III Securities for redemption. Subsequently, virtually all of the holders of the Trust III Securities converted their securities into an aggregate of 14,478,578 shares of the Company’s common stock, including some who had entered into privately negotiated transactions with the Company to convert their securities, prior to the respective redemption dates, in exchange for a cash incentive. By April 29, 2004, which was the final redemption date pursuant to the Company’s calls for redemption, there were no Trust III Securities outstanding.

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

FLEETWOOD ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

(15) Fair Value of Financial Instruments

The Company has estimated the fair value of its financial instruments as of April 30, 2006, and April 24, 2005, based on relevant market information or using management estimates of discounted cash flows. The book and estimated fair values of financial instruments include those set out below or are discussed in Note 5:

	April 30, 2006		April 24, 2005
	Book Value	Estimated Fair Value	Book Value	Estimated Fair Value
	(Amounts in thousands)
Cash and cash equivalents	$123,141	$123,141	$27,849	$27,849
Marketable investments	22,768	22,768	17,267	17,267
Cash value of Company-owned life insurance	29,938	29,938	36,946	36,946
Investments in unconsolidated subsidiaries	8,892	8,892	8,892	8,892
Other short-term borrowings	7,476	7,476	56,661	56,661
Long-term debt	123,199	126,529	108,946	114,775
Convertible subordinated debentures	210,142	147,251	210,142	117,912

(16) Commitments and Contingencies

Repurchase Commitments:

Producers of recreational vehicles and manufactured housing customarily enter into repurchase agreements with lending institutions that provide wholesale floorplan financing to independent dealers. The Company’s agreements generally provide that, in the event of a default by a dealer in its obligation to these credit sources, Fleetwood will repurchase product. With most repurchase agreements this obligation ceases when the amount for which the Company is contingently liable to the lending institution has been outstanding for more than 12, 18 or 24 months, depending on the terms of the agreement. The contingent liability under these agreements approximates the outstanding principal balance owed by the dealer for units subject to the repurchase agreement, less any scheduled principal payments waived by the lender. Although the maximum potential contingent repurchase liability approximated $180 million for inventory at manufactured housing dealers and $383 million for inventory at RV dealers as of April 30, 2006, the risk of loss is reduced by the potential resale value of any products that are subject to repurchase, and is spread

FLEETWOOD ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

over numerous dealers and financial institutions. The gross repurchase obligation will vary depending on the season and the level of dealer inventories. Typically, the repurchase obligation for the third fiscal quarter will be greater than other periods due to high dealer inventories. The RV repurchase obligation is significantly more than the manufactured housing obligation due to a higher average cost per motor home and more units in dealer inventories. Past losses under these agreements have not been significant and lender repurchase demands have been funded out of working capital.

In the past three fiscal years the Company had the following repurchase activity:

	2006	2005	2004
	(Dollars in millions)
Units	66	174	177
Repurchase amount	$2.1	$6.3	$3.7
Loss recognized	$0.4	$1.2	$0.6

Legal Proceedings:

In May 2003, the Company filed a complaint in state court in Kansas, in the 18th Judicial District, District Court, Sedgewick County, Civil Department, against The Coleman Company, Inc. (Coleman) in connection with a dispute over the use of the “Coleman” brand name. The lawsuit sought declaratory and injunctive relief. On June 6, 2003, Coleman filed an answer and counterclaimed against us alleging various counts, including breach of contract and trademark infringement. On November 17, 2004, after a hearing, the Court granted our request for a permanent injunction against Coleman prohibiting Coleman from licensing the Coleman name for recreational vehicles to companies other than Fleetwood. Coleman has appealed that ruling. At the conclusion of trial, on December 16, 2004, the jury awarded monetary damages against Fleetwood on Coleman’s counterclaim in the amount of $5.2 million. On January 21, 2005, the Court granted Coleman’s request for treble damages, making the total amount of the award approximately $14.6 million. A charge to record this award was reflected in the Company’s results for the third fiscal quarter of 2005. Payment has been stayed pending Fleetwood’s appeal, which has been filed. The Company anticipates that the appeal will be argued by the end of this calendar year. Pending the appeal, Fleetwood was required to post a letter of credit for $18 million, representing the full amount of the judgment plus an allowance for attorneys’ fees and interest. The Company is pursuing all available appellate remedies.

Brodhead et al v. Fleetwood Enterprises, Inc. was filed in federal court in the Central District of California on June 22, 2005. The complaint states a claim for damages growing out of certain California statutory claims with respect to alleged defects in a specific type of plastic roof installed on folding trailers from 1995 through 2003. The plaintiffs have clarified that the class for which they are seeking certification extends to all owners of folding trailers produced by Fleetwood Folding Trailers, Inc. with this type of roof, as well as any former owners who may have had to pay to have this type of roof repaired. The subject matter of the claim is similar to a putative class action previously filed in California state court in Griffin et al v. Fleetwood Enterprises, Inc. et al. The California trial court denied class action certification in the Griffin matter on April 28, 2005, and the State of California—Court of Appeal upheld the denial in a ruling issued on May 11, 2006. Proceedings relating to the class certification in the Brodhead matter were stayed pending the outcome of the state court certification in Griffin. It is not possible at this time to properly assess the risk of an adverse verdict or the magnitude of any possible exposure with respect to either of the Brodhead or the Griffin complaints. Fleetwood intends to vigorously defend both matters.

FLEETWOOD ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Guarantees:

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Interpretation No. 45 discusses the necessary disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also discusses that the guarantor must recognize a liability, at fair value, at the inception of the guarantee for the obligation incurred in issuing the guarantee.

In conjunction with the sale of the Company’s manufactured housing retail business, numerous leased retail locations were assigned to the buyers. Although the Company received indemnification from the assignees, if the assignees were to become unable to continue making payments under the assigned leases, the Company estimates its maximum potential obligation with respect to the assigned leases to be $13.7 million as of April 30, 2006. The Company shall remain liable for such lease obligations for the remaining lease terms, which range from one month to nine years. The fair value of the guarantee is not material at April 30, 2006. The risk of loss is mitigated by the potential to sublease the assigned leases to other parties.

Other

Fleetwood Enterprises, Inc. has entered into 11 limited guarantees aggregating $4.4 million to certain obligations of certain retailers to floorplan lenders and an additional two unsecured guarantees aggregating $3.5 million for other obligations.

(17) Leases

Certain of the Company’s facilities and equipment are leased under terms that range from monthly to five years.

The following is a schedule by year of future minimum rental payments required under operating and capital leases that have initial or remaining noncancelable lease terms in excess of one year as of April 30, 2006:

	Minimum Rental Payments
Fiscal Year	Operating	Capital
	(Amounts in thousands)
2007	$3,134	$2,365
2008	3,218	2,379
2009	2,395	2,267
2010	1,464	348
Later years	678	—
Total minimum lease payments	$10,889	$7,359

FLEETWOOD ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Rental expense for the last three fiscal years was as follows:

	2006	2005	2004
	(Amounts in thousands)
Rental expense	$4,328	$4,360	$3,710
Less: Sublease rental income	(364)	(971)	(632)
	$3,964	$3,389	$3,078

(18) Stock-Based Incentive Compensation Plans

Under the Company’s Amended and Restated 1992 Stock-Based Incentive Compensation Plan, as amended, stock options may be granted to officers and other key employees of the Company for the purchase of up to 9,900,000 shares of the Company’s common stock. Expiration dates for the options may not exceed 10 years from the date of grant and options typically vest over a three-year period. Under a separate plan for non-employee directors, up to 400,000 shares have been authorized for distribution of options. Periodic grants are made annually under this plan.

The following is a summary of the stock option activity for employees and non-employee directors for the last three fiscal years.

	2006		2005		2004
	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price
Outstanding at beginning of year	5,753,074	$14.18	5,812,945	$13.37	6,494,952	$13.06
Granted	640,200	11.05	1,112,200	12.55	667,400	11.68
Exercised	(850,019)	7.15	(777,086)	5.11	(811,062)	6.56
Forfeited	(131,366)	5.88	(79,462)	10.54	(109,727)	7.63
Expired	(866,039)	16.02	(315,523)	16.77	(428,618)	20.37
Outstanding at end of year	4,545,850	$14.94	5,753,074	$14.18	5,812,945	$13.37
Exercisable at end of year	3,488,665	$15.93	4,281,775	$15.88	3,618,300	$17.40
Weighted average fair value of options granted		$4.83		$4.82		$6.00

The following table summarizes information about stock options outstanding and exercisable as of the current fiscal year end:

Range of Exercise Price	Number Outstanding as of 4/30/06	Wtd. Avg. Remaining Contractual Life	Wtd. Avg. Exercise Price	Number Exercisable as of 4/30/06	Wtd. Avg. Exercise Price of Exercisable Options
$3.17 - $6.95	883,108	6.65	$4.39	883,108	$4.39
$7.70 - $9.30	798,991	6.62	$8.95	610,080	$8.99
$9.75 - $11.65	766,400	9.13	$11.07	193,369	$11.00
$12.30 - $14.90	920,100	5.29	$14.02	624,857	$13.72
$14.95 - $28.65	864,451	2.04	$27.28	864,451	$27.28
$28.75 - $39.65	312,800	2.09	$38.10	312,800	$38.10
	4,545,850			3,488,665

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

(20) Results by Quarter (Unaudited)

The unaudited results by quarter for fiscal years 2006 and 2005 are shown below (amounts in thousands, except per share data):

Fiscal Year Ended April 2006:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Number of weeks in the quarter	14	13	13	13
Revenues	$616,475	$629,501	$583,866	$602,558
Gross profit	100,063	112,017	111,231	99,381
Operating income (loss)	(893)	10,135	11,936	8,327
Income (loss) from continuing operations	(17,413)	3,791	4,708	2,849
Discontinued operations, net	(12,144)	(5,709)	(3,332)	(1,187)
Net income (loss) used for basic and diluted earnings (loss) per common share	$(29,557)	$(1,918)	$1,376	$1,662
Earnings (loss) per common share(1):
Basic and diluted	$(.53)	$(.03)	$.02	$.03
Weighted average common shares:
Basic	56,136	56,481	61,838	63,820
Diluted	56,136	57,209	62,622	64,521

FLEETWOOD ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Year Ended April 2005:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Number of weeks in the quarter	13	13	13	13
Revenues	$659,429	$645,933	$509,161	$560,189
Gross profit	121,256	120,980	77,812	75,182
Operating income	22,515	22,124	(39,073)	(49,104)
Income (loss) from continuing operations	12,452	15,338	(44,534)	(55,833)
Discontinued operations, net	(6,900)	(7,203)	(10,155)	(64,624)
Net income (loss) used for basic and diluted earnings (loss) per common share	$5,552	$8,135	$(54,689)	$(120,457)
Earnings (loss) per common share(1):
Basic	$.10	$.15	$(.99)	$(2.16)
Diluted	$.10	$.14	$(.99)	$(2.16)
Weighted average common shares:
Basic	54,670	55,419	55,492	55,749
Diluted	55,783	57,154	55,492	55,749

(1)          Net earnings (loss) per share is computed independently for each of the quarters presented and the summation of quarterly amounts does not equal the total net earnings (loss) per share reported for the year.

Schedule II—Valuation and Qualifying Accounts

	Balance at beginning of year	Additions charged to costs and expenses	Payment or utilization	Balance at end of year
Fiscal year ended April 30, 2006:
Product warranty reserves	$65,143	$86,981	$(85,001)	$67,123
Insurance reserves	32,215	30,238	(30,290)	32,163
Fiscal year ended April 24, 2005:
Product warranty reserves	$53,921	$102,210	$(90,988)	$65,143
Insurance reserves	32,916	36,509	(37,210)	32,215
Fiscal year ended April 25, 2004:
Product warranty reserves	$62,137	$67,644	$(75,860)	$53,921
Insurance reserves	30,344	34,554	(31,982)	32,916

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure and Controls and Procedures:

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting:

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

In connection with the preparation of the Company’s annual consolidated financial statements, management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO Framework”). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company’s internal control over financial reporting. Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of April 30, 2006.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of internal control over financial reporting. That report is included above in Item 8. Financial Statements and Supplementary Data.

Changes in Internal Controls:

There has been no change in the Company’s internal control over financial reporting during the quarter ended April 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Code of Ethics:

We have adopted a written Code of Ethics that applies to our chief executive officer, chief financial officer, corporate controller and treasurer, and other senior financial officers performing similar functions who are identified from time to time by the chief executive officer. We have also adopted a broader Code of Conduct which is applicable to all employees, including financial officers. The Code of Ethics for senior financial officers and the Code of Conduct for all employees are posted on our website, www.fleetwood.com. They can be accessed by clicking on the “Corporate Governance” heading, and then clicking on “Committee Charters and Governance Documents.” Any amendments to, or waivers for executive officers or directors of, these ethic codes will be disclosed on our website promptly following the date of such amendment or waiver.

Except for information concerning the Company’s executive officers which is included under the caption “Executive Officers of the Registrant” following Part I, Item 4 of this report, other information required by Item 10 is incorporated herein by reference from the Company’s definitive Proxy Statement for the Company’s 2006 annual shareholders’ meeting to be filed with the Securities and Exchange Commission no later than 120 days after April 30, 2006.

Item 11. Executive Compensation

The information required by Item 11 is incorporated herein by reference from the Company’s definitive Proxy Statement for the Company’s 2006 annual shareholders’ meeting to be filed with the Securities and Exchange Commission no later than 120 days after April 30, 2006.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by Item 12 is incorporated herein by reference from the Company’s definitive Proxy Statement for the Company’s 2006 annual shareholders’ meeting to be filed with the Securities and Exchange Commission no later than 120 days after April 30, 2006. However, the equity compensation plan information required by Item 201(d) of Regulation S-K is provided immediately below.

Equity Compensation Plan Information

The following table provides information as of April 30, 2006, for compensation plans under which equity securities may be issued.

Plan Category	(a) Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants & Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants & Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
Equity Compensation Plans Approved by Shareholders(1)	4,466,850	$15.05	1,326,833
Equity Compensation Plans Not Requiring Approval by Shareholders:
Options(2)	79,000	8.91	—
Total	4,545,850		1,326,833

(1)          Includes securities available for future issuance under shareholder-approved compensation plans other than upon the exercise of an option, warrant or right, as follows:

•        The Company’s Amended and Restated 1992 Stock-Based Incentive Compensation Plan presently provides that awards may be granted in the form of shares of common stock to replace all or a portion of compensation (other than base salary) that could otherwise become payable to any employee. A limit of 990,000 shares of common stock is imposed on stock awards. In addition, the Plan provides that awards may be made in shares of restricted stock, up to an aggregate of 600,000 shares.

(2)          Reflects stock options awarded as an inducement to becoming an employee of the Company to Elden L. Smith effective March 8, 2005.

Material Features of Equity Compensation Plans Not Approved by Shareholders

The Company granted options to acquire 79,000 shares of common stock, pursuant to the Elden L. Smith Stock Option Plan and Agreement, effective March 8, 2005, to Elden L. Smith as an inducement to his becoming an employee of the Company. Mr. Smith became President and Chief Executive Officer of Fleetwood on that date. Pursuant to the Agreement, the options generally may not be transferred except in limited circumstances for estate planning purposes. The options vest according to the following schedule: one-third vested on the first anniversary of the effective date; one-third will vest on the second anniversary; and one-third will vest on the third anniversary. The exercise price is $8.91 per share, and the options expire if unexercised on March 8, 2015. In the event of a change in control, the options may be exercised in full if adequate provision is not otherwise made for replacement awards or other consideration.

Item 13. Certain Relationships and Related Transactions

The information required by Item 13 is incorporated herein by reference from the Company’s definitive Proxy Statement for the Company’s 2006 annual shareholders’ meeting to be filed with the Securities and Exchange Commission no later than 120 days after April 30, 2006.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is incorporated herein by reference from the Company’s definitive Proxy Statement for the Company’s 2006 annual shareholders’ meeting to be filed with the Securities and Exchange Commission no later than 120 days after April 30, 2006.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Financial Statements
	(1)	Report of Independent Registered Public Accounting Firm
Financial Statements included in Part II of this report:
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
Consolidated Statements of Operations for each of the three years in the period ended April 30, 2006
Consolidated Balance Sheets at April 30, 2006, and April 24, 2005
Consolidated Statements of Cash Flows for each of the three years in the period ended April 30, 2006
Consolidated Statements of Changes in Shareholders’ Equity for each of the three years in the period ended April 30, 2006
Notes to Consolidated Financial Statements
	(2)	Financial Statement Schedules
Schedule II—Valuation and Qualifying Accounts
All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.
(b)	Exhibits and Index to Exhibits:
2.1

Asset Purchase Agreement dated as of July 7, 2005 (Certain Schedules and Exhibits to the Asset Purchase Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant will furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request.)(16)

2.2

Purchase and Sale Agreement entered into as of July 29, 2005, by and between HomeOne Credit Corp., a Delaware corporation, Fleetwood Enterprises, Inc., a Delaware corporation, and Vanderbilt Mortgage and Finance, Inc., a Tennessee corporation.(20)

		3.1	Restated Certificate of Incorporation.(1)
		3.2	Amendment to Restated Certificate of Incorporation.(2)
		3.3	Amendment to Restated Certificate of Incorporation, as amended.(10)
		3.4	Restated Bylaws of the Company.(13)
		4.1	Rights Agreement dated as of September 15, 1998, between the Company and the First National Bank of Boston.(4)
		4.2	Amendment to Rights Agreement dated as of April 30, 2001, between Fleet National Bank (f/k/a First National Bank of Boston) and the Company.(5)
		4.3	Amendment No. 2 to Rights Agreement, dated as of December 31, 2002, by and between the Registrant and EquiServe Trust Company, N.A.(6)
		4.4	Amended Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock.(3)
		4.5	Amended and Restated Declaration of Trust of Fleetwood Capital Trust dated as of February 10, 1998, by and among Fleetwood Enterprises, Inc. and individual trustees of the Trust.(7)
4.6

Indenture dated as of February 10, 1998, by and between Fleetwood Enterprises, Inc. and The Bank of New York, as Trustee, used in connection with Fleetwood Enterprises Inc.’s 6% Convertible Subordinated Debentures due 2028.(7)

		4.7	Preferred Securities Guarantee Agreement dated as of February 10, 1998, by and between Fleetwood Enterprises, Inc. and The Bank of New York, as preferred guarantee trustee.(7)

4.8	Indenture dated as of December 22, 2003 between the Company and The Bank of New York, as trustee.(17)
10.1	Form of employment agreement between the Company and senior executive officers.(3)*
10.2	Form of employment agreement re: change in control between the Company and senior officers.(3)*
10.3	Amended and Restated Deferred Compensation Plan.(8)*
10.4	Amended and Restated Supplemental Benefit Plan.(8)*
10.5	2005 Deferred Compensation Plan(11)*
10.6	Amended and Restated Benefit Restoration Plan.(8)*
10.7	Amended and Restated 1992 Stock-Based Incentive Compensation Plan.(9)*
10.8	Amended and Restated 1992 Non-Employee Director Stock Option Plan.(9)*
10.9	Operating Agreement between Fleetwood Enterprises, Inc. and Fleetwood Credit Corp.(8)
10.10	Description of amendments to terms of certain executive compensation.(14)*
10.11	Description of amendments to terms of certain executive compensation.(18)*
10.12

Second Amended and Restated Credit Agreement dated as of July 1, 2005, among the Company, Fleetwood Holdings, Inc. and its subsidiaries, Fleetwood Retail Corp. and its subsidiaries, the banks and other financial institutions signatory thereto, and Bank of America, N.A., as administrative agent and collateral agent.(10)

10.13	Alternative Form Non-Qualified Stock Option Agreement for 1992 Stock-Based Incentive Compensation Plan.(19)*
10.14	Employment agreement between the Company and Elden L. Smith as of March 8, 2005.(10)*
10.15	Description of Director cash compensation.(19)*
10.16	Elden L. Smith Stock Option Plan and Agreement.(10)*
10.17	Form of Employment Agreement between the Company and certain senior executive officers, adopted July 2002.(12)*
10.18	Form Non-Qualified Stock Option Agreement for 1992 Non-Employee Director Stock Option Plan.(19)*
10.19	2002 Long-Term Performance Plan.(15)*
10.20	Form Non-Qualified Stock Option Agreement for 1992 Stock-Based Incentive Compensation Plan.(19)*
10.21	Form of indemnification agreement for the Company’s officers.(21)*
10.22	Form of indemnification agreement for the Company’s directors.(21)*
10.23

First Amendment to Second Amended and Restated Credit Agreement and Consent of Guarantors, dated as of July 22, 2005, among Fleetwood Enterprises, Inc., Fleetwood Holdings Inc. and its subsidiaries listed on the signature pages thereto, Fleetwood Retail Corp. and its subsidiaries listed on the signature pages thereto, the banks and other financial institutions signatory thereto, and Bank of America, N.A., as administrative agent and collateral agent.(22)

10.24

Second Amendment to Second Amended and Restated Credit Agreement and Consent of Guarantors, dated as of November 1, 2005, among Fleetwood Enterprises, Inc., Fleetwood Holdings Inc. and its subsidiaries listed on the signature pages thereto, Fleetwood Retail Corp. and its subsidiaries listed on the signature pages thereto, the banks and other financial institutions signatory thereto, and Bank of America, N.A., as administrative agent and collateral agent.(23)

10.25

Third Amendment to Second Amended and Restated Credit Agreement and Consent of Guarantors, dated as of May 9, 2006, among Fleetwood Enterprises, Inc., Fleetwood Holdings Inc. and its subsidiaries listed on the signature pages thereto, Fleetwood Retail Corp. and its subsidiaries listed on the signature pages thereto, the banks and other financial institutions signatory thereto, and Bank of America, N.A., as administrative agent and collateral agent.(24)

10.26	2005 Senior Executive Short-Term Incentive Compensation Plan.(25)*
10.27	Amendment to Amended and Restated 1992 Stock-Based Incentive Compensation Plan.(26)*
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

(6)          Incorporated by reference to the Company’s Report on Form 8-K filed on January 10, 2003.

(7)          Incorporated by reference to the Company’s Registration Statement on Form S-4 filed April 9, 1998.

(8)          Incorporated by reference to the Company’s 10-K Annual Report, Commission file number 1-7699, for the year ended April 28, 1996.

(9)          Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 25, 2004.

(10)   Incorporated by reference to the Company’s 10-K Annual Report, for the year ended April 24, 2005.

(11)   Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 23, 2005.

(12)   Incorporated by reference to the Company’s 10-K Annual Report for the year ended April 28, 2002.

(13)   Incorporated by reference to the Company’s Report on Form 8-K filed March 20, 2006.

(14)   Incorporated by reference to the Company’s Report on Form 8-K filed May 19, 2005.

(15)   Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 27, 2002.

(16)   Incorporated by reference to the Company’s Report on Form 8-K filed on July 12, 2005.

(17)   Incorporated by reference to the Company’s Report on Form 8-K filed December 23, 2003.

(18)   Incorporated by reference to the Company’s Report on Form 8-K filed December 17, 2004.

(19)   Incorporated by reference to the Company’s Report on Form 8-K filed September 16, 2004.

(20)   Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2005.

(21)   Incorporated by reference to the Company’s Report on Form 8-K filed on May 18, 2006.

(22)   Incorporated by reference to the Company’s Report on Form 8-K filed on July 28, 2005.

(23)   Incorporated by reference to the Company’s Report on Form 8-K filed on November 3, 2005.

(24)   Incorporated by reference to the Company’s Report on Form 8-K filed on May 11, 2006.

(25)   Incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement dated August 12, 2005.

(26) Incorporated by reference to the Company’s Report on Form 8-K filed on June 15, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLEETWOOD ENTERPRISES, INC.
REGISTRANT
	By	/s/ BOYD R. PLOWMAN
Boyd R. Plowman
Executive Vice President
and Chief Financial Officer
Date: July 13, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ THOMAS B. PITCHER	Chairman of the Board	July 13, 2006
Thomas B. Pitcher
/s/ ELDEN L. SMITH	President, Chief Executive	July 13, 2006
Elden L. Smith	Officer and Director (Principal Executive Officer)
/s/ BOYD R. PLOWMAN	Executive Vice President,	July 13, 2006
Boyd R. Plowman	Chief Financial Officer and Assistant Secretary (Principal Financial Officer)
/s/ ANDREW M. GRIFFITHS	Senior Vice President and	July 13, 2006
Andrew M. Griffiths	Chief Accounting Officer (Principal Accounting Officer)
/s/ PAUL D. BORGHESANI	Director	July 13, 2006
Paul D. Borghesani
/s/ LOREN K. CARROLL	Director	July 13, 2006
Loren K. Carroll

/s/ MARGARET S. DANO	Director	July 13, 2006
Margaret S. Dano
/s/ JAMES L. DOTI	Director	July 13, 2006
James L. Doti
/s/ DAVID S. ENGELMAN	Director	July 13, 2006
David S. Engelman
/s/ J. MICHAEL HAGAN	Director	July 13, 2006
J. Michael Hagan
/s/ DOUGLAS M. LAWSON	Director	July 13, 2006
Douglas M. Lawson
/s/ JOHN T. MONTFORD	Director	July 13, 2006
John T. Montford
/s/ DANIEL D. VILLANUEVA	Director	July 13, 2006
Daniel D. Villanueva