Form 10-Q
period 2006-07-30
FLEETWOOD ENTERPRISES INC/DE/
filed 2006-09-07
CIK 314132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2006

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 1, 2006
Common stock, $1 par value	63,901,598 shares

PART  I FINANCIAL INFORMATION

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

•  the volatility of the Company’s stock price;

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

Although management believes that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Undue reliance should not be placed on these forward-looking statements, which speak only as of the date of this report. Fleetwood undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may arise from changing circumstances or unanticipated events. Additionally, other risks and uncertainties are described in our Annual Report on Form 10-K for the fiscal year ended April 30, 2006, filed with the Securities and Exchange Commission, under “Item 1A. Risk Factors,” and “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition,” including the section therein entitled “Business Outlook.”

Item 1.  Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Fleetwood Enterprises, Inc.

We have reviewed the condensed consolidated balance sheet of Fleetwood Enterprises, Inc. as of July 30, 2006, the related condensed consolidated statements of operations and cash flows for the thirteen-week period ended July 30, 2006 and the fourteen-week period ended July 31, 2005, and the condensed consolidated statement of changes in shareholders’ equity for the thirteen-week period ended July 30, 2006. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Fleetwood Enterprises, Inc. as of April 30, 2006, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the year then ended (not presented herein) and in our report dated July 7, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of April 30, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP
Orange County, California
August 30, 2006

FLEETWOOD ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands except per share data)

(Unaudited)

	13 Weeks Ended	14 Weeks Ended
	July 30, 2006	July 31, 2005

Net Sales:
RV Group	$371,226	$423,202
Housing Group	145,664	204,331
Supply Group	12,881	13,730
Intercompany Housing Group sales	—	(24,788)
	529,771	616,475

Cost of products sold	456,517	516,412
Gross profit	73,254	100,063

Operating expenses	83,552	96,626
Other operating (income) expense, net	(2,064)	4,330

Operating loss	(8,234)	(893)

Other income (expense):
Investment income	2,140	1,005
Interest expense	(6,773)	(7,399)
Other, net	18,530	—
	13,897	(6,394)

Income (loss) from continuing operations before income taxes	5,663	(7,287)
Provision for income taxes	(4,994)	(10,126)

Income (loss) from continuing operations	669	(17,413)
Loss from discontinued operations, net	(1,080)	(12,144)

Net loss	$(411)	$(29,557)

	Basic	Diluted	Basic	Diluted

Earnings (loss) per common share:
Income (loss) from continuing operations	$.01	$.01	$(.31)	$(.31)
Loss from discontinued operations	$(.02)	$(.02)	$(.22)	$(.22)
Net loss per common share	$(.01)	$(.01)	$(.53)	$(.53)

Weighted average common shares	63,892	64,502	56,136	56,136

See accompanying notes to condensed consolidated financial statements.

FLEETWOOD ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	July 30, 2006	April 30, 2006
	(Unaudited)
Assets
Cash and cash equivalents	$39,051	$123,141
Marketable investments - available for sale	23,149	22,768
Receivables	154,181	154,493
Inventories	207,622	177,832
Deferred taxes, net	17,872	18,847
Other current assets	15,523	16,851

Total current assets	457,398	513,932

Property, plant and equipment, net	210,115	217,458
Deferred taxes, net	47,599	50,209
Cash value of Company-owned life insurance, net	29,634	29,938
Goodwill	6,316	6,316
Other assets	43,462	44,182

Total assets	$794,524	$862,035

Liabilities and Shareholders’ Equity
Accounts payable	$65,088	$65,333
Employee compensation and benefits	45,751	53,267
Federal and state income taxes	3,666	2,217
Product warranty reserve	66,143	67,123
Insurance reserves	16,918	17,531
Other short-term borrowings	8,054	7,476
Accrued interest	4,568	7,197
Other current liabilities	62,145	67,728

Total current liabilities	272,333	287,872

Deferred compensation and retirement benefits	34,700	33,609
Insurance reserves	35,000	36,268
Long-term debt	121,269	123,199
Convertible subordinated debentures	160,142	210,142

Total liabilities	623,444	691,090

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $1 par value, authorized 10,000,000 shares, none outstanding	—	—
Common stock, $1 par value, authorized 150,000,000 shares, outstanding 63,896,000 at July 30, 2006, and 63,878,000 at April 30, 2006	63,896	63,878
Additional paid-in capital	489,522	488,906
Accumulated deficit	(385,644)	(385,233)
Accumulated other comprehensive income	3,306	3,394
Total shareholders’ equity	171,080	170,945

Total liabilities and shareholders’ equity	$794,524	$862,035

See accompanying notes to condensed consolidated financial statements.

FLEETWOOD ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	13 Weeks Ended	14 Weeks Ended
	July 30, 2006	July 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) from continuing operations	$669	$(17,413)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation expense	5,826	5,594
Amortization of financing costs	727	327
Stock option compensation expense	528	—
(Gains) losses on sale of property, plant and equipment	(2,064)	55
Gain on redemption of convertible trust preferred securities	(18,530)	—
Changes in assets and liabilities:
(Increase) decrease in receivables	312	(21,625)
(Increase) decrease in inventories	(29,790)	45,288
Decrease in income tax receivable	—	518
Decrease in deferred taxes, net	3,585	10,500
(Increase) decrease in cash value of Company-owned life insurance	304	(115)
(Increase) decrease in other assets	236	(3,521)
Decrease in accounts payable	(245)	(3,360)
Decrease in accrued interest	(2,629)	—
Decrease in employee compensation and benefits	(6,425)	(5,897)
Increase in Federal and state income taxes payable	1,449	—
Decrease in product warranty reserve	(980)	(457)
Increase (decrease) in other liabilities	(7,878)	7,236

Net cash provided by (used in) operating activities	(54,905)	17,130

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available-for-sale	(2,749)	(239)
Proceeds from sale of investment securities available-for-sale	2,482	140
Purchases of property, plant and equipment, net	(2,266)	(4,356)
Proceeds from sale of property, plant and equipment	5,847	—

Net cash provided by (used in) investing activities	3,314	(4,455)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in short-term borrowings	578	(43,617)
Redemption of convertible subordinated debentures	(30,385)	—
Increase (decrease) in long-term debt	(1,930)	19,210
Proceeds from exercise of stock options	106	1,806

Net cash used in financing activities	(31,631)	(22,601)

CASH FLOWS FROM DISCONTINUED OPERATIONS
Net cash used in operating activities	(666)	(12,557)
Net cash provided by investing activities	—	74,779
Net cash used in financing activities	—	(46,600)
Net cash provided by (used in) discontinued operations	(666)	15,622

Foreign currency translation adjustment	(202)	184

Increase (decrease) in cash	(84,090)	5,880
Cash at beginning of period	123,141	27,849

Cash at end of period	$39,051	$33,729

See accompanying notes to condensed consolidated financial statements.

FLEETWOOD ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF CHANGES
IN SHAREHOLDERS’ EQUITY
(Unaudited)
(Amounts in thousands)

					Accumulated
					Other
	Common Stock		Additional		Comprehensive	Total
	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Income (Loss)	Shareholders’ Equity

Balance April 30, 2006	63,878	$63,878	$488,906	$(385,233)	$3,394	$170,945

Comprehensive loss:

Net loss	—	—	—	(411)	—	(411)

Other comprehensive income:

Foreign currency translation, net of taxes	—	—	—	—	(202)	(202)

Investment securities, net of taxes	—	—	—	—	114	114

Comprehensive loss						(499)

Share-based payment expense	—	—	528	—	—	528

Stock options exercised	18	18	88	—	—	106

Balance July 30, 2006	63,896	$63,896	$489,522	$(385,644)	$3,306	$171,080

See accompanying notes to condensed consolidated financial statements.

FLEETWOOD ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 30, 2006

(Unaudited)

1)             Basis of Presentation

Fleetwood Enterprises, Inc. (the “Company”) is one of the nation’s leaders in producing both recreational vehicles and manufactured housing.  In addition, the Company operates three supply companies that provide components for the recreational vehicle and housing operations, while also generating outside sales.

Fleetwood’s business began in 1950 through the formation of a California corporation. The present Company was incorporated in Delaware in September 1977, and succeeded by merger to all the assets and liabilities of the predecessor company. Fleetwood conducts manufacturing activities in 16 states within the U.S., and to a much lesser extent in Canada. The Company formerly operated a manufactured housing retail business, Fleetwood Retail Corp. (FRC), and a financial services subsidiary, HomeOne Credit Corp. (HomeOne). These businesses were designated as discontinued operations in March 2005 and were sold during the second quarter of fiscal 2006. The accompanying financial statements consolidate the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain amounts previously reported have been reclassified to conform to the Company’s fiscal 2007 presentation.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements. Actual results could differ from those estimates. Significant estimates made in preparing these financial statements include accrued warranty costs, depreciable lives, insurance reserves, accrued post-retirement health care benefits, legal reserves, the deferred tax asset valuation allowance and the assumptions used to determine the expense recorded for share-based payment.

In the opinion of the Company’s management, the accompanying consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position at July 30, 2006, and the results of operations for the 13-week period ended July 30, 2006, and the results of operations for the 14-week period ended July 31, 2005. The consolidated financial statements do not include footnotes and certain financial information normally presented annually under U.S. generally accepted accounting principles and, therefore, should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended April 30, 2006. The Company’s businesses are seasonal and its results of operations for the 13 and 14-week periods ended July 30, 2006 and July 31, 2005, respectively, are not necessarily indicative of results to be expected for the full year.

Cash and Cash Equivalents:

Cash includes cash on hand, cash in banks, demand deposit accounts, money market funds and readily marketable securities with original maturities of 90 days or less.

Recent Accounting Pronouncements:

Share-Based Payment

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment.” Previously, the Company accounted for share-based payment under the provisions of Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees” and disclosed share-based payment as if accounted for under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Under the provisions of SFAS No. 123R, a public entity is required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award.

The Company adopted SFAS No. 123R, effective with the beginning of the first quarter of fiscal 2007 and the impact of the adoption is presented in Note 2.

In November 2005, the FASB issued FASB Staff Position (FSP) SFAS 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” FSP SFAS 123R-3 provides an elective alternative transition method, to SFAS 123R, in accounting for the tax effects of share-based payment awards to employees. The elective method utilizes a computational component that establishes a beginning balance of the Additional Paid-In Capital (APIC) pool related to employee compensation and a simplified method to determine the subsequent impact on the APIC pool of employee awards that are fully vested and outstanding upon the adoption of SFAS 123R. The impact on the APIC pool of awards partially vested upon, or granted after, the adoption of SFAS 123R is determined in accordance with the guidance in SFAS 123R. The Company did not adopt the transition election of FSP SFAS 123R-3.

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

The provisions in SFAS No. 151 were effective for inventory costs incurred subsequent to the beginning of the first quarter of fiscal 2007 and did not have a material impact on the Company’s results of operations or financial position.

Variable Interest Entities

In April 2006, the FASB issued FSP FIN 46R-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46R,” which requires the variability of an entity to be analyzed based on the design of the entity. The nature and risks in the entity, as well as the purpose for the entity’s creation, are examined to determine the variability in applying FIN 46R, “Consolidation of Variable Interest Entities.” The variability is used in applying FIN 46R to determine whether an entity is a Variable Interest Entity (VIE), which interests are variable interests in the entity, and who is the primary beneficiary of the VIE. This statement is effective for all reporting periods beginning after June 15, 2006. Management does not expect this statement to have a significant impact on the Company’s financial condition or results of operations.

Income Taxes

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which supplements SFAS No. 109, “Accounting for Income Taxes,” by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. The Interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are to be recognized. Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. At adoption, companies must adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any necessary adjustment would be recorded directly to retained earnings in the period of adoption and reported as a change in accounting principle. This Interpretation is effective as of the beginning of the first fiscal year beginning after December 15, 2006. Management is assessing the potential impact on the Company’s financial condition and results of operations.

2)             Supplemental Financial Information

Earnings Per Share:

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding. In the current quarter, stock options and restricted stock units were determined to be dilutive to income from continuing operations and anti-dilutive for all other periods presented. Convertible securities were determined to be anti-dilutive for all periods presented.

The table below shows the components for the calculation of both basic and diluted earnings (loss) per share for the fiscal quarters ended July 30, 2006 and July 31, 2005 (amounts in thousands):

	13 Weeks Ended	14 Weeks Ended
	July 30, 2006	July 31, 2005

Basic and diluted –

Income (loss) from continuing operations	$669	$(17,413)
Loss from discontinued operations	(1,080)	(12,144)

Net loss	$(411)	$(29,557)

Weighted average shares outstanding used for basic income (loss) per share	63,892	56,136
Effect of dilutive employee stock options	422	—
Effect of dilutive restricted stock units	188	—
Weighted average shares outstanding used for dilutive income (loss) per share	64,502	56,136

Anti-dilutive securities outstanding as of the fiscal quarters ended July 30, 2006 and July 31, 2005 are as follows (amounts in thousands):

	13 Weeks Ended	14 Weeks Ended
	July 30, 2006	July 31, 2005

Options and warrants	3,564	4,981

Restricted stock and restricted stock units	60	—

6% convertible subordinated debentures	3,104	4,131

5% convertible senior subordinated debentures	8,503	8,503

Common stock reserved for future issuance at July 30, 2006 was 15,231 shares.

Stock-Based Incentive Compensation:

The Company maintains a stock based incentive compensation plan under the Company’s Amended and Restated 1992 Stock-Based Incentive Compensation Plan for officers and key employees.  Under this plan the Company is authorized to grant up to 9,900,000 shares of the Company’s stock in the form of shares, share options, restricted stock and restricted stock units.  In addition, the Company maintains the 1992 Non-Employee Director Stock Option Plan for its non-employee directors.  This plan has been authorized to grant up to 400,000 shares in the form of share options. Options were also granted to Elden L. Smith, the Company’s President and Chief Executive Officer, as an inducement to his becoming an employee of the Company, under a separate plan which under the rules of the New York Stock Exchange was not required to be approved by shareholders. Beginning with the first quarter of fiscal 2007, performance-based restricted stock units were granted, under the Company’s Amended and Restated 1992 Stock-Based Incentive Compensation Plan, at no cost to officers and certain employees. The performance-based restricted stock units are awarded at the beginning of a one-year performance period and convert into restricted shares that can vary in number from 0 percent to 125 percent of the initial award depending on the level of performance achieved.  Performance is measured against established targets for earnings per share (EPS) or segment operation returns (for awards granted to employees of operating groups) during the one-year performance period. Restricted shares time-vest ratably over a subsequent three-year service period. All of these plans are shareholder approved, other than the previously mentioned Elden L. Smith plan.

Prior to May 1, 2006, in accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Share-Based Payment—Transition and Disclosure,” the Company accounted for share-based payment using the intrinsic value method under APB No. 25, “Accounting for Stock Issued to Employees.” The Company grants stock options under its stock-based incentive compensation plan and its non-employee directors’ plan with an exercise price no less than the fair market value of the underlying common shares on the date of grant. Vesting is generally based on three years of continuous service, and the options typically have a 10-year contractual term. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the Plan). Accordingly, under APB 25, no compensation cost was previously recognized for stock options granted under either plan.

Effective May 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment,” using the modified prospective transition method. Under the modified prospective transition method compensation cost recognized for the quarter ended July 30, 2006 included (1) compensation cost for all share-based awards granted prior to, but not yet vested as of, May 1, 2006 based on the grant date fair value determined in accordance with SFAS No.123, and (2) compensation cost for all share-based awards granted subsequent to May 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Results of prior periods have not been restated.

The fair value of each stock option granted under the Company’s equity incentive plans is estimated on the date of grant using the Black-Scholes option-pricing model and the assumptions noted below. The expected volatility is based on both the implied and historical volatility of the Company’s stock. The expected option term of options granted represents the period of time that the options granted are expected to be outstanding and is based on historical experience giving consideration for the contractual terms, vesting periods and expectations of future employee behavior. The risk-free interest rate is based on the U.S. Treasury rate with a term equal to the expected term of the option grants on the date of grant.

The following weighted-average assumptions were used for grants in the first quarter of fiscal 2007 and fiscal year-end April 2006:

	13 Weeks Ended	52 Weeks Ended
	July 30, 2006	April 30, 2006

Risk-free interest rates	4.96%	4.35%

Expected dividend yields	0.0	0.0

Expected lives (in years)	4.50	4.22

Expected volatility	50%	44%

The fair value of each restricted stock unit was measured on the date of grant using the grant date price of the Company’s stock and assumed that performance goals would be achieved. If such goals are not met, no compensation cost is recognized and any recognized compensation cost is reversed.

SFAS 123R requires forfeitures to be estimated at the time of grant and prospectively revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Share-based payment expense was recorded net of estimated forfeitures for the three months ended July 30, 2006 such that expense was recorded only for those stock-based awards that were expected to vest. Previously under APB 25 to the extent awards were forfeited prior to vesting, the corresponding previously recognized expense was reversed in the period of forfeiture.

Prior to the adoption of SFAS No. 123R, Fleetwood amortized the pro forma expense of stock-based compensation awarded to employees over the normal vesting period, even if the employee was expected to be eligible for retirement during that period. The pro forma expense was then accelerated upon subsequent retirement of an employee. For awards made prior to the adoption of SFAS No. 123R, share-based compensation expense is amortized over the vesting period until retirement, at which point any remaining unrecognized expense is immediately recognized. For awards made subsequent to the adoption of SFAS No. 123R, the related expense is recognized either from the grant date through the date the employee reaches the years of service and age requirements for normal retirement, or from the grant date through the stated vesting period, whichever is shorter.

If the fair value method under SFAS 123 had been applied in measuring share-based payment expense for the three months ended July 31, 2005, the pro forma effect on net loss and net loss per share would have been as follows, as previously disclosed (in thousands, except per share amounts):

14 Weeks Ended
July 31, 2005

Net loss, as reported	$(29,557)

Less: Stock-based compensation expense determined under fair value based method for all awards, net of tax	1,305

Pro forma net loss	$(30,862)

Basic and diluted loss per share, as reported	$(.53)
Basic and diluted loss per share, pro forma	$(.55)

A summary of option activity as of July 30, 2006, and for the quarter then ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value

Outstanding at April 30, 2006	4,545,850	$14.94
Granted	36,200	10.85
Exercised	(17,667)	5.95
Forfeited	(4,432)	10.75
Expired	(78,329)	23.56

Outstanding at July 30, 2006	4,481,622	$14.80	5.5	$2,350,100

Exercisable at July 30, 2006	3,392,669	$15.80	4.6	$2,350,100

The weighted-average grant-date fair value of options granted during the quarters ended July 30, 2006 and July 31, 2005, were $3.61 and $4.01, respectively. The total intrinsic value of options exercised during the quarters ended July 30, 2006 and July 31, 2005, were approximately $58,000 and $1.4 million, respectively.

As of July 30, 2006, there was $3.8 million of total unrecognized compensation cost related to non-vested stock options granted under the Company’s stock-based incentive compensation plans which will be recognized over the remaining weighted average vesting period of 1.68 years.

A summary of restricted stock unit activity as of July 30, 2006 and for the quarter then ended is presented below:

Weighted
Average
Grant Date
	Shares	Fair Value

Outstanding at April 30, 2006	—	—
Granted	248,388	$7.76
Vested	—
Forfeited	—
Expired	—

Outstanding at July 30, 2006	248,388	$7.76

As a result of adopting SFAS No. 123R on May 1, 2006, total share-based payment cost of $528,000 was recognized during the quarter ended July 30, 2006 as a component of general and administrative expenses.

Inventory Valuation:

Inventories are valued at the lower of cost (first-in, first-out) or market. Manufacturing cost includes materials, labor and manufacturing overhead.  Inventories consist of the following (amounts in thousands):

	July 30, 2006	April 30, 2006
Manufacturing inventory-
Raw materials	$132,596	$126,060
Work in process	39,948	38,989
Finished goods	35,078	12,783

	$207,622	$177,832

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

Balance at April 30, 2006	$67,123
Warranties issued and changes in the estimated liability during the period	24,286
Settlements made during the period	(25,266)

Balance at July 30, 2006	$66,143

Accumulated Other Comprehensive Income (Loss):

Comprehensive income (loss) includes all revenues, expenses, gains, and losses that affect the capital of the Company aside from issuing or retiring shares of stock. Net income or (loss) is one component of comprehensive income (loss). Based on the Company’s current activities, the only other components of comprehensive income (loss) consist of foreign currency translation gains or losses and changes in the unrealized gains or losses on marketable securities.

The difference between net income (loss) and total comprehensive income (loss) is shown below (amounts in thousands):

	13 Weeks Ended	14 Weeks Ended
	July 30, 2006	July 31, 2005
Net loss	$(411)	$(29,557)
Foreign currency translation	(202)	184
Unrealized gain on investments	114	21

Comprehensive loss	$(499)	$(29,352)

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

The components of the net periodic post-retirement benefit cost are as follows (amounts in thousands):

	13 Weeks Ended	14 Weeks Ended
	July 30, 2006	July 31, 2005
Service cost - benefits earned during the year	$57	$150
Interest cost on projected benefit obligation	107	166
Recognized net actuarial gain or loss	(147)	257
Amortization of unrecognized prior service cost	88	(185)

Net periodic post-retirement benefit cost	$105	$388

The total amount of employer’s contributions expected to be paid during the current fiscal year is $611,000.

3)             Industry Segment Information

Information with respect to industry segments is shown below (amounts in thousands):

	13 Weeks Ended	14 Weeks Ended
	July 30, 2006	July 31, 2005

OPERATING REVENUES:

RV Group	$371,226	$423,202
Housing Group	145,664	204,331
Supply Group	12,881	13,730
Intercompany Housing Group sales	—	(24,788)

	$529,771	$616,475

OPERATING INCOME (LOSS):

RV Group	$(13,253)	$(5,081)
Housing Group	2,067	5,020
Supply Group	1,248	1,721
Corporate and other	1,704	(2,553)

	$(8,234)	$(893)

In addition to the third party revenues shown above, the Supply Group also generated the following intercompany revenues with the RV and Housing Groups:

	13 Weeks Ended	14 Weeks Ended
	July 30, 2006	July 31, 2005

Supply intercompany revenues	$33,960	$40,047

4)             Other Operating (Income) Expense, net

Other operating (income) expense, net consisted of net gains from the sale of fixed assets during the quarter ended July 2006.  The prior year expense consisted of restructuring and impairment costs, as well as gains and losses from the sale of fixed assets. Restructuring costs related to the reorganization of certain functions within the Company consisted primarily of severance costs. Impairment costs related to the write-down of idle facilities held-for-sale.

5)             Income Taxes

The current quarter tax provision of $5.0 million is principally attributable to a $3.6 million decrease in deferred tax assets.  The utilization of the deferred tax assets occurred as a result of the Company realizing income through the repurchase of 1,000,000 shares of the Company’s 6% convertible trust preferred securities. Prior to the repurchase the unrealized gains on the securities were identified as a source of future income to support deferred tax assets. At July 30, 2006, the Company has identified unrealized sources of income, sufficient to support a deferred tax asset of $65.5 million compared to $69.1 million at fiscal year-end.

The provision also includes state tax liabilities in several states, with no offsetting tax benefits in other states, and foreign tax benefits.

6)             Discontinued Operations

On March 30, 2005, the Company announced plans to exit its manufactured housing retail and financial services businesses and completed the sale of the majority of the assets of these businesses by August 2005. The Company exited these businesses to stem losses that were being incurred in the retail operations. The return to a traditional focus on manufacturing operations was part of the Company’s stated goal of returning to sustained profitability. As of July 30, 2006, and April 30, 2006, the remaining assets and liabilities from discontinued operations were not material.

Operating results of these businesses, including impairment charges, are classified as discontinued operations for all periods presented. Loss from discontinued operations, net consist of the following (amounts in thousands):

	13 Weeks Ended	14 Weeks Ended
	July 30, 2006	July 31, 2005

Revenues	$—	$71,268
Net income (loss) before charges:
Retail	$(568)	$(7,134)
Financial services	(22)	208
Impairment charges and termination benefits:
Loss on financial services’ long-lived assets	—	926
Severance costs	—	1,800
One-time termination benefits	—	1,000
Finance loans receivable write-down	240	1,492
Contract termination costs	250	—

Loss from discontinued operations, net	$(1,080)	$(12,144)

In the quarter ended July 31, 2005, the net loss before impairment charges included interest expense on the retail flooring liability and the warehouse line of credit, which were repaid upon sale of their related collateral, of $1.2 million. No tax provision (benefit) was recorded on discontinued operations in fiscal 2006 or 2007. The Company expects to incur minor ongoing operating losses but these are not expected to be material to the Company’s overall financial results or to the Company’s financial position.

7)             Short-term Borrowings

Secured Credit Facility:

During May 2004, the Company’s credit facility was renewed and extended until July 31, 2007. As amended and restated, the facility includes a revolver, supplemented by a term loan. The aggregate balance outstanding on the revolver and current portion of the term loan as reflected on the balance sheet for the quarters ended July and April, 2006 in other short-term borrowings was $6.2 million and $5.7 million, respectively. The revolving credit line and term loan interest, at the Company’s option, at variable rates based on either Bank of America’s prime rate or one, two or three month LIBOR.

Gross loan commitments are $212 million, with a seasonal uplift to $237 million from December through April. The loan commitments for both the revolver and the term loan are reduced on the first day of each fiscal quarter beginning on October 31, 2005, in the amounts of $750,000 and $785,715, respectively. As of July 30, 2006, after consideration of these reductions, the loan commitments for the revolver and the term loan stood at $187.8 million and $19.6 million, respectively. The Company’s borrowing capacity, however, is governed by the amount of a borrowing base, consisting of inventories and accounts receivable, that fluctuates significantly from week to week. The borrowing base is revised weekly for changes in receivables and monthly for changes in inventory balances. At the end of the quarter, the borrowing base totaled $175.8 million. After consideration of standby letters of credit of $60.3 million and the outstanding borrowings, unused borrowing capacity was approximately $92.8 million. Borrowings are secured by receivables, inventory and certain other assets, primarily real estate, and are used for working capital and general corporate purposes. Under the senior credit agreement, Fleetwood Enterprises, Inc. is a guarantor of the borrowings and letters of credit of its wholly owned subsidiary, Fleetwood Holdings, Inc.

On May 9, 2006, the facility was amended to authorize the Company, if it should elect to do so, to engage in certain financial transactions with respect to either the outstanding 6% convertible trust preferred securities of Fleetwood Capital Trust due 2028, or the 5% convertible senior subordinated debentures due 2023, including repurchases for up to $50 million in cash, incentivized conversions, or exchange offers. The May 2006 amendment also made refinements to the fixed-charge coverage ratio calculation that governs various pricing factors under the revolver that, in conjunction with the Company’s improved financial performance, resulted in a reduction in loan rates as of May 1, 2006.

8)             Convertible Subordinated Debentures

As discussed further in the Company’s Annual Report on Form 10-K, the Company owns a Delaware business trust that issued optionally redeemable convertible trust preferred securities convertible into shares of the Company’s common stock. The combined proceeds from the sale of the securities and from the purchase by the Company of the common shares of the business trust were tendered to the Company in exchange for convertible subordinated debentures. These debentures represent the sole assets of the business trust and are presented as a long-term liability in the accompanying balance sheets.

Distributions on the securities held by the trust are payable quarterly in arrears at an annual rate of 6 percent. The Company has the right to elect to defer distributions for up to 20 consecutive quarters under the trust indenture governing the 6% convertible trust preferred securities. When the Company defers a distribution on the 6% convertible trust preferred securities, it is prevented from declaring or paying dividends on its common stock during the period of the deferral.

The Company purchased and cancelled 1,000,000 shares or 24.8 percent of its previously outstanding 6% convertible trust preferred securities in July 2006. The transaction price of $31 per share represented a discount of approximately 39 percent from the par value of $50 per share, taking into account accrued and unpaid interest. Long-term debt was reduced by $50 million and the Company recorded a pre-tax gain of approximately $18.5 million as other income.

9)             Commitments and Contingencies

Repurchase Commitments:

Producers of recreational vehicles and manufactured housing customarily enter into repurchase agreements with lending institutions that provide wholesale floorplan financing to independent dealers. These agreements generally provide that, in the event of a default by a dealer in its obligation to these credit sources, the Company will repurchase vehicles or homes sold to the dealer that have not been resold to retail customers. With most repurchase agreements, the Company’s obligation ceases when the amount for which the Company is contingently liable to the lending institution has been outstanding for more than 12, 18 or 24 months, depending on the terms of the agreement. The contingent liability under these agreements approximates the outstanding principal balance owed by the dealer for units subject to the repurchase agreement, less any scheduled principal payments waived by the lender. Although the maximum potential contingent repurchase liability approximated $175 million for inventory at manufactured housing dealers and $324 million for inventory at RV dealers as of July 30, 2006, the risk of loss is reduced by the potential resale value of any products that are subject to repurchase, and is spread over numerous dealers and financial institutions. The gross repurchase obligation will vary depending on the season and the level of dealer inventories. Typically, the fiscal third quarter repurchase obligation is greater than other periods due to higher RV dealer inventories. The RV repurchase obligation is greater than the manufactured housing obligation due to motor homes having a higher average selling price per unit and dealers holding more units in inventory. Past losses under these agreements have not been significant and lender repurchase demands have been funded out of working capital. Through the first three months of fiscal year 2007, the Company repurchased $1.6 million of product compared to $0.8 million for the same period in the prior year, with a repurchase loss of $390,000 incurred this year compared to a repurchase loss of $253,000 in the prior year.

Guarantees:

As part of the sale of the Company’s manufactured housing retail business, there are currently approximately 60 leased manufactured housing retail locations assigned to the buyers. Although the Company received indemnification from the assignees, if the assignees were to become unable to continue making payments under the assigned leases, the Company estimates its maximum potential obligation with respect to the assigned leases to be $12.0 million as of July 30, 2006. The Company will remain liable for such lease obligations for the remaining lease terms, which range from one month to nine years. The fair value of the guarantee is not material at July 30, 2006.

Other:

As of July 30, 2006, the Company was a party to 10 limited guarantees, aggregating $4.0 million, to obligations of certain retailers to floorplan lenders and an additional two unsecured guarantees aggregating $3.5 million for other obligations.

Fleetwood is also a party to certain guarantees that relate to its credit arrangements. These are more fully discussed in Note 12 of the Company’s fiscal 2006 Annual Report on Form 10-K.

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

In May 2003, the Company filed a complaint in state court in Kansas, in the 18th Judicial District, District Court, Sedgewick County, Civil Department, against The Coleman Company, Inc. (Coleman) in connection with a dispute over the use of the “Coleman” brand name. The lawsuit sought declaratory and injunctive relief. On June 6, 2003, Coleman filed an answer and counterclaimed against us alleging various counts, including breach of contract and trademark infringement. On November 17, 2004, after a hearing, the Court granted the Company’s request for a permanent injunction against Coleman prohibiting Coleman from licensing the Coleman name for recreational vehicles to companies other than Fleetwood. Coleman has appealed that ruling. At the conclusion of trial, on December 16, 2004, the jury awarded monetary damages against Fleetwood on Coleman’s counterclaim in the amount of $5.2 million. On January 21, 2005, the Court granted Coleman’s request for treble damages, making the total amount of the award approximately $14.6 million. A charge to record this award was reflected in the Company’s results for the third fiscal quarter of 2005. Payment has been stayed pending Fleetwood’s appeal, which has been filed. The Company anticipates that the appeals will be argued by the end of this calendar year or early in calendar 2007. Pending its appeal, Fleetwood was required to post a letter of credit for $18 million, representing the full amount of the judgment plus an allowance for attorneys’ fees and interest. The Company is pursuing all available appellate remedies.

Brodhead et al v. Fleetwood Enterprises, Inc. was filed in federal court in the Central District of California on June 22, 2005. The complaint states a claim for damages growing out of certain California statutory claims with respect to alleged defects in a specific type of plastic roof installed on folding trailers from 1995 through 2003. The plaintiffs have further clarified and narrowed the class for which they are seeking certification, which now encompasses all original owners of folding trailers produced by Fleetwood Folding Trailers, Inc. with this type of roof but not including original purchasers who received an aluminum roof replacement and did not pay for freight. The subject matter of the claim is similar to a putative class action previously filed in California state court in Griffin et al v. Fleetwood Enterprises, Inc. et al. The California trial court denied class action certification in the Griffin matter on April 28, 2005, and the State of California—Court of Appeal upheld the denial in a ruling issued on May 11, 2006. . The plaintiffs did not appeal the Court of Appeal ruling in Griffin. Proceedings relating to the class certification in the Brodhead matter had been stayed pending the outcome of the state court certification in Griffin. It is not possible at this time to properly assess the risk of an adverse verdict or the magnitude of any possible exposure with respect to the Brodhead complaint. Fleetwood intends to vigorously defend the matter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Fleetwood is one of the nation’s leaders in producing both recreational vehicles and manufactured housing. The RV Group or segment consists of the motor home, travel trailer and folding trailer divisions. The Housing Group or segment consists of the wholesale manufacturing operation.

In fiscal 2006, we sold 54,574 recreational vehicles. In calendar 2005, we had a 12.5 percent share of the overall recreational vehicle market, consisting of a 17.5 percent share of the motor home market, an 8.7 percent share of the travel trailer market and a 38 percent share of the folding trailer market.

In fiscal 2006, we shipped 22,681 manufactured homes, and were the second largest producer of HUD-Code homes in the United States in terms of units sold. In calendar 2005, we had a 16.2 percent share of the manufactured housing wholesale market.

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

•  a carrier signs the delivery ticket accepting responsibility for the product as agent for the dealer; and

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

Insurance Reserves

Generally, we are self-insured for health benefits, workers’ compensation, products liability and personal injury insurance. Under these plans, liabilities are recognized for claims incurred (including those incurred but not reported), changes in the reserves related to prior claims and an administration fee. At the time a claim is filed, a liability is estimated to settle the claim. The liability for workers’ compensation claims is guided by state statute. Factors considered in establishing the estimated liability for products liability and personal injury claims are the nature of the claim, the geographical region in which the claim originated, loss history, severity of the claim, the professional judgment of our legal counsel, and inflation. Any material change in these factors could have an adverse impact on our operating results. We generally maintain excess liability insurance with outside insurance carriers to minimize our risks related to catastrophic claims or unexpectedly large cumulative claims.

Deferred Taxes

Deferred tax assets and liabilities are determined based on temporary differences between income and expenses reported for financial reporting and tax reporting. We are required to record a valuation allowance to reduce our net deferred tax assets to the amount that we believe is more likely than not to be realized. In assessing the need for a valuation allowance, we historically had considered relevant positive and negative evidence, including scheduled reversals of deferred tax liabilities, prudent and feasible tax planning strategies, projected future taxable income and recent financial performance. Since we have had cumulative losses in recent years, the accounting guidance suggests that we should not look to future earnings to support the realizability of the net deferred tax asset. Beginning in fiscal 2003, we concluded that a partial valuation allowance against our deferred tax asset was appropriate. During the first quarter of fiscal 2007 the Company recorded a net adjustment to the deferred tax asset of $3.6 million with a corresponding the provision for income taxes. The primary reason for this reduction was the realization of the deferred tax asset associated with the net gain of approximately $18.5 million from the purchase and cancellation of 1,000,000 shares of the 6% convertible trust preferred securities at $31 per shares compared to the book value of $50 per share. The potential to realize taxable income from the repurchase of the remaining securities outstanding is a tax planning strategy that continues to support a portion of the deferred tax asset. The book value of the net deferred tax asset was supported by the availability of this and other tax strategies, which, if executed, were expected to generate sufficient taxable income to realize the book value of the remaining asset. We continue to believe that the combination of relevant positive and negative factors will enable us to realize the full value of the deferred tax assets; however, it is possible that the extent and availability of tax planning strategies will change over time and impact this evaluation. If, after future assessments of the realizability of our deferred tax assets, we determine that further adjustment is required, we will record the provision or benefit in the period of such determination.

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

Repurchase Commitments

Producers of recreational vehicles and manufactured housing customarily enter into repurchase agreements with lending institutions that provide wholesale floorplan financing to independent dealers. Our agreements generally provide that, in the event of a default by a dealer in its obligation to these credit sources, we will repurchase product. With most repurchase agreements, our obligation ceases when the amount for which we are contingently liable to the lending institution has been outstanding for more than 12, 18 or 24 months, depending on the terms of the agreement. The contingent liability under these agreements approximates the outstanding principal balance owed by the dealer for units subject to the repurchase agreement less any scheduled principal payments waived by the lender. Although the maximum potential contingent repurchase liability approximated $175 million for inventory at manufactured housing dealers and $324 million for inventory at RV dealers as of July 30, 2006, the risk of loss is reduced by the potential resale value of any products that are subject to repurchase, and is spread over numerous dealers and financial institutions. The gross repurchase obligation will vary depending on the season and the level of dealer inventories. Typically, the fiscal third quarter repurchase obligation will be greater than other periods due to higher RV dealer inventories. The RV repurchase obligation is greater than the manufactured housing obligation due to motor homes having a higher average selling price per unit and dealers holding more units in inventory. Past losses under these agreements have not been significant and lender repurchase demands have been funded out of working capital. A summary of recent repurchase activity is set forth below:

	13 Weeks Ended	14 Weeks Ended	Fiscal Years
	July 30, 2006	July 31, 2005	2006	2005

Units	56	21	66	174

Repurchase amount	$1.6	$0.8	$2.1	$6.3

Loss recognized	$0.4	$0.3	$0.4	$1.2

Results of Operations

The following table sets forth certain statements of operations data expressed as a percentage of net sales for the periods indicated (certain amounts in this section may not recompute due to rounding):

	13 Weeks Ended	14 Weeks Ended
	July 30, 2006	July 31, 2005

Net sales	100.0%	100.0%
Cost of products sold	86.2	83.8

Gross profit	13.8	16.2
Operating expenses	(15.8)	(15.6)
Other operating (income) expense, net	0.4	(0.7)

Operating loss	(1.6)	(0.1)
Other income (expense)
Investment income	0.4	0.1
Interest expense	(1.3)	(1.2)
Other, net	3.5	—
Income (loss) from continuing operations before income taxes	1.0	(1.2)
Provision for income taxes	(0.9)	(1.6)

Income (loss) from continuing operations	0.1	(2.8)
Discontinued operations	(0.2)	(2.0)

Net loss	(0.1)%	(4.8)%

Current Quarter Compared to Corresponding Quarter of Last Year

Consolidated Results

The following table presents consolidated net sales by segment for the quarters ended July 30, 2006 and July 31, 2005 (amounts in thousands):

	13 Weeks Ended		14 Weeks Ended
		% of		% of	Change
	July 30, 2006	Net Sales	July 31, 2005	Net Sales	Amount	%

RV Group	$371,226	70.1	$423,202	68.7	$(51,976)	(12.3)
Housing Group	145,664	27.5	204,331	33.1	(58,667)	(28.7)
Supply Group	12,881	2.4	13,730	2.2	(849)	(6.2)
Intercompany Housing Group sales	—	—	(24,788)	(4.0)	24,788	(100.0)

Net sales	$529,771	100.0	$616,475	100.0	$(86,704)	(14.1)

Consolidated revenues fell 14.1 percent the prior year, consisting of a 28.7 percent drop in sales for the Housing Group and a 12.3 percent decline for the RV Group. The comparison was impacted by the 14-week quarter in the prior year, as compared to our more usual 13-week quarter in the current year. Prior year consolidated revenues excluded intercompany sales of manufactured homes to Company-owned retail stores of $24.8 million. The retail business was sold in August 2005. The Housing Group sales suffered due to fewer sales to the new owner of the retail business, decreased sales to community and park developers, and a general slowdown in industry sales.

Gross margin fell to 13.8 percent from 16.2 percent of sales, primarily due to a loss in operating leverage from the production of fewer manufactured homes and motor homes, as well as incremental costs associated with our recreational vehicle model-year transitions, partially offset by some improvements in the travel trailer division.

Operating expenses, which include selling, warranty and service, and general and administrative expenses, declined by $13.1 million compared to the prior year and remained about the same as a percentage of sales. The decrease from the prior year was primarily due to lower selling expenses in both the Housing Group and the motor home division, lower warranty costs for the Housing Group, and a decrease in general and administrative costs caused by lower incentive compensation expenses.

In the current quarter, other operating income consisted of net gains from sales of fixed assets totaling $2.1 million, most of which related to the sale of two housing facilities. In the prior year, other operating expenses of $4.3 million consisted primarily of restructuring costs.

The resulting loss from operations for the first quarter was $8.2 million compared to a loss of $0.9 million in the prior year.

Other income (expense) consists of investment income, interest expense and miscellaneous other income. Investment income increased to $2.1 million from $1.0 million in the prior year, because the Company maintained higher average balances of cash and investments. Interest expense declined to $6.8 million from $7.4 million, due to lower borrowings, including the effect of the February 2006 repayment of the deferred distributions on the 6% convertible trust preferred securities. Other income consisted of an $18.5 million pre-tax gain generated by the Company’s purchase and cancellation of one million shares or 24.8 percent of the previously outstanding 6% convertible trust preferred securities at a discount to par value.

The current quarter tax provision is principally due to the utilization of deferred tax assets as a result of income realized from the repurchase of the Company’s 6% convertible trust preferred securities. Prior to the repurchase, the unrealized gains on the securities were identified as a source of future income to support deferred tax assets.  The provision also includes state tax liabilities in several states, with no offsetting tax benefits in others.

Recreational Vehicles

The following table presents RV Group net sales by division for the periods ended July 30, 2006 and July 31, 2005 (amounts in thousands):

	13 Weeks Ended		14 Weeks Ended
		% of		% of	Change
	July 30, 2006	Net Sales	July 31, 2005	Net Sales	Amount	%

Motor homes	$225,228	60.7	$297,790	70.4	$(72,562)	(24.4)
Travel trailers	121,686	32.8	104,835	24.8	16,851	16.1
Folding trailers	24,312	6.5	20,577	4.8	3,735	18.2

Net sales	$371,226	100.0	$423,202	100.0	$(51,976)	(12.3)

Recreational vehicle sales declined 12.3 percent when compared to last year’s 14-week July quarter. Motor home sales were down 24.4 percent to $225.2 million compared to $297.8 million in the prior year. The retail market for motor homes, calendar year to date through June 2006, was down 13.5 percent compared to Fleetwood retail sales, which were down 19.0 percent. Consumer concerns regarding volatile fuel prices and rising interest rates have negatively affected the market, particularly the higher-priced Class As and mid-priced Class Cs, where Fleetwood has a relatively stronger market position.

Travel trailer sales rose 16.1 percent to $121.7 million versus $104.8 million in the prior year, mainly due to dealers’ positive acceptance of new products. The retail market for travel trailers, calendar year to date through June 2006, has been positive, especially when considering the cyclical factors affecting motor homes. Fleetwood’s retail sales for the same period were down by 24 percent, mainly due to a lack of competitive product in several product segments. Since April we have been introducing new products and brands, and as a result, for the past three months have achieved sequential market share growth from 6.5 percent in April to 7.1 percent for the month of June. Folding trailer sales were up 18.2 percent to $24.3 million during the current quarter compared to the prior year, due to improving market share in a down retail market.  Market share improved to 40 percent through June for the calendar year compared to 37 percent for the same period in 2005.

Gross margin for the quarter was down from 11.2 percent to 10.3 percent. Due to the introduction of a significant number of new products, we experienced additional costs relating to the model-year transition and some part shortages, which resulted in incremental freight and labor costs. Also contributing to the margin erosion was the shift in product mix to lower-priced and lower-margin products, along with the absorption of more fixed overhead on fewer motor home shipments.

Operating expenses for the RV Group were $0.70 million lower, but increased as a percentage of sales from 12.4 percent in the prior year to 13.9 percent for the current quarter. The decline was due to lower selling costs, coupled with a reduction of certain general and administrative costs, including those associated with product development and marketing initiatives. The decline was partially offset by higher warranty and service costs.

The RV Group lost $13.3 million in the first quarter compared to a loss of $5.1 million in the prior year. The increase was the result of a loss in the motor home division of $3.5 million due to the soft market, contrasted with earnings of $5.2 million in the prior year.  The travel trailer division incurred a loss of $10.0 million in the July quarter this year, compared to an $8.7 million loss incurred in the prior year. Partially offsetting the other two divisions’ losses, the folding trailer division generated an operating profit of $202,000, compared to a $1.6 million loss in the prior year.

Manufactured Housing

The following table presents Housing Group net sales for the periods ended July 30, 2006 and July 31, 2005 (amounts in thousands):

	13 Weeks Ended	14 Weeks Ended	Change
	July 30, 2006	July 31, 2005	Amount	%

Housing Group	$145,664	$204,331	$(58,667)	(28.7)

Results for the Housing Group consisted of factory wholesale revenues, including sales to our retail business prior to its sale in August 2005. Transactions with our retail business prior to the sale were eliminated in consolidation, including any intercompany profit in inventory still held by the retail business. Sales of the retail business are presented separately in the results of discontinued operations.

Housing Group revenues for the quarter decreased 28.7 percent to $145.7 million from $204.3 million in the prior year, which was a 14-week quarter. Prior year sales included $24.8 million of intercompany sales to Company-owned retail stores and $18.4 million of sales to community and park developers.

Manufactured homes are sold as single-section or multi-section units. Multi-section units typically are built in two, three or four sections. The average selling price per home increased 12.8 percent over the prior year from $34,881 to $39,358. More than half of this change was attributable to the large number of shipments of single-section homes to community and park developers in the prior year. The remaining increase in sales price was to cover material cost increases.

Manufacturing unit volume was off sharply from last year by 36.8 percent to 3,701 homes while the total number of sections sold decreased 35.2 percent to 6,741. The Company’s market share, based on wholesale shipments calendar year to date through June 2006, fell to 12.6 percent from 17.2 percent in the same period last year. Fleetwood’s market share for multi-section homes also fell from 17.1 percent to 13.2 percent while our share of the single-section market declined from 17.4 percent to 11.1 percent. This loss of market share is principally attributed to the sale of Company-owned stores in August 2005. Of the 121 stores that were sold, approximately 50 were subsequently closed.

Market conditions in certain regions of the country, notably Texas, Louisiana, and Mississippi, have improved. Excluding these three states, industry shipments for the first six months of the calendar year were down 7.4 percent and down 13.9 percent for the three months ended June 2006. Traditional manufactured housing markets, such as California and parts of the Southeast, continued to show weakness. Overall, the manufactured housing market continues to be adversely affected by limited availability of retail financing and competition from conventional builders due to relatively lower mortgage rates.

The first quarter gross profit margin was 21.4 percent, as compared to 23.8 percent last quarter and 23.1 percent in the prior year. The decline in margin resulted from very competitive market conditions and a weak sales environment that caused some facilities to operate for partial weeks during the quarter.

Operating expenses were $13.1 million lower than the prior year, driven by a reduction in selling and warranty and service expenses. The sale of idle housing facilities located in Woodburn, Oregon, and Roxboro, North Carolina, generated a gain of $2.1 million, which is included in other operating expenses, net.

The Housing Group operating income of $2.1 million was $2.9 million lower than the prior year, mainly due to lower sales and production volumes, offset in part by efforts to lower operating expenses and the gain on the sale of two idle manufacturing facilities.

Supply Operations

The Supply Group contributed gross first quarter revenues of $46.8 million compared to $53.8 million a year ago, of which $12.9 million and $13.7 million, respectively, were sales to third-party customers. Operating income was $1.2 million in the current quarter compared to $1.7 million in the prior year.

Discontinued Operations

In March 2005, we announced our intention to exit the manufactured housing retail and financial services businesses and most of these operations were sold in August 2005. The businesses are presented as discontinued operations in the Company’s financial statements. Losses from discontinued operations were $1.1 million in the current quarter, compared to a loss of $12.1 million in the comparable quarter last year. The current quarter loss consists of general and administrative costs, additional impairment costs and contract termination costs associated with wind-down and closure activities.

Business Outlook

Recreational Vehicles

Favorable demographics suggest sustainable growth will likely be realized for RVs at least through the end of the decade as baby boomers reach the age brackets that historically have accounted for the bulk of retail RV sales. Additionally, younger buyers have also shown greater interest in the RV lifestyle. These conclusions received strong support from the University of Michigan 2005 national survey of recreational vehicle owners, sponsored by the Recreation Vehicle Industry Association.

Near-term industry conditions are being adversely affected by concerns about rising interest rates, higher fuel prices and diminished home equity financings. Industry motor home retail sales are expected to post a decline in calendar 2006, albeit smaller than in the prior year, with most of the continued weakness in the higher-end Class A and mid-priced Class C segments. Travel trailer retail sales are flat in calendar 2006 but have shown some recent signs of weakness. After being in decline for several years, we believe the market for folding trailers should benefit from the move toward products that are cheaper and more fuel efficient to tow, as suggested by some recent signs of improvement.

Our overall market position in motor homes has been slightly impacted by industry weakness in products that have traditionally been an area of relative strength for Fleetwood. As calendar 2006 continues, we do expect to benefit from the recently introduced Terra/Fiesta LX low-end Class A gas product offering and improvements made to our higher-end diesel units. In the Class C category, we intend to offer products in the currently popular entry-level and fuel-efficient categories by the spring of 2007.

Our market share for travel trailers has been in decline for several years but initiatives to reverse these trends are well underway and are expected to take effect over time. We are now well into our 2007 model year product launch and early indications of dealer acceptance for most new models has been favorable, with market share for the three months ended June 30, 2006, showing sequential monthly improvement.

We are the dominant producer of folding trailer products and our market share has improved during calendar 2006. The business is well positioned to benefit from a rebound of this market sector.

We have renewed our focus on dealer development activities and have restructured our sales organizations to focus on individual brands and/or products in order to address the loss of shelf space in certain parts of our dealer network and to help ensure each of our products are being appropriately represented, especially travel trailers in the East and Midwestern regions and Class C products on the East Coast.

Manufacturing quality processes and servicing continue to be improved for the entire RV business and, although improvements are currently apparent in our finished products, the full financial benefits will only be realized over the longer term through lower warranty and service costs.

Housing

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

Despite these improvements, the manufactured housing market has experienced a steep decline that began in 1999 before beginning to stabilize at more than a 40-year low in 2004. Competition from repossessed homes, as well as a shortage of retail financing, relatively high retail interest rates, and more stringent lending standards for manufactured housing have adversely affected the industry.

Presently, levels of repossessed homes are closer to normal levels than they have been in recent years and availability of financing has also stabilized and may even be showing some signs of modest improvement. Depending on the extent of the financing actually generated, we anticipate that manufactured housing industry conditions may improve, albeit slowly.

Industry shipments increased by 1.6 percent in the six months ended June 30, 2006, but were essentially flat excluding sales of homes that were built to FEMA specifications for disaster relief.

Market conditions by region are mixed with certain regions, notably Texas, Louisiana and Mississippi, showing improvement. Other regions have actually softened, most notably in the West, especially in California, as well as parts of the Southeast. The outlook in most areas continues to be uncertain.

Our own market position has been adversely affected by the sale of our retail operations in August 2005. The immediate closure of approximately 50 stores combined with reduced purchases by the remaining operating stores will continue to affect our sales volume and market share until we fully replace or augment the closed outlets. We also had fewer sales through non-traditional channels, primarily to national operators of manufactured home communities, which have significantly reduced their activity over the last 12 months. We expect our market share trends to be negatively affected through the end of our second fiscal quarter.

Current demand in the Gulf Coast region is still lower than originally anticipated as residents wait for the completion of clean-up efforts, insurance reimbursements and floodplain determinations. We believe a substantial portion of the Gulf Coast rebuilding efforts may utilize modular products used by builders and developers, which we are prepared to provide. The sale of our network of Company-owned stores, which had a high concentration in these regions, may lessen our ability to fully participate in any upswing in more traditional dealer sales in these areas until we are able to complete the rebuilding of our distribution network.

We continue to be encouraged, however, by the excellent reviews our new regionally designed homes are receiving from dealers and consumers alike, although dealers have been generally slow to add to inventory by stocking our new models until existing inventory is sold. We will also continue to pursue other opportunities to supplement our business, such as increasing emphasis on modular homes and sales to community and park operators, land developers and the military.

Summary

We believe that our recently introduced products for all areas of our business are feature-rich, innovative and price competitive. As a result, we generally expect to improve our market share position over the course of the next fiscal year. Restructuring actions to date, including additional actions taken since the end of the quarter that were primarily focused on corporate and other general and administrative expenses, have resulted in a more cost-effective management structure with continued emphasis on moving towards sustainable profitability.

However, a highly competitive travel trailer market, continued weakness in the motor home and housing industries and some normal seasonal slowing will place continued pressure on margins. The benefits from recent cost reductions will become more apparent in our third quarter but will be largely offset by one-time restructuring costs in the second quarter.

Liquidity and Capital Resources

We use external funding sources, including the issuance of debt and equity instruments, to supplement working capital, fund capital expenditures and meet internal cash flow requirements on an as-needed basis.  Cash totaling $54.9 million was used by operating activities during the first three months of fiscal 2007 compared to cash generated of $17.1 million for the similar period one year ago. In the current period, income from continuing operations, adjusted for non-cash items but excluding the affects of changes in assets and liabilities used $9.3 million of operating cash. Changes in assets and liabilities during this period used $45.6 million of cash, primarily an increase in inventory levels since fiscal year-end. Inventory levels are not at unreasonable levels despite the increase from particularly low levels at both fiscal year-end and in July 2005. In the prior year, cash generated by operations resulted from inventory reductions partially offset by losses from continuing operations and higher receivable levels.

Net cash used by discontinued operations during the first three months was $0.7 million compared to cash provided of $15.6 million in the prior year. The cash used in the current period related mostly to administrative costs incurred in connection with the wind-down of operations. The prior year cash provided by discontinued operations generally related to a sale of $28.2 million of the HomeOne portfolio of loans partially offset by operating losses for that period.

Net capital expenditures were $2.3 million during the first three months compared to $4.4 million in the same period last year.

Short-term borrowings under our secured syndicated credit facility, led by Bank of America, N.A., as administrative agent, including the current portion of the term loan, increased by $0.6 million during the first three months of the fiscal year. At the end of the first quarter, short-term borrowings were $6.3 million and the long-term portion of the term loan was $16.5 million. Net lender commitments to the overall facility totaled $207 million at quarter-end. Our borrowing capacity, however, is governed by the amount of a borrowing base, consisting of inventories, accounts receivable and real estate. The borrowing base is revised weekly for changes in receivables and monthly for changes in inventory balances. At the end of the quarter, the borrowing base totaled $175.8 million. After consideration of standby letters of credit of $60.3 million and the outstanding borrowings, unused borrowing capacity was approximately $92.8 million.  Long-term debt, excluding our 6% convertible subordinated debentures, decreased by approximately $1.9 million.

The Company purchased and cancelled one million shares or 24.8 percent of its previously outstanding 6% convertible trust preferred securities in July 2006. The transaction price of $31 per share represented a discount of approximately 39 percent from the par value of $50 per share, taking into account accrued and unpaid interest. Long-term debt was reduced by $50 million and the Company recorded a pre-tax gain of approximately $18.5 million in other income.

As a result of the above-mentioned changes, cash and marketable investments decreased by $83.7 million from $145.9 million as of April 30, 2006, to $62.2 million as of July 30, 2006.

Credit Agreements

During May 2004, the Company’s credit facility was renewed and extended until July 31, 2007. As amended and restated, the facility includes a revolver, supplemented by a term loan. The aggregate balance outstanding on the revolver and the current portion of the term loan as reflected on the balance sheet for the quarters ended July and April 2006 in other short-term borrowings was $6.2 million and $5.7 million, respectively. The revolving credit line and term loan bear interest, at the Company’s option, at variable rates based on either Bank of America’s prime rate or one, two or three month LIBOR.

Gross loan commitments are $212 million, with a seasonal uplift to $237 million from December through April. The loan commitments for both the revolver and the term loan are reduced on the first day of each fiscal quarter beginning on October 31, 2005, in the amounts of $750,000 and $785,715, respectively. As of July 30, 2006, after consideration of these reductions, the loan commitments for the revolver and the term loan stood at $187.8 million and $19.6 million, respectively. Our borrowing capacity, however, is governed by the amount of a borrowing base, consisting of inventories and accounts receivable, that fluctuates significantly from week to week. The borrowing base is revised weekly for changes in receivables and monthly for changes in inventory balances. At the end of the quarter, the borrowing base totaled $175.8 million. After consideration of standby letters of credit of $60.3 million and the outstanding borrowings, unused borrowing capacity was approximately $92.8 million.

Dividends and Distributions

On October 30, 2001, the Board of Directors announced that it would discontinue the payment of dividends. Any future resumption of dividends on our common stock would be at the discretion of our Board of Directors, and is not currently contemplated.

Other

In the opinion of management, the combination of existing cash resources, expected future cash flows from operations and available lines of credit will be sufficient to satisfy our foreseeable cash requirements for the next 12 months, including up to

$15 million for capital expenditures, to be utilized primarily for enhancements to manufacturing facilities.

Contracts and Commitments

Below is a table showing payment obligations for long-term debt, capital leases, operating leases and purchase obligations for the next five years and beyond as of July 30, 2006 and the effects such obligations are expected to have on liquidity and cash flow in future periods (amounts in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt (excluding capital lease obligations)(1)(2)	$136,752	$9,715	$124,348	$668	$2,021
Capital lease obligations(1)	6,087	1,661	4,050	376	—
Operating leases(3)	10,520	2,775	5,642	2,103	—
Other long-term liabilities:
Deferred compensation and non-qualified retirement plans(1)	42,311	7,960	13,833	8,625	11,893
Insurance reserves	51,918	16,918	35,000	—	—
Convertible subordinated debentures(1)(4)	355,574	9,075	18,150	18,150	310,199
Total	$603,162	$48,104	$201,023	$29,922	$324,113

(1)    The long-term debt obligations, capital lease obligations, deferred compensation and non-qualified retirement plans and Convertible subordinated debentures include both principal and interest commitments for the periods presented. The interest commitment on our term loan is based on our fiscal 2006 weighted average interest rate of  8.9 percent.  The interest commitment on the deferred compensation is based on an estimated average of the prime rate of 8.5%.  The interest commitment on the Company’s 5% convertible senior subordinated debentures and the 6% convertible subordinated debentures is based on their stated fixed rates.

(2)    Long-term debt includes the $100 million aggregate principal amount of the 5% convertible senior subordinated debentures due in 2023, which are more fully described in Note 13 to the Company’s Annual Report on Form 10-K. Holders of these debentures have the ability, in whole or in part, to require the Company to repurchase these debentures as early as December 15, 2008, and the payment maturity above has been presented accordingly. The Company may, at its option, elect to pay the repurchase price in cash, its common stock or a combination thereof.

(3)    Some of the Company’s facilities are leased under terms that range from monthly to 5 years.  Also included in the above amounts are equipment leases.  Management expects that in the normal course of business, leases will be renewed or replaced by other leases to support continuing operations.

(4)    Includes $8.9 million of obligation that represents the purchase by the company of the common shares of the underlying trust, our net obligation to third parties is reduced by such amount.

Off-Balance Sheet Arrangements

We describe our aggregate contingent repurchase obligation in Note 9 to the Company’s financial statements in this Report and under “Critical Accounting Policies” in this Item above.

We describe our lease guarantees in Note 9 to the Company’s financial statements in this Report.

Under the senior credit agreement, Fleetwood Enterprises, Inc. is a guarantor of the borrowings of Fleetwood Holdings, Inc. which includes most of the wholly owned manufacturing subsidiaries.

Fleetwood Enterprises, Inc. has also entered into 10 limited guarantees aggregating $4.0 million to obligations of certain retailers to floorplan lenders and an additional two unsecured guarantees aggregating $3.5 million for other obligations.

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

The majority of our marketable investments are in fixed rate securities with an average life, after consideration of call features, of two years or less, minimizing the effect of interest rate fluctuations on their fair value.

For variable rate debt, changes in interest rates generally do not influence fair market value, but do affect future earnings and cash flows. Based upon the amount of variable rate debt outstanding at the end of the quarter, and holding the variable rate debt balance constant, each one percentage point increase in interest rates occurring on the first day of an annual period would result in an increase in interest expense of approximately $227,000. For fixed-rate debt, changes in interest rates generally affect the fair market value, but not earnings or cash flows. Changes in fair market values as a result of interest rate changes are not currently expected to be material.

We do not believe that future market equity or interest rate risks related to our marketable investments or debt obligations will have a material impact on our results.

Item 4.  Controls and Procedures.

Based on our management’s evaluation, with the participation of our chief executive officer and chief financial officer, as of July 30, 2006, the end of the period covered by this report, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting identified in the evaluation that occurred during our fiscal quarter ended July 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II   OTHER INFORMATION

Item 1.  Legal Proceedings.

In May 2003, the Company filed a complaint in state court in Kansas, in the 18th Judicial District, District Court, Sedgewick County, Civil Department, against The Coleman Company, Inc. (Coleman) in connection with a dispute over the use of the “Coleman” brand name. The lawsuit sought declaratory and injunctive relief. On June 6, 2003, Coleman filed an answer and counterclaimed against us alleging various counts, including breach of contract and trademark infringement. On November 17, 2004, after a hearing, the Court granted our request for a permanent injunction against Coleman prohibiting Coleman from licensing the Coleman name for recreational vehicles to companies other than Fleetwood. Coleman has appealed that ruling. At the conclusion of trial, on December 16, 2004, the jury awarded monetary damages against Fleetwood on Coleman’s counterclaim in the amount of $5.2 million. On January 21, 2005, the Court granted Coleman’s request for treble damages, making the total amount of the award approximately $14.6 million. A charge to record this award was reflected in our results for the third fiscal quarter of 2005. Payment has been stayed pending Fleetwood’s appeal, which has been filed. We anticipate that the appeals will be argued by the end of this calendar year or early in calendar 2007. Pending our appeal, Fleetwood was required to post a letter of credit for $18 million, representing the full amount of the judgment plus an allowance for attorneys’ fees and interest. We are pursuing all available appellate remedies.

Brodhead et al v. Fleetwood Enterprises, Inc. was filed in federal court in the Central District of California on June 22, 2005. The complaint states a claim for damages growing out of certain California statutory claims with respect to alleged defects in a specific type of plastic roof installed on folding trailers from 1995 through 2003. The plaintiffs have further clarified and narrowed the class for which they are seeking certification, which now encompasses all original owners of folding trailers produced by Fleetwood Folding Trailers, Inc. with this type of roof but not including original purchasers who received an aluminum roof replacement and did not pay for freight. The subject matter of the claim is similar to a putative class action previously filed in California state court in Griffin et al v. Fleetwood Enterprises, Inc. et al. The California trial court denied class action certification in the Griffin matter on April 28, 2005, and the State of California—Court of Appeal upheld the denial in a ruling issued on May 11, 2006. The plaintiffs did not appeal the Court of Appeal ruling in Griffin. Proceedings relating to the class certification in the Brodhead matter had been stayed pending the outcome of the state court certification in Griffin. It is not possible at this time to properly assess the risk of an adverse verdict or the magnitude of any possible exposure with respect to the Brodhead complaint. Fleetwood intends to vigorously defend the matter.

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

Item 6.  Exhibits.

No.	Description

15.1	Letter of Acknowledgment of Use of Report on Unaudited Interim Financial Information

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLEETWOOD ENTERPRISES, INC.

/s/ Boyd R. Plowman
Boyd R. Plowman
Executive Vice President and Chief Financial Officer

September 7, 2006