Form 10-Q
period 2006-10-29
FLEETWOOD ENTERPRISES INC/DE/
filed 2006-12-07
CIK 314132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2006

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 1, 2006
Common stock, $1 par value	63,977,680 shares

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

•  the Company’s ability to comply with financial tests and covenants on existing debt obligations and to obtain future financing needed in order to execute its business strategies;

•  the volatility of the Company’s stock price;

•  the impact of ongoing weakness in the manufactured housing market and more recent weakness in the recreational vehicle market;

•  the effect of global tensions, fuel prices, interest rates, and other factors on consumer confidence, which in turn may reduce demand for Fleetwood’s products;

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

We have reviewed the condensed consolidated balance sheet of Fleetwood Enterprises, Inc. as of October 29, 2006, the related condensed consolidated statements of operations for the thirteen-week periods ended October 29, 2006 and October 30, 2005, the related condensed consolidated statements of operations and condensed consolidated statements of cash flows for the twenty-six-week period ended October 29, 2006 and twenty-seven-week period ended October 30, 2005, and the condensed consolidated statement of changes in shareholders’ equity for the twenty-six-week period ended October 29, 2006. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Fleetwood Enterprises, Inc. as of April 30, 2006, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended (not presented herein) and in our report dated July 7, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of April 30, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Orange County, California
December 4, 2006

FLEETWOOD ENTERPRISES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	13 Weeks Ended		26 Weeks Ended	27 Weeks Ended
	October 29, 2006	October 30, 2005	October 29, 2006	October 30, 2005
Net Sales:
RV Group	$364,591	$393,471	$735,817	$816,673
Housing Group	146,981	224,981	292,645	429,312
Supply Group	15,001	11,888	27,882	25,618
Intercompany Housing Group sales	—	(839)	—	(25,627)
	526,573	629,501	1,056,344	1,245,976

Cost of products sold	453,058	517,484	909,575	1,033,896
Gross profit	73,515	112,017	146,769	212,080

Operating expenses	87,867	100,878	171,419	197,504
Other operating (income) expense, net	874	1,004	(1,190)	5,334
	88,741	101,882	170,229	202,838

Operating income (loss)	(15,226)	10,135	(23,460)	9,242
Other income (expense):
Investment income	1,292	1,151	3,432	2,156
Interest expense	(6,058)	(7,283)	(12,831)	(14,682)
Other, net	—	—	18,530	—
	(4,766)	(6,132)	9,131	(12,526)

Income (loss) from continuing operations before income taxes	(19,992)	4,003	(14,329)	(3,284)
Benefit (provision) for income taxes	223	(212)	(4,771)	(10,338)
Income (loss) from continuing operations	(19,769)	3,791	(19,100)	(13,622)

Loss from discontinued operations, net	(658)	(5,709)	(1,738)	(17,853)

Net loss	$(20,427)	$(1,918)	$(20,838)	$(31,475)

	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Earnings (loss) per common share:
Income (loss) from continuing operations	$(.31)	$(.31)	$.07	$.07	$(.30)	$(.30)	$(.24)	$(.24)
Loss from discontinued operations	(.01)	(.01)	(.10)	(.10)	(.03)	(.03)	(.32)	(.32)
Net loss per common share	$(.32)	$(32)	$(.03)	$(.03)	$(.33)	$(.33)	$(.56)	$(.56)

Weighted average common shares	63,919	63,919	56,481	57,209	63,905	63,905	56,302	56,302

See accompanying notes to condensed consolidated financial statements.

FLEETWOOD ENTERPRISES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	October 29, 2006	April 30, 2006
	(Unaudited)
Assets
Cash	$55,172	$123,141
Marketable investments - available for sale	23,505	22,768
Receivables	136,306	154,493
Inventories	197,382	177,832
Deferred taxes, net	13,197	14,736
Other current assets	15,941	16,851

Total current assets	441,503	509,821

Property, plant and equipment, net	204,874	217,458
Deferred taxes, net	52,274	54,320
Cash value of Company-owned life insurance, net	29,722	29,938
Goodwill	6,316	6,316
Other assets	40,045	44,182

Total assets	$774,734	$862,035

Liabilities and Shareholders’ Equity
Accounts payable	$59,411	$65,333
Employee compensation and benefits	45,023	53,267
Federal and state income taxes	2,211	2,217
Product warranty reserves	44,997	45,488
Insurance reserves	17,588	17,531
Other short-term borrowings	20,661	7,476
Accrued interest	6,356	7,197
Other current liabilities	70,887	67,728

Total current liabilities	267,134	266,237

Deferred compensation and retirement benefits	34,637	33,609
Product warranty reserves	21,510	21,635
Insurance reserves	34,232	36,268
Convertible senior subordinated debentures	100,000	100,000
Convertible subordinated debentures	160,142	210,142
Other long-term debt	4,360	23,199

Total liabilities	622,015	691,090

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $1 par value, authorized 10,000,000 shares, none outstanding	—	—
Common stock, $1 par value, authorized 150,000,000 shares, outstanding 63,969,000 at October 29, 2006, and 63,878,000 at April 30, 2006	63,969	63,878
Additional paid-in capital	490,863	488,906
Accumulated deficit	(406,071)	(385,233)
Accumulated other comprehensive income	3,958	3,394

Total shareholders’ equity	152,719	170,945

Total liabilities and shareholders’ equity	$774,734	$862,035

See accompanying notes to condensed consolidated financial statements.

FLEETWOOD ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	26 Weeks Ended October 29, 2006	27 Weeks Ended October 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from continuing operations	$(19,100)	$(13,622)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	11,622	11,327
Amortization of financing costs	1,442	653
Stock options and other awards compensation expense	1,656	—
(Gain) loss on sale of property, plant and equipment	(3,834)	9
Gain on redemption of convertible trust preferred securities	(18,530)	—
Gains on investment securities transactions	(38)	(6)
Asset impairment	—	1,050
Deferred income taxes	3,585	10,500
Changes in assets and liabilities:
Decrease (increase) in receivables	18,187	(17,081)
(Increase) decrease in inventories	(19,550)	21,987
Increase in income tax receivable	—	(70)
Decrease in cash value of Company-owned life insurance	216	323
Decrease (increase) in other assets	2,520	(11,931)
(Decrease) increase in accounts payable	(5,922)	7,681
(Decrease) increase in accrued interest	(841)	7,599
Decrease in employee compensation and benefits accrual	(7,216)	(435)
Decrease in Federal and state income taxes payable	(6)	—
(Decrease) increase in product warranty reserve	(616)	250
Increase in other liabilities	928	20,818

Net cash (used in) provided by operating activities	(35,497)	39,052

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available-for-sale	(16,477)	(1,239)
Proceeds from sale of investment securities available-for-sale	15,920	1,011
Purchases of property, plant and equipment	(4,453)	(8,034)
Proceeds from sales of property, plant and equipment	9,249	1,104

Net cash provided by (used in) investing activities	4,239	(7,158)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of borrowings	(5,654)	(19,119)
Redemption of convertible subordinated debentures	(30,385)	—
Proceeds from exercise of stock options	392	2,794

Net cash used in financing activities	(35,647)	(16,325)

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash used in operating activities	(1,486)	(20,093)
Net cash provided by investing activities	—	144,917
Net cash used in financing activities	—	(78,100)

Net cash (used in) provided by discontinued operations	(1,486)	46,724

Foreign currency translation adjustment	422	923

(Decrease) increase in cash	(67,969)	63,216
Cash at beginning of period	123,141	27,849

Cash at end of period	$55,172	$91,065

See accompanying notes to condensed consolidated financial statements.

FLEETWOOD ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES
IN SHAREHOLDERS’ EQUITY
(Unaudited)
(Amounts in thousands)

					Accumulated
	Common Stock		Additional		Other	Total
	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Income	Shareholders’ Equity

Balance April 30, 2006	63,878	$63,878	$488,906	$(385,233)	$3,394	$170,945

Comprehensive loss:

Net loss	—	—	—	(20,838)	—	(20,838)

Other comprehensive income:

Foreign currency translation, net of taxes	—	—	—	—	422	422

Investment securities, net of taxes	—	—	—	—	142	142

Comprehensive loss						(20,274)

Share-based compensation expense			1,656			1,656

Stock options exercised	91	91	301	—	—	392

Balance October 29, 2006	63,969	$63,969	$490,863	$(406,071)	$3,958	$152,719

See accompanying notes to condensed consolidated financial statements.

FLEETWOOD ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 29, 2006
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

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements. Actual results could differ from those estimates. Significant estimates made in preparing these financial statements include accrued warranty costs, depreciable lives, insurance reserves, accrued post-retirement health care benefits, legal reserves, the deferred tax asset valuation allowance and the assumptions used to determine the expense recorded for share-based payments.

In the opinion of the Company’s management, the accompanying consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position at October 29, 2006, and the results of operations for the 13 and 26-week periods ended October 29, 2006, and the 13 and 27-week periods ended October 30, 2005. The consolidated financial statements do not include footnotes and certain financial information normally presented annually under U.S. generally accepted accounting principles and, therefore, should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended April 30, 2006. The Company’s businesses are seasonal and its results of operations for the 13 and 26-week periods ended October 29, 2006 and 13 and 27-week periods ended October 30, 2005, respectively, are not necessarily indicative of results to be expected for the full year.

Cash and Cash Equivalents:

Cash includes cash on hand, cash in banks, demand deposit accounts, money market funds and readily marketable securities with original maturities of 90 days or less.

Recent Accounting Pronouncements:

Share-Based Payment

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment.” Previously, the Company accounted for share-based payments under the provisions of Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees” and disclosed share-based payment expense as if accounted for under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Under the provisions of SFAS No. 123R, a public entity is required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award.

The Company adopted SFAS No. 123R effective with the beginning of the first quarter of fiscal 2007, as discussed further in Note 2.

In November 2005, the FASB issued FASB Staff Position (FSP) SFAS 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” FSP SFAS 123R-3 provides an elective alternative transition method to SFAS 123R in accounting for the tax effects of share-based payment awards to employees. The elective method utilizes a computational component that establishes a beginning balance of the Additional Paid-In Capital (APIC) pool related to employee compensation and a simplified method to determine the subsequent impact on the APIC pool of employee awards that are fully vested and outstanding upon the adoption of SFAS 123R. The impact on the APIC pool of awards partially vested upon, or granted after, the adoption of SFAS 123R is determined in accordance with the guidance in SFAS 123R. The Company did not adopt the transition election of FSP SFAS 123R-3.

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

Life Insurance Policies

In March 2006, the FASB issued FSP No. FTB 85-4-1, “Accounting for Life Settlement Contracts by Third Party Investors.” FSP FTB 85-4-1 provides for a contract-by-contract irrevocable election to account for life settlement contracts on either a fair value basis, with changes in fair value recognized in the condensed consolidated statements of operations, or through use of the investment method. Under the investment method, the initial investment and continuing costs are capitalized; however, no income is recognized until death of the insured party. The guidance of FSP FTB 85-4-1 will be effective for fiscal years beginning after June 15, 2006. The Company plans to adopt FSP FTB 85-4-1 on April 30, 2007, and its adoption is not expected to have a material impact on its condensed consolidated financial statements.

Variable Interest Entities

In April 2006, the FASB issued FSP FIN 46R-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46R,” which requires the variability of an entity to be analyzed based on the design of the entity. The nature and risks in the entity, as well as the purpose for the entity’s creation, are examined to determine the variability in applying FASB Interpretation No. (FIN) 46R, “Consolidation of Variable Interest Entities.” The variability is used in applying FIN 46R to determine whether an entity is a Variable Interest Entity (VIE), which interests are variable interests in the entity, and who is the primary beneficiary of the VIE. This statement is effective for all reporting periods beginning after June 15, 2006 and was adopted by the Company at the beginning of the second quarter of fiscal 2007. This statement did not have a significant impact on the Company’s financial condition or results of operations.

Income Taxes

In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes,” which supplements SFAS No. 109, “Accounting for Income Taxes,” by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. FIN No. 48 requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are to be recognized. Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. At adoption, companies must adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any necessary adjustment would be recorded directly to retained earnings in the period of adoption and reported as a change in accounting principle. This Interpretation is effective as of the beginning of the first fiscal year beginning after December 15, 2006. Management is assessing the potential impact on the Company’s financial condition and results of operations.

Defined Benefit Pension and Other Post-retirement Plans

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post-retirement Plans.” SFAS No. 158 requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other post-retirement plans in their financial statements. The provisions of SFAS No. 158 are effective as of the end of the fiscal year ending April 29, 2007. The Company is currently evaluating the impact of the provisions of SFAS No. 158.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurement where the FASB has previously determined that under those pronouncements fair value is the appropriate measurement. This statement does not require any new fair value measurements but may require companies to change current practice. This statement is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the adoption of SFAS No. 157 where fair value measurements are used.

2)             Supplemental Financial Information

Earnings Per Share:

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Stock options, restricted stock units and convertible securities were determined to be anti-dilutive for all periods presented, except that stock options were dilutive for the quarter ended October 30, 2005.

The table below shows the components for the calculation of both basic and diluted earnings (loss) per share for the three and six months ended October 29, 2006 and October 30, 2005 (amounts in thousands):

	13 Weeks Ended		26 Weeks Ended	27 Weeks Ended
	Oct. 29, 2006	Oct. 30, 2005	Oct. 29, 2006	Oct. 30, 2005

Basic and diluted –

Income (loss) from continuing operations	$(19,769)	$3,791	$(19,100)	$(13,622)
Loss from discontinued operations	(658)	(5,709)	(1,738)	(17,853)

Net loss	$(20,427)	$(1,918)	$(20,838)	$(31,475)

Weighted average number of common shares outstanding:
Basic	63,919	56,481	63,905	56,302
Effect of dilutive employee stock options	—	728	—	—
Diluted	63,919	57,209	63,905	56,302

Anti-dilutive securities outstanding for the three and six months ended October 29, 2006 and October 30, 2005 are as follows (amounts in thousands):

	13 Weeks Ended		26 Weeks Ended	27 Weeks Ended
	Oct. 29, 2006	Oct. 30, 2005	Oct. 29, 2006	Oct. 30, 2005

Options	4,569	2,536	4,569	4,720

Restricted stock and restricted stock units	237	—	237	—

6% convertible subordinated debentures	3,104	4,131	3,104	4,131

5% convertible senior subordinated debentures	8,503	8,503	8,503	8,503

Common stock reserved for future issuance at October 29, 2006 was 16,413 shares.

Stock-Based Incentive Compensation:

Prior to May 1, 2006, in accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Share-Based Payment—Transition and Disclosure,” the Company accounted for share-based payment using the intrinsic value method under APB No. 25, “Accounting for Stock Issued to Employees.” The Company grants stock options under its stock-based incentive compensation plan and its non-employee directors’ plan with an exercise price no less than the fair market value of the underlying common shares on the date of grant. Vesting is generally based on three years of continuous service, and the options typically have a 10-year contractual term. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the Plan). Accordingly, under APB No. 25, no compensation cost was previously recognized for stock options granted under either plan.

Effective May 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment,” using the modified prospective transition method. Under the modified prospective transition method, compensation cost recognized for the six months ended October 29, 2006 included (1) compensation cost for all share-based awards granted prior to, but not yet vested as of, May 1, 2006 based on the grant date fair value determined in accordance with SFAS No.123, and (2) compensation cost for all share-based awards granted subsequent to May 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Results of prior periods have not been restated.

As a result of adopting SFAS No. 123R on May 1, 2006, total share-based payment cost of $1.1 million and $1.7 million was recognized during the 13 and 26 weeks ended October 29, 2006 as a component of general and administrative expenses.

The Company expects to recognize similar amounts of share-based payment costs over the remainder of the fiscal year.

As of October 29, 2006, there was $4.3 million of total unrecognized compensation cost related to non-vested stock options granted under the Company’s stock-based incentive compensation plans which will be recognized over the remaining weighted average vesting period of 1.90 years.

If the fair value method under SFAS 123 had been applied in measuring share-based payment expense for the 13 and 27 weeks ended October 30, 2005, the pro forma effect on net loss and net loss per share would have been as follows, as previously disclosed (in thousands, except per share amounts):

		13 Weeks Ended	27 Weeks Ended
		Oct. 30, 2005	Oct. 30, 2005

Net loss, as reported		$(1,918)	$(31,475)

Less:	Stock-based compensation expense determined under fair value based method for all awards, net of tax	613	1,918

Pro forma net loss		$(2,531)	$(33,393)

Basic and diluted loss per share, as reported		$(.03)	$(.56)
Basic and diluted loss per share, pro forma		$(.04)	$(.59)

Inventory Valuation:

Inventories are valued at the lower of cost (first-in, first-out) or market. Work in process and finished goods costs include materials, labor and manufacturing overhead. Inventories consist of the following (amounts in thousands):

	Oct. 29, 2006	April 30, 2006
Manufacturing inventory-
Raw materials	$124,406	$126,060
Work in process	41,431	38,989
Finished goods	31,545	12,783

	$197,382	$177,832

Product Warranty Reserve:

Fleetwood typically provides customers of its products with a one-year warranty covering defects in material or workmanship with longer warranties on certain structural components. This warranty period typically commences upon delivery to the end user of the product. The Company records a liability based on the best estimate of the amounts necessary to settle existing and future claims on products sold as of the balance sheet date. Factors used in estimating the warranty liability include a history of units sold to customers, the average cost incurred to repair a unit and a profile of the distribution of warranty expenditures over the warranty period. The historical warranty profile is used to estimate the classification of the reserve between long-term and short-term on the balance sheet. Changes in the Company’s product warranty liability are as follows (amounts in thousands):

Balance at April 30, 2006	$67,123
Warranties issued and changes in the estimated liability during the period	36,571
Settlements made during the period	(37,187)

Balance at October 29, 2006	$66,507

Accumulated Other Comprehensive Loss:

Comprehensive loss includes all revenues, expenses, gains, and losses that affect the capital of the Company aside from issuing or retiring shares of stock. Net loss is one component of comprehensive loss. Based on the Company’s current activities, the only other components of comprehensive loss consist of foreign currency translation gains or losses and changes in the unrealized gains or losses on marketable securities.

The difference between net loss and total comprehensive loss is shown below (amounts in thousands):

	13 Weeks Ended		26 Weeks Ended	27 Weeks Ended
	Oct. 29, 2006	Oct. 30, 2005	Oct. 29, 2006	Oct. 30, 2005

Net loss	$(20,427)	$(1,918)	$(20,838)	$(31,475)
Foreign currency translation	624	739	422	923
Unrealized gain (loss) on investments	28	(2)	142	19

Comprehensive loss	$(19,775)	$(1,181)	$(20,274)	$(30,533)

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

The components of the net periodic post-retirement benefit cost are as follows (amounts in thousands):

	13 Weeks Ended		26 Weeks Ended	27 Weeks Ended
	Oct. 29, 2006	Oct. 30, 2005	Oct. 29, 2006	Oct. 30, 2005

Service cost - benefits earned during the year	$58	$139	$115	$289
Interest cost on projected benefit obligation	107	154	214	320
Recognized net actuarial loss	87	239	175	496
Amortization of unrecognized prior service cost	(147)	(170)	(294)	(355)

Net periodic post-retirement benefit cost	$105	$362	$210	$750

The total amount of employer’s contributions expected to be paid during the current fiscal year is $611,000.

3)                                      Industry Segment Information

Information with respect to industry segments is shown below (amounts in thousands):

	13 Weeks Ended		26 Weeks Ended	27 Weeks Ended
	Oct. 29, 2006	Oct. 30, 2005	Oct. 29, 2006	Oct. 30, 2005

REVENUES:

RV Group	$364,591	$393,471	$735,817	$816,673
Housing Group	146,981	224,981	292,645	429,312
Supply Group	15,001	11,888	27,882	25,618
Intercompany Housing Group sales	—	(839)	—	(25,627)

	$526,573	$629,501	$1,056,344	$1,245,976

OPERATING (LOSS) INCOME:

RV Group	$(14,898)	$(703)	$(28,151)	$(5,784)
Housing Group	1,384	14,156	3,451	19,176
Supply Group	871	878	2,119	2,599
Corporate and other	(2,583)	(4,196)	(879)	(6,749)

	$(15,226)	$10,135	$(23,460)	$9,242

In addition to the third-party revenues shown above, the Supply Group also generated the following intercompany revenues with the RV and Housing Groups:

	13 Weeks Ended Oct. 29, 2006	13 Weeks Ended Oct. 30, 2005	26 Weeks Ended Oct. 29, 2006	27 Weeks Ended Oct. 30, 2005

Supply intercompany revenues	$30,563	$45,034	$64,523	$85,081

4)                                      Other Operating (Income) Expense, net

Other operating (income) expense, net consisted of $1.8 million in net gains from the sale of fixed assets during the quarter ended October 2006, offset by $2.6 million in restructuring costs. The prior year expense consisted of restructuring and impairment costs, as well as gains and losses from the sale of fixed assets. Restructuring costs, related to the reorganization of certain functions within the Company, consisted primarily of severance costs. Impairment costs related to the write-down of idle facilities held-for-sale.

Year-to-date other operating (income) expense, net included approximately $3.8 million of gains from the sale of idle facilities, partially offset by $2.6 million of restructuring costs, primarily severance payments. Prior year-to-date other operating (income) expense, net consisted of $4.3 million of severance costs and $1.0 million of impairment charges on idle facilities.

5)                                      Income Taxes

The current quarter tax benefit relates to state and foreign tax liabilities.

The year-to-date tax provision is mainly attributable to a $3.6 million decrease in deferred tax assets. The utilization of the deferred tax assets occurred as a result of the Company realizing income through the repurchase of 1,000,000 shares of the Company’s 6% convertible trust preferred securities. Prior to the repurchase, the unrealized gains on the securities were identified as a source of future income to support deferred tax assets, principally income realized from the potential repurchase of the Company’s 6% convertible trust preferred securities. The provision also includes state tax liabilities in several states, with no offsetting tax benefits in others. The prior period tax provision resulted primarily from the effect of increasing the partial valuation allowance attributed to the Company’s deferred tax assets by $10.5 million. This change resulted from a reduction in the estimated benefit of various available tax strategies, which, if executed, would generate sufficient taxable income to realize the remaining net deferred tax asset. The provision also included state tax liabilities in several states, with no offsetting tax benefits in other states, and foreign tax benefits.

At October 29, 2006, the Company has identified unrealized sources of income, sufficient to support a deferred tax asset of $65.5 million compared to $69.1 million at fiscal year-end.

6)                                      Discontinued Operations

On March 30, 2005, the Company announced plans to exit its manufactured housing retail and financial services businesses and completed the sale of the majority of the assets of these businesses by August 2005. The Company exited these businesses to stem losses that were being incurred in the retail operations. The return to a traditional focus on manufacturing operations was part of the Company’s stated goal of achieving sustained profitability. As of October 29, 2006, and April 30, 2006, the remaining assets and liabilities from discontinued operations were not material.

Operating results of these businesses, including impairment charges, are classified as discontinued operations for all periods presented. Loss from discontinued operations, net consist of the following (amounts in thousands):

	13 Weeks Ended		26 Weeks Ended	27 Weeks Ended
	Oct. 29, 2006	Oct. 30, 2005	Oct. 29, 2006	Oct. 30, 2005

Revenues	$18	$21,601	$18	$92,869
Net loss before charges	(505)	(7,196)	(1,095)	(14,122)
Gain on sale, impairment charges and termination benefits:
Gain on sale of insurance assets	—	2,417	—	2,417
Impairment charges	(153)	(102)	393	(2,520)
Severance and termination costs	—	(828)	—	(3,628)
Contract (lease) termination costs	—	—	250	—

Discontinued operations, net	$(658)	$(5,709)	$(1,738)	$(17,853)

For the six months ended October 30, 2005, the net loss before impairment charges included interest expense on the retail flooring liability and the warehouse line of credit, which were repaid upon sale of their related collateral, of $1.2 million. No tax provision (benefit) was recorded on discontinued operations in fiscal 2006 or 2007. The Company expects to incur minor ongoing operating losses that are not expected to be material to the Company’s overall financial results or to the Company’s financial position.

7)                                      Short-Term Borrowings

Secured Credit Facility:

During May 2004, the Company’s credit facility was renewed and extended until July 31, 2007. As amended and restated, the facility includes a revolver, supplemented by a term loan. The aggregate short-term balance outstanding on the revolver and term loan as of October 29, 2006 and April 30, 2006 was $18.7 million and $5.7 million, respectively. As of April 30, 2006, an additional $16.5 million of the term loan was included in long-term borrowings. The revolving credit line and term loan bear interest, at the Company’s option, at variable rates based on either Bank of America’s prime rate or one, two or three-month LIBOR.

As of October 29, 2006, the loan commitments for the revolver and the term loan stood at $187.0 million and $18.9 million, respectively, with a $25 million seasonal uplift from December through April. The loan commitments for both the revolver and the term loan incorporate a reduction that occurs on the first day of each fiscal quarter in the amounts of $750,000 and $785,715, respectively. The Company’s borrowing capacity, however, is governed by the amount of available borrowing base, consisting primarily of inventories and accounts receivable, that fluctuate significantly. The borrowing base is revised weekly for changes in receivables and monthly for changes in inventory balances. At the end of the quarter, the borrowing base totaled $183.5 million. After consideration of outstanding borrowings and standby letters of credit of $61.3 million, unused borrowing capacity was approximately $103.5 million. Borrowings are secured by receivables, inventory and certain other assets, primarily real estate, and are used for working capital and general corporate purposes. Under the senior credit agreement, Fleetwood Enterprises, Inc. is a guarantor of the borrowings and letters of credit of its wholly owned subsidiary, Fleetwood Holdings, Inc. The Company is subject to a springing covenant that is tied to achieving minimum levels of earnings before interest, taxes, depreciation and amortization but only if the Company fails to comply with certain liquidity requirements. Although the Company would not currently meet the targets established for the springing covenant, the covenant is not invoked because to date the Company has exceeded these minimum liquidity requirements and expects to do so for the foreseeable future.

On May 9, 2006, the facility was amended to authorize the Company, if it should elect to do so, to engage in certain financial transactions with respect to either the outstanding 6% convertible trust preferred securities of Fleetwood Capital Trust due 2028, or the 5% convertible senior subordinated debentures due 2023, including repurchases for up to $50 million in cash, incentivized conversions, or exchange offers. Of the $50 million limitation, $31 million was utilized to repurchase 6% convertible preferred securities with a par value of $50 million in July 2006. The May 2006 amendment also made refinements to the fixed-charge coverage ratio calculation that governs various pricing factors under the revolver.

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

The Company purchased and cancelled 1,000,000 shares or 24.8 percent of its previously outstanding 6% convertible trust preferred securities in July 2006. The transaction price of $31 per share represented a discount of approximately 39 percent from the par value of $50 per share, taking into account accrued and unpaid interest. Long-term debt was reduced by $50 million and the Company recorded a pre-tax gain of approximately $18.5 million as other income in the first quarter of fiscal 2007.

9)                                      Commitments and Contingencies

Repurchase Commitments:

Producers of recreational vehicles and manufactured housing customarily enter into repurchase agreements with lending institutions that provide wholesale floorplan financing to independent dealers. These agreements generally provide that, in the event of a default by a dealer in its obligation to these credit sources, the Company will repurchase vehicles or homes sold to the dealer that have not been resold to retail customers. With most repurchase agreements, the Company’s obligation ceases when the amount for which the Company is contingently liable to the lending institution has been outstanding for more than 12, 18 or 24 months, depending on the terms of the agreement. The contingent liability under these agreements approximates the outstanding principal balance owed by the dealer for units subject to the repurchase agreement, less any scheduled principal payments waived by the lender. Although the maximum potential contingent repurchase liability approximated $162 million for inventory at manufactured housing dealers and $321 million for inventory at RV dealers as of October 29, 2006, the risk of loss is reduced by the potential resale value of any products that are subject to repurchase, and is spread over numerous dealers and financial institutions. The gross repurchase obligation will vary depending on the season and the level of dealer inventories. Typically, the fiscal third quarter repurchase obligation is greater than other periods due to higher RV dealer inventories. The RV repurchase obligation is greater than the manufactured housing obligation due to motor homes having a higher average selling price per unit and dealers holding more units in inventory. Past losses under these agreements have not been significant and lender repurchase demands have been funded out of working capital. Through the first six months of fiscal year 2007, the Company repurchased $1.8 million of product, which is consistent with the same period in the prior year, with a repurchase loss of $542,000 incurred this year compared to a repurchase loss of $434,000 in the prior year.

Guarantees:

As part of the sale of the Company’s manufactured housing retail business, there are currently approximately 76 leased manufactured housing retail locations assigned to the buyers. Although the Company received indemnification from the assignees, if the assignees were to become unable to continue making payments under the assigned leases, the Company estimates its maximum potential obligation with respect to the assigned leases to be $11.1 million as of October 29, 2006. The Company will remain contingently liable for such lease obligations for the remaining lease terms, which range from one month to nine years.

Other:

As of October 29, 2006, the Company was a party to 10 limited guarantees, aggregating $4.0 million, to obligations of certain retailers to floorplan lenders and an additional two unsecured guarantees aggregating $3.5 million for other obligations.

Fleetwood is also a party to certain guarantees that relate to its credit arrangements. These are more fully discussed in Note 12 of the Company’s fiscal 2006 Annual Report on Form 10-K.

The fair value of the commitments and contingencies noted above is not material at October 29, 2006.

Legal Proceedings:

The Company is regularly involved in legal proceedings in the ordinary course of its business. Because of the uncertainties related to the outcome of the litigation and range of loss on cases other than breach of warranty, the Company is generally unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. In other cases, including products liability and personal injury cases, the Company prepares estimates based on historical experience, the professional judgment of the Company’s legal counsel, and other assumptions that are believed to be reasonable. As additional information becomes available, the Company reassesses the potential liability related to pending litigation and revises the related estimates. Such revisions and any actual liability that greatly exceed the Company’s estimates could materially impact the results of operations and financial position.

In May 2003, the Company filed a complaint in state court in Kansas, in the 18th Judicial District, District Court, Sedgwick County, Civil Department, against The Coleman Company, Inc. (Coleman) in connection with a dispute over the use of the “Coleman” brand name. The lawsuit sought declaratory and injunctive relief. On June 6, 2003, Coleman filed an answer and counterclaimed against us alleging various counts, including breach of contract and trademark infringement. On November 17, 2004, after a hearing, the Court granted the Company’s request for a permanent injunction against Coleman prohibiting Coleman from licensing the Coleman name for recreational vehicles to companies other than Fleetwood. Coleman has appealed that ruling. At the conclusion of trial, on December 16, 2004, the jury awarded monetary damages against Fleetwood on Coleman’s counterclaim in the amount of $5.2 million. On January 21, 2005, the Court granted Coleman’s request for treble damages, making the total amount of the award approximately $14.6 million. A charge to record this award was reflected in the Company’s results for the third fiscal quarter of 2005. Payment has been stayed pending Fleetwood’s appeal, which has been filed. The Company anticipates that the appeals will be argued early in calendar 2007. Pending its appeal, Fleetwood was required to post a letter of credit for $18 million, representing the full amount of the judgment plus an allowance for attorneys’ fees and interest. The Company is pursuing all available appellate remedies.

Brodhead et al v. Fleetwood Enterprises, Inc. was filed in federal court in the Central District of California on June 22, 2005. The complaint states a claim for damages growing out of certain California statutory claims with respect to alleged defects in a specific type of plastic roof installed on folding trailers from 1995 through 2003. The plaintiffs have further clarified and narrowed the class for which they are seeking certification, which now encompasses all original owners of folding trailers produced by Fleetwood Folding Trailers, Inc. with this type of roof but not including original purchasers who received an aluminum roof replacement and did not pay for freight. The subject matter of the claim is similar to a putative class action previously filed in California state court in Griffin et al v. Fleetwood Enterprises, Inc. et al. The California trial court denied class action certification in the Griffin matter on April 28, 2005, and the State of California—Court of Appeal upheld the denial in a ruling issued on May 11, 2006. The plaintiffs did not appeal the Court of Appeal ruling in Griffin. Proceedings relating to the class certification in the Brodhead matter have been stayed pending the outcome of the state court certification in Griffin. It is not possible at this time to properly assess the risk of an adverse verdict or the magnitude of any possible exposure with respect to the Brodhead complaint. Fleetwood is vigorously defending the matter.

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

Our business began in 1950 as a California corporation producing travel trailers and quickly evolved to what are now termed manufactured homes. We re-entered the recreational vehicle business with the acquisition of a travel trailer operation in 1964. The present company was incorporated in Delaware in 1977, and succeeded by merger to all the assets and liabilities of the predecessor company. Our manufacturing activities are conducted in 16 states within the U.S., and to a much lesser extent in Canada. We distribute our manufactured products primarily through a network of independent dealers throughout the United States and Canada. In fiscal 1999, we entered the manufactured housing retail business through a combination of key acquisitions and internal development of new retail sales centers. We later established a financial services subsidiary to provide finance and insurance products to the retail operation. We subsequently decided to divert these businesses and designated them as discontinued operations in March 2005 and selling them during the second quarter of fiscal 2006.

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

Industry conditions have been adversely affected by concerns about interest rates, fuel prices and diminished home equity financings. Industry motor home retail sales are expected to post a decline in calendar 2006, albeit smaller than in the prior year, with most of the continued weakness in the higher-end Class A and mid-priced Class C segments. However, if recent stability of economic factors extends into next calendar year, we may see the motor home market begin to rebound. Travel trailer retail sales are down slightly for the industry in calendar 2006 and have shown recent signs of weakness, combined with more competitive pricing and some discounting. After being in decline for several years, we believe the market for folding trailers should benefit from the move toward products that are less expensive and more fuel efficient to tow, as suggested by some recent signs of improvement in wholesale shipments.

Our overall market position in motor homes has been slightly impacted by industry weakness in products that have traditionally been an area of relative strength for Fleetwood. We are seeing a benefit from recent introductions of low-end Class A gas products and improvements made to our higher-end diesel units. In the Class C category, we intend to offer new products in the currently popular entry-level and fuel-efficient categories during 2007.

Our market share for travel trailers has been in decline for several years but initiatives to reverse these trends are well underway and are expected to take effect over time. Our 2007 model year product launch is essentially complete and early indications of dealer acceptance for most new models has been favorable resulting in stabilized or slightly improved market share, as well as improved shelf space on dealer lots.

We are the dominant producer of folding trailers and our market share has improved during calendar 2006. The business is well positioned to benefit from a rebound of this market sector.

We have renewed our focus on dealer development activities and have restructured our sales organizations to focus on individual brands and/or products in order to address the loss of shelf space in certain parts of our dealer network and to help ensure that our products are being appropriately represented, especially travel trailers in the East and Midwestern regions and Class C products on the East Coast.

Manufacturing quality processes and servicing continue to improve for our entire RV business and, although improvements are currently apparent in our finished products, the full financial benefits will only be realized over the longer term, through lower warranty and service costs. An evaluation and rationalization process for both our plants and their respective products is currently underway for travel trailers that will place emphasis on reducing the number of brands, and therefore floorplans, produced at each factory location to achieve manufacturing efficiencies. Net benefits should be apparent by the end of our fiscal year with improvements to margins and inventory levels.

Housing

Longer-term demand for affordable housing is expected to grow as a result of the rebuilding requirements in the Gulf States, greater numbers of baby boomers reaching retirement age and the escalating cost of site-built homes and conventional mortgage interest rates. Improvements in engineering and design continue to position manufactured and modular homes as a viable option in meeting the demand for affordable housing in new markets, such as suburban tracts and military sites, as well as in existing markets such as rural areas and manufactured housing communities and parks.

Despite these improvements, the manufactured housing market has experienced a steep decline that began in 1999 before beginning to stabilize in 2004. Without the shipments generated by disaster relief activities in recent years, the industry is predicted to establish a 44-year low in 2006. Competition from repossessed homes, as well as a shortage of retail financing, relatively high retail interest rates, and more stringent lending standards for manufactured housing have adversely affected the industry.

Presently, levels of repossessed homes are closer to normal levels than they have been in recent years, and availability of financing has also stabilized as lending economics have begun to improve. A slowing of the overall housing market may impact near-term manufactured housing conditions, although other trends such as higher apartment rents and lower vacancy rates have historically been helpful to the industry. Depending on these factors and the extent of the financing actually generated, we anticipate that manufactured housing industry conditions may improve, albeit slowly.

Industry shipments decreased by 5.5 percent in the nine months ended September 30, 2006, but were likely down by more than twice that percentage excluding sales of homes that were built to FEMA specifications for disaster relief.

Market conditions by region are mixed but generally only the Gulf states are showing improvement. Other regions have softened, while California and parts of the Southeast are down sharply in recent months. The outlook in most areas continues to be uncertain.

Our own market position has been adversely affected by the sale of our retail operations in August 2005. This effect on our market position was expected given the immediate closure of approximately 50 stores combined with reduced purchases by the remaining operating stores. This situation will continue to affect our sales volume and market share until we fully replace or augment the closed outlets. We also had fewer sales through non-traditional channels, primarily to national operators of manufactured home communities, which have significantly reduced their activity over the last 12 months. In response to these conditions, we have reduced manufacturing capacity during the quarter by consolidating two plants and have recently announced plans to consolidate two additional facilities into one.

Current activity in the Gulf Coast region by builders and developers is picking up with a substantial portion of the rebuilding efforts likely to include modular products, which we are prepared to provide. Development of this new distribution channel combined with a longer sales cycle for these types of projects will temper progress in this area. The sale of our network of Company-owned stores, which had a high concentration in the regions, may lessen our ability to fully participate in the upswing in more traditional dealer sales in the areas until we are able to complete the rebuilding of our independent dealer distribution network in the area.

In response to the weak market conditions, dealers throughout the country are maintaining low inventory levels, and in previously stronger markets such as Arizona, California and Florida, dealers are continuing to reduce their inventory levels. Although this reduction of inventories impacts current order levels, it enables the dealers to continue to operate profitably, albeit at a reduced level of activity. The inventory reduction also enables dealers to dispose of older units so that when market conditions improve, they can quickly add our new products. We continue to initiate incentive programs for our sales personnel and dealers to increase our product representation by incentivizing sales of aged inventory, such that it can be replaced by our dealers with new products. In addition, we continue to focus on adding new distribution points. We will also continue to pursue other opportunities to supplement our business, such as increased emphasis on sales of modular homes to builder/developers and community and park operators, as well as pursuing commercial and military projects.

Summary

We believe that new products recently introduced in all areas of our business are feature-rich, innovative and price competitive. As a result, we generally expect to improve our market share position over the course of the next fiscal year. Restructuring actions, which were primarily focused on corporate and other general and administrative expenses, have resulted in a more cost-effective management structure. The full impact of these changes will be in place from the beginning of the new calendar year and represent substantial progress towards achieving our goal of sustainable profitability.

In the upcoming third fiscal quarter, slower winter sales and a highly competitive travel trailer market will cause operating results to be weaker than their second quarter levels. In addition, the prior year third fiscal quarter was unusual due to the large disaster relief contracts related to the Gulf Coast, affecting comparisons with that period.

Critical Accounting Policies

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles. This requires us to make estimates and assumptions that affect the amounts reported in the financial statements and notes. We evaluate these estimates and assumptions on an ongoing basis using historical experience factors and various other assumptions that we believe are reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from these estimates under different assumptions or conditions.

The following is a list of the accounting policies that we believe reflect our more significant judgments and estimates, and that could potentially result in materially different results under different assumptions and conditions.

Reclassification

Certain amounts previously reported have been reclassified to conform to the fiscal 2007 presentation.

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

Most manufacturing sales are made on cash terms, with most dealers financing their purchases under flooring arrangements with banks or finance companies. Products are not ordinarily sold on consignment, dealers do not ordinarily have the right to return products, and dealers are typically responsible for interest costs to floorplan lenders. On average, we receive payments from floorplan lenders on products sold to dealers within approximately 15 days of the invoice date.

Warranty

We typically provide customers of our products with a one-year warranty covering defects in material or workmanship with longer warranties on certain structural components. This warranty period typically commences upon delivery to the end user of the product. We record a liability based on our best estimate of the amounts necessary to resolve future and existing claims on products sold as of the balance sheet date. Factors we use in estimating the warranty liability include a history of units sold to customers, the average cost incurred to repair a unit and a profile of the distribution of warranty expenditures over the warranty period. A significant increase in dealer shop rates, the cost of parts or the frequency of claims could have a material adverse impact on our operating results for the period or periods in which such claims or additional costs materialize.

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

Deferred Taxes

Deferred tax assets and liabilities are determined based on temporary differences between income and expenses reported for financial reporting and tax reporting. We are required to record a valuation allowance to reduce our net deferred tax assets to the amount that we believe is more likely than not to be realized. In assessing the need for a valuation allowance, we historically had considered relevant positive and negative evidence, including scheduled reversals of deferred tax liabilities, prudent and feasible tax planning strategies, projected future taxable income and recent financial performance. Since we have had cumulative losses in recent years, the accounting guidance suggests that we should not look to future earnings to support the realizability of the net deferred tax asset. Beginning in fiscal 2003, we concluded that a partial valuation allowance against our deferred tax asset was appropriate and have since made adjustments to the allowance as necessary. During the first quarter of fiscal 2007, we recorded a net adjustment to the deferred tax asset of $3.6 million with a corresponding provision for income taxes. The primary reason for this reduction was the realization of the deferred tax asset associated with the net gain of approximately $18.5 million from the purchase and cancellation of 1,000,000 shares of the 6% convertible trust preferred securities at $31 per share compared to the book value of $50 per share. The potential to realize taxable income from the repurchase of the remaining securities outstanding is a tax planning strategy that continues to support a portion of the deferred tax asset. The book value of the net deferred tax asset was supported by the availability of this and other tax strategies, which, if executed, were expected to generate sufficient taxable income to realize the book value of the remaining asset. We continue to believe that the combination of relevant positive and negative factors will enable us to realize the full value of the deferred tax assets; however, it is possible that the extent and availability of tax planning strategies will change over time and impact this evaluation. If, after future assessments of the realizability of our deferred tax assets, we determine that further adjustment is required, we will record the provision or benefit in the period of such determination.

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

Repurchase Commitments

Producers of recreational vehicles and manufactured housing customarily enter into repurchase agreements with lending institutions that provide wholesale floorplan financing to independent dealers. Our agreements generally provide that, in the event of a default by a dealer in its obligation to these credit sources, we will repurchase product. With most repurchase agreements, our obligation ceases when the amount for which we are contingently liable to the lending institution has been outstanding for more than 12, 18 or 24 months, depending on the terms of the agreement. The contingent liability under these agreements approximates the outstanding principal balance owed by the dealer for units subject to the repurchase agreement less any scheduled principal payments waived by the lender. Although the maximum potential contingent repurchase liability approximated $162 million for inventory at manufactured housing dealers and $321 million for inventory at RV dealers as of October 29, 2006, the risk of loss is reduced by the potential resale value of any products that are subject to repurchase, and is spread over numerous dealers and financial institutions. The gross repurchase obligation will vary depending on the season and the level of dealer inventories. Typically, the fiscal third quarter repurchase obligation will be greater than other periods due to higher RV dealer inventories. The RV repurchase obligation is greater than the manufactured housing obligation due to motor homes having a higher average selling price per unit and dealers holding more units in inventory. Past losses under these agreements have not been significant and lender repurchase demands have been funded out of working capital. A summary of recent repurchase activity is set forth below (dollars in thousands):

	26 Weeks Ended	27 Weeks Ended	Fiscal Years
	Oct. 29, 2006	Oct. 30, 2005	2006	2005

Units	79	55	66	174

Repurchase amount	$1.8	$1.8	$2.1	$6.3

Loss recognized	$0.5	$0.4	$0.4	$1.2

Results of Operations

The following table sets forth certain statements of operations data expressed as a percentage of net sales for the periods indicated (certain amounts in this section may not recompute due to rounding):

	13 Weeks Ended		26 Weeks Ended	27 Weeks Ended
	Oct. 29, 2006	Oct. 30, 2005	Oct. 29, 2006	Oct. 30, 2005

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	86.0	82.2	86.1	83.0

Gross profit	14.0	17.8	13.9	17.0
Operating expenses	(16.7)	(16.0)	(16.2)	(15.9)
Other operating (income) expense, net	(0.2)	(0.2)	0.1	(0.4)

Operating income (loss)	(2.9)	1.6	(2.2)	0.7
Other income (expense)
Investment income	0.3	0.2	0.3	0.2
Interest expense	(1.2)	(1.2)	(1.2)	(1.2)
Other, net	—	—	1.8	—
Income (loss) from continuing operations before income taxes	(3.8)	0.6	(1.3)	(0.3)
Provision for income taxes	—	—	(0.5)	(0.8)

Income (loss) from continuing operations	(3.8)	0.6	(1.8)	(1.1)
Discontinued operations	(0.1)	(0.9)	(0.2)	(1.4)

Net loss	(3.9)%	(0.3)%	(2.0)%	(2.5)%

Current Quarter Compared to Corresponding Quarter of Last Year

Consolidated Results

The following tables present consolidated net sales and operating income (loss) by segment for the quarters ended October 29, 2006 and October 30, 2005 (amounts in thousands):

	13 Weeks Ended
		% of Net		% of Net	Change
	Oct. 29, 2006	Sales	Oct. 30, 2005	Sales	Amount	%
REVENUES:
RV Group	$364,591	69.3	$393,471	62.5	$(28,880)	(7.3)
Housing Group	146,981	27.9	224,981	35.7	(78,000)	(34.7)
Supply Group	15,001	2.8	11,888	1.9	3,113	26.2
Intercompany Housing Group sales	—	—	(839)	(0.1)	839	(100.0)

Net sales	$526,573	100.0	$629,501	100.0	$(102,928)	(16.4)

OPERATING INCOME (LOSS):
RV Group	$(14,898)	(4.1)	$(703)	(0.2)	$(14,195)	(2,019.2)
Housing Group	1,384	0.9	14,156	6.3	(12,772)	(90.2)
Supply Group	871	5.8	878	7.4	(7)	(.8)
Corporate and other	(2,583)	—	(4,196)	—	1,613	38.4

Operating income (loss)	$(15,226)	(2.9)	$10,135	1.6	$(25,361)	(250.2)

Consolidated revenues fell 16.4 percent from the prior year, consisting of a 34.7 percent drop in sales for the Housing Group and a 7.3 percent decline for the RV Group. Last year, the RV and Housing Groups benefited from the sale of units for use in disaster relief efforts for the Gulf Coast, which generated approximately $60 million of revenues. Housing Group revenues also suffered due to fewer sales to the formerly Company-owned retail business we sold in August 2005, a general slowdown in industry volume and lower sales to community and park developers. Prior year consolidated revenues excluded intercompany sales of manufactured homes to Company-owned retail stores of $839,000.

Gross margin was 14.0 percent of sales, down from 17.8 percent in the prior year, which benefited from the manufacturing efficiencies in producing units for disaster relief in the Gulf Coast.

Operating expenses, which include selling, warranty and service, and general and administrative expenses, declined by $13.0 million compared to the prior year but increased slightly as a percentage of sales. The decrease from the prior year was primarily due to lower headcount costs from restructuring efforts, improved warranty experience and lower incentive compensation expense. These lower costs were partially offset by high selling expenses in the RV Group arising from point-of-sales materials for recent product introductions and the cost of the national dealer meeting held during the current quarter, which was not held in the prior year.

In the current quarter, other operating income (expense), net, consisted of restructuring costs, primarily severance payments of $2.6 million, partially offset by net gains totaling $1.8 million from the sale of two idle facilities. In the prior year, other operating expenses of $1.0 million consisted of impairment charges on an idle facility.

Other income (expense) consists of investment income and interest expense. The most notable change was the reduction to interest expense caused by the February 2006 repayment of the deferred distributions on the 6% convertible trust preferred securities.

The current quarter tax benefit is principally due to state and foreign tax refunds.

Recreational Vehicles

The following table presents RV Group net sales and operating income (loss) by division for the periods ended October 29, 2006 and October 30, 2005 (amounts in thousands):

	13 Weeks Ended
		% of Net		% of Net	Change
	Oct. 29, 2006	Sales	Oct. 30, 2005	Sales	Amount	%
REVENUES:

Motor homes	$230,645	63.3	$248,740	63.2	$(18,095)	(7.3)
Travel trailers	104,113	28.6	119,334	30.3	(15,221)	(12.8)
Folding trailers	29,833	8.1	25,397	6.5	4,436	17.5

RV Group	$364,591	100.0	$393,471	100.0	$(28,880)	(7.3)

OPERATING INCOME (LOSS):

Motor homes	$(1,141)	(0.5)	$2,852	1.1	$(3,993)	(140.0)
Travel trailers	(14,361)	(13.8)	(3,805)	(3.2)	(10,556)	(277.4)
Folding trailers	604	2.0	250	1.0	354	141.6

RV Group	$(14,898)	(4.1)	$(703)	(0.2)	$(14,195)	(2,019.2)

Recreational vehicle sales declined 7.3 percent when compared to last year’s October quarter. Motor home sales were down 7.3 percent to $230.6 million compared to $248.7 million in the prior year. The retail market for motor homes, calendar year to date through September 2006, was down 12.2 percent compared to Fleetwood retail sales, which were down 17.8 percent, mainly due to not having low-priced, fuel-efficient Class C products. We will have a low-priced Class C available in the spring and a more fuel-efficient Class C will available in mid year 2007. Consumer concerns earlier in the year regarding volatile fuel prices and rising interest rates have negatively affected the market, particularly the higher-priced Class As and mid-priced Class Cs, where Fleetwood has a relatively stronger market position.

Travel trailer sales declined 12.8 percent to $104.1 million versus $119.3 million in the prior year. Sales last year included about $30 million of emergency living units for disaster relief in the Gulf Coast. In the current quarter, sales of travel trailers to dealers rose 17.0 percent over the prior year, excluding the emergency living units, evidencing dealers’ positive acceptance of new products. The retail market for travel trailers, calendar year to date through September 2006, has decreased 1.0 percent, after being positive for most of the year. Fleetwood’s retail sales for the same calendar year to date through September 2006 period were down by 23.0 percent, mainly due to a lack of competitive product in several product segments in the early part of the calendar year. Since April, we have been introducing new products and brands, and as a result, for the past five months have achieved retail market share growth from 6.5 percent in April to 7.0 percent for the month of September. Folding trailer sales were up 17.5 percent to $29.8 million during the current quarter compared to the prior year, due to improving market share in a down retail market and a shift in product mix to higher-priced, larger units. Market share improved to 39.2 percent through September for the calendar year compared to 37.5 percent for the same period in 2005.

Gross margin for the quarter was down from 13.4 percent to 10.8 percent mainly due to travel trailers. Travel trailer gross margin fell from 12.8 percent last year to 2.9 percent this year due to the absence of the Gulf Coast business, more competitive pricing on new products and inefficiencies this year from producing new fifth-wheel products. Last year, travel trailer margins were greatly enhanced through efficiencies gained from producing 2,586 emergency living units. Motor home and folding trailer gross margins improved mainly due to lower labor costs from improved efficiencies.

Operating expenses for the RV Group were $54.3 million, about the same as the prior year, but increased as a percentage of sales from 13.6 percent in the prior year to 14.9 percent for the current quarter. The increase was mostly due to higher selling costs resulting from point-of-sale materials related to new products and the cost of the national dealer meeting, which was not held in the prior year. Warranty and service costs declined by $1.9 million on the lower volumes. General and administrative expenses rose $357,000 as a result of increased legal expenses, partially offset by cost reductions implemented early in the quarter. Other operating expenses consisted of $304,000 of restructuring costs, primarily severance.

Manufactured Housing

The following table presents Housing Group net sales and operating income for the quarters ended October 29, 2006 and October 30, 2005 (amounts in thousands):

	13 Weeks Ended
		% of Net		% of Net	Change
	Oct. 29, 2006	Sales	Oct. 30, 2005	Sales	Amount	%

Net sales	$146,981	100.0	$224,981	100.0	$(78,000)	(34.7)

Operating income	$1,384	0.9	$14,156	6.3	$(12,772)	(90.2)

Results for the Housing Group consisted of factory wholesale revenues. In the prior year, results also included sales to our retail business prior to its sale in August 2005. Transactions with our retail business prior to the sale were eliminated in consolidation. Sales of the retail business are presented separately in the results of discontinued operations.

Housing Group revenues for the quarter decreased 34.7 percent to $147.0 million from $225.0 million in the prior year. Prior year sales included $29.4 million of sales to assist in hurricane disaster relief and $839,000 of intercompany sales to Company-owned retail stores.

Manufactured homes are sold as single-section or multi-section units. Multi-section units typically are built in two, three or four sections. The average selling price per home increased 17.6 percent over the prior year from $34,036 to $40,028. Most of this change was attributable to the prior year being abnormally low because of a large number of shipments of special single-section homes to assist in hurricane disaster relief. Excluding these special units, the average price per home increased 12.9 percent, which was necessary to cover material cost increases.

Because the prior year included large shipments for disaster relief, manufacturing unit volume for the current year was off a sharp 44.4 percent to 3,672 homes while the total number of sections sold decreased 37.3 percent to 6,632. Our market share, based on wholesale shipments calendar year to date through September 2006, fell to 12.8 percent from 16.7 percent in the same period last year. Our market share for multi-section homes also fell from 16.8 percent to 13.5 percent while our share of the single-section market declined from 16.5 percent to 11.0 percent. This loss of market share is principally attributed to the sale of Company-owned stores in August 2005. Of the 121 stores that were sold, approximately 50 were subsequently closed.

Excluding the Gulf states of Louisiana, Mississippi and Texas, where shipments have improved, industry shipments for the first nine months of the calendar year were down 12.2 percent and down 21.7 percent for the three months ended September 2006. Traditional manufactured housing markets, such as California and parts of the Southeast, continued to show weakness. Overall, the manufactured housing market continues to be adversely affected by limited availability of retail financing and competition from conventional builders due to relatively lower mortgage rates.

The second quarter gross profit margin was 21.1 percent, as compared to 24.6 percent in the prior year. The decline in margin resulted from competitive pricing in a tight market and a weak sales environment that caused some facilities to operate for partial weeks during the quarter. This decline was compounded by strong manufacturing efficiencies in the prior year when a large quantity of similar products were produced to assist in hurricane disaster relief.

Operating expenses were $11.7 million lower than the prior year, driven by a $4.9 million reduction in compensation as well as lower selling, warranty and service expenses. The sale of idle housing facilities located in Nampa, Idaho, and Cushing, Oklahoma, generated a gain of $1.8 million, which is included in other operating (income) expenses, net, partially offset by $1.2 million of restructuring costs, primarily severance.

Supply Operations

The Supply Group contributed gross second quarter revenues of $45.6 million compared to $56.9 million a year ago, of which $15.0 million and $11.9 million, respectively, were sales to third-party customers. Operating income was just under $0.9 million in both years.

Discontinued Operations

In March 2005, we announced our intention to exit the manufactured housing retail and financial services businesses, and most of these operations were sold in August 2005. The businesses are presented as discontinued operations in our financial statements. Losses from discontinued operations were $658,000 in the current quarter, compared to a loss of $5.7 million in the comparable quarter last year. The current quarter loss consists of general and administrative costs associated with wind-down and closure activities.

Current Year-to-Date Compared to Corresponding Period of Last Year

Consolidated Results:

The following table presents consolidated net sales and operating income (loss) by segment for the six-month periods ended October 29, 2006 and October 30, 2005 (amounts in thousands):

	26 Weeks Ended		27 Weeks Ended
		% of Net		% of Net	Change
	Oct. 29, 2006	Sales	Oct. 30, 2005	Sales	Amount	%
REVENUES:
RV Group	$735,817	69.7	$816,673	65.5	$(80,856)	(9.9)
Housing Group	292,645	27.7	429,312	34.5	(136,667)	(31.8)
Supply Group	27,882	2.6	25,618	2.1	2,264	8.8
Intercompany Housing Group sales	—	—	(25,627)	(2.1)	25,627	100.0

Net sales	$1,056,344	100.0	$1,245,976	100.0	$(189,632)	(15.2)

OPERATING INCOME (LOSS):
RV Group	$(28,151)	(3.8)	$(5,784)	(0.7)	$(22,367)	(386.7)
Housing Group	3,451	1.2	19,176	4.5	(15,725)	(82.0)
Supply Group	2,119	7.6	2,599	10.1	(480)	(18.5)
Corporate and other	(879)	—	(6,749)	—	5,870	87.0

Operating income (loss)	$(23,460)	(2.2)	$9,242	0.7	$(32,702)	(353.8)

Consolidated revenues fell 15.2 percent due to a 9.9 percent decline in the RV business and a 31.8 percent decrease in Housing Group sales. The prior year period included 27 operating weeks rather than the typical 26 weeks. The Housing Group suffered from the loss of disaster relief sales and community/park developer business that did not recur in the current year, combined with general weakness in the housing market. RV sales were negatively impacted by the absence this year of travel trailer sales used last year for emergency living units coupled with a softer motor home market.

Gross margin declined to 13.9 percent of sales from a prior year level of 17.0 percent that was elevated by higher production volumes and manufacturing efficiencies associated with the disaster relief sales.

Operating expenses, which include selling, warranty and service, and general and administrative expenses, were down $26.1 million in the first six months, but increased as a percentage of sales from 15.9 percent to 16.2 percent. The expense reductions are attributable to headcount reductions from restructuring initiatives and lower incentive compensation costs. Current period other operating (income) expense, net included approximately $3.8 million of gains from the sale of idle facilities, partially offset by $2.6 million of restructuring costs, primarily severance. Prior-year other operating expenses consisted of $4.3 million of severance costs and $1.0 million of impairment charges on idle facilities held-for-sale.

Other income (expense) consists of investment income, interest expense and miscellaneous other income. Investment income increased to $3.4 million from $2.2 million in the prior year, due to higher average interest rates earned on investment returns. Interest expense declined to $12.8 million from $14.7 million, due to lower borrowings, including the effect of the February 2006 repayment of the deferred distributions on the 6% convertible trust preferred securities. Other income consisted of an $18.5 million pre-tax gain generated by our purchase and cancellation of one million shares or 24.8 percent of the previously outstanding 6% convertible trust preferred securities at a discount to par value.

The current period tax provision is principally due to the utilization of deferred tax assets as a result of income realized from the repurchase of the our 6% convertible trust preferred securities. Prior to the repurchase, the unrealized gains on the securities were identified as a source of future income to support deferred tax assets. The provision also includes state tax liabilities in several states, with no offsetting tax benefits in others. The prior period tax provision resulted primarily from the effect of an increase in the partial valuation allowance attributed to our deferred tax assets of $10.5 million. This change resulted from a reduction in the estimated benefit of various available tax strategies, which, if executed, would generate sufficient taxable income to realize the remaining net deferred tax asset. The provision also included state tax liabilities in several states, with no offsetting tax benefits in other states, and foreign tax benefits.

Recreational Vehicles:

The following table presents RV Group net sales and operating income (loss) by division for the periods ended October 29, 2006 and October 30, 2005 (amounts in thousands):

	26 Weeks Ended		27 Weeks Ended
		% of		% of	Change
	Oct. 29, 2006	Net Sales	Oct. 30, 2005	Net Sales	Amount	%
REVENUES:
Motor homes	$455,873	61.9	$546,530	66.9	$(90,657)	(16.6)
Travel trailers	225,799	30.7	224,169	27.5	1,630	0.7
Folding trailers	54,145	7.4	45,974	5.6	8,171	17.8

RV Group	$735,817	100.0	$816,673	100.0	$(80,856)	(9.9)

OPERATING INCOME (LOSS):
Motor homes	$(4,619)	(1.0)	$8,037	1.5	$(12,656)	(157.5)
Travel trailers	(24,338)	(10.8)	(12,516)	(5.6)	(11,822)	(94.5)
Folding trailers	806	1.5	(1,305)	(2.8)	2,111	161.8

RV Group	$(28,151)	(3.8)	$(5,784)	(0.7)	$(22,367)	(386.7)

Recreational vehicle sales fell 9.9 percent to $735.8 million in the first six months, compared to $816.7 million for the prior year. The decrease in motor homes was in line with overall industry experience as consumer concerns earlier in the year regarding volatile fuel prices and rising interest rates negatively affected the market, particularly the higher-priced Class As and mid-priced Class Cs, where Fleetwood has a relatively stronger market position. Travel trailer sales were flat between the two periods with prior year disaster relief unit shipments approximating $30 million being replaced by some traditional dealer business in the current year. Folding trailer sales were up 17.8 percent from the prior year, reflecting a shift in product mix to higher-priced products and a 3.2 percent increase in unit sales, which is outpacing the industry.

Gross margin declined from 12.2 percent to 10.6 percent. The erosion was due to elevated margins in the prior year from efficiencies gained from the production of a large number of disaster relief units, combined with current year inefficiencies and incremental costs related to the introduction of a significant number of new products.

Operating expenses for the RV Group were $106 million in both periods, but as a percentage of sales rose from 13.0 percent in the prior year to 14.4 percent for the current period. The increase in expenses as a percentage of sales was due to the lower sales and a large proportion of operating expenses are more of a fixed nature, rather than variable. This year’s operating expenses included higher selling costs for the recent national dealer meeting and legal expenses related to product liability cases.

Manufactured Housing:

The following table presents Housing Group sales and operating income for the six-month periods ended October 29, 2006 and October 30, 2005 (amounts in thousands):

	26 Weeks Ended		27 Weeks Ended
		% of Net		% of Net	Change
	Oct. 29, 2006	Sales	Oct. 30, 2005	Sales	Amount	%

Net sales	$292,645	100.0	$429,312	100.0	$(136,667)	(31.8)

Operating income	$3,451	1.2	$19,176	4.5	$(15,725)	(82.0)

Results for the Housing Group consist of factory wholesale revenues. In the prior year, results also included sales to our retail business prior to being divested in August 2005. Transactions with our retail business prior to the sale were eliminated in consolidation. Revenues for the retail business are included in the results of discontinued operations.

Housing Group revenues for the first six months decreased by 31.8 percent to $292.6 million. The prior year included a total of $29.4 million in sales for hurricane disaster relief, $34.3 million in sales to community/park developers and $25.6 million of intercompany sales to the sold retail business. In the current year, such sales have been minimal. Additionally, the decrease in sales was a result of the slowing in the manufactured housing market. Year over year, the manufactured housing industry shipments for the nine months ended September were down 5.5 percent. The Housing Group’s unit volume for the comparable period declined 28.0 percent. The total number of single sections sold increased by 4.9 percent from last year, but was offset by a 9.0 percent drop in multi-section homes. Despite increased sales due to the impact of severe weather over the past two years, the underlying manufactured housing market continued to be adversely affected by limited availability of retail financing, as well as competition from conventional builders due to low mortgage rates.

Gross profit margins decreased from 23.9 percent to 21.2 percent, due to aggressive pricing necessary to compete in a tightening market, higher labor costs from operating for partial weeks, the consolidation of two plants, and manufacturing overhead spread over fewer units. In addition, gross profit margins in the prior year were abnormally high due to the efficiencies of producing a large volume of similar units for hurricane disaster relief.

Operating expenses declined $24.8 million or 29.7 percent to $58.7 million. The decrease was attributable to lower general and administrative expenses and a significant reduction in selling and warranty expenses as a result of decentralizing both organizations.

Supply Operations:

The Supply Group contributed revenues of $92.4 million for the first six months compared to $110.7 million in the prior year, of which $27.9 million and $25.6 million, respectively, were sales to third party customers. Operating income decreased from $2.6 million in the prior year to $2.1 million in the first six months mainly due to the lower sales.

Liquidity and Capital Resources

We use external funding sources, including the issuance of debt and equity instruments, to supplement working capital, fund capital expenditures and meet internal cash flow requirements on an as-needed basis. Cash totaling $35.5 million was used by operating activities during the first six months of fiscal 2007 compared to cash generated of $39.1 million for the similar period one year ago. In the current period, income from continuing operations, adjusted for non-cash items but excluding the effects of changes in assets and liabilities, used $23.2 million of operating cash. Changes in assets and liabilities during this period used $12.3 million of cash, primarily due to an increase in inventory levels since fiscal year-end and lower payables, partially offset by lower receivables. Inventory levels are reasonable despite the increase from a particularly low point at fiscal year-end and are lower than at the end of July 2006. In the prior year, cash generated by operations resulted from reductions in excess RV finished goods and chassis inventories, partially offset by losses from continuing operations and higher receivable levels.

Net cash used by operating activities of discontinued operations during the first six months was $1.5 million compared to cash used of $20.1 million in the prior year. The cash used in the current period related mostly to administrative costs incurred in connection with the wind-down of operations. Overall, net cash of $46.7 million provided by discontinued operations in the prior year generally related to the sale of Company-owned retail housing stores, partially offset by the repayment of related debt and operating losses for that period.

Investing activities related to capital expenditures of $4.5 million during the first six months, compare to $8.0 million in the same period last year. Additionally, proceeds from the sale of idle facilities generated $9.2 million year to date, compared to $1.1 million last year.

Borrowings under our secured syndicated credit facility, led by Bank of America, N.A., as administrative agent, including the term loan, declined by $3.2 million during the first six months of the fiscal year. These borrowings are discussed in more detail below.

We purchased and cancelled one million shares or 24.8 percent of our previously outstanding 6% convertible trust preferred securities in July 2006. The transaction price of $31 per share represented a discount of approximately 39 percent from the par value of $50 per share, taking into account accrued and unpaid interest. Long-term debt was reduced by $50 million and we recorded a pre-tax gain of approximately $18.5 million in other income.

As a result of the above-mentioned changes, cash and marketable investments decreased by $67.2 million from $145.9 million as of April 30, 2006, to $78.7 million as of October 29, 2006.

Credit Agreements

In May 2004, our credit facility was renewed and extended until July 31, 2007. As amended and restated, the facility includes a revolver, supplemented by a term loan. The aggregate balance outstanding on the revolver and the current portion of the term loan as reflected on the balance sheet for the quarters ended October and April 2006 in other short-term borrowings was $18.7 million and $5.7 million, respectively. The increase relates primarily to the reclassification of the long-term portion of the term loan, which is now due within one year. As of April 30, 2006, $16.5 million of the term loan was classified as long-term debt. The revolving credit line and term loan bear interest, at our option, at variable rates based on either Bank of America’s prime rate or one, two or three-month LIBOR.

As of October 29, 2006, after consideration of these reductions, the loan commitments for the revolver and the term loan stood at $187.0 million and $18.9 million, respectively, with a seasonal uplift of $25 million from December through April. The loan commitments for both the revolver and the term loan incorporate a reduction that occurs on the first day of each fiscal quarter in the amounts of $750,000 and $785,715, respectively. Our borrowing capacity, however, is governed by the amount of available borrowing base, consisting primarily of inventories and accounts receivable, that fluctuates significantly. The borrowing base is revised weekly for changes in receivables and monthly for changes in inventory balances. At the end of the quarter, the borrowing base totaled $183.5 million. After consideration of outstanding borrowings and standby letters of credit of $61.3 million, unused borrowing capacity was approximately $103.5 million. We are subject to a springing covenant that is tied to achieving minimum levels of earnings before interest, taxes, depreciation and amortization but only if we fail to comply with certain liquidity requirements. Although we would not currently meet the targets established for the springing covenant, the covenant is not invoked because to date we have exceeded these minimum liquidity requirements and expect to do so for the foreseeable future.

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

Contracts and Commitments

Below is a table showing payment obligations for long-term debt, capital leases, operating leases and purchase obligations for the next five years and beyond as of October 29, 2006 and the effects such obligations are expected to have on liquidity and cash flow in future periods (amounts in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Convertible senior subordinated debentures(1)(2)	$109,375	$2,500	$106,875	$—	$—
Convertible subordinated debentures(1)(4)	353,440	4,538	18,150	18,150	312,602
Long-term debt (excluding capital lease obligations)(1)	4,047	2,796	369	349	533
Capital lease obligations(1)	5,572	1,097	4,066	409	—
Operating leases(3)	7,447	1,578	4,674	1,195	—
Other long-term liabilities:
Deferred compensation and non-qualified retirement plans(1)	41,535	7,458	13,876	8,686	11,515
Insurance reserves	52,044	17,588	34,456	—	—
Total	$573,460	$37,555	$182,466	$28,789	$324,650

(1)

The convertible senior subordinated debentures, convertible subordinated debentures, long-term debt obligations, capital lease obligations and deferred compensation and non-qualified retirement plans include both principal and interest commitments for the periods presented. The interest commitment on the deferred compensation is based on an estimated average of the prime rate of 8.5%. The interest commitment on our 5% convertible senior subordinated debentures and our 6% convertible subordinated debentures is based on their stated fixed rates.

(2)

Convertible senior subordinated debentures above includes the $100 million aggregate principal amount of the 5% convertible senior subordinated debentures due in 2023, which are more fully described in Note 13 to the Company’s Annual Report on Form 10-K. Holders of these debentures have the ability, in whole or in part, to require us to repurchase these debentures as early as December 15, 2008, and the payment maturity above has been presented accordingly. We may, at our option, elect to pay the repurchase price in cash, common stock or a combination thereof.

(3)

Some of our facilities are leased under terms that range from monthly to 5 years. Also included in the above amounts are equipment leases. Management expects that in the normal course of business, leases will be renewed or replaced by other leases to support continuing operations.

(4)	Includes $8.9 million of obligation that represents the purchase by us of the common shares of the underlying trust. Our net obligation to third parties is reduced by a similar amount.

Off-Balance Sheet Arrangements

We describe our aggregate contingent repurchase obligation in Note 9 to the Company’s financial statements in this Report and under “Critical Accounting Policies” in this Item above.

We describe our guarantees in Note 9 to the Company’s financial statements in this Report.

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

For variable rate debt, changes in interest rates generally do not influence fair market value, but do affect future earnings and cash flows. Based upon the amount of variable rate debt outstanding at the end of the quarter, and holding the variable rate debt balance constant, each one percentage point increase in interest rates occurring on the first day of an annual period would result in an increase in interest expense of approximately $190,000. For fixed-rate debt, changes in interest rates generally affect the fair market value, but not earnings or cash flows. Changes in fair market values as a result of interest rate changes are not currently expected to be material.

We do not believe that future market equity or interest rate risks related to our marketable investments or debt obligations will have a material impact on our results.

Item 4.  Controls and Procedures.

Based on our management’s evaluation, with the participation of our chief executive officer and chief financial officer, as of October 29, 2006, the end of the period covered by this report, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting identified in the evaluation that occurred during our fiscal quarter ended October 29, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

At Fleetwood’s Annual Meeting of Shareholders held on September 12, 2006, the following four directors were elected to three-year terms on Fleetwood’s Board of Directors: Margaret S. Dano, James L. Doti, David S. Engelman and Daniel D. Villanueva. The following directors continued in office after the meeting, but were not elected at the meeting: Paul D. Borghesani, Loren K. Carroll, J. Michael Hagan, Douglas M. Lawson, John T. Montford, Thomas B. Pitcher and Elden L. Smith.

The shareholder votes on the elections were as follows (there were no abstentions or broker non-votes):

	For	Withheld
Margaret S. Dano	59,568,826	522,757
James L. Doti	59,460,412	631,171
David S. Engelman	58,950,138	1,141,445
Daniel D. Villanueva	58,507,968	1,583,615

In addition, the shareholders ratified the appointment of Ernst & Young, LLP as the Company’s independent registered accounting firm. The shareholder vote on the proposal was as follows (there were no broker non-votes):

For:	59,794,003
Against:	71,495
Abstain:	226,085

Item 6.  Exhibits.

No.	Description

15.1	Letter of Acknowledgment of Use of Report on Unaudited Interim Financial Information

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLEETWOOD ENTERPRISES, INC.

/s/ Boyd R. Plowman
Boyd R. Plowman
Executive Vice President and Chief Financial Officer

December 7, 2006