Form 10-Q
period 2007-01-28
FLEETWOOD ENTERPRISES INC/DE/
filed 2007-03-08
CIK 314132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 28, 2007

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 2, 2007
Common stock, $1 par value	64,054,156 shares

PART I FINANCIAL INFORMATION

Unless otherwise indicated, “we,” “us,” “our,” “Fleetwood,” the “Company” and similar terms refer to Fleetwood Enterprises, Inc. Throughout this report, we use the term “fiscal,” as it applies to a year, to represent the fiscal year ending on the last Sunday in April of that year.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q of Fleetwood Enterprises, Inc. (the Company) contains statements that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (Exchange Act). These statements are based on the beliefs of the Company’s management as well as assumptions made by it, and information currently available to it. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” or the negative of these terms or other comparable terminology. Forward-looking statements regarding future events and the future performance of the Company involve risks and uncertainties that could cause actual results to differ materially. These risks and uncertainties include, without limitation, the following items:

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

•       the effect of global tensions, fuel prices, interest rates, and other factors on consumer confidence, which in turn may reduce demand for Fleetwood’s products, particularly RV products;

•       the availability and cost of wholesale and retail financing for the Company’s products, especially manufactured housing;

•       the cyclical and seasonal nature of both the manufactured housing and recreational vehicle industries;

•       expenses and uncertainties associated with the entry into new business segments or the manufacturing, development and introduction of new products;

•       the potential for excessive retail inventory levels in the Company’s industries, especially the recreational vehicle business;

•       potential increases in the frequency of product liability, wrongful death, class action, and other legal or regulatory actions;

•       the highly competitive nature of our industries;

•       lack of acceptance of Fleetwood’s products; and

•       repurchase agreements with floorplan lenders, which could result in increased costs.

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

Item 1.  Financial Statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Fleetwood Enterprises, Inc.

We have reviewed the condensed consolidated balance sheet of Fleetwood Enterprises, Inc. as of January 28, 2007, the related condensed consolidated statements of operations for the thirteen-week periods ended January 28, 2007 and January 29, 2006, the related condensed consolidated statements of operations and condensed consolidated statements of cash flows for the thirty-nine-week period ended January 28, 2007 and forty-week period ended January 29, 2006, and the condensed consolidated statement of changes in the shareholders’ equity for the thirty-nine-week period ended January 28, 2007. These financial statements are the responsibility of the Company’s management.

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

/s/ Ernst & Young LLP

Orange County, California

March 2, 2007

FLEETWOOD ENTERPRISES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	13 Weeks Ended		39 Weeks Ended	40 Weeks Ended
	Jan. 28, 2007	Jan. 29, 2006	Jan. 28, 2007	Jan. 29, 2006
Net Sales:
RV Group	$323,976	$365,342	$1,059,793	$1,182,015
Housing Group	108,687	208,812	401,332	638,124
Supply Group	10,509	9,712	38,391	35,330
Intercompany Housing Group sales	—	—	—	(25,627)
	443,172	583,866	1,499,516	1,829,842

Cost of products sold	384,597	472,635	1,294,172	1,506,531
Gross profit	58,575	111,231	205,344	323,311

Operating expenses	79,439	98,713	250,858	296,217
Other operating expense, net	4,063	582	2,873	5,916
	83,502	99,295	253,731	302,133

Operating income (loss)	(24,927)	11,936	(48,387)	21,178
Other income (expense):
Investment income	1,269	1,921	4,701	4,077
Interest expense	(5,942)	(8,142)	(18,773)	(22,824)
Other, net	—	—	18,530	—
	(4,673)	(6,221)	4,458	(18,747)

Income (loss) from continuing operations before income taxes	(29,600)	5,715	(43,929)	2,431
Provision for income taxes	(70)	(1,007)	(4,841)	(11,345)
Income (loss) from continuing operations	(29,670)	4,708	(48,770)	(8,914)

Loss from discontinued operations, net	(235)	(3,332)	(1,973)	(21,185)

Net income (loss)	$(29,905)	$1,376	$(50,743)	$(30,099)

	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Earnings (loss) per common share:
Income (loss) from continuing operations	$(.46)	$(.46)	$.08	$.08	$(.76)	$(.76)	$(.15)	(.15)
Loss from discontinued operations	(.01)	(.01)	(.06)	(.06)	(.03)	(.03)	(.37)	(.37)
Net income (loss) per common share	$(.47)	$(.47)	$.02	$.02	$(.79)	$(.79)	$(.52)	$(.52)

Weighted average common shares	63,937	63,937	61,838	62,622	63,933	63,933	58,103	58,103

See accompanying notes to condensed consolidated financial statements.

FLEETWOOD ENTERPRISES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	January 28, 2007	April 30, 2006
	(Unaudited)
Assets
Cash	$9,722	$123,141
Marketable investments - available for sale	24,005	22,768
Receivables	139,131	154,493
Inventories	198,243	177,832
Deferred taxes, net	13,104	14,736
Other current assets	13,782	16,851
Total current assets	397,987	509,821
Property, plant and equipment, net	198,059	217,458
Deferred taxes, net	52,367	54,320
Cash value of Company-owned life insurance, net	23,113	29,938
Goodwill	6,316	6,316
Other assets	43,073	44,182

Total assets	$720,915	$862,035

Liabilities and Shareholders’ Equity
Accounts payable	$53,328	$65,333
Employee compensation and benefits	39,423	53,267
Federal and state income taxes	1,315	2,217
Product warranty reserves	45,015	45,488
Insurance reserves	17,616	17,531
Other short-term borrowings	19,785	7,476
Accrued interest	6,689	7,197
Other current liabilities	64,959	67,728

Total current liabilities	248,130	266,237

Deferred compensation and retirement benefits	28,703	33,609
Product warranty reserves	22,165	21,635
Insurance reserves	34,341	36,268
Convertible senior subordinated debentures	100,000	100,000
Convertible subordinated debentures	160,142	210,142
Other long-term debt	3,880	23,199

Total liabilities	597,361	691,090

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $1 par value, authorized 10,000,000 shares, none outstanding	—	—
Common stock, $1 par value, authorized 150,000,000 shares, outstanding 64,041,000 at January 28, 2007, and 63,878,000 at April 30, 2006	64,041	63,878
Additional paid-in capital	492,034	488,906
Accumulated deficit	(435,976)	(385,233)
Accumulated other comprehensive income	3,455	3,394
Total shareholders’ equity	123,554	170,945
Total liabilities and shareholders’ equity	$720,915	$862,035

See accompanying notes to condensed consolidated financial statements.

FLEETWOOD ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	39 Weeks Ended Jan. 28, 2007	40 Weeks Ended Jan. 29, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from continuing operations	$(48,770)	$(8,914)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	17,288	17,061
Amortization of financing costs	2,152	1,041
Stock options and other awards compensation expense	2,462	—
Gain on sale of property, plant and equipment, net	(3,770)	(609)
Gain on redemption of convertible trust preferred securities	(18,530)	—
Gain on investment securities transactions	(32)	(7)
Asset impairment	2,800	1,550
Changes in assets and liabilities:
(Increase) decrease in receivables	15,362	(63,023)
(Increase) decrease in inventories	(20,411)	7,705
Decrease in income tax receivable	—	1,304
Decrease in deferred tax	3,585	10,500
Decrease in cash value of Company-owned life insurance	6,825	6,546
Decrease in other assets	930	3,199
Decrease in accounts payable	(12,005)	(7,470)
Increase (decrease) in accrued interest	(508)	11,256
Decrease in employee compensation and benefits accrual	(18,750)	(5,796)
Decrease in Federal and state income taxes payable	(902)	—
Increase in product warranty reserve	57	1,608
Decrease in other liabilities	(4,852)	(10,125)
Net cash used in operating activities	(77,069)	(34,174)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available-for-sale	(17,677)	(1,589)
Proceeds from sale of investment securities available-for-sale	16,890	1,132
Purchases of property, plant and equipment	(6,168)	(12,574)
Proceeds from sales of property, plant and equipment	9,249	3,719
Net cash provided by (used in) investing activities	2,294	(9,312)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net	—	66,048
Repayment of borrowings	(7,010)	(35,342)
Redemption of convertible subordinated debentures	(30,385)	—
Proceeds from exercise of stock options	829	3,784
Net cash provided by (used in) financing activities	(36,566)	34,490
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash used in operating activities	(1,732)	(23,352)
Net cash provided by investing activities	—	144,917
Net cash used in financing activities	—	(78,100)
Net cash provided by (used in) discontinued operations	(1,732)	43,465
Foreign currency translation adjustment	(346)	1,407
Increase (decrease) in cash	(113,419)	35,876
Cash at beginning of period	123,141	27,849
Cash at end of period	$9,722	$63,725

See accompanying notes to condensed consolidated financial statements.

FLEETWOOD ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES
IN SHAREHOLDERS’ EQUITY
(Unaudited)
(Amounts in thousands)

					Accumulated
	Common Stock		Additional		Other	Total
	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Income	Shareholders’ Equity

Balance April 30, 2006	63,878	$63,878	$488,906	$(385,233)	$3,394	$170,945

Comprehensive loss:

Net loss	—	—	—	(50,743)	—	(50,743)

Other comprehensive income (loss):

Foreign currency translation	—	—	—	—	(346)	(346)

Investment securities	—	—	—	—	407	407

Comprehensive loss						(50,682)

Stock options exercised	163	163	666	—	—	829

Share-based compensation expense	—	—	2,462	—	—	2,462

Balance January 28, 2007	64,041	$64,041	$492,034	$(435,976)	$3,455	$123,554

See accompanying notes to condensed consolidated financial statements.

FLEETWOOD ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 28, 2007
(Unaudited)

1)                                      Basis of Presentation

Fleetwood Enterprises, Inc. (the “Company”) is one of the nation’s leaders in producing both recreational vehicles and manufactured housing. In addition, the Company operates three supply companies that provide components for the recreational vehicle and housing operations, while also generating outside sales.

Fleetwood’s business began in 1950 through the formation of a California corporation. The present Company was incorporated in Delaware in September 1977, and succeeded by merger to all the assets and liabilities of the predecessor company. Fleetwood conducts manufacturing activities in 16 states within the U.S., and to a much lesser extent in Canada. The Company formerly operated a manufactured housing retail business and a financial services subsidiary before designating them as discontinued operations in March 2005 and selling them during the second quarter of fiscal 2006. The accompanying financial statements consolidate the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain amounts previously reported have been reclassified to conform to the Company’s fiscal 2007 presentation.

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

In the opinion of the Company’s management, the accompanying consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position at January 28, 2007, and the results of operations for the 13 and 39 weeks ended January 28, 2007 and the 13 and 40 weeks ended January 29, 2006. The consolidated financial statements do not include footnotes and certain financial information normally presented annually under U.S. generally accepted accounting principles and, therefore, should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended April 30, 2006. The Company’s businesses are seasonal and its results of operations for the 13 and 39-week periods ended January 28, 2007 and the 13 and 40-week periods ended January 29, 2006, are not necessarily indicative of results to be expected for the full year.

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

In November 2005, the FASB issued FASB Staff Position (FSP) SFAS No. 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” FSP SFAS No. 123R-3 provides an elective alternative transition method to SFAS No. 123R in accounting for the tax effects of share-based payment awards to employees. The elective method utilizes a computational component that establishes a beginning balance of the Additional Paid-In Capital (APIC) pool related to employee compensation and a simplified method to determine the subsequent impact on the APIC pool of employee awards that are fully vested and outstanding upon the adoption of SFAS No. 123R. The impact on the APIC pool of awards partially vested upon, or granted after, the adoption of SFAS No. 123R is determined in accordance with the guidance in SFAS No. 123R. The Company did not adopt the transition election of FSP SFAS No. 123R-3.

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

Life Insurance Policies

In March 2006, the FASB issued FSP No. FTB 85-4-1, “Accounting for Life Settlement Contracts by Third Party Investors.” FSP FTB 85-4-1 provides for a contract-by-contract irrevocable election to account for life settlement contracts on either a fair value basis, with changes in fair value recognized in the condensed consolidated statements of operations, or through use of the investment method. Under the investment method, the initial investment and continuing costs are capitalized; however, no income is recognized until the death of the insured party. The guidance of FSP FTB 85-4-1 will be effective for fiscal years beginning after June 15, 2006. The Company plans to adopt FSP FTB 85-4-1 on April 30, 2007, and its adoption is not expected to have a material impact on the Company’s results of operations or financial position.

In September 2006, the Emerging Issues Task Force (EITF) reached a conclusion on EITF Issue No. 06-5, “Accounting for Purchases of Life Insurance — Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance.” The scope of EITF No. 06-5 consists of three separate issues relating to accounting for life insurance policies purchased by entities protecting against the loss of “key persons.” The three issues are clarifications of previously issued guidance on FASB Technical Bulletin No. 85-4. EITF No. 06-5 is effective for fiscal years beginning after December 15, 2006. The Company plans to adopt EITF No. 06-5 on April 30, 2007, and its adoption is not expected to have a material impact on the Company’s results of operations or financial position.

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

Income Taxes

In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes,” which supplements SFAS No. 109, “Accounting for Income Taxes,” by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. FIN No. 48 requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are to be recognized. Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. At adoption, companies must adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any necessary adjustment would be recorded directly to retained earnings in the period of adoption and reported as a change in accounting principle. This Interpretation is effective as of the beginning of the first fiscal year beginning after December 15, 2006. The Company plans to adopt FIN No. 48 on April 30, 2007, and its adoption is not expected to have a material impact on the Company’s results of operations or financial position.

Defined Benefit Pension and Other Post-retirement Plans

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other post-retirement plans in their financial statements. The provisions of SFAS No. 158 are effective as of the end of the fiscal year ending April 29, 2007. The Company is currently evaluating the impact of the provisions of SFAS No. 158.

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

Split-Dollar Life Insurance Arrangements

In September 2006, the EITF reached consensus on EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” The scope of EITF No. 06-4 is limited to the recognition of a liability and related compensation costs for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods. EITF No. 06-4 is effective for fiscal years beginning after December 15, 2007. The Company plans to adopt EITF No. 06-4 on April 30, 2007, and its adoption is not expected to have a material impact on the Company’s results of operations or financial position.

Errors and Corrections

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108 which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company plans to adopt SAB No. 108 in its annual consolidated financial statements for fiscal 2007, and its adoption is not expected to have a material impact on the Company’s results of operations or financial position.

2)                                      Supplemental Financial Information

Earnings Per Share:

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Stock options, restricted stock units and convertible securities were determined to be anti-dilutive for all periods presented, except that stock options were dilutive for the quarter ended January 29, 2006.

The table below shows the components for the calculation of both basic and diluted earnings (loss) per share for the 13 and 39 weeks ended January 28, 2007 and the 13 and 40 weeks ended January 29, 2006 (amounts in thousands):

	13 Weeks Ended		39 Weeks Ended	40 Weeks Ended
	Jan. 28, 2007	Jan. 29, 2006	Jan. 28, 2007	Jan. 29, 2006

Basic and diluted —

Income (loss) from continuing operations	$(29,670)	$4,708	$(48,770)	$(8,914)
Loss from discontinued operations	(235)	(3,332)	(1,973)	(21,185)

Net income (loss)	$(29,905)	$1,376	$(50,743)	$(30,099)

Weighted average number of common shares outstanding:
Basic	63,937	61,838	63,933	58,103
Effect of dilutive employee stock options	—	784	—	—
Diluted	63,937	62,622	63,933	58,103

Anti-dilutive securities outstanding for the 13 and 39 weeks ended January 28, 2007 and the 13 and 40 weeks ended January 29, 2006 are as follows (amounts in thousands):

	13 Weeks Ended		39 Weeks Ended	40 Weeks Ended
	Jan. 28, 2007	Jan. 29, 2006	Jan. 28, 2007	Jan. 29, 2006

Options	4,335	2,223	4,335	4,467

Restricted stock and restricted stock units	219	—	219	—

6% convertible subordinated debentures	3,104	4,131	3,104	4,131

5% convertible senior subordinated debentures	8,503	8,503	8,503	8,503

Common stock reserved for future issuance at January 28, 2007 was 16,161 shares.

Stock-Based Incentive Compensation:

The Company maintains a stock-based incentive compensation plan under the Company’s Amended and Restated 1992 Stock-Based Incentive Compensation Plan for officers and key employees. Under this plan the Company is authorized to grant up to 9,900,000 shares of the Company’s stock in the form of shares, share options, restricted stock and restricted stock units. In addition, the Company maintains the 1992 Non-Employee Director Stock Option Plan for its non-employee directors. This plan has been authorized to grant up to 400,000 shares in the form of share options. Options were also granted to Elden L. Smith, the Company’s President and Chief Executive Officer, as an inducement to his becoming an employee of the Company, under a separate plan which, under the rules of the New York Stock Exchange, was not required to be approved by shareholders. Beginning with the first quarter of fiscal 2007, performance-based restricted stock units were granted, under the Company’s Amended and Restated 1992 Stock-Based Incentive Compensation Plan, at no cost to both officers and certain employees. The performance-based restricted stock units are awarded at the beginning of a one-year performance period and convert into restricted shares that can vary in number from 0 percent to 125 percent of the initial award depending on the level of performance achieved. Performance is measured against established targets for earnings per share (EPS) or segment operation returns (for awards granted to employees of operating groups) during the one-year performance period. Restricted shares time-vest ratably over a subsequent three-year service period. All of these plans are shareholder approved, other than the previously mentioned Elden L. Smith plan.

Prior to May 1, 2006, in accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Share-Based Payment—Transition and Disclosure,” the Company accounted for share-based payment using the intrinsic value method under APB No. 25, “Accounting for Stock Issued to Employees.” The Company granted stock options under its stock-based incentive compensation plan and its non-employee directors’ plan with an exercise price no less than the fair market value of the underlying common shares on the date of grant. Vesting was generally based on three years of continuous service, and the options typically have a 10-year contractual term. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the Plan). Accordingly, under APB 25, no compensation cost was previously recognized for stock options granted under either plan.

Effective May 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment,” using the modified prospective transition method. Under the modified prospective transition method, compensation cost recognized for the 39 weeks ended January 28, 2007 included (1) compensation cost for all share-based awards granted prior to, but not yet vested as of, May 1, 2006 based on the grant date fair value determined in accordance with SFAS No.123, and (2) compensation cost for all share-based awards granted subsequent to May 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Results of prior periods have not been restated.

The fair value of each stock option granted under the Company’s equity incentive plans is estimated on the date of grant using the Black-Scholes option-pricing model and the assumptions noted below. The expected volatility is based on both the implied and historical volatility of the Company’s stock. The expected term of options granted represents the period of time that the options granted are expected to be outstanding and is based on historical experience giving consideration for the contractual terms, vesting periods and expectations of future employee behavior. The risk-free interest rate is based on the U.S. Treasury rate with a term equal to the expected term of the option grants on the date of grant.

The following weighted-average assumptions were used for grants for the 39 weeks ended January 28, 2007 and the 40 weeks ended January 29, 2006:

	39 Weeks Ended	40 Weeks Ended
	Jan. 28, 2007	Jan.29, 2006

Risk-free interest rates	4.75%	3.89%

Expected dividend yields	—	—

Expected lives (in years)	4.5	4.0

Expected volatility	50%	51%

SFAS 123R requires forfeitures to be estimated at the time of grant and prospectively revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Share-based payment expense was recorded net of estimated forfeitures for the 39 weeks ended January 28, 2007 such that expense was recorded only for those stock-based awards that were expected to vest. Previously under APB 25, to the extent awards were forfeited prior to vesting, the corresponding previously recognized expense was reversed in the period of forfeiture.

Prior to the adoption of SFAS No. 123R, the Company amortized the pro forma expense of stock-based compensation awarded to employees over the normal vesting period, even if the employee was expected to be eligible for retirement during that period. The pro forma expense was then accelerated upon subsequent retirement of an employee. For awards made prior to the adoption of SFAS No. 123R, share-based compensation expense is amortized over the normal vesting period until retirement, at which point any remaining unrecognized expense is immediately recognized. For awards made subsequent to the adoption of SFAS No. 123R, the related expense is recognized either from the grant date through the date the employee reaches the years of service and age requirements for normal retirement, or from the grant date through the stated vesting period, whichever is shorter.

If the fair value method under SFAS 123 had been applied in measuring share-based payment expense for the 13 and 40 weeks ended January 29, 2006, the pro forma effect on net income (loss) and net income (loss) per share would have been as follows, as previously disclosed (in thousands, except per share amounts):

	13 Weeks Ended	40 Weeks Ended
	Jan. 29, 2006	Jan. 29, 2006

Net income (loss), as reported	$1,376	$(30,099)

Less: Stock-based compensation expense determined under fair value based method for all awards, net of tax	(697)	(2,614)

Pro forma net income (loss)	$679	$(32,713)

Basic and diluted income (loss) per share, as reported	$.02	$(.52)
Basic and diluted income (loss) per share, pro forma	$.01	$(.56)

A summary of option activity for the 39 weeks ended January 28, 2007 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value

Outstanding at April 30, 2006	4,545,850	$14.94
Granted	583,700	7.05
Exercised	(162,991)	5.08
Forfeited	(118,192)	12.12
Expired	(513,297)	20.26

Outstanding at January 28, 2007	4,335,070	$13.70	5.31	$4,920,418

Exercisable at January 28, 2007	3,037,376	$15.37	4.07	$3,678,083

The weighted-average grant-date fair value of options granted during the 39 weeks ended January 28, 2007 and the 40 weeks ended January 29, 2006, were $3.20 and $4.89, respectively. The total intrinsic value of options exercised during the 39 weeks ended January 28, 2007 and the 40 weeks ended January 29, 2006, were approximately $0.5 million and $2.5 million, respectively.

As of January 28, 2007, there was $3.5 million of total unrecognized compensation cost related to nonvested stock options granted under the Company’s stock-based incentive compensation plans which will be recognized over the remaining weighted average vesting period of 2.22 years.

The fair value of each restricted stock unit was measured on the date of grant using the grant date price of the Company’s stock and assumed that performance goals would be achieved. If such goals are not met, no compensation cost is recognized and any recognized compensation cost is reversed.

A summary of restricted stock unit activity for the 39 weeks ended January 28, 2007 is presented below:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Nonvested at April 30, 2006	—	$—
Granted	248,388	7.76
Vested	—	—
Forfeited	(29,390)	7.76

Nonvested at January 28, 2007	218,998	$7.76

As a result of adopting SFAS No. 123R on May 1, 2006, total share-based payment costs of $800,000 and $2.5 million were recognized during the 13 and 39 weeks ended January 28, 2007, as a component of general and administrative expenses.

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

The components of the net periodic post-retirement benefit cost are as follows (amounts in thousands):

	13 Weeks Ended		39 Weeks Ended	40 Weeks Ended
	Jan. 28, 2007	Jan. 29, 2006	Jan. 28, 2007	Jan. 29, 2006

Service cost - benefits earned during the year	$57	$139	$172	$428
Interest cost on projected benefit obligation	107	154	321	474
Recognized net actuarial loss	88	239	263	735
Amortization of unrecognized prior service cost	(147)	(171)	(441)	(526)

Net periodic post-retirement benefit cost	$105	$361	$315	$1,111

The total amount of employer’s contributions expected to be paid during the current fiscal year is $611,000.

Inventory Valuation:

Inventories are valued at the lower of cost (first-in, first-out) or market. Work in process and finished goods costs include materials, labor and manufacturing overhead. Inventories consist of the following (amounts in thousands):

	Jan. 28, 2007	April 30, 2006
Manufacturing inventory-
Raw materials	$117,212	$126,060
Work in process	41,944	38,989
Finished goods	39,087	12,783

	$198,243	$177,832

Property, Plant and Equipment, Net

Property, plant and equipment is stated at cost, net of accumulated depreciation, and consists of the following (amounts in thousands):

	Jan. 28, 2007	April 30, 2006

Land	$17,145	$19,084
Buildings and improvements	309,516	320,412
Machinery and equipment	164,522	166,086
	491,183	505,582
Less accumulated depreciation	(293,124)	(288,124)

	$198,059	$217,458

Product Warranty Reserve:

Fleetwood typically provides retail buyers of its products with a one-year warranty covering defects in material or workmanship with longer warranties on certain structural components. This warranty period typically commences upon delivery to the end user of the product. The Company records a liability based on the best estimate of the amounts necessary to settle existing and future claims on products sold as of the balance sheet date. Factors used in estimating the warranty liability include a history of units sold to customers, the average cost incurred to repair a unit and a profile of the distribution of warranty expenditures over the warranty period. The historical warranty profile is used to estimate the classification of the reserve between long-term and short-term on the balance sheet. Changes in the Company’s product warranty liability are as follows (amounts in thousands):

Balance at April 30, 2006	$67,123
Warranties issued and changes in the estimated liability during the period	55,859
Settlements made during the period	(55,802)

Balance at January 28, 2007	$67,180

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

The difference between net income (loss) and total comprehensive income (loss) is shown below (amounts in thousands):

	13 Weeks Ended		39 Weeks Ended	40 Weeks Ended
	Jan. 28, 2007	Jan. 29, 2006	Jan. 28, 2007	Jan. 29, 2006

Net income (loss)	$(29,905)	$1,376	$(50,743)	$(30,099)
Foreign currency translation	(768)	484	(346)	1,407
Unrealized gain (loss) on investments	264	(2)	407	17

Comprehensive income (loss)	$(30,409)	$1,858	$(50,682)	$(28,675)

3)                                                             Industry Segment Information

Information with respect to industry segments is shown below (amounts in thousands):

	13 Weeks Ended		39 Weeks Ended	40 Weeks Ended
	Jan. 28, 2007	Jan. 29, 2006	Jan. 28, 2007	Jan. 29, 2006
REVENUES:

RV Group	$323,976	$365,342	$1,059,793	$1,182,015
Housing Group	108,687	208,812	401,332	638,124
Supply Group	10,509	9,712	38,391	35,330
Intercompany Housing Group revenues	—	—	—	(25,627)

Net sales	$443,172	$583,866	$1,499,516	$1,829,842

OPERATING INCOME (LOSS):

RV Group	$(15,823)	$3,806	$(43,974)	$(1,978)
Housing Group	(7,770)	13,073	(4,319)	32,249
Supply Group	(727)	(370)	1,392	2,229
Corporate and other	(607)	(4,573)	(1,486)	(11,322)

Operating income (loss)	$(24,927)	$11,936	$(48,387)	$21,178

In addition to the third-party revenues shown above, the Supply Group also generated the following intercompany revenues with the RV and Housing Groups:

	13 Weeks Ended		39 Weeks Ended	40 Weeks Ended
	Jan. 28, 2007	Jan. 29, 2006	Jan. 28, 2007	Jan. 29, 2006

Supply intercompany revenues	$23,544	$40,789	$88,067	$125,870

4)                                      Other Operating Expense, net

Other operating expense, net for the quarter ended January 2007 consisted of $2.8 million of impairment charges related to an idle facility and $1.3 million of severance costs. The prior year expense consisted of a $0.6 million impairment cost related to the write-down of idle facilities held-for-sale and the disposal or sale of fixed assets.

Year-to-date other operating expense, net included approximately $2.8 million of impairment charges on an idle facility and $3.9 million of restructuring costs, primarily severance, partially offset by $3.8 million of gains from the sale of idle facilities. Prior year-to-date other operating expense, net consisted of $4.9 million of severance costs and $1.5 million of impairment charges on idle facilities, partially offset by $0.6 million gain on the sale of fixed assets.

5)                                      Income Taxes

The current quarter tax provision relates to state and foreign tax liabilities.

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

At January 28, 2007, the Company has identified unrealized sources of income, sufficient to support a deferred tax asset of $65.5 million compared to $69.1 million at fiscal year-end.

6)                                      Discontinued Operations

On March 30, 2005, the Company announced plans to exit its manufactured housing retail and financial services businesses and completed the sale of the majority of the assets of these businesses by August 2005. The Company exited these businesses to stem losses that were being incurred in the retail operations. The return to a traditional focus on manufacturing operations was part of the Company’s stated goal of achieving sustained profitability. As of January 28, 2007 and April 30, 2006, the remaining assets and liabilities from discontinued operations were not significant.

Operating results of these businesses, including impairment charges, are classified as discontinued operations for all periods presented. Loss from discontinued operations, net, consist of the following (amounts in thousands):

	13 Weeks Ended		39 Weeks Ended	40 Weeks Ended
	Jan. 28, 2007	Jan. 29, 2006	Jan. 28, 2007	Jan. 29, 2006

Revenues	$—	$429	$18	$93,298

Net loss before charges	(235)	(2,449)	(1,330)	(16,571)
Gain on sale, impairment charges and termination benefits:
Gain on sale of insurance assets	—	—	—	2,417
Impairment charges	—	—	(393)	(2,520)
Severance and termination costs	—	(883)	—	(4,511)
Contract (lease) termination costs	—	—	(250)	—

Discontinued operations, net	$(235)	$(3,332)	$(1,973)	$(21,185)

For the 40 weeks ended January 29, 2006, the net loss before impairment charges included interest expense on the retail flooring liability and the warehouse line of credit, which were repaid upon sale of their related collateral, of $1.7 million. No tax provision or benefit was recorded on discontinued operations in fiscal 2006 or 2007. The Company expects to incur minor ongoing operating losses that are not expected to be material to the Company’s overall financial results or to the Company’s financial position.

7)                                      Short-Term Borrowings

Secured Credit Facility:

In January 2007, the agreement governing the Company’s credit facility with a syndicate of lenders led by Bank of America was renewed and extended until July 31, 2010. The Company originally entered into the credit agreement in July 2001, and it has been amended on several occasions since. The new amended and restated agreement incorporates prior amendments and makes additional changes, but continues to provide for a revolving credit facility, a term loan and a real estate sub-facility to the revolver.

Total loan commitments are $182 million from May through November, with a seasonal uplift to $207 million from December through April. The commitments to the term loan and real estate sub-facility, which had been reduced through quarterly amortization to $18.1 million and $11.3 million, respectively, at the end of our most recent fiscal quarter, will be increased by $3.9 million and $3.7 million, respectively, when updated real estate appraisals are completed. In addition, when the appraisals are updated and the term loan is increased, the maturity date of the term loan will be extended from July 31, 2007 to July 31, 2010. On the first day of each fiscal quarter beginning January 29, 2007, without regard to the status of the appraisals, the Company will be required to repay $786,000 in principal on the term loan, and the ability to borrow under the real estate sub-facility will be reduced by $375,000 (previously $750,000).

The amended facility continues to include restrictions regarding additional indebtedness, business operations, liens, guaranties, transfers and sales of assets, and transactions with subsidiaries or affiliates. The amended facility also contains customary events of default which would permit the lenders to accelerate repayment of borrowings under the amended facility if not cured within applicable grace periods, including the failure to make timely payments under the amended facility or other material indebtedness and the failure to meet certain covenants.

Under the prior facility, real estate with an approximate appraised value of $108 million was pledged as security, which included excess collateral of $50 million. Under the amended facility, total real estate collateral has been reduced to approximately $77.5 million, and the excess collateral component reduced to $20 million.

The aggregate short-term balance outstanding on the revolver and term loan as of January 28, 2007 and April 30, 2006 was $17.8 million and $5.7 million, respectively. An additional $16.5 million of the term loan was included in long-term borrowings as of April 30, 2006. The revolving credit line and term loan bear interest, at the Company’s option, at variable rates based on either Bank of America’s prime rate or one, two or three-month LIBOR.

As of January 28, 2007, the loan commitments for the revolver and the term loan stood at $181.3 million and $18.1 million, respectively, including the $25 million seasonal uplift. The Company’s borrowing capacity, however, is governed by the amount of a borrowing base, consisting primarily of inventories and accounts receivable, that fluctuate significantly. The borrowing base is revised weekly for changes in receivables and monthly for changes in inventory balances. At the end of the quarter, the borrowing base totaled $169.5 million. After consideration of outstanding borrowings and standby letters of credit of $60.6 million, unused borrowing capacity (availability) was approximately $91.0 million. Borrowings are secured by receivables, inventory and certain other assets, primarily real estate, and are used for working capital and general corporate purposes. Under the senior credit agreement, Fleetwood Enterprises, Inc. is a guarantor of the borrowings and letters of credit of its wholly owned subsidiary, Fleetwood Holdings, Inc. The Company is subject to a springing covenant that requires minimum levels of earnings before interest, taxes, depreciation and amortization, but only if average daily liquidity, defined as cash, cash equivalents and unused borrowing capacity falls below a prescribed minimum level. This minimum, which is measured monthly, was also reduced under the new agreement from $90 million to $50 million. In addition, the new agreement requires testing of the springing covenant if liquidity falls below $25 million on any single day or average daily availability is below $20 million in any particular month.

8)                                      Convertible Subordinated Debentures

As discussed further in the Company’s Annual Report on Form 10-K, the Company owns a Delaware business trust that issued optionally redeemable convertible trust preferred securities that are convertible into shares of the Company’s common stock. The combined proceeds from the sale of the securities and from the purchase by the Company of the common shares of the business trust were tendered to the Company in exchange for convertible subordinated debentures. These debentures represent the sole assets of the business trust and are presented as a long-term liability in the accompanying balance sheets.

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

9)                                      Commitments and Contingencies

Repurchase Commitments:

Producers of recreational vehicles and manufactured housing customarily enter into repurchase agreements with lending institutions that provide wholesale floorplan financing to independent dealers. These agreements generally provide that, in the event of a default by a dealer in its obligation to these credit sources, the Company will repurchase vehicles or homes sold to the dealer that have not been resold to retail customers. With most repurchase agreements, the Company’s obligation ceases when the amount for which the Company is contingently liable to the lending institution has been outstanding for more than 12, 18 or 24 months, depending on the terms of the agreement. The contingent liability under these agreements approximates the outstanding principal balance owed by the dealer for units subject to the repurchase agreement, less any scheduled principal payments waived by the lender. Although the maximum potential contingent repurchase liability approximated $161 million for inventory at manufactured housing dealers and $266 million for inventory at RV dealers as of January 28, 2007, the risk of loss is reduced by the potential resale value of any products that are subject to repurchase, and is spread over numerous dealers and financial institutions. The gross repurchase obligation will vary depending on the season and the level of dealer inventories. Typically, the fiscal third quarter repurchase obligation is greater than other periods due to higher RV dealer inventories. Past losses under these agreements have not been significant and lender repurchase demands have been funded out of working capital. Through the first nine months of fiscal year 2007, the Company repurchased $1.9 million of product compared to $2.0 million for the same period in the prior year, with a repurchase loss of $0.6 million incurred this year compared to a repurchase loss of $0.6 million in the prior year.

Guarantees:

As part of the sale of the Company’s manufactured housing retail business, there are currently approximately 76 leased manufactured housing retail locations assigned to the buyers. Although the Company received indemnification from the assignees, if the assignees fail to make payments under the assigned leases, the Company estimates its maximum potential obligation with respect to the assigned leases to be $10.1 million as of January 28, 2007. The Company will remain contingently liable for such lease obligations for the remaining lease terms, which range from one month to nine years.

Other:

As of January 28, 2007, the Company was a party to nine limited guarantees, aggregating $3.3 million of obligations of certain retailers to floorplan lenders and an additional three unsecured guarantees of other obligations aggregating $6.3 million.

Fleetwood is also a party to certain guarantees that relate to its credit arrangements. These are more fully discussed in Note 12 of the Company’s fiscal 2006 Annual Report on Form 10-K.

The fair value of the commitments and contingencies noted above is not material at January 28, 2007.

Legal Proceedings:

The Company is regularly involved in legal proceedings in the ordinary course of its business. In the majority of cases, including products liability cases, the Company prepares estimates based on historical experience, the professional judgment of the Company’s legal counsel, and other assumptions that are believed to be reasonable. As additional information becomes available, the Company reassesses the potential liability related to pending litigation and revises the related estimates. Such revisions and any actual liability that greatly exceed the Company’s estimates could materially impact the results of operations and financial position.

In May 2003, the Company filed a complaint in state court in Kansas, in the 18th Judicial District, District Court, Sedgwick County, Civil Department, against The Coleman Company, Inc. (Coleman) in connection with a dispute over the use of the “Coleman” brand name. The lawsuit sought declaratory and injunctive relief. On June 6, 2003, Coleman filed an answer and counterclaimed against the Company alleging various counts, including breach of contract and trademark infringement. On November 17, 2004, after a hearing, the Court granted the Company’s request for a permanent injunction against Coleman prohibiting Coleman from licensing the Coleman name for recreational vehicles to companies other than Fleetwood. Coleman has appealed that ruling. At the conclusion of trial, on December 16, 2004, the jury awarded monetary damages against Fleetwood on Coleman’s counterclaim in the amount of $5.2 million. On January 21, 2005, the Court granted Coleman’s request for treble damages, making the total amount of the award approximately $14.6 million. A charge to record this award was reflected in the Company’s results for the third fiscal quarter of 2005. Payment has been stayed pending Fleetwood’s appeal, which has been filed. Pending the appeal, Fleetwood was required to post a letter of credit for $18 million, representing the full amount of the judgment plus an allowance for attorneys’ fees and interest. The oral argument for all issues on appeal is set for April 10, 2007. The Company will pursue all available appellate remedies.

Brodhead et al v. Fleetwood Enterprises, Inc. was filed in federal court in the Central District of California on June 22, 2005. The complaint states a claim for damages growing out of certain California statutory claims with respect to alleged defects in a specific type of plastic roof installed on folding trailers from 1995 through 2003. The plaintiffs have further clarified and narrowed the class for which they are seeking certification, which now encompasses all original owners of folding trailers produced by Fleetwood Folding Trailers, Inc. with this type of roof but not including original purchasers who received an aluminum roof replacement and did not pay for freight. The subject matter of the claim is similar to a putative class action previously filed in California state court in Griffin et al v. Fleetwood Enterprises, Inc. et al. The California trial court denied class action certification in the Griffin matter on April 28, 2005, and the California Court of Appeal upheld the denial in a decision issued on May 11, 2006. The plaintiffs did not appeal the Court of Appeal ruling in Griffin. It is not possible at this time to properly assess the risk of an adverse verdict or the magnitude of any possible exposure with respect to the Brodhead complaint. Fleetwood is vigorously defending the matter.

The Company has been painting motor homes at its Riverside, California, plant since July 2004, pursuant to experimental variances granted by the California Division of Occupational Safety and Health, which is the enforcement and consultation agency for the California Occupational Safety and Health program (Cal/OSHA). Although Fleetwood believes it is providing safety and health protection to employees that goes beyond that required by Cal/OSHA, a variance from a Cal/OSHA standard is required wherever a manufacturer is recirculating air in paint spray booths. The current experimental variance expires in July 2007 and Fleetwood has been advised that it is unlikely that the experimental variance will be further extended. The Company has applied to the California Occupational Safety and Health Appeals Board for a permanent variance and a final hearing on that application has been scheduled for May 10, 2007. If a permanent variance is not granted and if the experimental variance is not extended, then without judicial intervention the Company would be unable to use the spray booths as currently deployed. The Company is, however, actively exploring several engineering and production contingencies that could permit it to continue to offer full-body paint on the models produced by the Riverside plant.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Fleetwood is one of the nation’s leaders in producing both recreational vehicles and factory-built housing. The RV Group or segment consists of the motor home, travel trailer and folding trailer divisions. The Housing Group or segment consists of the wholesale manufacturing operation.

In fiscal 2006, we sold 54,574 recreational vehicles. In calendar year 2006, we had a 10.9 percent share of the overall recreational vehicle market, consisting of a 16.3 percent share of the motor home market, a 6.8 percent share of the travel trailer market and a 39.4 percent share of the folding trailer market.

In fiscal 2006, we shipped 22,681 manufactured homes, and were the second largest producer of HUD-Code homes in the United States in terms of units sold. In calendar year 2006, we had a 12.9 percent share of the manufactured housing wholesale market.

Our business began in 1950 as a California corporation producing travel trailers and quickly evolved to what are now termed manufactured homes. We re-entered the recreational vehicle business with the acquisition of a travel trailer operation in 1964. The present company was incorporated in Delaware in 1977, and succeeded by merger to all the assets and liabilities of the predecessor company. Our manufacturing activities are conducted in 16 states within the U.S., and to a much lesser extent in Canada. We distribute our manufactured products primarily through a network of independent dealers throughout the United States and Canada. In fiscal 1999, we entered the manufactured housing retail business through a combination of acquisitions and internal development of new retail sales centers. We later established a financial services subsidiary to provide finance and insurance products to customers of the retail operation. We subsequently decided to divest these businesses, designated them as discontinued operations in March 2005 and sold them during the second quarter of fiscal 2006.

Business Outlook

Recreational Vehicles

Favorable demographics suggest that sustainable growth in the number of typical RV buyers will likely be realized for at least the next several years as baby boomers reach the age brackets that historically have accounted for the bulk of retail RV sales. Additionally, younger buyers have also shown greater interest in the RV lifestyle. These conclusions received strong support from the University of Michigan 2005 national survey of recreational vehicle owners, sponsored by the Recreation Vehicle Industry Association.

Industry conditions during the first half of calendar year 2006 were adversely affected by concerns about interest rates, fuel prices and diminished home equity financings. Industry motor home retail sales posted a second year of decline in calendar 2006, with most of the continued weakness in the higher-end Class A and mid-priced Class C segments. Recent stability of economic factors is becoming apparent in market conditions that, if sustained through the spring selling season may signify improved demand in 2007. Nevertheless, our optimism about the near-term future is somewhat tempered due to recent stock market volatility, which has affected RV sales in the past, as well as mixed attendance and sales results from the retail shows so far in 2007. Travel trailer retail sales were down slightly for the industry in calendar 2006 due to significant falloff in the latter part of the year and have shown continuing signs of weakness, combined with more competitive pricing and discounting. We believe that the market for folding trailers, after being in decline for several years, has stabilized.

Our overall market position in motor homes has been slightly impacted by industry weakness in products that have traditionally been an area of relative strength for Fleetwood. We are seeing a benefit from recent introductions of low-end Class A gas products and improvements made to several diesel brands. In the Class C category, we intend to offer new products during 2007 in the currently popular entry-level and fuel-efficient categories.

Our market share for travel trailers had been in decline for several years but began to stabilize during the middle of calendar 2006 following the launch of a number of new 2007 model year products. The new products introduced last spring and summer have been well received by our dealers and appear to have gained shelf space on dealer lots. However, retail demand for travel trailers turned down towards the end of the year. That, combined with high dealer inventories for both Fleetwood and our competitors, may cause dealers to reduce orders of new products until their inventories get back in balance with demand.

We are the dominant producer of folding trailers and our market share improved during calendar 2006. The business is well positioned to benefit from a rebound of this market sector.

We have renewed our focus on dealer development activities and have restructured our sales organizations to focus on individual brands and/or product segments in order to address the loss of shelf space in certain parts of our dealer network and to help ensure that our products are being appropriately represented, especially Class C motor home products and travel trailers in the East and Midwestern regions.

Although manufacturing quality processes and service continue to improve for our entire RV business, the full financial benefits will only be realized over the longer term through lower warranty and service costs. A rationalization process for our plants and their respective products was recently completed for travel trailers that places emphasis on reducing the number of brands and floorplans produced at each factory location to achieve manufacturing efficiencies. This process was finalized in early March when we announced the decision to close three travel trailer plants in order to address low capacity utilization resulting from the recent downturn in the travel trailer market. Improved efficiencies should be apparent by the end of our fiscal year in the remaining facilities.

Housing

Longer-term demand for affordable housing is expected to grow as a result of the rebuilding requirements in the Gulf States, greater numbers of baby boomers reaching retirement age and the high cost of site-built homes. Improvements in engineering and design continue to position manufactured and modular homes as viable options in meeting the demand for affordable housing in new markets, such as suburban tracts and military sites, as well as in existing markets such as rural areas and manufactured housing communities and parks.

Despite these improvements, the manufactured housing market has experienced a steep decline that began in 1999 before beginning to stabilize in 2004. Without the shipments generated by disaster relief activities in recent years, the industry established a 44-year low in 2006. A shortage of retail financing, relatively high retail interest rates (especially when compared to low mortgage rates on conventional homes), more stringent lending standards for manufactured housing, and competition from repossessed homes have adversely affected the industry.

Presently, levels of repossessed manufactured homes are closer to normal levels than they have been in recent years, and availability of financing has also stabilized as lending economics have begun to improve. A slowing of the overall housing market, and a resulting increase in conventional housing inventories, may impact near-term manufactured housing market conditions. However, other trends such as higher apartment rents and lower vacancy rates have historically been helpful to the industry. Depending on these factors and the extent of new retail financing actually generated, combined with a tightening of credit for conventional homes, we anticipate that manufactured housing industry conditions may improve over the course of calendar 2007, albeit modestly.

Manufactured housing industry shipments decreased by 19.7 percent in calendar 2006, but were down nearer to 10 percent, excluding sales of homes that were built to FEMA specifications for disaster relief estimated at 21,000 in calendar year 2005 and 4,000 in 2006.

Market conditions by region are mixed. Some smaller markets in the central states have shown improvement but other regions have softened. California and parts of the Southeast, normally stronger markets, are down sharply in recent months. The outlook in most areas continues to be uncertain.

Our own market position was adversely affected by the sale of our retail operations in August 2005. This effect on our market position was expected given the immediate closure of approximately 50 stores combined with reduced purchases by the remaining operating stores. This situation will continue to affect our sales volume and market share until we fully replace or augment the closed outlets. We also had fewer sales through non-traditional channels, primarily to national operators of manufactured home communities, which have significantly reduced their activity over the last 18 months. In response to these conditions, we have reduced manufacturing capacity during the quarter by consolidating two plants, having previously consolidated two additional facilities into one earlier in the fiscal year.

Current activity in the Gulf Coast region by builders and developers is picking up with a substantial portion of the rebuilding efforts likely to include modular products, which we are prepared to provide. Development of this new distribution channel combined with a longer sales cycle for these types of projects will temper our progress in this area. The sale of our network of Company-owned stores, which had a high concentration in the Gulf Coast region, may lessen our ability to fully participate in the upswing in more traditional dealer sales of manufactured housing until we are able to complete the rebuilding of our independent dealer distribution network in the area.

In response to the weak market conditions, our dealers throughout the country are maintaining low inventory levels, and in previously stronger markets such as Arizona, California and Florida, dealers are continuing to reduce their inventories. Although this reduction of inventories impacts current order levels, it typically enables the dealers to continue to operate more profitably, albeit at a reduced level of activity. The inventory reduction also enables dealers to dispose of older units so that when market conditions improve, they can quickly add new products. Despite this, dealer failures and losses from repurchase commitments are likely to increase in the current market climate and increased competition among manufacturers will squeeze margins. We continue to initiate incentive programs for our sales personnel and dealers to increase our product representation by incentivizing sales of aged inventory, such that it can be replaced by our dealers with new products. In addition, we continue to focus on adding new distribution points. We will also continue to pursue other opportunities to supplement our business, such as increased emphasis on sales of modular homes to builder/developers, as well as pursuing military projects.

Summary

We continue to place emphasis on new products in all areas of our business that are feature-rich, innovative and price competitive. As a result, we generally expect to improve our market share position over the course of the next fiscal year. Restructuring actions, which were primarily focused on corporate and other general and administrative expenses, have resulted in a more cost-effective management structure. The full impact of these changes was in place from the beginning of the new calendar year but a combination of difficult market conditions for manufactured housing and retail softening of travel trailer sales have slowed our progress to sustainable profitability. Additionally, we expect to incur some severance and closure costs associated with the recently announced travel trailer plant closures. As a result of these factors, we still expect to incur a significant operating loss in the fourth quarter, albeit narrower than the recent third quarter due to seasonal improvements and cost reductions.

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

Reclassifications

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

•       a carrier has signed the delivery ticket accepting responsibility for the product as agent for the dealer; and

•       the product has been removed from Fleetwood’s property for delivery to the dealer who placed the order.

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

Insurance Reserves

Generally, we are self-insured for health benefits, workers’ compensation and products liability insurance. Under these plans, liabilities are recognized for claims incurred (including those incurred but not reported), changes in the reserves related to prior claims and an administration fee. At the time a claim is filed, a liability is estimated to settle the claim. The liability for workers’ compensation claims is guided by state statute. Factors considered in establishing the estimated liability for products liability claims are the nature of the claim, the geographical region in which the claim originated, loss history, severity of the claim, the professional judgment of our legal counsel, and inflation. Any material change in these factors could have an adverse impact on our operating results. We generally maintain excess liability insurance with outside insurance carriers to minimize our risks related to catastrophic claims or unexpectedly large cumulative claims.

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

Legal Proceedings

We are regularly involved in legal proceedings in the ordinary course of our business. In the majority of cases, including products liability cases, we prepare estimates based on historical experience, the professional judgment of our legal counsel, and other assumptions that we believe are reasonable. As additional information becomes available, we reassess the potential liability related to pending litigation and revise our estimates. Such revisions and any actual liability that greatly exceeds our estimates could materially impact our results of operations and financial position.

Repurchase Commitments

Producers of recreational vehicles and manufactured housing customarily enter into repurchase agreements with lending institutions that provide wholesale floorplan financing to independent dealers. Our agreements generally provide that, in the event of a default by a dealer in its obligation to these credit sources, we will repurchase product. With most repurchase agreements, our obligation ceases when the amount for which we are contingently liable to the lending institution has been outstanding for more than 12, 18 or 24 months, depending on the terms of the agreement. The contingent liability under these agreements approximates the outstanding principal balance owed by the dealer for units subject to the repurchase agreement less any scheduled principal payments waived by the lender. Although the maximum potential contingent repurchase liability approximated $161 million for inventory at manufactured housing dealers and $266 million for inventory at RV dealers as of January 28, 2007, the risk of loss is reduced by the potential resale value of any products that are subject to repurchase, and is spread over numerous dealers and financial institutions. The gross repurchase obligation will vary depending on the season and the level of dealer inventories. Typically, the fiscal third quarter repurchase obligation will be greater than other periods due to higher RV dealer inventories. Past losses under these agreements have not been significant and lender repurchase demands have been funded out of working capital. A summary of recent repurchase activity is set forth below (dollars in millions):

	39 Weeks Ended	40 Weeks Ended	Fiscal Years
	Jan. 28, 2007	Jan. 29, 2006	2006	2005

Units	81	61	66	174

Repurchase amount	$1.9	$2.0	$2.1	$6.33

Loss recognized	$0.6	$0.6	$0.4	$1.22

Results of Operations

The following table sets forth certain statements of operations data expressed as a percentage of net sales for the periods indicated (certain amounts in this section may not recompute due to rounding):

	13 Weeks Ended		39 Weeks Ended	40 Weeks Ended
	Jan. 28, 2007	Jan. 29, 2006	Jan. 28, 2007	Jan. 29, 2006

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	(86.8)	(80.9)	(86.3)	(82.3)

Gross profit	13.2	19.1	13.7	17.7
Operating expenses	(17.9)	(16.9)	(16.7)	(16.2)
Other operating expense, net	(0.9)	(0.1)	(0.2)	(0.3)

Operating income (loss)	(5.6)	2.1	(3.2)	1.2
Other income (expense)
Investment income	0.3	0.3	0.3	0.2
Interest expense	(1.3)	(1.4)	(1.3)	(1.3)
Other, net	—	—	1.2	—
Income (loss) from continuing operations before income taxes	(6.6)	1.0	(3.0)	0.1
Provision for income taxes	—	(0.2)	(0.3)	(0.6)

Income (loss) from continuing operations	(6.6)	0.8	(3.3)	(0.5)
Discontinued operations	(0.1)	(0.6)	(0.1)	(1.2)

Net income (loss)	(6.7)%	0.2%	(3.4)%	(1.7)%

Current Quarter Compared to Corresponding Quarter of Last Year

Consolidated Results

The following tables present consolidated net sales and operating income (loss) by segment for the quarters ended January 28, 2007 and January 29, 2006 (amounts in thousands):

	13 Weeks Ended
		% of Net		% of Net	Change
	Jan. 28, 2007	Sales	Jan. 29, 2006	Sales	Amount	%
REVENUES:
RV Group	$323,976	73.1	$365,342	62.5	$(41,366)	(11.3)
Housing Group	108,687	24.5	208,812	35.8	(100,125)	(47.9)
Supply Group	10,509	2.4	9,712	1.7	797	8.2

Net sales	$443,172	100.0	$583,866	100.0	$(140,694)	(24.1)

OPERATING INCOME (LOSS):
RV Group	$(15,823)	(4.9)	$3,806	1.0	$(19,629)	(515.7)
Housing Group	(7,770)	(7.1)	13,073	6.3	(20,843)	(159.4)
Supply Group	(727)	(6.9)	(370)	(3.8)	(357)	(96.5)
Corporate and other	(607)	—	(4,573)	—	3,966	86.7

Operating income (loss)	$(24,927)	(5.6)	$11,936	2.1	$(36,863)	(308.8)

Consolidated revenues fell 24.1 percent from the prior year, consisting of a 47.9 percent drop in sales for the Housing Group and an 11.3 percent decline for the RV Group. Last year, the RV and Housing Groups benefited from the sale of units for use in disaster relief efforts for the Gulf Coast, which generated approximately $129 million of revenues.

Gross margin was 13.2 percent of sales, down from 19.1 percent in the prior year, which benefited from the manufacturing efficiencies of producing large quantities of identical units for disaster relief in the Gulf Coast. Additionally, competitive markets and a shift away from higher-margin housing revenues also reduced consolidated gross margin.

Operating expenses, which include selling, warranty and service, and general and administrative expenses, declined by $19.3 million compared to the prior year but increased slightly as a percentage of sales. The decrease from the prior year was primarily due to savings from lower headcount associated with restructuring efforts, improved warranty experience and lower incentive compensation expense.

In the current quarter, other operating expense, net, consisted of restructuring costs, primarily an impairment charge on an idle housing facility of $2.8 million, as well as severance payments of approximately $1.3 million. In the prior year, other operating expenses of a $0.6 million impairment cost related to the write-down of idle facilities held-for-sale and the disposal or sale of fixed assets.

Other income (expense) consists of investment income and interest expense. The most notable change was the reduction to interest expense caused by the February 2006 repayment of the deferred distributions on the 6% convertible trust preferred securities and the subsequent repurchase in July 2006 of almost a quarter of the securities that were outstanding at the time.

The current quarter tax provision is principally due to state and foreign tax refunds.

Recreational Vehicles

The following table presents RV Group net sales and operating income (loss) by division for the periods ended January 28, 2007 and January 29, 2006 (amounts in thousands):

	13 Weeks Ended
		% of Net		% of Net	Change
	Jan. 28, 2007	Sales	Jan. 29, 2006	Sales	Amount	%
REVENUES:

Motor homes	$227,851	70.3	$180,677	49.5	$47,174	26.1
Travel trailers	81,786	25.3	169,256	46.3	(87,470)	(51.7)
Folding trailers	14,339	4.4	15,409	4.2	(1,070)	(6.9)

RV Group	$323,976	100.0	$365,342	100.0	$(41,366)	(11.3)

OPERATING INCOME (LOSS):

Motor homes	$5,252	2.3	$(4,054)	(2.2)	$9,306	229.6
Travel trailers	(17,543)	(21.4)	11,169	6.6	(28,712)	(257.1)
Folding trailers	(3,532)	(24.6)	(3,309)	(21.5)	(223)	(6.7)

RV Group	$(15,823)	(4.9)	$3,806	1.0	$(19,629)	(515.7)

Recreational vehicle sales declined 11.3 percent when compared to last year’s January quarter. Motor home sales for the quarter surged 26.1 percent to $227.9 million compared to $180.7 million in the prior year, reflecting dealer optimism about the potential for improved retail activity this spring. The retail market for motor homes for calendar year 2006 was down 9.9 percent compared to a drop of 16.0 percent for Fleetwood retail activity, caused mainly by lack of either low-priced or fuel-efficient Class C units in Fleetwood’s product line. We expect to have a low-priced Class C available in the spring and a more fuel-efficient Class C product later in calendar 2007. Consumer concerns earlier in the year regarding volatile fuel prices and rising interest rates negatively affected the market, particularly the higher-priced Class As and mid-priced Class Cs, where Fleetwood has a relatively stronger market position.

Travel trailer sales declined 51.7 percent or $87.5 million, of which $72 million was attributed to prior year sales of emergency living units for disaster relief in the Gulf Coast. In addition, sales of travel trailers to independent dealers decreased by 16.1 percent over the prior year, excluding the emergency living units, reflecting softer industry conditions in the latter part of the calendar year. In the last four months of calendar year 2006, industry shipments declined 23 percent. Accordingly, the retail market for travel trailers for calendar year 2006 was off 1.7 percent, after being positive for most of the year. Fleetwood’s retail sales for the calendar year 2006 were down by 22.8 percent, mainly due to a lack of competitive products in several product segments in the early part of the calendar year. Subsequently, we have introduced new products and brands, and as a result, our market share has stabilized at about 6.8 percent.

Folding trailer sales were $14.3 million, a decrease of 6.9 percent from the prior year. The folding trailer retail market was off about 6.0 percent for the calendar year, while sales of Fleetwood’s products were down only 2.2 percent, resulting in market share from 37.9 percent to 39.4 percent for the year.

Gross margin for the quarter was down from 15.3 percent to 10.5 percent mainly due to the decrease in the travel trailer division. Travel trailer gross margin fell from 17.6 percent last year to 0.3 percent this year due to the absence of the Gulf Coast business, more competitive pricing on new products and inefficiencies related to production down time caused by lower backlogs and the seasonally weak quarter. Last year, travel trailer margins were greatly enhanced through efficiencies gained from producing 5,451 emergency living units. Motor home and folding trailer gross margins improved mainly due to lower labor costs from improved efficiencies.

Operating expenses for the RV Group were $49.9 million, compared to $51.9 million in the prior year, but increased as a percentage of sales from 14.2 percent in the prior year to 15.4 percent for the current quarter. The decrease was mostly due to a decline in warranty and service costs of $3.5 million, resulting from lower volumes. Selling expenses rose by $1.6 million due to increased spending on point-of-sale materials this year, related to new products. General and administrative expenses were about the same as the prior year, but, due to the lower revenue, increased as a percentage of sales from 6.3 percent to 7.1 percent.

Manufactured Housing

The following table presents Housing Group net sales and operating income (loss) for the quarters ended January 28, 2007 and January 29, 2006 (amounts in thousands):

	13 Weeks Ended
		% of Net		% of Net	Change
	Jan. 28, 2007	Sales	Jan. 29, 2006	Sales	Amount	%

Net sales	$108,687	100.0	$208,812	100.0	$(100,125)	(47.9)

Operating income (loss)	$(7,770)	(7.1)	$13,073	6.3	$(20,843)	(159.4)

Housing Group revenues for the quarter dropped 47.9 percent to $108.7 million from $208.8 million in the prior year. Prior year sales included 2,081 single-section homes and $57.3 million of revenues stemming from participation in hurricane disaster relief.

Manufactured homes are sold as single-section or multi-section units. Multi-section units typically are built in two, three or four sections. The average selling price per home increased 12.4 percent over the prior year from $34,209 to $38,446. Most of this change was attributable to prices in the prior year being abnormally low because of a large number of shipments of special single-section homes to assist in hurricane disaster relief. Excluding these special units, the average price per home increased 2.1 percent, which was consistent with material cost increases.

Because the prior year included large shipments for disaster relief, manufacturing unit volume for the current year was off a sharp 53.7 percent to 2,827 homes while the total number of sections sold decreased 46.3 percent to 5,047. Fleetwood’s market share, based on wholesale shipments for the 2006 calendar year, fell to 12.9 percent from 16.3 percent in calendar year 2005. The Group’s market share for multi-section homes also fell from 16.5 percent to 13.7 percent while its share of the single-section market declined from 15.8 percent to 10.9 percent. This loss of market share was principally attributed to the sale of Company-owned stores in August 2005. Of the 121 stores that were sold, over 60 were subsequently closed. Additionally, sales to community and park operators were lower.

Industry shipments for the calendar year 2006 were down 19.7 percent. Traditionally strong manufactured housing markets, such as California and parts of the Southeast, continued to be particularly weak. Generally, the manufactured housing market continues to be adversely affected by limited availability of retail financing and competition from conventional builders due to their excess inventories and relatively more favorable retail mortgage financing.

The third quarter gross profit margin was 20.9 percent, as compared to 25.5 percent in the prior year. The decline in margin was the result of more competitive pricing in a tight market and a weak sales environment that caused some facilities to operate for partial weeks during the quarter. This decline was compounded by strong manufacturing efficiencies in the prior year when a large quantity of similar products was produced to assist in hurricane disaster relief.

Operating expenses were $9.6 million lower than the prior year, driven by a $5.8 million reduction in general and administrative expense, mainly resulting from lower compensation. Also selling, warranty and service expenses declined by $3.8 million mainly due to lower volume and cost reduction actions in the second quarter. Partially offsetting the lower general and administrative expense was a $2.8 million impairment charge recorded on an idle facility.

Supply Operations

The Supply Group contributed gross third quarter revenues of $34.1 million compared to $50.5 million a year ago, of which $10.5 million and $9.7 million, respectively, were sales to third-party customers. The Supply Group had an operating loss of $0.7 million compared with an operating loss of $0.4 million for the prior year.

Discontinued Operations

In March 2005, we announced our intention to exit the manufactured housing retail and financial services businesses, and most of these operations were sold in August 2005. The businesses are presented as discontinued operations in our financial statements. Losses from discontinued operations were $0.2 million in the current quarter, compared to a loss of $3.3 million in the comparable quarter last year. The current quarter loss consists of general and administrative costs associated with wind-down and closure activities.

Current Year-to-Date Compared to Corresponding Period of Last Year

Consolidated Results:

The following table presents consolidated net sales and operating income (loss) by segment for the 39 weeks ended January 28, 2007 and the 40 weeks ended January 29, 2006 (amounts in thousands):

	39 Weeks Ended		40 Weeks Ended
		% of Net		% of Net	Change
	Jan. 28, 2007	Sales	Jan. 29, 2006	Sales	Amount	%
REVENUES:
RV Group	$1,059,793	70.7	$1,182,015	64.6	$(122,222)	(10.3)
Housing Group	401,332	26.8	638,124	34.9	(236,792)	(37.1)
Supply Group	38,391	2.5	35,330	1.9	3,061	8.7
Intercompany Housing Group sales	—	—	(25,627)	(1.4)	25,627	100.0

Net sales	$1,499,516	100.0	$1,829,842	100.0	$(330,326)	(18.1)

OPERATING INCOME (LOSS):
RV Group	$(43,974)	(4.1)	$(1,978)	(0.2)	$(41,996)	(2123.2)
Housing Group	(4,319)	(1.1)	32,249	5.1	(36,568)	(113.4)
Supply Group	1,392	3.6	2,229	6.3	(837)	(37.6)
Corporate and other	(1,486)	—	(11,322)	—	9,836	86.9

Operating income (loss)	$(48,387)	(3.2)	$21,178	1.2	$(69,565)	(328.5)

Consolidated revenues fell 18.1 percent due to a 10.3 percent decline in the RV business and a 37.1 percent decrease in Housing Group sales. The prior year period included 40 operating weeks rather than the typical 39 weeks. The Housing Group suffered from the loss of disaster relief sales, community/park developer business that did not recur in the current year, decreased sales to the formerly Company-owned retail business, and general weakness in the housing market. RV sales were negatively impacted by the absence this year of travel trailer sales of emergency living units coupled with a softer motor home market early in the fiscal year.

Gross margin declined to 13.7 percent of sales from a prior year level of 17.7 percent that was elevated by higher production volumes and manufacturing efficiencies associated with the disaster relief sales. Additionally, competitive markets and a shift away from higher-margin housing revenues reduced consolidated gross margin.

Operating expenses, which include selling, warranty and service, and general and administrative expenses, were down $45.4 million in the first nine months, but increased as a percentage of sales from 16.2 percent to 16.7 percent. The lower expenses are attributable to headcount reductions from restructuring initiatives, lower warranty expense and lower incentive compensation costs.

Current period other operating expense, net included approximately $2.8 million of impairment charges on an idle facility and $3.9 million of restructuring costs, primarily severance, partially offset by $3.8 million of gains from the sale of idle facilities. Prior-year other operating expenses consisted of $4.9 million of severance costs, $1.5 million of impairment charges on idle facilities held-for-sale, and a $0.6 million gain on sale of fixed assets.

Other income (expense) consisted of investment income, interest expense and miscellaneous other income. Investment income increased to $4.7 million from $4.1 million in the prior year, due to higher average interest rates earned on invested funds. Interest expense declined to $18.8 million from $22.8 million due to lower borrowings, the effect of the February 2006 repayment of the deferred distributions on the 6% convertible trust preferred securities and the redemption of $50 million in face value of the same securities in June 2006. Other income consisted of an $18.5 million pre-tax gain generated by our June 2006 purchase and cancellation of one million shares or 24.8 percent of the previously outstanding 6% convertible trust preferred securities at a discount to par value.

The current period tax provision is principally due to the utilization of deferred tax assets as a result of the income realized from the repurchase of the 6% convertible trust preferred securities. Prior to the repurchase, the unrealized gains on the securities were identified as a source of future income to support deferred tax assets. The provision also includes state tax liabilities in several states, with no offsetting tax benefits in others. The prior period tax provision resulted primarily from the effect of an increase in the partial valuation allowance attributed to our deferred tax assets of $10.5 million. This change resulted from a reduction in the estimated benefit of various available tax strategies, which, if executed, would generate sufficient taxable income to realize the remaining net deferred tax asset. The provision also included state tax liabilities in several states, with no offsetting tax benefits in other states, and foreign tax benefits.

Recreational Vehicles:

The following table presents RV Group net sales and operating income (loss) by division for the periods ended January 28, 2007 and January 29, 2006 (amounts in thousands):

	39 Weeks Ended		40 Weeks Ended
		% of		% of	Change
	Jan. 28, 2007	Net Sales	Jan. 29, 2006	Net Sales	Amount	%
REVENUES:
Motor homes	$683,724	64.5	$727,207	61.5	$(43,483)	(6.0)
Travel trailers	307,585	29.0	393,425	33.3	(85,840)	(21.8)
Folding trailers	68,484	6.5	61,383	5.2	7,101	11.6

RV Group	$1,059,793	100.0	$1,182,015	100.0	$(122,222)	(10.3)

OPERATING INCOME (LOSS):
Motor homes	$633	0.1	$3,983	0.5	$(3,350)	(84.1)
Travel trailers	(41,881)	(13.6)	(1,347)	(0.3)	(40,534)	(3009.2)
Folding trailers	(2,726)	(4.0)	(4,614)	(7.5)	1,888	40.9

RV Group	$(43,974)	(4.1)	$(1,978)	(0.2)	$(41,996)	(2123.2)

Recreational vehicle sales fell 10.3 percent to $1.1 billion in the first nine months compared to $1.2 billion for the prior year. The decline in motor home revenues compares favorably to the market, as consumer concerns earlier in the year regarding volatile fuel prices and rising interest rates negatively affected the market, but those concerns abated later in the calendar year as interest rates and fuel prices stabilized. Travel trailer sales to independent dealers, excluding $102 million of FEMA sales to the Gulf Coast region in the prior year, increased 5.6 percent. A shift in product mix to more fifth-wheels, which carry a higher selling price than conventional travel trailers, also contributed to the revenue increase as fifth-wheel shipments to Fleetwood dealers for the nine-month period increased by 2.6 percent. Folding trailer sales were up 11.6 percent from the prior year, despite a decrease of 2.4 percent in unit sales, which reflects a shift in product mix to higher-priced products.

Gross margin declined from 13.2 percent to 10.6 percent due to elevated margins in the prior year from efficiencies gained from the production of a large number of disaster relief units, combined with current year inefficiencies and incremental costs related to the introduction of a significant number of new products.

Operating expenses for the RV Group were $155.9 million, $1.7 million below the prior year, but as a percentage of sales rose from 13.3 percent in the prior year to 14.7 percent for the current period. The increase in expenses as a percentage of sales was due to both lower sales and the fixed nature of a large proportion of operating expenses as opposed to variable. This year’s operating expenses included higher selling costs for the national dealer meeting and increased product liability costs.

Manufactured Housing:

The following table presents Housing Group sales and operating income (loss) for the periods ended January 28, 2007 and January 29, 2006 (amounts in thousands):

	39 Weeks Ended		40 Weeks Ended
		% of Net		% of Net	Change
	Jan. 28, 2007	Sales	Jan. 29, 2006	Sales	Amount	%

Net sales	$401,332	100.0	$638,124	100.0	$(236,792)	(37.1)

Operating income (loss)	$(4,319)	(1.1)	$32,249	5.1	$(36,568)	(113.4)

Results for the Housing Group consist of factory wholesale revenues. In the prior year, results also included sales to our retail business prior to being divested in August 2005. Transactions with our retail business prior to the sale were eliminated in consolidation. Revenues for the retail business are included in the results of discontinued operations.

Housing Group revenues for the first nine months of fiscal year 2007 decreased by 37.1 percent to $401.3 million. The prior year included a total of $86.8 million in sales for hurricane disaster relief, $98.3 million in sales to community/park operators and $25.6 million of intercompany sales to the sold retail business. In the current year, such sales have been minimal. Additionally, lower sales resulted from the slowing in the manufactured housing market. Year over year, manufactured housing industry shipments for calendar year 2006 were down 19.7 percent. Our unit volume for the similar period declined 36.3 percent with single-section sales off by 55.7 percent and multi-section homes down by 26.2 percent. Despite substantial sales related to the impact of hurricanes over the past two years, the underlying manufactured housing market continued to be adversely affected by limited availability of retail financing, as well as increased competition from conventional builders due to low mortgage rates.

Gross profit margins decreased from 24.4 percent to 21.2 percent due to the higher margins in the prior year from efficiencies gained from the production of 3,174 disaster relief units, aggressive pricing necessary to compete in a tightening market, higher labor costs from operating for partial weeks, the consolidation of four plants, and relatively fixed manufacturing overheads being spread over fewer units.

Operating expenses declined $34.4 million or 27.8 percent to $89.3 million. The decrease was attributable to lower general and administrative expenses and a significant reduction in selling and warranty expenses as a result of decentralizing operations.

Supply Operations:

The Supply Group contributed revenues of $126.5 million for the first three fiscal quarters, compared to $161.2 million in the prior year, of which $38.4 million and $35.3 million, respectively, were sales to third party customers. Operating income decreased from $2.2 million in the prior year to $1.4 million in the same three fiscal quarters of this year mainly due to the lower sales.

Liquidity and Financial Position

We use external funding sources, including the issuance of debt and equity instruments, to supplement working capital, fund capital expenditures and meet internal cash flow requirements on an as-needed basis. Cash totaling $77.1 million was used by operating activities during the first nine months of fiscal 2007 compared to $34.2 million for the similar period one year ago. In the current period, income from continuing operations, adjusted for non-cash items, but excluding the effects of changes in assets and liabilities, used $46.4 million of operating cash. Changes in assets and liabilities during this period used $30.7 million of cash, primarily due to an increase in inventory levels since fiscal year-end and lower payables, partially offset by lower receivables. Inventory levels are reasonable despite the increase from a particularly low point at fiscal year-end and were at similar levels at the end of October 2006. In the prior year, cash used by operations resulted from losses from continuing operations and higher receivable levels, partially offset by reductions in excess RV finished goods and chassis inventories.

Net cash used by discontinued operations during the first nine months was $1.7 million compared to cash generated of $43.5 million in the prior year. The cash used in the current period related mostly to administrative costs incurred in connection with the wind-down of operations. Net cash generated by discontinued operations in the prior year generally related to the sale of Company-owned retail housing stores, partially offset by the repayment of related debt and operating losses for that period.

Investing activities related to capital expenditures of $6.2 million during the first nine months compared to $12.6 million in the same period last year. Additionally, proceeds from the sale of idle facilities generated $9.2 million year to date, compared to $3.7 million last year.

Borrowings under our secured syndicated credit facility, led by Bank of America, N.A., as administrative agent, including the term loan, declined by $4.4 million during the first nine months of the fiscal year. These borrowings are discussed in more detail below. We purchased and cancelled one million shares or 24.8 percent of our previously outstanding 6% convertible trust preferred securities in July 2006. The transaction price of $31 per share represented a discount of approximately 39 percent from the par value of $50 per share, taking into account accrued and unpaid interest. Long-term debt was reduced by $50 million and we recorded a pre-tax gain of approximately $18.5 million in other income.

As a result of the above-mentioned changes, cash and marketable investments decreased by $112.2 million from $145.9 million as of April 30, 2006, to $33.7 million as of January 28, 2007.

Credit Agreements

In January 2007, the agreement governing our credit facility with a syndicate of lenders led by Bank of America was renewed and extended until July 31, 2010. We originally entered into the agreement in July 2001, and it has been amended on several occasions since. The new amended and restated agreement incorporates prior amendments and makes additional changes, but continues to provide for a revolving credit facility, a term loan and a real estate sub-facility to the revolver.

At our request, total loan commitments were reduced to $182 million from May through November, with a seasonal uplift to $207 million from December through April. The reduced size of the commitments in part reflects our exit from the manufactured housing retail and financial services businesses, which were designated as discontinued operations and subsequently sold in the second quarter of fiscal 2006. The size of the new facility more closely matches the availability provided by the current borrowing base. The commitments to the term loan and real estate sub-facility, which had been reduced through quarterly amortization to $18.1 million and $11.3 million, respectively, at the end of our most recent fiscal quarter, will be increased by $3.9 million and $3.7 million, respectively, once updated real estate appraisals are completed. In addition, when appraisals are updated and the term loan is increased, the maturity date of the term loan will be extended from July 31, 2007 to July 31, 2010. On the first day of each fiscal quarter beginning January 29, 2007, without regard to the status of the appraisals, we will be required to repay $786,000 in principal on the term loan and the ability to borrow under the real estate sub-facility will be reduced by $375,000 (previously $750,000).

The amended facility continues to include restrictions regarding additional indebtedness, business operations, liens, guaranties, transfers and sales of assets, and transactions with subsidiaries or affiliates. The amended facility also contains customary events of default which would permit the lenders to accelerate repayment of borrowings under the amended facility if not cured within applicable grace periods, including the failure to make timely payments under the amended facility or other material indebtedness and the failure to meet certain covenants.

Under the prior facility, real estate with an approximate appraised value of $108 million was pledged as security, which included excess collateral of $50 million. Under the amended facility, total real estate collateral has been reduced to approximately $77.5 million, and the excess collateral component reduced to $20 million. The release of over $30 million in collateral was driven by the lower loan commitments under the amended facility.

The aggregate short-term balance outstanding on the revolver and term loan as of January 28, 2007 and April 30, 2006 was $17.8 million and $5.7 million, respectively. As of April 30, 2006, an additional $16.5 million of the term loan was included in long-term borrowings. The revolving credit line and term loan bear interest, at our option, at variable rates based on either Bank of America’s prime rate or one, two or three-month LIBOR.

As of January 28, 2007, the loan commitments for the revolver and the term loan stood at $181.3 million and $18.1 million, respectively, including the $25 million seasonal uplift. Our borrowing capacity, however, is governed by the amount of a borrowing base, consisting primarily of inventories and accounts receivable, that fluctuate significantly. The borrowing base is revised weekly for changes in receivables and monthly for changes in inventory balances. At the end of the quarter, the borrowing base totaled $169.5 million. After consideration of outstanding borrowings and standby letters of credit of $60.6 million, unused borrowing capacity (availability) was approximately $91.0 million. Borrowings are secured by receivables, inventory and certain other assets, primarily real estate, and are used for working capital and general corporate purposes. Under the senior credit agreement, Fleetwood Enterprises, Inc. is a guarantor of the borrowings and letters of credit of its wholly owned subsidiary, Fleetwood Holdings, Inc. We are subject to a springing covenant that requires minimum levels of earnings before interest, taxes, depreciation and amortization, but only if our average daily liquidity, defined as cash, cash equivalents and unused borrowing capacity, falls below a prescribed minimum level. This minimum, which is measured monthly, was also reduced under the new agreement from $90 million to $50 million. In addition, the new agreement requires testing of the covenant if liquidity falls below $25 million on any single day or average daily availability is below $20 million in any particular month.

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

Contracts and Commitments

Below is a table showing payment obligations for long-term debt, capital leases, operating leases and purchase obligations for the next five years and beyond as of January 28, 2007 and the effects such obligations are expected to have on liquidity and cash flow in future periods (amounts in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt (excluding capital lease obligations)(1)(2)	$108,257	$173	$107,239	$344	$501
Capital lease obligations(1)	5,738	610	4,701	427	—
Operating leases(3)	7,152	815	4,716	1,621	—
Other long-term liabilities:
Deferred compensation and non-qualified retirement plans(1)	34,382	6,197	11,514	6,991	9,680
Insurance reserves	52,044	17,588	34,456	—	—
Convertible subordinated debentures(1)(4)	353,440	4,538	18,150	18,150	312,602
Total	$561,013	$29,921	$180,776	$27,533	$322,783

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

(2)             Long-term debt above includes the $100 million aggregate principal amount of the 5% convertible senior subordinated debentures due in 2023, which are more fully described in Note 13 to the Company’s Annual Report on Form 10-K. Holders of these debentures have the ability, in whole or in part, to require us to repurchase these debentures as early as December 15, 2008, and the payment maturity above has been presented accordingly. We may, at our option, elect to pay the repurchase price in cash, common stock or a combination thereof.

(3)             Some of our facilities are leased under terms that range from monthly to 5 years. Also included in the above amounts are equipment leases. Management expects that in the normal course of business, leases will be renewed or replaced by other leases to support continuing operations.

(4)             Includes $8.9 million of an obligation that represents the purchase by us of the common shares of the underlying trust. Our net obligation to third parties is reduced by a similar amount.

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

For variable rate debt, changes in interest rates generally do not influence fair market value, but do affect future earnings and cash flows. Based upon the amount of variable rate debt outstanding at the end of the quarter, and holding the variable rate debt balance constant, an immediate change of one percentage point in the applicable interest rate would have caused an increase or decrease in interest expense of approximately $183,000 on an annual basis. For fixed-rate debt, changes in interest rates generally affect the fair market value, but not earnings or cash flows. Changes in fair market values as a result of interest rate changes are not currently expected to be material.

We do not believe that future market equity or interest rate risks related to our marketable investments or debt obligations will have a material impact on our results.

Item 4. Controls and Procedures.

Based on our management’s evaluation, with the participation of our chief executive officer and chief financial officer, as of January 28, 2007, the end of the period covered by this report, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting identified in the evaluation that occurred during our fiscal quarter ended January 28, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

We are regularly involved in legal proceedings in the ordinary course of business. In the majority of cases, including products liability cases, we prepare estimates based on historical experience, the professional judgment of our legal counsel, and other assumptions that are believed to be reasonable. As additional information becomes available, we reassess the potential liability related to pending litigation and revise the related estimates. Such revisions and any actual liability that greatly exceed our estimates could materially impact the results of our operations and financial position.

In May 2003, we filed a complaint in state court in Kansas, in the 18th Judicial District, District Court, Sedgwick County, Civil Department, against The Coleman Company, Inc. (Coleman) in connection with a dispute over the use of the “Coleman” brand name. The lawsuit sought declaratory and injunctive relief. On June 6, 2003, Coleman filed an answer and counterclaimed against us alleging various counts, including breach of contract and trademark infringement. On November 17, 2004, after a hearing, the Court granted our request for a permanent injunction against Coleman prohibiting Coleman from licensing the Coleman name for recreational vehicles to companies other than Fleetwood. Coleman has appealed that ruling. At the conclusion of trial, on December 16, 2004, the jury awarded monetary damages against Fleetwood on Coleman’s counterclaim in the amount of $5.2 million. On January 21, 2005, the Court granted Coleman’s request for treble damages, making the total amount of the award approximately $14.6 million. A charge to record this award was reflected in our results for the third fiscal quarter of 2005. Payment has been stayed pending Fleetwood’s appeal, which has been filed. Pending the appeal, we are required to post a letter of credit for $18 million, representing the full amount of the judgment plus an allowance for attorneys’ fees and interest. The oral argument for all issues on appeal is set for April 10, 2007. We will pursue all available appellate remedies.

Brodhead et al v. Fleetwood Enterprises, Inc. was filed in federal court in the Central District of California on June 22, 2005. The complaint states a claim for damages growing out of certain California statutory claims with respect to alleged defects in a specific type of plastic roof installed on folding trailers from 1995 through 2003. The plaintiffs have further clarified and narrowed the class for which they are seeking certification, which now encompasses all original owners of folding trailers produced by Fleetwood Folding Trailers, Inc. with this type of roof but not including original purchasers who received an aluminum roof replacement and did not pay for freight. The subject matter of the claim is similar to a putative class action previously filed in California state court in Griffin et al v. Fleetwood Enterprises, Inc. et al. The California trial court denied class action certification in the Griffin matter on April 28, 2005, and the California Court of Appeal upheld the denial in a decision issued on May 11, 2006. The plaintiffs did not appeal the Court of Appeal ruling in Griffin. It is not possible at this time to properly assess the risk of an adverse verdict or the magnitude of any possible exposure with respect to the Brodhead complaint. We are vigorously defending the matter.

We have been painting motor homes at our Riverside, California, plant since July 2004, pursuant to experimental variances granted by the California Division of Occupational Safety and Health, which is the enforcement and consultation agency for the California Occupational Safety and Health program (Cal/OSHA). Although Fleetwood believes it is providing safety and health protection to employees that goes beyond that required by Cal/OSHA, a variance from a Cal/OSHA standard is required wherever an employer is recirculating air in paint spray booths. The current experimental variance expires in July 2007 and we have been advised that it is unlikely that the experimental variance will be further extended. We have applied to the California Occupational Safety and Health Appeals Board for a permanent variance and a final hearing on that application has been scheduled for May 10, 2007. If a permanent variance is not granted and if the experimental variance is not extended, then without judicial intervention we would be unable to use the spray booths as currently deployed. We are, however, actively exploring several engineering and production contingencies that could permit us to continue to offer full-body paint on the models produced by the Riverside plant.

Item 5. Other Information.

On February 27, 2007, Standard & Poor’s announced that it had lowered the Company’s corporate credit rating from B+ to B, with a negative outlook. At the same time, it lowered its rating on the Company’s convertible senior subordinated debentures from B- to CCC+, and the outstanding issue of convertible trust preferred securities was lowered from CCC+ to CCC.

Item 6. Exhibits.

No.	Description
10.1

Third Amended and Restated Credit Agreement and Consent of Guarantors, dated as of January 5, 2007, among the Company, Fleetwood Holdings, Inc. and its subsidiaries, the banks and other financial institutions signatory thereto, and Bank of America, N.A., as administrative agent and collateral agent. [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated January 5, 2007.]

10.2	Form of executive officer employment agreement. [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K/A dated January 4, 2007.]

15.1	Letter of Acknowledgment of Use of Report on Unaudited Interim Financial Information

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLEETWOOD ENTERPRISES, INC.

/s/ Boyd R. Plowman
Boyd R. Plowman
Executive Vice President and Chief Financial Officer

March 8, 2007