Form 10-K
period 2007-04-29
FLEETWOOD ENTERPRISES INC/DE/
filed 2007-07-12
CIK 314132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One) ☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 29, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-7699

FLEETWOOD ENTERPRISES, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Delaware	95-1948322
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)
3125 Myers Street, Riverside, California	92503-5527
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (951) 351-3500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, $1 par value	New York Stock Exchange, Inc.
Preferred share purchase rights	New York Stock Exchange, Inc.

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

The aggregate market value of common stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $466,837,224.

Common stock outstanding on July 2, 2007: 64,161,823 shares

Documents incorporated by reference:

To the extent indicated herein, portions of the registrant’s proxy statement for its 2007 annual meeting, which will be filed no later than 120 days after the close of the registrant’s fiscal year ended April 29, 2007, are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K.

FLEETWOOD ENTERPRISES, INC.

PART I

Unless otherwise indicated, “we,” “us,” “our,” “Fleetwood,” and similar terms refer to Fleetwood Enterprises, Inc. Throughout this report, we use the term “fiscal,” as it applies to a year, to represent the fiscal year ending on the last Sunday in April of that year.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements used in this report, including the sections entitled “Business Outlook” and “Risk Factors,” that relate to future plans, events, financial results or performance are forward-looking statements as defined under the Private Securities Litigation Reform Act of 1995. These statements are based on the beliefs and assumptions of, and information currently available to, our management. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” or the negative of these terms or other comparable terminology. These forward-looking statements are only predictions, and may be inaccurate. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors including the factors listed under “Risk Factors,” as well as elsewhere in this report and in other SEC filings. These risk factors include, without limitation, the following items:

•        the lack of assurance that we will regain sustainable profitability in the foreseeable future;

•        the effect of ongoing weakness in the manufactured housing market and more recent weakness in the recreational vehicle market;

•        the effect of global tensions, fuel prices, interest rates, and other factors on consumer confidence, which in turn may reduce demand for our products, particularly recreational vehicles;

•        the availability and cost of wholesale and retail financing for both manufactured housing and recreational vehicles;

•        our ability to comply with financial tests and covenants on existing debt obligations;

•        our ability to obtain the financing we will need in the future to execute our business strategies;

•        the cyclical and seasonal nature of both the manufactured housing and recreational vehicle industries;

•        expenses and uncertainties associated with the entry into new business segments or the manufacturing, development, and introduction of new products;

•        the potential for excessive retail inventory levels in the manufactured housing and recreational vehicle industries;

•        the volatility of our stock price;

•        repurchase agreements with floorplan lenders, which could result in increased costs;

•        potential increases in the frequency of product liability, wrongful death, class action, and other legal actions; and

•        the highly competitive nature of our industries.

Although our management believes that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements, and actual results, events or performance may differ materially. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may arise from changing circumstances or unanticipated events.

Item 1. Business

General

We are one of the nation’s leaders in producing both recreational vehicles and manufactured housing. We also operate three supply companies that provide components for the recreational vehicle and housing operations, while also generating outside sales.

In fiscal 2007, we sold 40,754 recreational vehicles. In calendar 2006, we held a 10.9% share of the overall recreational vehicle retail market, consisting of a 16.3% share of the motor home market, a 6.8% share of the travel trailer market and a 39.4% share of the folding trailer market. For calendar year 2006, our folding trailer division was the leader in national market share in that segment, while our motor home business was in second position and the travel trailer division was in fourth position.

For fiscal 2007, we shipped 13,257 manufactured homes, or HUD-Code homes, which are homes manufactured in accordance with regulations published by the Federal Department of Housing and Urban Development. In calendar 2006, the manufactured housing industry had an 8.0% share of the single-family housing starts. We had a 12.9% share of the manufactured housing wholesale market and a 15.5% share of the retail market in calendar 2006. We were the third largest producer of HUD-Code homes in the United States in terms of units shipped in calendar 2006, and the second largest in terms of retail sales.

Our business began in 1950 as a California corporation producing travel trailers and quickly evolved to what are now termed manufactured homes. We re-entered the recreational vehicle business with the acquisition of a travel trailer operation in 1964. The present company was incorporated in Delaware in 1977, and succeeded by merger to all the assets and liabilities of the predecessor company. We conduct our manufacturing activities in 15 states within the U.S., and to a much lesser extent in Mexico. We distribute our manufactured products primarily through a network of independent dealers throughout the United States and Canada.

This annual report, and each of our other periodic and current reports, including any amendments, are available, free of charge, on our website, www.fleetwood.com, as soon as reasonably practicable after the material is electronically filed with, or furnished to, the SEC. The information contained on our website is not incorporated by reference into this annual report on Form 10-K and should not be considered part of this report.

The following table sets forth revenues by business segment and the relative contribution of these revenues to total revenues for the past three fiscal years. Information with respect to operating income (loss) and identifiable assets by industry segment is shown in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Form 10-K.

	Fiscal years ended April
	2007	%	2006	%	2005	%
	(Amounts in thousands)
Recreational vehicles:
Motor homes	$961,925	47.9%	$976,698	40.2%	$1,097,091	46.2%
Travel trailers	391,310	19.5	551,501	22.7	477,610	20.1
Folding trailers	88,575	4.4	84,018	3.4	85,181	3.6
	1,441,810	71.8	1,612,217	66.3	1,659,882	69.9
Housing Group	518,258	25.8	795,596	32.7	785,547	33.1
Supply Group	47,854	2.4	50,214	2.1	57,020	2.4
Intercompany sales	—	—	(25,627)	(1.1)	(127,737)	(5.4)
	$2,007,922	100.0%	$2,432,400	100.0%	$2,374,712	100.0%

Recreational Vehicles

Industry Overview

Recreational vehicles include motor homes, travel trailers, folding trailers and slide-in truck campers. Recreational vehicles are either driven or towed and are primarily used for vacations, camping trips and other leisure activities.

A motor home is a motorized unit that can be used as a temporary dwelling during vacation and camping trips, as well as to support a variety of lifestyle activities, including outdoor recreation such as hunting and fishing, both on- and off-road racing, and tailgating at assorted local and national events. In many cases a motor home is used for extended travel and is often considered a second home.

The Recreation Vehicle Industry Association (the “RVIA”) classifies motor homes into three categories: Class A, Class B and Class C. Class A motor homes are constructed directly on medium-duty truck chassis that include the engine and drive train components. They are fully self-contained, including their own lighting, heating, refrigeration, fresh water storage tanks and sewage holding tanks so that they can be used for short periods without being attached to utilities. They also typically include a driving area and kitchen, dining, bathroom and sleeping accommodations for two to eight people, and optional features including air conditioning, an auxiliary power generator and home electronics such as a stereo, television and DVD player. Approximately 51% of Class A units are diesel-powered with the other 49% powered by gasoline. Class B models, which comprise a small segment of the market in which we do not participate, are panel-type trucks to which kitchen, sleeping and toilet facilities are added. Class C models are classified as mini motor homes, which are built on a cut-away van-type chassis onto which the manufacturer constructs a living area with access to the driver’s compartment. Class C models have basically the same features and options as Class A products, but in Class C products the dashboard and front cab section are provided by the chassis manufacturer as part of the purchased chassis.

The RVIA reported factory shipments of 32,700 Class A motor homes and 20,200 Class C motor homes for calendar 2006. These figures compare with shipments of 37,900 Class A motor homes and 20,900 Class C motor homes in calendar 2005. Although there are numerous competitors in this industry, the five largest manufacturers, including Fleetwood, represented approximately 68% of the combined Class A and Class C motor home retail market in calendar 2006.

There are two major classes of towable recreational vehicles: travel trailers and folding trailers. Travel trailers are designed to be towed by pickup trucks, vans or other tow vehicles, and are similar to motor homes in use and features. Typically, travel trailers include sleeping, kitchen, dining and bathroom facilities and are self-contained units with their own lighting, heating, refrigeration, fresh water storage tanks and sewage holding tanks so that they can be used for short periods without being attached to utilities. The RVIA identifies travel trailers as being either conventional or fifth-wheel trailers. Fifth-wheel trailers extend over and are hitched to the bed of a pick-up truck. For calendar 2006, the RVIA reported factory shipments of 203,600 conventional trailers and 88,800 fifth-wheel trailers, compared with shipments of 196,600 and 84,800, respectively, for calendar 2005. The five largest manufacturers in calendar 2006, including Fleetwood, represented approximately 69% of the total travel trailer retail market. Folding trailers are smaller and lighter than their travel trailer counterparts and are consequently less expensive and easier to tow. Folding trailers typically include sleeping and eating facilities, fresh water storage and either a built-in icebox or a refrigerator. The RVIA reported shipments of 34,000 folding trailers in calendar 2006, in contrast to 32,800 shipments in calendar 2005. Of all of the markets for recreational vehicles, the folding trailer market is the most concentrated, with the five largest manufacturers, including Fleetwood, holding a combined 88% share of the retail market in calendar 2006.

Sales of recreational vehicles, not unlike more prominent economic factors such as the performance of the stock market, tend to behave as a leading economic indicator. Based on recent forecasts of the

RVIA, recreational vehicle shipments are expected to decrease about 12% during calendar 2007 to approximately 344,000 units, which would still be the fourth best year since 1978. Any decline in consumer confidence resulting from international hostilities, high gas prices, rising interest rates, diminished home equity financings or an uncertain stock market could put additional downward pressure on industry shipments in 2007. Recreational vehicles typically are a discretionary purchase for consumers, and sales are therefore affected principally by general economic conditions and consumer confidence, including the impact of the price of fuel on these factors. Generally, recreational vehicle purchasers have proven to be excellent credit risks, and therefore availability of retail financing has not been an issue for our customers.

Our Recreational Vehicle Business

We have been one of the nation’s leaders in producing recreational vehicles for over 30 years and distribute our products through a network of nearly 1,000 independent retailers in 49 states and Canada. We currently manufacture motor homes in three factories, travel trailers in five factories, and folding trailers in a single manufacturing operation. Industry unit sales and our retail market share for each of the three segments in which we participated for the last three calendar years are as follows:

	Calendar Year
	2006		2005		2004
	Industry Retails	Fleetwood Share	Industry Retails	Fleetwood Share	Industry Retails	Fleetwood Share
Motor homes
Class A	31,711	20.1%	36,505	20.3%	41,482	20.9%
Class C	18,775	9.8	19,515	12.2	19,656	11.7
Total motor homes	50,486	16.3	56,020	17.5	61,138	17.9
Travel trailers
Conventional	154,693	8.3	154,824	10.6	144,917	14.2
Fifth-wheel	75,775	3.8	79,519	4.9	80,141	7.0
Total travel trailers	230,468	6.8	234,343	8.7	225,058	11.7
Folding trailers	23,276	39.4	24,753	37.9	28,696	38.2

Source: Statistical Surveys, Inc.

Our overall motor home market share declined slightly in calendar 2006, primarily due to a loss of Class C market share. We regained, however, the number one market share position for Class A gas-powered products, driven mainly by improvements to our low-end Class A gas products, while our high-line Class A gas and Class A diesel products lost market share. Our continued focus on supplying the marketplace with high-value, innovative products should help us to increase our share of the Class A and Class C markets. High-value innovations in the last several years have included the introduction of full-body paint, full-wall slide-outs, improved chassis and higher ceilings in several additional product lines. Our loss of Class C market share relates primarily to non-participation in the low-end and fuel-efficient segments of this market. These segments have proven to be popular in the recent period of higher gas prices. We have recently introduced two new lower-priced Class C motor homes and plan to introduce a fuel-efficient model during fiscal 2008.

Fleetwood is represented in motor homes by the Jamboree Sport, Tioga Ranger, Jamboree, Tioga, Terra, Fiesta, Flair, Storm, Bounder, Southwind, Pace Arrow, Bounder Diesel, Expedition, Discovery, Providence, Excursion, Revolution, American Tradition, American Eagle and American Heritage brands. Our Class A motor homes range in length from 26 to 45 feet and have an average retail price of approximately $184,000. Class C units range in length from 22 to 31 feet and have an average retail price of approximately

$77,000. For calendar 2006, we manufactured two of the industry’s 10 top-selling Class A motor homes, as well as two of the 10 top-selling Class C motor homes.

Over the past three calendar years, our travel trailer market share has declined from 11.7% to 6.8% due to increased competition in the travel trailer industry, our lack of participation in a few growing market segments, including luxury and hybrid products, and declining volume in our core Prowler, Terry, and Wilderness product lines as a result of products that were uncompetitive in terms of features and price. In calendar 2006, we introduced completely redesigned core products with enhanced features and benefits at a more competitive price and have recently introduced 2008 models with additional refinements.

We also began downsizing travel trailer manufacturing capacity, through plant closures, to better match our market share. Going forward, we will likely be more selective as to which market segments we pursue in order to optimize our competitiveness and profitability. Late in fiscal 2007, we closed three manufacturing facilities, with another facility closed shortly after our year end and a fifth facility expected to close before the end of the first quarter. We also opened a new facility in Mexicali, Mexico, after several years of planning and preparation. We anticipate that we can be more competitive and profitable through eliminating additional overhead costs and rationalizing the manufacturing of products to gain labor efficiencies. We believe that our current products, combined with others under development and more cost-effective operations, will allow us to achieve these objectives.

We sell a variety of travel trailers under the Pioneer, Mallard, Pegasus, Orbit, Lynx (Eastern Canada only), Dakota (Eastern Canada only), Wilderness, Prowler, Terry, Regal, Quantum, RedLine, Nitrous and GearBox nameplates. Our travel trailers are generally 8 feet wide, excluding the wide-body toy hauler product which is 8½ feet wide, vary in length from 18 to 39 feet (including trailer hitch) and have an average retail price of approximately $23,000.

We are the largest manufacturer of folding trailers, which we sell under the Fleetwood brand name. Our folding trailers range in length from 17 to 27 feet when deployed, and have an average retail price of approximately $12,700. For calendar 2006, we manufactured four of the industry’s five top-selling folding trailer brands.

Manufactured Housing

Industry Overview

A manufactured home is a single-family house that is constructed using assembly-line techniques in accordance with HUD construction and safety standards in a factory environment rather than at the home site. There are two basic categories of manufactured housing: single-section and multi-section. The manufactured housing industry grew significantly from 1991 to 1998 but has retrenched since then. According to the Manufactured Housing Institute, domestic shipments increased from 170,713 homes in calendar 1991 to 372,843 homes in calendar 1998, before declining to a 45-year low of 117,371 in calendar 2006. The growth in the 1990s was fueled, in part, by liberal credit standards and by lenders eager to participate in a growing market. These trends quickly reversed when borrower default and repossession rates soared, causing industry shipments to fall dramatically in the next five or six years. Since then shipments have continued to decline, although at a much reduced rate. Dealer inventories and levels of repossessed homes now seem more reasonable for current shipment levels but enforcement of very stringent consumer credit standards has constrained some potential buyers of HUD-Code products. Competition from plentiful sources of traditional, site-built mortgage financing, which enticed home buyers with adjustable low-interest-rate-only loans, minimal down payments and nominal documentation requirements, also curtailed demand. Industry shipments of HUD-Code homes included an estimated 4,000 homes in 2006 and 21,000 homes in 2005 that were sold to the Federal Emergency Management Agency (FEMA) to supply shelter to the Gulf Coast regions devastated by Hurricane Katrina.

The manufactured housing industry’s share of new single-family housing starts followed a cycle similar to industry shipments, growing from about 17% in calendar 1991 to 24% in calendar 1997, before declining to 8% in calendar 2006. We believe that the growth during the 1990s resulted, in part, from the increased availability of financing but also from increased consumer acceptance of manufactured housing, which was driven by the following:

•        improved product quality and design, and enhanced features similar to site-built homes, offered at affordable prices;

•        a significant difference in the average price per square foot between site-built housing and manufactured housing; and

•        favorable demographic and regional economic trends.

Today’s manufactured homes offer many features typically associated with site-built homes, such as central heating, name brand appliances, quality carpeting and cabinets, walk-in closets, vaulted ceilings, attractive wall coverings and porches. Optional amenities include fireplaces, wet bars and spa tubs, as well as retailer-installed options such as central air conditioning, garages and furniture packages.

The increased availability of fully featured homes that remain affordable, combined with scarce financing for single-section homes, has caused the mix of manufactured housing products to shift toward larger, multi-section homes, which accounted for 72% of industry shipments in calendar 2006, up from 47% in calendar 1991. This shift to higher-priced units contributed to an overall increase in total retail sales from approximately $4.7 billion in calendar 1991 to more than $7.5 billion in calendar 2006, despite the reduced industry volumes.

Approximately 70% of the manufactured homes produced in the United States are placed on individually owned lots. The balance are located on leased sites in manufactured housing communities. Due to zoning restrictions, most manufactured housing is sold in rural regions and towns outside of major urban areas.

The manufactured housing industry is cyclical and it is affected by general economic conditions and consumer confidence. For the most part, the industry has worked through the issues created several years ago related to excess manufacturing and retailing capacity, high dealer inventories and competition from repossessed units being resold at greatly distressed prices. Retail volumes continue to be below the levels of the late 1990s, however, due to the replacement of loose credit practices and relatively low interest rates with unusually tight credit practices and relatively high interest rates. Due to the scarcity of chattel financing nationwide, the industry has trended toward more “land and home” or mortgage-type financing. Chattel financing is personal property financing, secured only by the home and not by the underlying land on which the home is sited.

Interest rates for the financing of manufactured homes are generally higher and the terms of loans shorter than for site-built homes. In addition, some lenders have stopped extending loans to manufactured housing buyers. This has had the effect of making financing for manufactured homes even more expensive and more difficult to obtain than financing for site-built homes, which has enjoyed a period of sustained low interest rates and liberal lending practices. The recent turmoil in the subprime sector of site-built home financing may redress the balance more in favor of manufactured housing than it has been for several years.

Industry manufacturing and retail capacity have been reduced significantly in response to the financing environment, but manufacturing capacity in the industry still greatly exceeds current retail demand. More than half of the retail lending capacity available in 2000 has exited the business. Although a few lenders have entered the market since late 2003, the volume of financing is still insufficient and has not yet translated into higher shipments. Ultimately, the availability of reasonable retail financing will be a key to an industry recovery. The Manufactured Housing Institute projects that calendar 2007 will show shipments of 98,500, down approximately 13% compared to shipments in 2006, excluding estimated FEMA shipments.

Modular homes constitute a segment of the housing industry that is emerging, although not new. Modular homes are built to local or regional building codes but, like the HUD-Code manufactured home, are produced in a factory setting enabling the use of assembly-line techniques resulting in a high-quality home built more efficiently. Modular homes offer consumers the ability to secure more traditional mortgage financing at rates competitive with a site-built home. Approximately 38,500 modular homes were shipped in calendar year 2006, down 10% from the prior year. Despite lower shipments overall, modular home shipments increased over 300% in 2006 in the Gulf states of Mississippi and Louisiana, regions still devastated by the effects of Hurricane Katrina. Modular homes are a viable alternative to site-built homes in the Gulf Coast and, in addition to the advantages usually attributed to this form of housing, offer a very practical solution to the housing needs in a market plagued with severe labor shortages. As an alternative, factory-built homes can be manufactured in nearby regions and then quickly assembled on site.

We are participating in this segment with the establishment of our new modular division—Trendsetter Homes. Rather than distributing homes through traditional retailers, Trendsetter will partner with community developers to supply housing to larger developments and with larger prime contractors on projects such as replacing military housing. To date, we have two manufacturing locations primarily dedicated to this division, located in Texas and Georgia.

Our Manufactured Housing Business

We are the third-largest producer of HUD-Code manufactured housing in the United States as measured by units shipped to dealers, and we distribute our products through a network of approximately 1,100 dealers in 46 states. In calendar 2006, we shipped approximately 85% of our homes to dealers in the 20 states that constitute the largest markets for manufactured housing, including Florida, California, Texas, Louisiana and Arkansas. We are a leading producer of both single-section and multi-section manufactured homes, and our share of the manufactured housing market, based upon shipments to dealers, was 12.9% in calendar 2006.

	Calendar Year Shipments
	2006		2005		2004
	Industry Shipments	Fleetwood Share	Industry Shipments	Fleetwood Share	Industry Shipments	Fleetwood Share
Single-section	33,033	10.9%	51,401	15.8%	33,985	22.7%
Multi-section	84,338	13.7	94,674	16.5	96,817	15.8
Total	117,371	12.9	146,075	16.2	130,802	17.6

Source: Manufactured Housing Institute

Our single-section homes generally range in size from 530 square feet to 1,290 square feet. The average single-section home, excluding homes built for emergency shelter, retailed for approximately $32,000 (excluding land costs). Our single-section homes are designed for the affordable housing market, which includes first-time, retiree and value-oriented buyers. A disproportionately high share of the increase in single-section sales in calendar 2004 and 2005 was because of emergency relief projects and manufactured housing community operator purchases.

Our multi-section homes, which generally range in size from 750 square feet to 3,420 square feet, sold for an average retail price of approximately $61,000 (excluding land costs).

Supply Operations and Other Businesses

During fiscal 2007, our Supply Group consisted of two fiberglass manufacturing operations, a lumber brokerage business, and an import sales and distribution operation. These businesses have provided a reliable source of quality components for our internal production requirements. In order to improve shareholder value, this group is now using excess capacity to sell to outside customers. In fiscal 2007, we used approximately 70% of the product volume of these manufacturing operations internally, and we sold the remaining 30% to outside third parties.

Discontinued Operations

Retail Housing and Financial Services

Like other competitors in the manufactured housing business, we entered the retail business beginning in the late 1990s through acquisitions of independent retail dealers and by developing new locations. We also established a financial services subsidiary, HomeOne Credit Corp., to provide finance and insurance products to customers of our retail operations as part of a vertically integrated housing strategy. As the retail market for manufactured housing continued to slow and losses in our retail operation increased, we downsized to better match our retail capacity to market demand. In March 2005, with the retail business still sustaining losses, we announced our intention to exit the manufactured housing retail and financial services businesses and focus on our core manufacturing activities. We designated these businesses as discontinued operations, and we subsequently sold them during the second quarter of fiscal 2006.

Competition in Our Business

The recreational vehicle market is highly competitive, with numerous participants. The five largest manufacturers represented approximately 66% of the retail market in calendar 2006, including our sales, which represented 10.9% of the total market. For calendar 2006, we held a 16.3% share of the motor home market, a 6.8% share of the travel trailer market and a 39.4% share of the folding trailer market.

The manufactured housing industry is also highly competitive. For calendar 2006, there were approximately 67 manufacturers, with the 10 largest companies accounting for approximately 79% of the retail market, including our sales, which represented 15.5% of the retail market. Manufactured homes compete with used and repossessed manufactured homes, new and existing site-built homes, apartments, townhomes and condominiums. Competition is based primarily on price, product features, reputation for service and quality, merchandising, and availability and cost of dealer and retail customer financing.

Competitive Advantages

We believe that we have certain competitive advantages as described below.

We have a leadership position in both the recreational vehicle and manufactured housing industries

We have had leading positions in both the recreational vehicle and manufactured housing industry for many years. We offer a broad line-up of recreational vehicle products that cover most price points and are one of the largest players in each segment of the industry, including motor homes, travel trailers and folding trailers. In addition, we are the third largest producer of HUD-Code manufactured housing in the United States. Both the recreational vehicle and manufactured housing industries are relatively fragmented, and our scale and market leadership provide a number of competitive advantages compared to smaller competitors in each industry, including the areas of purchasing efficiencies and service and warranty support.

We have highly regarded dealer networks in each of our segments

Our dealer network includes many of the largest and most successful retailers in the recreational vehicle and manufactured housing industries. We strive to develop and implement “best practices” among our dealers through training programs and manuals. We have a comprehensive dealer agreement for our recreational vehicle dealers (endorsed by the Recreation Vehicle Dealers Association) that requires our dealers, in most circumstances, to meet certain criteria with regard to sales and stocking requirements and customer satisfaction goals. In the manufactured housing business, approximately 27% of our distribution points are exclusive.

We have proven engineering and innovative product development capabilities

We generally conduct product development activities on a national basis for recreational vehicles and on a regional basis for manufactured housing to reflect regional preferences and trends. We develop innovative new products and product enhancements through an integrated approach that includes retail customer and dealer surveys, market research, engineering, sales and manufacturing, and our suppliers. As a result, we are able to design and manufacture quality products that address both industry trends and specific customer requirements in an efficient, cost-effective and timely manner. Fleetwood expenses research and development costs in the periods incurred. Expenditures for product research and development activities were $22.1 million in fiscal 2007, $24.4 million in fiscal 2006 and $28.7 million in fiscal 2005.

We deliver high-quality products and customer service

We promote customer loyalty through the design of quality products and the delivery of a satisfying customer experience before, during, and after the sale. Our approach to quality improvement focuses on increasing customer satisfaction by improving the function and reliability of our products by responding to customer feedback with product enhancements. In this regard, we have developed a number of ongoing processes, including:

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

•        offering extensive warranties on our manufactured housing and recreational vehicle products; and

•        responding quickly to customer inquiries and concerns.

We use independent consumer surveys to determine whether retail customers are satisfied with the quality of our products and the level of service provided by us and our dealers. An independent consumer research firm conducts telephone surveys and communicates customer responses to our manufacturing entities and dealers to reinforce quality performance and minimize customer problems. Each year, we establish specific customer satisfaction goals for our manufacturing operations and independent dealers. We recognize dealers who meet these performance standards with our Circle of Excellence Award, and we similarly honor our manufacturing centers for meeting targeted levels of customer satisfaction. We believe that these efforts have resulted in increased awareness of the importance of product quality and service.

We are led by an experienced management team whose interests are aligned with those of our shareholders

Both our manufactured housing and recreational vehicle groups benefit from the significant experience of our management. We have enhanced our management team with the addition of seasoned industry veterans in key leadership positions who further strengthen our organization. Each member of our senior management team receives a portion of their annual compensation through equity incentives, and a significant portion of cash compensation based on operating performance, directly aligning their interests with those of our shareholders.

Our Business Strategy

Our strategic plan in our current situation is comprised of the following broad elements: we are focused on generating cash and freeing up capital; we intend to make the organization and its people more nimble to respond to new markets and changes to existing ones; we intend to focus attention and resources on growth businesses; and we will seek to improve operations to enhance competitiveness. To accomplish this, we are developing and/or executing plans to sell non-core businesses and assets, right-size underperforming core businesses, invest appropriately in growth businesses, and prudently invest in lean manufacturing, quality, strategic pricing, and people. Our long-term goals are to enhance our position as a leading provider of affordable, high-quality recreational vehicles and manufactured homes, to sustain long-term profitable growth, and to enhance shareholder value. Other elements of our business strategy are described below:

Provide the best product and value proposition to our customers

Our goal is to consistently offer a high-quality product at an attractive value that is not exclusively price-driven. We seek to achieve the value proposition by focusing on the needs and preferences of our buyers at different product price points. We believe we are also effective at controlling costs while maintaining high quality standards because of our economies of scale, our purchasing efficiencies, and a fixed infrastructure that supports the potential for increasing profitability at higher production volumes. Our focus on engineering and innovative product development translates into products that meet ever-changing consumer preferences at the national level for recreational vehicles and at the regional level for manufactured housing. For example, we believe the design process is critical to our success, and we use feedback from development, manufacturing, and marketing cycles. Because of our market penetration and volumes, the costs of the design process are acceptable on a per-unit basis. Our customers for both recreational vehicles and manufactured housing expect consistency and quality because of the brand reputation and consumer awareness of our products in the market. Finally, we believe that customers’ experience with our products remains consistent through changing economic and sociological cycles because of the depth and background of our management team, which has experience functioning in different environments.

Focus on manufacturing operations

We have returned to our traditional focus on manufacturing operations and wholesale distribution channels in both our manufactured housing and recreational vehicle businesses, and we believe that this change in strategy will enhance our effort to regain the industry-leading position within both businesses. In the late 1990s, we adopted a vertically integrated approach to the manufactured housing business but we exited our manufactured housing retail and financial services businesses during fiscal 2006.

Increase market share in targeted product segments

Fleetwood is one of the nation’s leaders in both recreational vehicle and manufactured housing sales, and has been in a leadership position for over 30 years. We believe that innovative features and high value are the most important factors in building market share. Market share trends are continually studied to track the success of our products. These statistics can provide information down to how individual floor plans are performing in certain geographic areas. Market share can be skewed for a short time by such things as promotional activity, but over the longer term, provides a reliable report card. Growth in market share can provide stabilization or increases in sales even during market downturns. Perhaps most importantly, increased market share within product segments generally translates to higher volumes and longer runs of similar products, which in turn means higher labor efficiencies and better quality.

Sales and Distribution of Our Products

Consistent with industry practice, we have historically marketed our products through many independent dealers, none of which individually accounted for a material part of our total sales. We expect to continue following this industry practice in both recreational vehicles and manufactured housing.

As part of the sales process, we offer purchasers of our recreational vehicles comprehensive one-year warranties against defects in materials and workmanship, excluding only components that are separately warranted by a supplier. The warranty period for motor homes is one year or until the unit has been driven 15,000 miles, whichever occurs first, except for structural items, which are covered for three years. The travel trailer and folding trailer warranties are also for one year on most parts and manufacturing-related defects. With respect to manufactured homes, our warranty covers a one-year period, including coverage for factory-installed appliances. Company-wide annual direct and indirect expenses for product warranties and service were approximately $103 million for fiscal 2007, $121 million for fiscal 2006, and $131 million for fiscal 2005. We believe that our warranty program is an investment that supports our reputation for quality and reliability.

Financing of Our Products

Generally, we sell recreational vehicles and manufactured homes to dealers under commitments from financial institutions that have agreed to finance dealer purchases. Consumer financing for recreational vehicles is currently readily available from a variety of sources including commercial banks, savings and loan institutions, credit unions and consumer finance companies. With respect to manufactured housing, similar lending sources have historically provided wholesale and retail financing, although wholesale financing is now highly concentrated within a few large institutions and the finance affiliates of certain vertically integrated manufacturers/retailers.

Manufactured housing retail lenders have experienced a more difficult funding environment over the last several years due to significant loan losses incurred between 2000 and 2003. Repossessions increased because some lenders had made loans to less-qualified applicants, and a significant number of these borrowers defaulted on these loans. Consequently, access to the asset-backed securities market as a source of funding has also been constricted and the cost of funds has risen sharply. As a result, lenders reacted by tightening credit standards for manufactured housing borrowers, significantly increasing interest rates and in some cases, by exiting the business. Although the industry has seen improvement in recent years in the rate of repossessions and some additional interest on the part of a few lenders, the availability of retail financing for manufactured housing buyers remains tight.

Regulatory Issues Applicable to Our Business and Products

Our manufactured housing operations are subject to provisions of the Housing and Community Development Act of 1974, under which the U.S. Department of Housing and Urban Development (HUD) establishes construction and safety standards for manufactured homes, and also may require manufactured housing producers to send notifications to customers of noncompliance with standards or to repair or replace manufactured homes that contain certain hazards or defects. Our recreational vehicle operations are subject to a variety of federal, state and local regulations, including the National Traffic and Motor Vehicle Safety Act, under which the National Highway Traffic Safety Administration (NHTSA) may require manufacturers to recall recreational vehicles that contain safety-related defects, and numerous state consumer protection laws and regulations relating to the operation of motor vehicles, including so-called “Lemon Laws.” In 2002, the Transportation Recall Enhancement Accountability Documentation Act was approved by Congress to be administered by the NHTSA. Under this rule, motor vehicle manufacturers (automotive, truck and RV) and motor vehicle equipment manufacturers are required to report information and submit documents relating to customer complaints, warranty claims, field reports, injuries, property damage and deaths. This information may help NHTSA promptly identify defects related to motor vehicle safety. We have implemented systems and processes to meet these reporting requirements.

Our Intellectual Property

We own the registered trademarks to Fleetwood®, Fleetwood Homes®, Fleetwood RV® and the principal brand and series names we use in connection with our recreational vehicles and manufactured homes. We believe that our trademarks and trade names are significant to our business, and we vigorously protect them against infringement. Aside from design patents on certain distinctive features of our most prominent motor home models, we have not typically obtained patent protection on our products. In addition to our trademarks and patents, we have developed numerous trade secrets in connection with the design, manufacture, sales and marketing of our products. We believe that these trade secrets are of great significance to our business success and we will take reasonable steps to prevent their disclosure to competitors.

Our Relationship with Our Employees

As of June 1, 2007, we had approximately 9,300 employees. We provide most full-time employees with paid annual vacations, group life insurance, medical and hospitalization benefits, a retirement plan, and other fringe benefits. Approximately 530 of these employees hold management positions.

As of the same date, collective bargaining agreements were in effect at two of our manufacturing locations covering approximately 750 employees. We recently announced the closing of one of these locations. The remaining facility has approximately 350 employees covered under a collective bargaining agreement with an expiration date of October 2008. Except for employees at these two plants, no other employees are represented by a certified labor organization. In the past, we have experienced labor union organization activity at several manufacturing locations; however, in recent years labor union organizing activity has been subdued.

Seasonality

We have experienced, and expect to continue to experience, significant variability in sales, production, and net income as a result of seasonality in our businesses. Demand for manufactured housing and recreational vehicles generally declines during the winter season, while sales and profits in both industries are generally highest during the spring and summer months. In addition, unusually severe weather conditions in some markets may delay the timing of purchases and shipments from one quarter to another.

Environmental Compliance

Our operations are subject to a variety of Federal and state environmental regulations relating to noise pollution and the use, generation, storage, treatment, emission, and disposal of hazardous materials and wastes. We believe that we are currently in material compliance with applicable environmental regulations.

Item 1A. Risk Factors

Investors or potential investors in us should carefully consider the risks described below. These risks are not the only ones we face. Additional risks of which we are presently unaware or that we currently consider immaterial may also impair our business operations and hinder our financial performance.

We have had significant losses in the last seven fiscal years and we may not be able to regain profitability in the foreseeable future. This could cause us to limit future capital expenditures and also increase the difficulty of implementing our business and finance strategies or meeting our obligations when due.

We have had net losses in each year since fiscal 2001. Continued losses may reduce our liquidity and may cause us to reduce our expenditures on capital improvements, machinery and equipment, and research and development. This could have a negative effect on our ability to maintain production schedules, manufacture high-quality products, and develop and manufacture new products that will achieve market acceptance. This could, in turn, have a negative effect on our sales and earnings. If we continue to suffer losses, we could be unable to implement our business and financial strategies or meet our obligations when due. Our losses in recent fiscal years were caused primarily by the following conditions:

•        reduced demand in the manufactured housing and, during certain periods, recreational vehicle industries;

•        lack of competitive products in certain segments of the travel trailer market;

•        manufacturing complexities resulting from the introduction of new products, primarily in the travel trailer segment;

•        low utilization of capacity, particularly in our manufactured housing and travel trailer plants;

•        certain wholesale and retail lenders abandoning the manufactured housing market;

•        restrictive lending standards in the manufactured housing market by the remaining retail lenders;

•        relatively high interest rates for manufactured homes as opposed to site-built homes;

•        competition with resellers of repossessed manufactured homes;

•        variable economic conditions and diminished consumer confidence;

•        caution in potential motor home buyers, particularly first-time buyers, caused by high and volatile fuel prices;

•        our untimely entry into the manufactured housing retail business in the late 1990s;

•        excess retail inventories in manufactured housing in the early part of the decade;

•        overproduction of RVs during fiscal 2005, leading to excess finished goods inventories and increased retail inventories in our distribution network; and

•        lack of market acceptance of certain new products.

We cannot provide assurance that the conditions that have resulted in our substantial losses since fiscal year 2001 will not continue in fiscal 2008 and beyond.

Ongoing weakness in the manufactured housing market and more recent weakness in the recreational vehicle market may continue to reduce the demand for our products.

The manufactured housing market has been in a prolonged slump that was initiated by undisciplined lending practices within the industry in the late 1990s, followed in recent years by tough competition from liberal financing of site-built homes. Default rates have fallen and inventories of repossessed homes have returned to more acceptable levels for manufactured homes; however, there can be no assurance that the demand for manufactured housing will recover to what historically was considered more normal levels. Additionally, the effects from the fallout in the subprime mortgage sector are unclear at this time but depressed prices and an increased number of foreclosed-upon site-built homes could reduce demand for our products. In the last two years the recreational vehicle market has weakened in response to lower consumer confidence, volatile fuel prices, and higher interest rates. Ongoing weakness in these markets could limit our growth opportunities and have a negative effect on future sales and profitability.

Global tensions and fuel shortages, higher prices for fuel, or rising interest rates could have a negative effect on consumer confidence and in turn diminish sales of our products, particularly recreational vehicles.

Gasoline or diesel fuel is required for the operation of motor homes and vehicles used to tow travel trailers and folding trailers. Particularly in view of increased international tensions and increased global demand for oil, there can be no assurance that the supply of these petroleum products will continue uninterrupted, that rationing will not be imposed, or that the price of, or tax on, these petroleum products will not significantly increase in the future. Increases in gasoline prices and speculation about potential fuel shortages, combined with rising interest rates, have had an unfavorable effect on consumer confidence in the past. As a result, these forces have caused a decline in demand for recreational vehicles from time to time, which then had an adverse effect on our sales volume. This pattern of events could happen again in the future. Increases in the price of oil can also result in significant increases in the price of many of the components in our products, which may have a negative effect on margins or sales volumes of those products.

Availability and cost of financing for our retailers or retail customers, particularly in our manufactured housing business, could continue to reduce our sales.

Our dealers, as well as retail buyers of our products, generally secure financing from independent lenders, which, in the case of manufactured housing, have been negatively affected by adverse loan experience. For example, Conseco, Associates, Chase and GreenPoint, each of which had been very important lenders for customers of our manufactured housing dealers in the 1990s, have withdrawn from the manufactured housing finance business. Reduced availability of such financing and higher interest rates have had, and continue to have, an adverse effect on the manufactured housing business and our housing sales. If this financing were to become unavailable or were to be further restricted, our results of operations would suffer. Availability of financing depends on the lending practices of financial institutions, financial markets, governmental policies, and economic conditions, all of which are largely beyond our control. For example, floorplan lenders have tightened credit availability, Conseco and Deutsche have exited that business in the manufactured housing industry, and General Electric has acquired Transamerica and Bombardier’s manufactured housing wholesale finance businesses, thereby reducing competition. In addition, quasi-governmental agencies such as Fannie Mae and Freddie Mac, which are important purchasers of loans from financial institutions, have tightened standards relating to the manufactured housing loans that they will buy. Most states classify manufactured homes as personal property rather than real property for purposes of taxation and lien perfection. As a result, interest rates for manufactured homes are generally higher and the terms of the loans shorter than for site-built homes. In the current environment, financing for the purchase of manufactured homes is often more difficult to obtain than conventional home mortgages. There can be no assurance that affordable wholesale or retail financing for either manufactured homes or recreational vehicles will be available on a widespread basis in the future.

We may be unable to comply in the future with financial tests and covenants in our senior secured credit facility, which could result in a default under that facility, in which event our lenders could accelerate our debt or take other actions that could restrict our ability to operate.

In January 2007, we announced the early renewal and extension of our secured credit facility with Bank of America. If our liquidity and our operating results deteriorate significantly due to business or economic conditions, we could breach covenants under the amended and restated facility, resulting in a default. We amended the facility in May 2007 and reset a financial covenant that, in a period of reduced liquidity, could have led to a potential covenant breach.

Under the amended senior secured facility agreement, we are subject to a financial performance covenant only if our average monthly liquidity, defined as cash, cash equivalents, and unused borrowing capacity, falls below $50 million for any calendar month, or $25 million on any one day, or average daily availability falls below $20 million in any month. Under these circumstances, we are required to meet a designated cumulative EBITDA requirement. A breach of the covenant could result in a default under this facility, as well as a cross-default in our 5% convertible senior subordinated debentures and our capital lease obligations. In the event of a future default under our debt obligations, we cannot be certain that our lenders will agree to refrain from enforcing any remedies otherwise available to them or that they will grant us any further waivers or amend our covenants.

Our credit facility ranks senior to the 5% convertible senior subordinated debentures and the 6% convertible subordinated debentures. Our credit facility is secured by substantially all of our assets, excluding the cash value of our company-owned life insurance and certain fixed assets, including some of our real property. Upon the occurrence of an event of default, our lenders could elect to declare all amounts outstanding under the facility, together with accrued interest, to be immediately due and payable. A default under our senior secured facility could also cause a default under our 5% convertible senior subordinated debentures. If we were unable to repay all outstanding balances, the lenders could proceed against our assets, and any proceeds realized upon the sale of assets would be used first to satisfy all amounts outstanding under our senior debt and, thereafter, any of our other liabilities, including liabilities relating to our convertible securities.

Lender actions in the event of default might:

•        restrict our working capital and capital expenditures;

•        limit our ability to react to changes in market conditions due to a lack of resources to develop new products;

•        hamper the marketing of our products due to a lack of funds;

•        increase our risk of not surviving an extended downturn in our businesses compared to other competitors whose capital structures are less highly leveraged;

•        restrict our ability to merge with another company and to acquire or sell properties; and

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

On July 21, 2006, Standard & Poor’s affirmed our corporate credit rating of B+ and, citing a modest improvement in operating profitability and an improved balance sheet and liquidity, revised their outlook for Fleetwood from negative to stable. Standard & Poor’s also reaffirmed its rating of B- on Fleetwood’s convertible senior subordinated debentures. At the same time, it raised its rating on our convertible trust preferred securities from D to CCC+, primarily as a result of our payment on February 15, 2006 of the accrued distributions on that security that had been previously deferred, as permitted by its terms. On September 11, 2006, Moody’s Investor Service lowered our Corporate Family Rating from B2 to B3 and affirmed the rating of Caa3 on our convertible trust preferred securities, as well as their negative outlook for Fleetwood. In lowering the corporate rating, Moody’s cited their expectation that demand in both our industries would remain weak through 2006 and their concern that our credit metrics and liquidity could continue to erode over the following six to nine months. Subsequently, on February 26, 2007, Standard & Poor’s lowered its corporate credit rating on Fleetwood from B+ to B. Concurrently, they also lowered their ratings on our convertible trust preferred securities from CCC+ to CCC and our convertible senior subordinated debentures from B- to CCC+. Standard & Poor’s indicated that their ratings actions reflected their expectation of near-term earnings pressure as a consequence of continued deterioration in the beleaguered manufactured housing industry, offsetting, in their opinion, relative stability in the recreational vehicle segment, lower absolute debt levels, and adequate liquidity as of the date of their announcement.

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

The industries in which we operate are highly cyclical, as well as seasonal, and there can be substantial fluctuations in our manufacturing shipments, retail sales and operating results, and the results for any prior period may not be indicative of results for any future period. Companies within both the manufactured housing and recreational vehicle industries are subject to volatility in operating results due to external factors such as economic, demographic, and political changes. Factors affecting the manufactured housing industry include:

•        interest rates, tight credit standards, and the availability of financing for manufactured homes;

•        general economic conditions (consumer confidence, unemployment, etc.);

•        inventory levels of dealers;

•        interest rates and terms of financing for site-built homes;

•        commodity availability and prices;

•        availability of manufactured home sites;

•        defaults by retail customers resulting in repossessions;

•        apartment vacancies and rents; and

•        international tensions and hostilities.

Factors affecting the recreational vehicle industry include:

•        overall consumer confidence and the level of discretionary consumer spending;

•        fuel availability and prices;

•        general economic conditions;

•        interest rates;

•        international tensions and hostilities;

•        manufacturer and dealer inventory levels;

•        unemployment trends; and

•        commodity availability and prices.

We cannot provide assurance that the factors that are currently adversely affecting our businesses will not continue to have an adverse effect in the future.

Our businesses are also seasonal, which can lead to fluctuations in our operating results. We have experienced, and expect to continue to experience, significant variability in sales, production, and operating results as a result of seasonality in our businesses. Demand for manufactured housing and recreational vehicles generally declines during the winter season, while sales and profits in both industries are generally highest during the spring and summer months. In addition, unusually severe weather conditions in some markets may delay the timing of purchases and shipments from one quarter to another.

When we introduce new products or enter into new business segments, we may incur expenses or consume liquidity that we did not anticipate, such as recall expenses, resulting in reduced earnings.

The introduction of new models is critical to our future success, particularly in our recreational vehicle business. Also, we have recently increased our exposure to the modular housing market. We have additional costs when we introduce new models or enter new business segments, such as initial labor or purchasing inefficiencies, but we may also incur unexpected expenses. For example, we may experience unexpected engineering or design flaws that will force a recall of a new recreational vehicle product or cause a modular product not to be accepted by the customer. In addition, in new business segments, our lack of experience or expertise may cause us to price our products inappropriately given the risk or cost of the venture. The costs resulting from these types of problems could be substantial and have a significant adverse effect on our earnings.

Excess retail inventories of our products, especially in the recreational vehicle industry, and housing repossessions may have a negative effect on our sales volume and profit margins.

The level of manufactured housing and recreational vehicle retail inventories and the existence of repossessed homes in the market can have a significant effect on manufacturing shipments and operating results. Dealer inventory levels are currently high in the travel trailer industry and have affected wholesale shipment trends since the latter part of calendar 2006. The motor home industry experienced a similar pattern in 2005, although currently inventory levels appear to be consistent with retail demand. The manufactured housing industry experienced excess dealer inventories for a more extended period of time over the past several years. The continued limited availability of manufactured housing retail financing and competition from the resale of repossessed homes extended the inventory adjustment period beyond what was originally expected. More liberal lending standards in the past resulted in loans to less-creditworthy customers, many of whom have defaulted on these loans. Lenders have repossessed the customers’ homes and resold them at prices significantly below the retail price of a new home, thereby increasing competition for manufacturers of new homes. These factors in the manufactured housing industry appear to have stabilized; however, if they were to deteriorate once more, or if retail demand were to significantly weaken, the resulting inventory overhang could result in price competition and further pressure on profit margins within the industry and could have an adverse impact on our operating results. Recent difficulties in the subprime conventional housing mortgage industry could result in an increase in loan defaults and an increase in the inventory of foreclosed-upon homes, which could reduce prices for those homes and, accordingly, negatively affect the market for manufactured homes and our operating results, at least in the short-term.

The market price of our common stock has been volatile, and may decline again in the future.

The market price of our common stock has fluctuated significantly in recent years and generally declined, from a closing price of $45.04 per share on March 6, 1998, to a low of $2.57 per share on August 9, 2002. In fiscal 2007, the high closing price was $10.13 and the low closing price was $6.50. The market price of our common stock may continue to fluctuate as a result of a number of factors that include:

•        actual and anticipated variations in our operating results;

•        general economic and financial market conditions;

•        actual and anticipated volatility in the price and availability of fuel;

•        changes in interest rates;

•        general conditions in the manufactured housing and recreational vehicle industries, including changes in demand and inventory levels;

•        future issuances of our common stock, including issuances of common stock in connection with financing activities, conversion of the convertible trust preferred securities or convertible senior subordinated debentures, or the exercise of stock options, any of which could dilute our earnings per share and otherwise cause the market price of our common stock to decline;

•        perceptions of the strengths and weaknesses of the manufactured housing and recreational vehicle industries;

•        our ability to pay principal and interest on our debt or convertible trust preferred securities when due;

•        developments in our relationships with our lenders, customers, or suppliers;

•        announcements of alliances, mergers, or other relationships by or among our competitors, suppliers, or customers;

•        announcements and introductions of new products and models by us or our competitors and the success or failure of these new products and models;

•        failure to execute our strategic plans;

•        developments related to regulations, including zoning regulations that affect existing and potential sites for our manufactured homes and parks for RVs;

•        further changes in our corporate credit ratings or the ratings of specific securities; and

•        changes in our senior management.

In addition, the stock market in general has experienced price and volume fluctuations that have affected the stock prices of companies in the manufactured housing and recreational vehicle industries that may be unrelated to their operating performance or the performance of the companies within these industries. These broad market fluctuations may also adversely affect the market price of our common stock.

Our repurchase agreements with floorplan lenders could result in increased costs.

In accordance with customary practice in the manufactured housing and recreational vehicle industries, we enter into repurchase agreements with various financial institutions pursuant to which we agree, in the event of a default by an independent retailer in its obligation to these credit sources, to repurchase product at declining prices over the term of the agreements, typically 12, 18 or 24 months. The difference between the repurchase price, plus any refurbishment costs, and the price at which the repurchased product can then be resold, which is typically at a discount to the original sale price, represents a financial expense to us. Thus, if we were obligated to repurchase a large number of manufactured homes or recreational vehicles in the future, this would increase our costs, which could have a negative effect on our earnings. Tightened credit standards by lenders and more aggressive attempts to accelerate collection of outstanding accounts with dealers could result in defaults by dealers and consequent repurchase obligations on our part that may be higher than has historically been the case. During fiscal 2007, we repurchased 57 manufactured homes and 39 recreational vehicles at an aggregate gross purchase price of $2.4 million, incurring a loss after resale of approximately $744,000, compared to repurchases during fiscal 2006 of 35 manufactured homes and 31 recreational vehicles at an aggregate purchase price of $2.1 million, and a loss after resale of approximately $428,000.

If the frequency and size of product liability, wrongful death, and other claims against us increase, our business, results of operations and financial condition may be harmed.

We are frequently subject, in the ordinary course of business, to litigation involving products liability and other claims, including wrongful death, against us related to personal injury and warranties. We partially self-insure our products liability claims and purchase excess products liability insurance in the commercial insurance market. We cannot be certain that our insurance coverage will be sufficient to cover all future claims against us. Any increase in the frequency and size of these claims, as compared to our experience in prior years, may cause our insurance premiums to rise significantly. It may also increase the amounts we pay in punitive damages, which our insurance may not cover. We are also presently party to actions in litigation that the plaintiffs are seeking to have certified as class actions. If any of these actions is decided in a manner adverse to us, the resulting liability may be significant. These factors may have a material adverse effect on our results of operations and financial condition. In addition, if these claims rise to a level of frequency or size that is significantly higher than similar claims made against our competitors, our reputation and business will likely be harmed.

The recreational vehicle and manufactured housing industries are highly competitive and some of our competitors have stronger balance sheets and cash flows, as well as greater access to capital, than we do. The relative strength of our competitors could result in lower sales volume and earnings for us, which could have an adverse effect on our results of operations and financial condition.

The manufactured housing industry is highly competitive. As of December 31, 2006, there were approximately 67 manufacturers of homes and fewer than 5,000 active retailers. Based on retail sales, the 10 largest manufacturers accounted for approximately 79% of the retail manufactured housing market in calendar 2006, including our sales, which represented 15.5% of the market.

Competition with other housing manufacturers is based primarily on price, product features, reputation for service and quality, retail inventory, merchandising, and the terms and availability of wholesale and retail customer financing. Growth in manufacturing capacity during the 1990s increased competition at both the manufacturing and retail levels and resulted in both regional and national competitors increasing their presence in the markets in which we compete. Though curtailed since the late 1990s, manufacturing capacity currently exceeds retail demand, and continued overcapacity of manufactured housing could lead to greater competition and result in decreased margins, which could have an adverse effect on our results of operations.

In addition, manufactured homes compete with new and existing site-built homes, apartments, townhouses and condominiums. With ample availability of construction financing and relatively attractive mortgage financing, the supply of such housing has increased in recent years, reducing the demand for manufactured homes.

Manufactured homes also compete with resales of homes that have been repossessed by financial institutions as a result of credit defaults by dealers or customers. Repossession rates for conventional homes appear to be increasing in light of recent difficulties in the subprime mortgage market. Although repossession rates for manufactured homes have declined more recently after hitting historic highs several years ago, there can be no assurance that they will not rise again, thereby adversely affecting our sales volume and profit margins.

The manufactured housing industry, as well as the site-built housing development industry, has experienced consolidation in recent years, which could result in the emergence of competitors, including developers of site-built homes that are larger than we are and have greater financial resources than we have. For example, the large conglomerate Berkshire Hathaway has acquired two of our major housing competitors, Clayton Homes and Oakwood Homes, and one of our recreational vehicle competitors, Forest River. These combinations could ultimately strengthen competition in both industries and adversely affect our business.

As noted, the recreational vehicle market is also highly competitive and it too has experienced some industry consolidation, as evidenced by the purchase of CrossRoads RV by Thor Industries, Inc. and Monaco Coach Corporation’s acquisition of R-Vision. Sales from the five largest manufacturers represented approximately 66% of the retail market in calendar 2006, including our sales, which represented 10.9% of the market. Competitive pressures, especially in the entry-level segment of the market for travel trailers, have resulted in a reduction of profit margins. Sustained increases in competitive pressures could have an adverse effect on our results of operations. There can be no assurance that existing or new competitors will not develop products that are superior to our recreational vehicles or that achieve better consumer acceptance, thereby adversely affecting our sales volume and profit margins.

Changes in consumer preferences for our products or our failure to gauge those preferences could lead to reduced sales and additional costs.

Consumer preferences for our products in general, and recreational vehicles in particular, are likely to change over time. We believe that the introduction of new features, designs and models will be critical to the future success of our recreational vehicle operations. Delays in the introduction of new models or product features, or a lack of market acceptance of new features, designs, or models, could have a material adverse effect on our business. For example, we may incur significant additional costs in designing or redesigning models that are not accepted in the marketplace. Products may not be accepted for a number of reasons, including changes in consumer preferences or our failure to properly gauge consumer preferences. We may also experience production difficulties, such as inefficiencies in purchasing and increased labor costs, as we introduce new models. We cannot be certain that our new products will not infringe on revenues from existing models and adversely affect our results of operations. There can be no assurance that we will introduce any of these new models or products to the market on time or that they will be successful when introduced.

We have offered and expect to continue to offer financial incentives from time to time that can negatively affect our operating results.

We may make business decisions that include offering incentives to stimulate the sales of products not adequately accepted by the market, or to stimulate sales of older or obsolete models. These incentives are accounted for as a reduction of net sales and reduce our operating results.

We established a network of company-owned retail stores that we later sold because it was not profitable. We have not yet fully replaced the distribution network.

We responded to the retail consolidation in the manufactured housing sector, beginning in fiscal 1998, by forming our own retail business and establishing a network of company-owned stores to replace distribution points lost to competitors. We made numerous acquisitions between June 1998 and August 2001. We also established more than 100 new retail locations. The combination of the two strategies carried us to a high of 244 stores in November 2000. From its inception, this business segment operated at a loss, and as the retail market for manufactured housing slowed, the losses grew. Although we had reduced the number of stores that we operated to 135 at the time we sold a substantial part of the business, the stores still purchased 16% of our wholesale output. While approximately half of these stores are still in operation as independent Fleetwood outlets, we have experienced a significant loss in sales to those stores. Despite our efforts to replace or augment certain of these distribution points, there is no assurance that we can successfully do so.

The market for our manufactured homes is heavily concentrated in the southern part of the United States, especially in Florida and California, and a continued decline in demand in those areas could have a material negative effect on sales.

The market for our manufactured homes is geographically concentrated, with the top 15 states accounting for 75% of our retail sales in calendar 2006. The southern, southwest and south central United States and California account for a significant portion of our manufactured housing sales, with Florida and California markets alone accounting for 30% of sales. A downturn in economic conditions in these regions that is worse than that of other regions could have a disproportionately material adverse effect on our results of operations. We had experienced a decline in the demand for manufactured homes in recent years in the southern and south central United States, and a steep decline recently in Florida and California. There can be no assurance that the demand for manufactured homes will not continue to decline in those regions or other areas in which we experience high product sales resulting in an adverse effect on our results of operations.

Increased costs, including costs of component parts and labor, potentially affected by changes in labor rates and practices, could reduce our operating income.

The availability and pricing of manufacturing components and labor, as well as changes in labor practices, may significantly affect our results of operations. Although we attempt to mitigate the effect of any cost escalation in components and labor costs by negotiating with current or new suppliers and by increasing productivity or, where necessary, by increasing the sales prices of our products, we cannot be certain that we will be able to do so without it having an adverse impact on the competitiveness of our products and, therefore, our sales volume. Changes in labor rates and practices, including changes resulting from union activity, could significantly affect our costs and thereby reduce our operating income. Any failure to offset increases in our manufacturing costs could have an adverse effect on our margins, operating income, and cash flows. Even if we were able to offset higher manufacturing costs by increasing the sales prices of our products, the realization of any such increases often lags behind the rise in manufacturing costs, especially in our manufactured housing operations, due in part to our commitment to give our retailers price protection with respect to previously placed customer orders.

We depend on a small group of suppliers for some of our components, and the loss of any of these suppliers could affect our ability to obtain components at competitive prices, which would lower our sales and profit margins.

Most of the materials purchased for our core products are commodity type items and are readily available from multiple sources. Several of our recreational vehicle components, however, are specialty tooled proprietary parts that are single sourced from national suppliers. Although we own the tooling for those parts and could relocate the production, that relocation could lead to higher prices for the parts and delays in production. Motor home chassis are only available from a limited number of suppliers and often need to be ordered well in advance of delivery. Spartan and Freightliner supply diesel-powered chassis, and Workhorse Custom Chassis and Ford Motor Company are the dominant suppliers for the Class A and Class C gas chassis. Shortages, production delays, or work stoppages by any of these suppliers could have a material adverse effect on our sales. If we could not obtain an adequate chassis supply, our sales and earnings would suffer.

Zoning regulations affect the number of sites available for our manufactured homes, which in turn can affect our sales.

Any limitation on the growth of the number of sites available for manufactured homes, or on the operation of manufactured housing communities, could adversely affect our sales. In addition, new product opportunities that we may wish to pursue for our manufactured housing business could cause us to encounter new zoning regulations and affect the potential market for these new products. Manufactured housing communities and individual home placements are subject to local zoning ordinances and other local regulations relating to utility service and construction of roadways. In the past, property owners have resisted the adoption of zoning ordinances permitting the location of manufactured homes in residential areas, and we believe that this resistance has adversely affected the growth of the industry. The inability of the manufactured home industry to change these zoning ordinances could have an adverse effect on our results of operations and we cannot be certain that manufactured homes will receive more widespread acceptance or that additional localities will adopt zoning ordinances permitting the location of manufactured homes.

Amendments of the regulations governing our businesses could have a material effect on our operations.

Both our recreational vehicle and manufactured housing businesses are subject to extensive federal and state regulations, including construction and safety standards for manufactured homes and safety and consumer protection laws relating to recreational vehicles. Amendments to any of these regulations and the implementation of new regulations could significantly increase the costs of manufacturing, purchasing, operating, or selling our products and could have an adverse effect on our results of operations.

Our failure to comply with present or future regulations could result in fines, potential civil and criminal liability, suspension of sales or production, or cessation of operations. In addition, a major product recall could have a material adverse effect on our results of operations.

Certain U.S. tax laws currently afford favorable tax treatment for the purchase and sale of recreational vehicles that are used as the equivalent of second homes. These laws and regulations have historically been amended frequently, and it is likely that further amendments and additional regulations will apply to us and to our products in the future. Amendments to these and other tax laws and regulations and the implementation of new regulations, including, for instance, changes that affect our ability to utilize our net operating losses, could have an adverse effect on our results of operations.

Our operations are subject to a variety of federal and state environmental regulations relating to noise pollution and the use, generation, storage, treatment, emission, and disposal of hazardous materials and wastes. Although we believe that we are currently in material compliance with applicable environmental regulations, our failure to comply with present or future regulations could result in fines, potential civil and criminal liability, suspension of production or operations, alterations to the manufacturing process, costly cleanup, or capital expenditures.

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have an adverse effect on our business and stock price.

Section 404 of the Sarbanes-Oxley Act requires us to evaluate annually the effectiveness of our internal controls over financial reporting as of the end of each fiscal year and to include a management report assessing the effectiveness of our internal controls over financial reporting in our annual report. Section 404 also requires our independent registered public accounting firm to attest to, and report on, management’s assessment of our internal controls over financial reporting. If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented, or amended from time to time, we cannot assure you that we will be able to conclude in the future that we have effective internal controls over financial reporting in accordance with Section 404. If we fail to maintain a system of effective internal controls, it could have an adverse effect on our business and stock price.

Because we do not currently pay dividends on our common stock, we have the right to defer payment of distributions on the convertible trust preferred securities.

On October 31, 2001, we announced that we would discontinue the payment of dividends on our common stock after the previously declared dividend payment on November 14, 2001. On October 31, 2001, we also elected to defer distributions that were due to be made on November 15, 2001 on the 6% convertible trust preferred securities. Subsequently, we elected to defer all succeeding quarterly distributions through November 15, 2005. On February 15, 2006, we paid the cumulative deferred distributions, plus interest, and resumed the regular payment of quarterly distributions on the trust preferred securities on February 16, 2006. Under the terms of these securities, however, we have the option to again defer payment of the distributions for a period of up to 20 consecutive quarters. If we defer making distributions on the 6% convertible trust preferred securities, we cannot declare or pay any dividends on our common stock during the deferral period. Although we have resumed making distributions on the 6% convertible trust preferred securities, our board of directors does not currently contemplate paying dividends on our common stock.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We own our 201,000 square-foot executive offices, which, in addition to our 234,100 square foot division offices and research and development facilities, are located on approximately 40.5 acres at 3125 Myers Street in Riverside, California. The following table describes additional property and buildings used for manufacturing, research and development, and administrative purposes as of April 29, 2007. For the most part, we own these properties and buildings, except as noted below, and we believe they are suitable and adequate for our purposes. We have granted a security interest in some of these properties to our lenders under the senior secured credit facility and pursuant to an equipment lease.

Facility and Location	Approximate Acreage	Approximate Square Footage
Plants Producing Manufactured Housing:
Glendale, Arizona	36.3	126,000
Riverside, California	18.8	104,500
Woodland, California	15.8	145,600
Auburndale, Florida	15.6	102,700
Alma, Georgia	23.6	98,700
Douglas, Georgia(1)	18.0	205,800
Douglas, Georgia	20.7	140,100
Willacoochee, Georgia	33.2	138,300
Nampa, Idaho	19.8	157,000
Garrett, Indiana	22.1	124,500
Benton, Kentucky	22.4	114,100
Pembroke, North Carolina	32.4	135,600
Woodburn, Oregon	22.4	200,600
Elizabethtown, Pennsylvania	19.7	116,800
Gallatin, Tennessee	18.2	197,700
Belton, Texas	20.8	164,600
Waco, Texas	18.3	125,900
Waco, Texas	13.0	120,600
Rocky Mount, Virginia	26.3	135,000
Woodland, Washington	22.4	169,600
Plants Producing Recreational Vehicles:
Motor Homes:
Riverside, California	45.2	293,900
Decatur, Indiana	91.6	473,900
Decatur, Indiana	25.3	184,700
Paxinos, Pennsylvania	123.4	541,600
Travel Trailers:
Crawfordsville, Indiana(2)	14.4	143,300
Campbellsville, Kentucky(3)	20.0	51,900
Edgerton, Ohio	30.3	94,300
LaGrande, Oregon	40.6	97,300
Pendleton, Oregon	21.2	202,300
Mexicali, Baja, Mexico(4)	2.9	78,700
Lindsay, Ontario, Canada(3)	9.2	145,600
Lindsay, Ontario, Canada(3)	19.0	73,200
Folding Trailers:
Somerset, Pennsylvania	42.6	407,000

Plants Producing Components:
Fontana, California	11.3	83,000
Riverside, California	10.0	111,000
Decatur, Indiana	20.3	257,500
Motor Home Service Facilities:
Decatur, Indiana	34.8	179,500
Riverside, California	11.9	157,800
Division Offices and Research and Development Facilities:
Riverside, California	21.9	234,100

(1)   Plant re-opened during fiscal 2007.

(2)          Includes a 17,800 square foot building leased from an unaffiliated third party.

(3)          These plants were in operation as of April 29, 2007, but are expected to cease operations during the first quarter of fiscal 2008.

(4)          Facility is leased from an unaffiliated third party.

Idle Facilities

There were 21 idle manufacturing facilities at the end of fiscal 2007 and 22 at the end of fiscal 2006. During fiscal 2007, we re-opened one housing plant in Douglas, Georgia, idled two housing plants in Pearson, Georgia and Lafayette, Tennessee, in addition to closing a facility in Perris, California, terminating the lease on that facility. We also idled three travel trailer facilities: Rialto, California; Williamsport, Maryland; and Longview, Texas. We sold six idle housing facilities (Fitzgerald, Georgia; Pearson, Georgia; Nampa, Idaho; Roxboro, North Carolina; Cushing, Oklahoma; and Woodburn, Oregon).

The following company-owned manufacturing facilities were not in operation as of April 29, 2007:

Facility and Location	Approximate Acreage	Approximate Square Footage
Rialto, California(1)	18.8	111,700
Alma, Georgia(2)	20.0	137,200
Broxton, Georgia	20.0	137,200
Pearson, Georgia	16.2	144,200
Garrett, Indiana	20.4	104,900
Hancock, Maryland	21.3	118,400
Williamsport, Maryland	33.6	86,500
Lumberton, North Carolina	52.0	122,400
Pembroke, North Carolina(2)	—	73,500
Roxboro, North Carolina(3)	20.0	112,600
Elizabethtown, Pennsylvania	17.5	101,000
Paxinos, Pennsylvania(4)	7.1	39,600
Lafayette, Tennessee	43.3	133,000
Westmoreland, Tennessee	38.6	165,100
Westmoreland, Tennessee	20.6	124,400
Belton, Texas	32.6	140,400
Longview, Texas	15.3	125,500
Longview, Texas	46.7	313,100
Longview, Texas	10.2	12,100
Waco, Texas(3)	8.6	87,600
Waco, Texas(2)(5)	19.8	104,300

(1)          Includes 4.0 acres and a 28,100 square foot building leased from an unaffiliated third party.

(2)          Acreage shared with active manufacturing facility.

(3)          Property leased to an unaffiliated third party.

(4)          Property sold subsequent to year-end.

(5)          Manufacturing facility partially used for regional office operations.

Item 3. Legal Proceedings

Fleetwood is regularly involved in legal proceedings in the ordinary course of business. Insurance covers all or part of Fleetwood’s liability under some of this litigation. In the majority of cases, including products liability cases, Fleetwood prepares estimates based on historical experience, the professional judgment of legal counsel, and other assumptions it believes to be reasonable. As additional information becomes available, Fleetwood reassesses the potential liability related to pending litigation and revises the related estimates. Such revisions and any actual liability that greatly exceeds our estimates could materially impact our results of operation and financial position.

In May 2003, Fleetwood filed a complaint in state court in Kansas, in the 18th Judicial District, District Court, Sedgwick County, Civil Department, against The Coleman Company, Inc. (Coleman) in connection with a dispute over the use of the “Coleman” brand name. In the lawsuit, Fleetwood sought declaratory and injunctive relief. On June 6, 2003, Coleman filed an answer and counterclaimed against us alleging various counts, including breach of contract and trademark infringement. On November 17, 2004, after a hearing, the court granted Fleetwood’s request for a permanent injunction against Coleman prohibiting Coleman from licensing the Coleman name for recreational vehicles to companies other than Fleetwood.

Coleman appealed that ruling. On December 16, 2004, at the conclusion of the trial, the jury awarded $5.2 million to Coleman for its counterclaim against Fleetwood. On January 21, 2005, the court granted Coleman’s request for treble damages, making the total amount of the award approximately $14.6 million. Fleetwood reflected a charge to record this award in the results for the third fiscal quarter of 2005. Payment has been stayed pending our appeal. Pending the appeal, Fleetwood was required to post a letter of credit for $18 million, representing the full amount of the judgment plus an allowance for attorneys’ fees and interest.

Oral argument on both parties’ respective appeals was heard before the Kansas Court of Appeals on April 10, 2007. On Coleman’s appeal of the preliminary injunction, on May 25, 2007 the court upheld Fleetwood’s position on most of the issues but remanded the case back to the trial judge for a rehearing on one issue. In regard to Fleetwood’s appeal of the award of monetary damages, on June 29, 2007 the court upheld the trial court verdict, and Fleetwood intends now to appeal to the Kansas Supreme Court.

Brodhead et al v. Fleetwood Enterprises, Inc. was filed in federal court in the Central District of California on June 22, 2005. The complaint is a putative class action for damages growing out of certain California statutory claims with respect to alleged defects in a specific type of plastic roof installed on folding trailers from 1995 through late 2002. The plaintiffs have further clarified and narrowed the class for which they are seeking certification, which now encompasses all original owners of folding trailers produced by Fleetwood Folding Trailers, Inc. with this type of roof, but not including original purchasers who received an aluminum roof replacement and did not pay for freight. The subject matter of the claim is similar to a putative class action previously filed in California state court in Griffin et al v. Fleetwood Enterprises, Inc. et al. The California trial court denied class action certification in the Griffin matter on April 28, 2005, and the California Court of Appeal upheld the denial in a decision issued on May 11, 2006. On March 26, 2007, the federal trial court granted a motion to dismiss the class action complaint in the Brodhead case, leaving pending only the individual claims of the four named plaintiffs. The plaintiffs sought reconsideration of the dismissal order, but the court denied that motion and dismissed the claims of the four individual plaintiffs on May 29, 2007. On June 27, 2007, the plaintiffs filed a Notice of Appeal of the federal court’s dismissal order to the Ninth Circuit Court of Appeals. If the Court of Appeals affirms the dismissal order, this matter would be concluded. Fleetwood will continue to vigorously defend the matter.

Fleetwood has been painting motor homes at our Riverside, California, plant since July 2004, pursuant to experimental variances granted by the California Division of Occupational Safety and Health (the Division), which is the enforcement and consultation agency for the California Occupational Safety and Health program (Cal/OSHA). Although Fleetwood believes it is providing safety and health protection to employees that goes beyond the protection required by Cal/OSHA, a variance from a Cal/OSHA standard is required wherever an employer is recirculating air in paint spray booths. The current experimental variance was extended to July 2007 and has now been further extended to October 2007, but Fleetwood has been advised that it is unlikely that the experimental variance will be further extended. Fleetwood has applied to the California Occupational Safety and Health Appeals Board (the Board) for a permanent variance and several hearings on that application have been held, and at the request of the Board briefs were filed by Fleetwood, the Division and the Board’s staff on June 28, 2007. The Division opposed the grant of the variance in the hearings before the Board and in its brief. In a notice received by Fleetwood on July 2, 2007 the Board requested further briefing from the parties on certain issues. If a permanent variance is not granted and if the experimental variance is not extended, then Fleetwood would be unable to use the spray booths as currently deployed unless a court intervenes to grant relief. Fleetwood is actively exploring several engineering and production contingencies that could permit it to continue to offer full-body paint on the models produced by the Riverside plant. The implementation of these contingency plans would however result in a disruption of the production of motor homes from this plant if the experimental variance is not extended.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the shareholders of Fleetwood during the fourth quarter of fiscal year 2007.

Executive Officers of the Registrant

Name	Title	Age
Elden L. Smith	President and Chief Executive Officer	67
Boyd R. Plowman	Executive Vice President and Chief Financial Officer	63
Paul C. Eskritt	President—Recreational Vehicle Group	47
Charles E. Lott	President—Housing Group	59
Larry L. Mace	President—Supply Group	64
Andrew M. Griffiths	Senior Vice President and Chief Accounting Officer	41
Leonard J. McGill	Senior Vice President, General Counsel and Secretary	49
Michael B. Shearin	Senior Vice President—Human Resources and Administration	41
Lyle N. Larkin	Vice President, Treasurer and Assistant Secretary	62
James F. Smith	Vice President and Controller—Operations	59

Elden L. Smith returned to Fleetwood in March 2005 as President and Chief Executive Officer after a seven-year retirement. Before retiring, he had worked for us for almost 30 years, serving as the executive in charge of the Recreational Vehicle Group from 1973 until 1997.

Boyd R. Plowman was named Senior Vice President and Chief Financial Officer in October 2000, and was promoted to Executive Vice President in December 2001. He first joined Fleetwood in 1969, and had been Chief Financial Officer for 14 years before leaving us in 1987. He rejoined Fleetwood in 1997 as Vice President-Retail Housing as well as the Senior Vice President and Chief Financial Officer of its subsidiary, Fleetwood Retail Corp.

Paul C. Eskritt was appointed to his current position in April 2007. He joined Fleetwood in 1999 as Motor Home Division Controller and, in 2001, he was promoted to RV Group Controller. The following year, he was named General Manager of our diesel motor home plant. In October 2005, Eskritt was appointed Vice President—Motor Home Division. He was named Executive Vice President—RV Group in January 2007.

Charles E. Lott rejoined Fleetwood as Executive Vice President—Housing Group in April 2005. He was named to his current position in April 2007. Before previously retiring in 2002, he was a vice president, heading up the Housing Group’s Eastern Region, a position he had held since 1997. He has worked for Fleetwood for all but six years of his 34-year career in the manufactured housing industry.

Larry L. Mace has worked for Fleetwood since 1973 and has held a number of managerial positions. His experience includes purchasing positions at both the plant and corporate levels, materials negotiations, strategic sourcing, management of various administrative functions at our Riverside headquarters, and responsibility for our supply subsidiaries. He became a vice president in 1988. In 2003, he was promoted to Senior Vice President—Supply and Materials, and then in 2006 was named Senior Vice President—Supply Subsidiaries. He was appointed to his current position in April 2007.

Andrew M. Griffiths joined Fleetwood as Vice President, Controller and Chief Accounting Officer in February 2004. He was promoted to his current position in June 2006. From 2002 to 2004, he was a Managing Director with PricewaterhouseCoopers. Previously, he had 15 years of experience with Arthur Andersen, becoming a partner in 1999.

Leonard J. McGill was named to his current position in April 2005. He joined Fleetwood in February 2002 as Vice President—Deputy General Counsel, and in November 2003 was promoted to

Senior Vice President—Corporate Finance and Chief Governance Officer. Previously, he had 17 years of experience in private practice as a corporate securities lawyer.

Michael B. Shearin rejoined Fleetwood as Vice President—Human Resources in September 2005, and was promoted to his current position in April 2007. He originally joined Fleetwood in 1999 as its first compensation manager. In 2001, he was promoted to Human Resources Director—Compensation and Benefits. In 2002, he left to join McKesson Corporation. He was Director—Compensation and Benefits at McKesson until his return to Fleetwood.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following table lists the high and low intraday sales prices for our common stock during the past two fiscal years as reported on the New York Stock Exchange Composite Tape. We did not declare or pay any dividends on our common stock during these periods. Our common stock is listed on the New York Stock Exchange and trades on various regional exchanges (Ticker Symbol: FLE). Call and put options are traded on the American Stock Exchange and the Chicago Board Options Exchange.

Quarter	High	Low
Fiscal 2006
First Quarter	$11.54	$7.73
Second Quarter	13.69	8.78
Third Quarter	12.60	10.22
Fourth Quarter	12.34	9.37
Fiscal 2007
First Quarter	$10.24	$6.42
Second Quarter	8.28	6.33
Third Quarter	9.44	6.59
Fourth Quarter	9.74	7.11

On July 2, 2007, there were approximately 900 shareholders of record of our common stock.

Performance

The following graph summarizes the cumulative return on our stock price compared to the S&P 600 Index and a group of our peers for the previous five years:

*                    $100 invested on 4/28/02 in stock or on 4/30/02 in index-including reinvestment of dividends. Index calculated on month-end basis.

Copyright © 2007, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved. www.researchdatagroup.com/S&P.htm

Dividend Policy

On October 30, 2001, we announced that we would discontinue the payment of dividends. Our board of directors does not currently contemplate resuming the payment of dividends on our common stock.

Equity Compensation Plan

We provide the equity compensation plan information required by Item 201(d) of Regulation S-K in Part III, Item 12 of this annual report on Form 10-K.

Item 6. Selected Financial Data

Five-Year Summary of Selected Financial Data

	Fiscal Years Ended April
	2007	2006	2005	2004	2003
	(Amounts in thousands, except per share data)
Net sales	$2,007,922	$2,432,400	$2,374,712	$2,360,606	$2,070,957
Operating income (loss)	$(67,016)	$29,505	$(43,538)	$78,869	$25,377
Income (loss) from continuing operations before income taxes	$(71,041)	$5,280	$(71,226)	$35,807	$(12,355)
Provision for income taxes	(16,609)	(11,345)	(1,351)	(18,449)	(4,502)
Income (loss) from continuing operations	(87,650)	(6,065)	(72,577)	17,358	(16,857)
Loss from discontinued operations, net	(2,311)	(22,372)	(88,882)	(39,619)	(53,882)
Net loss	$(89,961)	$(28,437)	$(161,459)	$(22,261)	$(70,739)
Earnings (loss) per common share—diluted:
Income (loss) from continuing operations	$(1.37)	$(.10)	$(1.31)	$.44	$(.47)
Discontinued operations	(.04)	(.38)	(1.61)	(1.01)	(1.50)
Net loss per common share	$(1.41)	$(.48)	$(2.92)	$(.57)	$(1.97)
Weighted average common shares—diluted	63,964	59,506	55,332	39,342	35,869
Balance sheet data at end of period:
Cash and marketable investments	$76,289	$145,909	$45,476	$123,822	$69,776
Property, plant and equipment, net	192,229	217,458	232,125	229,638	222,271
Total assets	703,171	862,035	1,010,247	1,075,709	954,094
Long-term debt	277,650	333,341	319,088	374,950	406,262
Total liabilities	619,018	691,090	884,791	829,427	843,126
Shareholders’ equity	84,153	170,945	125,456	246,282	110,968
Other Data:
Gross profit margin	13.8%	17.4%	16.6%	17.7%	18.1%
Operating income (loss) margin	(3.3)%	1.2%	(1.8)%	3.3%	1.2%
Depreciation and amortization	$26,132	$24,682	$23,576	$24,580	$25,634
Capital expenditures	8,259	15,842	33,724	26,017	19,075
Cash flow provided by (used in) operations	(37,067)	31,483	(59,909)	(3,175)	26,104
Cash flow provided by (used in) investing activities	3,071	(16,919)	(24,378)	(21,177)	(7,508)
Cash flow provided by (used in) financing activities	(35,175)	37,027	40,910	119,733	(550)
Cash flow provided by (used in) discontinued operations	(2,311)	41,750	(37,337)	(45,519)	(59,621)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selected Segment Data

	Fiscal Years Ended April
	2007	2006	2005	2004	2003
	(Dollars in thousands)
OPERATING REVENUES:
RV Group
Motor homes	$961,925	$976,698	$1,097,091	$1,104,624	$918,742
Travel trailers	391,310	551,501	477,610	570,420	441,886
Folding trailers	88,575	84,018	85,181	104,189	121,967
	1,441,810	1,612,217	1,659,882	1,779,233	1,482,595
Housing Group	518,258	795,596	785,547	657,388	667,087
Supply Group	47,854	50,214	57,020	41,120	37,178
Intercompany sales	—	(25,627)	(127,737)	(117,135)	(115,903)
	$2,007,922	$2,432,400	$2,374,712	$2,360,606	$2,070,957
OPERATING INCOME (LOSS):
RV Group	$(62,416)	$216	$(39,169)	$58,146	$35,355
Housing Group	(2,614)	38,818	6,387	5,440	(13,479)
Supply Group	1,655	2,244	3,816	6,065	2,079
Corporate and other	(3,641)	(11,773)	(14,572)	9,218	1,422
	$(67,016)	$29,505	$(43,538)	$78,869	$25,377
UNITS SOLD:
RV Group
Motor homes	8,496	9,074	10,566	11,203	9,935
Travel trailers(1)	22,035	34,425	28,927	34,351	30,016
Folding trailers	10,223	11,075	11,253	14,543	17,118
	40,754	54,574	50,746	60,097	57,069
Housing Group
Single-section	3,099	8,145	7,524	4,627	4,203
Multi-section	10,158	14,536	16,438	16,232	17,973
	13,257	22,681	23,962	20,859	22,176
Less intercompany	—	(673)	(3,486)	(3,414)	(3,790)
	13,257	22,008	20,476	17,445	18,386

Intercompany units sold represent Housing Group sales to the retail business, which was sold in fiscal year 2006 and is now treated as a discontinued operation. Units sold by the retail business were:

Retail
Single-section	—	359	1,079	1,164	916
Multi-section	—	1,034	3,078	3,563	4,088
	—	1,393	4,157	4,727	5,004

(1)   Includes sales of slide-in truck camper units in fiscal year ended 2003.

Overview

Fleetwood is one of the nation’s leaders in producing both recreational vehicles and manufactured housing. The RV Group sold 40,754 and 54,574 recreational vehicles in fiscal 2007 and 2006, respectively. In calendar 2006, we had a 10.9% share of the overall recreational vehicle retail market, consisting of a

16.3% share of the motor home market, a 6.8% share of the travel trailer market and a 39.4% share of the folding trailer market. The Housing Group produced and shipped 13,257 and 22,681 manufactured homes in fiscal 2007 and 2006, respectively, including intercompany sales. In calendar 2006, we had a 12.9% share of the manufactured housing wholesale market, making us the third largest producer of HUD-Code homes in the U. S. based upon shipments to dealers. The Supply Group operates two fiberglass manufacturing operations, a lumber brokerage business, and an imports sales and distributions operation that provide components for our manufactured housing and recreational vehicle operations, while also generating outside sales.

Our business began in 1950 producing travel trailers and quickly evolved to what are now termed manufactured homes. We re-entered the recreational vehicle business with the acquisition of a travel trailer operation in 1964. Our manufacturing activities are conducted in 15 states within the U.S., and to a much lesser extent in Mexico. We distribute our manufactured products primarily through a network of independent dealers throughout the United States and Canada.

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

Most manufacturing sales are made on cash terms, with most dealers financing their purchases under flooring arrangements with banks or finance companies. Products are not ordinarily sold on consignment, dealers do not generally have the right to return products, and dealers are responsible for interest costs to floorplan lenders. On average, we receive payments from floorplan lenders on products sold to dealers within approximately 15 days of the invoice date.

Warranty

We typically provide customers of our products with a one-year warranty covering defects in material or workmanship with longer warranties on certain structural components. This warranty period typically commences upon delivery to the end user of the product. We record a liability based on our best estimate of the amounts necessary to resolve future and existing claims on products sold as of the balance sheet date. Factors we use in estimating the warranty liability include a history of units sold to customers, the average cost incurred to repair a unit, and a profile of the distribution of warranty expenditures over the warranty period. A significant increase in dealer shop rates, the cost of parts, or the frequency of claims could have an adverse impact on our operating results for the period or periods in which such claims or additional costs materialize.

Insurance Reserves

Generally, we are self-insured for health benefits, workers’ compensation, and products liability insurance. Liabilities are recognized for claims incurred (including those incurred but not reported), changes in the reserves related to prior claims, and an administration fee. The liability for workers’ compensation claims is guided by state statute. Factors considered in establishing the estimated liability for products liability claims are the nature of the claim, the geographical region in which the claim originated, loss history, severity of the claim, the professional judgment of our legal counsel, and inflation. Any material change in these factors could have an adverse impact on our operating results. We generally maintain excess liability insurance with outside insurance carriers to minimize our risks related to catastrophic claims or unexpectedly large cumulative claims.

Deferred Taxes

Deferred tax assets and liabilities are determined based on temporary differences between income and expenses reported for financial reporting and tax reporting. We are required to record a valuation allowance to reduce our net deferred tax assets to the amount that we believe is more likely than not to be realized. In assessing the need for a valuation allowance, we historically had considered relevant positive and negative evidence, including scheduled reversals of deferred tax liabilities, prudent and feasible tax planning strategies, projected future taxable income, and recent financial performance. Since we have had cumulative losses in recent years, the accounting guidance suggests that we should not look to future earnings to support the realizability of the net deferred tax asset. Beginning in fiscal 2003, we concluded that a partial valuation allowance against our deferred tax asset was appropriate and have since made adjustments to the allowance as necessary, generally to give effect to changes in the amount of asset that can be supported by available tax planning strategies. During the first quarter of fiscal 2007, we recorded a net adjustment to the deferred tax asset of $3.6 million with a corresponding provision for income taxes. The primary reason for this reduction was the realization of the deferred tax asset associated with the net gain of approximately $18.5 million from the purchase and cancellation of 1,000,000 shares of the 6% convertible trust preferred securities at $31 per share compared to the book value of $50 per share. The potential to realize taxable income from the repurchase of the remaining securities outstanding is a tax planning strategy that continues to support a portion of the deferred tax asset. In the fourth quarter of fiscal 2007, we recorded a net adjustment to the deferred tax asset of $11.1 million, with a corresponding provision for income taxes. Following a decision to market for sale certain real estate properties, these assets are no longer available as part of our tax planning strategy to support the realizability of the deferred tax asset. The book value of the net deferred tax asset continues to be supported by tax planning strategies, which, if executed, are expected to generate sufficient taxable income to realize the book value of the remaining asset. Although we continue to believe that the combination of relevant positive and negative factors will enable us to realize the full value of the deferred tax assets, it is possible that the extent and availability of tax planning strategies will change over time and impact this evaluation. If, after future assessments of the realizability of our deferred tax assets, we determine that further adjustment is required, we will record the provision or benefit in the period of such determination.

Legal Proceedings

We are regularly involved in legal proceedings in the ordinary course of our business. Insurance covers all or part of Fleetwood’s liability under some of this litigation. In the majority of cases, including products liability cases, we prepare estimates based on historical experience, the professional judgment of our legal counsel, and other assumptions that we believe are reasonable. As additional information becomes available, we reassess the potential liability related to pending litigation and revise our estimates. Such revisions and any actual liability that greatly exceeds our estimates could materially impact our results of operations and financial position.

Repurchase Commitments

Producers of recreational vehicles and manufactured housing customarily enter into repurchase agreements with lending institutions that provide wholesale floorplan financing to independent dealers. Our agreements generally provide that, in the event of a default by a dealer in its obligation to these credit sources, we will repurchase product. With most repurchase agreements, our obligation ceases when the amount for which we are contingently liable to the lending institution has been outstanding for more than 12, 18 or 24 months, depending on the terms of the agreement. The contingent liability under these agreements approximates the outstanding principal balance owed by the dealer for units subject to the repurchase agreement less any scheduled principal payments waived by the lender. Although the maximum potential contingent repurchase liability approximated $158 million for inventory at manufactured housing dealers and $317 million for inventory at RV dealers as of April 29, 2007, the risk of loss is reduced by the potential resale value of any products that are subject to repurchase, and is spread over numerous dealers and financial institutions. The gross repurchase obligation will vary depending on the season and the level of dealer inventories. Typically, the fiscal third quarter repurchase obligation will be greater than other periods due to higher RV dealer inventories. Losses and related repurchase reserves under these agreements have not been significant and lender repurchase demands have been funded out of working capital. A summary of recent repurchase activity is set forth below:

	2007	2006	2005
	(Dollars in millions)
Units	96	66	174
Repurchase amount	$2.4	$2.1	$6.3
Loss recognized	$0.7	$0.4	$1.2

Business Outlook

Recreational Vehicles

Favorable demographics suggest that sustainable growth in the number of RV buyers will likely be realized in at least the next several years as baby boomers reach the age brackets that historically have accounted for the bulk of retail RV sales. Additionally, in recent years, younger buyers have also shown greater interest in the RV lifestyle. These conclusions received strong support from the University of Michigan 2005 national survey of recreational vehicle owners, sponsored by the Recreation Vehicle Industry Association.

Industry conditions during calendar year 2006, and so far in calendar 2007, were adversely affected by concerns about interest rates, fuel prices and diminished home equity financings. Industry motor home retail sales posted a second year of decline in calendar 2006, with most of the continued weakness in the higher-end Class A gas and mid- and high-priced Class C segments. Recent market conditions and demand have been mixed, and a firm recovery has yet to materialize. Travel trailer retail sales were down slightly for the industry in calendar 2006 due to significant falloff in the latter part of the year and have shown continuing signs of weakness, combined with more competitive pricing thus far in calendar 2007. After briefly stabilizing in early calendar 2006, the market for folding trailers is also showing weakness so far in calendar 2007.

Our overall market position in motor homes has been slightly impacted by lower industry demand in product segments that have traditionally been an area of relative strength for us. We are, however, seeing a benefit from recent introductions of low-end Class A gas products and improvements made to several diesel brands. In the Class C category, we have introduced a completely new product in the currently popular entry-level category and intend to introduce a fuel-efficient model later this year.

Our market share for travel trailers had been in decline for several years but began to stabilize during the middle of calendar 2006 following the launch of a number of new 2007 model year products. These new products introduced last spring and summer have been well received by our dealers and appear to have gained shelf space on dealer lots. Industry retail demand for travel trailers was down towards the end of the year, however, causing dealers to reduce orders of new products until their inventories get back in balance with demand. Beginning in the third quarter, we rationalized our travel trailer plants and their respective products with an emphasis on achieving manufacturing efficiencies, improving quality and reducing the number of brands and floorplans produced at each factory location. This process evolved in conjunction with our evaluation of plant capacity requirements given the recent downturn in the travel trailer market. As a result, we closed four travel trailer plants during or shortly after our fourth fiscal quarter. We will close a fifth plant before the end of the first fiscal quarter in fiscal 2008. We expect to see improved efficiencies in the remaining facilities as a result of higher production volume. We may also see reduced market share in segments and regions in which we choose to no longer compete but expect to be more competitive in markets in which we place emphasis.

We are the dominant producer of folding trailers and our market share improved during calendar 2006. Our focus will be on improving the efficiency and financial results of this operation in fiscal 2008.

Although our processes associated with manufacturing quality and service continue to improve for our entire RV business, the full benefits will only be realized over the longer term through lower warranty and service costs and a strong competitive advantage over other manufacturers.

Housing

We expect longer-term demand for affordable housing to grow as a result of the rebuilding requirements in the Gulf states, greater numbers of baby boomers reaching retirement age, and the continuing high cost of site-built homes, notwithstanding the pricing pressures placed on conventional homes in certain regions due to the recent retrenchment by the subprime financing industry. We believe that improvements in engineering and design will continue to position manufactured and modular homes as viable options in meeting the demand for affordable housing in new markets, such as suburban tracts and military sites, as well as in existing markets such as rural areas and manufactured housing communities and parks, especially over the longer term if retail financing for manufactured homes becomes more competitive versus financing for conventional housing.

Despite these improvements, the manufactured housing market has experienced a steep decline that began in 1999, and a 45-year low in shipments was established in 2006. The industry has been adversely affected by a shortage of retail financing, relatively high retail interest rates (especially when compared to low mortgage rates on conventional homes), more stringent lending standards for manufactured housing, and competition from repossessed manufactured homes and, more recently, foreclosed-upon conventional homes.

Many of the factors that have historically affected manufactured housing volumes have been in flux recently. Positive trends include a normalized inventory level of repossessed manufactured homes, improving performance of manufactured housing loan portfolios, tightening of credit for site-built homes, and higher rents and lower vacancies in apartments. On the other hand, the overall slowing of the housing market and an increase in conventional housing inventories may negatively impact manufactured housing conditions in the near term. Altogether, we anticipate that manufactured housing industry conditions may improve over the course of calendar 2007, albeit modestly.

Manufactured housing industry shipments decreased by 19.7 percent in calendar 2006, but were down nearer to 10% excluding sales of homes that were built to FEMA specifications for disaster relief, which were estimated at 21,000 in calendar year 2005 and 4,000 in 2006.

Market conditions are mixed by region. Some smaller markets in the central states have shown improvement but other regions have softened. California, Arizona and Florida, which traditionally have been some of our strongest markets, are down sharply in recent months. The outlook in most areas continues to be uncertain.

Our own market position was adversely affected by the sale of our retail operations in August 2005. This impact on our market position was expected given the immediate closure of approximately 50 stores combined with reduced purchases by the remaining operating stores. This situation will continue to affect our sales volume and market share until we fully replace or augment the closed outlets. We also had fewer sales to national operators of manufactured home communities, which have significantly reduced their activity over the last 18 months. In response to these conditions, we have reduced manufacturing capacity by consolidating four plants into two during fiscal 2007.

Current activity in the Gulf Coast region by builders and developers is increasing with a substantial portion of the rebuilding efforts likely to include modular products, which we are prepared to provide. Development of this new distribution channel, combined with a longer sales cycle for these types of projects, will temper our progress in this area. The sale of our network of company-owned stores, which had a high concentration in the Gulf Coast region, may lessen our ability to fully participate in the upswing in more traditional dealer sales of manufactured housing until we can rebuild our independent dealer distribution network in the area.

In response to the weak market conditions, our dealers throughout the country are maintaining low inventory levels, and dealers in previously stronger markets such as Arizona, California, and Florida are continuing to reduce their inventories. Although this reduction of inventories impacts current order levels, it typically enables the dealers to continue to operate more profitably, albeit at a reduced level of activity. The inventory reduction also enables dealers to dispose of older units so that when market conditions improve, they can quickly add new products. Despite this effort, dealer failures and losses from repurchase commitments are likely to increase in the current market climate and increased competition among manufacturers may squeeze margins. We continue to initiate programs designed to increase our product representation by creating incentives for our sales personnel and dealers to sell aged inventory and replace it with new products on their lots. In addition, we continue to focus on adding new distribution points. We will also continue to pursue other opportunities to supplement our business, such as increased emphasis on sales of modular homes to builder/developers and military projects.

Summary

We continue to place emphasis on new products in all areas of our business that are feature-rich, innovative, and price competitive. As a result, we generally expect to improve our market share position over the course of the next fiscal year. Restructuring actions, which were primarily focused on reducing corporate and other general and administrative expenses, have resulted in a more cost-effective management structure that has been in full effect since the beginning of calendar 2007. Market conditions in all segments remain at or below prior-year levels and continue to slow our progress toward sustainable profitability. Also, the extent to which we are successful in our restructuring and turnaround of the travel trailer business will be a key element to our financial progress in fiscal 2008. At current sales volumes and gross margins, the recently completed plant and product rationalization will not be sufficient to generate profitable operations without further improvements in the efficiencies and/or effectiveness of our manufacturing and service operations. The travel trailer business is unlikely to see a profitable quarter of operations until such improvements have taken full effect, which we expect to occur over the next 12 months. Overall, with the help of a seasonal uplift, new model year product introductions, lower costs, and capacities that are more in line with current demand, we expect operating income (before interest and tax expense) to be close to breakeven in the first quarter of fiscal 2008.

Results of Operations

The following table sets forth certain statements of operations data expressed as a percentage of net sales for the periods indicated:

	Fiscal Years Ended April
	2007	2006	2005
Net sales	100.0%	100.0%	100.0%
Cost of products sold	86.2	82.6	83.4
Gross profit	13.8	17.4	16.6
Operating expenses	(16.5)	(15.9)	(17.6)
Other operating expenses, net	(0.6)	(0.3)	(0.8)
Operating income (loss)	(3.3)	1.2	(1.8)
Other income (expense)
Investment income	0.3	0.2	0.1
Interest expense	(1.4)	(1.2)	(1.2)
Other, net	0.9	—	(0.1)
Income (loss) from continuing operations before income taxes	(3.5)	0.2	(3.0)
Provision for income taxes	(0.9)	(0.4)	(0.1)
Net loss from continuing operations	(4.4)	(0.2)	(3.1)
Discontinued operations	(0.1)	(1.0)	(3.7)
Net loss	(4.5)%	(1.2)%	(6.8)%

Consolidated Results in Fiscal Year 2007 Compared to Fiscal Year 2006

Consolidated Results:

The following table presents net loss and diluted loss per share for fiscal 2007 and 2006 (amounts in thousands, except per share data):

	2007		2006
	Amount	% of Net Sales	Amount	% of Net Sales	Change	% Change
Net loss from continuing operations	$(87,650)	(4.4)%	$(6,065)	(.2)%	$(81,585)	NM
Net loss	(89,961)	(4.5)	(28,437)	(1.2)	(61,524)	(216.4)%
Diluted loss per share	$(1.41)		$(.48)

NM—Not meaningful

The substantial increase to the net loss from continuing operations during fiscal 2007 stems from lower sales in all areas of our operations, partially offset by lower operating and other expenses (net). Losses from discontinued operations following the sale of our retail and financial services businesses in calendar 2005 were significantly lower in fiscal 2007 and consisted of ongoing general and administrative expenses.

Net Sales

The following table presents consolidated net sales by group for fiscal 2007 and 2006 (amounts in thousands):

	2007		2006
	Amount	% of Net Sales	Amount	% of Net Sales	Change	% Change
RV Group	$1,441,810	71.8%	$1,612,217	66.3%	$(170,407)	(10.6)%
Housing Group	518,258	25.8	795,596	32.7	(277,338)	(34.9)
Supply Group	47,854	2.4	50,214	2.1	(2,360)	(4.7)
Intercompany sales	—	—	(25,627)	(1.1)	25,627	100.0
Net sales	$2,007,922	100.0%	$2,432,400	100.0%	$(424,478)	(17.5)

The prior year period included 53 operating weeks rather than the typical 52 weeks for the current year. RV sales in fiscal 2007 were negatively impacted by the absence of travel trailer sales of emergency living units. In addition, a softer motor home market early in the fiscal year affected the rest of the RV market segments late in our fiscal year. Housing Group sales suffered from the loss of disaster relief sales, community/park developer business that did not recur in the current year, decreased sales to the formerly company-owned retail business, and general weakness in the housing market.

Consolidated Net Sales, Cost of Sales, and Gross Profit

The following table presents consolidated net sales, cost of sales, and gross profit for fiscal 2007 and 2006 (amounts in thousands):

	2007		2006
	Amount	% of Net Sales	Amount	% of Net Sales	Change	% Change
Net sales	$2,007,922	100.0%	$2,432,400	100.0%	$(424,478)	(17.5)%
Cost of sales	1,730,536	86.2	2,009,708	82.6	(279,172)	(13.9)
Gross profit	$277,386	13.8%	$422,692	17.4%	$(145,306)	(34.4)

Gross margin declined from a prior-year level that was elevated by higher production volumes and manufacturing efficiencies associated with the disaster relief sales. Additionally, competitive markets and a shift away from higher-margin products reduced consolidated gross margin.

Operating Expenses

The following table presents operating expenses for fiscal 2007 and 2006 (amounts in thousands):

	2007		2006
	Amount	% of Net Sales	Amount	% of Net Sales	Change	% Change
Selling	$58,773	2.9%	$62,092	2.5%	$(3,319)	(5.3)%
Warranty and service	103,299	5.1	120,593	5.0	(17,294)	(14.3)
General and administrative	169,828	8.5	204,448	8.4	(34,620)	(16.9)
Operating expenses	$331,900	16.5%	$387,133	15.9%	$(55,233)	(14.3)

Lower operating expenses, which include selling, warranty and service, and general and administrative expenses, were attributable to headcount and expense reductions from restructuring initiatives and lower incentive compensation costs. Also, lower warranty expense resulted from lower sales and a return to a more cost-effective factory-based service, rather than a centralized service operation.

Other Operating Expenses, net

Other operating expense, net, in fiscal 2007 included approximately $14.0 million for one-time employee separation costs related to several plant closings and restructuring efforts, and $2.8 million of impairment charges on idle facilities, partially offset by $4.3 million of gains from the sale of idle facilities. Other operating expenses in fiscal 2006 consisted of $5.0 million of severance costs, $1.6 million of impairment charges on idle facilities, and a $0.5 million gain on sales of fixed assets.

Other Income (Expense)

Other income (expense) consisted of investment income, interest expense, and miscellaneous other income. Investment income increased to $5.9 million from $5.4 million in the prior year due to higher average interest rates earned on invested funds. Interest expense declined to $28.5 million from $29.7 million due to lower borrowings, the effect of the repayment of the deferred distributions on the 6% convertible trust preferred securities in February 2006, and the redemption of $50 million in face value of the same securities in June 2006, partially offset by interest expense of $2.9 million recorded on the Coleman judgment, pending the outcome of an appeals process. The redemption also generated other income of $18.5 million representing a pre-tax gain on the purchase and resulted in the cancellation of one million shares or 24.8% of the previously outstanding 6% convertible trust preferred securities at a discount to par value.

Provision for Income Taxes

The current-year tax provision was principally due to $14.7 million of non-cash adjustments to the carrying amount of the deferred tax asset as a result of changes in our tax planning strategies. Our decision to market for sale certain appreciated real estate properties reduced remaining unrealized gains that would be available to realize the carrying value of the deferred tax asset by $11.1 million. Earlier in fiscal 2007, the realization of gains from the repurchase of the 6% convertible trust preferred securities at a discount to book value resulted in a similar adjustment in the amount of $3.6 million. The income tax provision also included state tax liabilities in several states, with no offsetting tax benefits in others. The prior year tax provision resulted primarily from the effect of an increase in the partial valuation allowance attributed to our deferred tax assets of $5.7 million. This change resulted from a reduction in the estimated benefit of various available tax strategies, which, if executed, are intended to generate sufficient taxable income to realize the remaining net deferred tax asset.

Recreational Vehicles:

The following table presents RV Group net sales by division for fiscal 2007 and 2006 (amounts in thousands):

	2007		2006
	Amount	% of Net Sales	Amount	% of Net Sales	Change	% Change
Motor homes	$961,925	66.7%	$976,698	60.6%	$(14,773)	(1.5)%
Travel trailers	391,310	27.2	551,501	34.2	(160,191)	(29.0)
Folding trailers	88,575	6.1	84,018	5.2	4,557	5.4
Net sales	$1,441,810	100.0%	$1,612,217	100.0%	$(170,407)	(10.6)

Recreational vehicle sales for the year fell, mainly due to the absence this year of $135.5 million of travel trailer emergency shelter unit sales to FEMA. The decline in motor home revenues was mainly due to a weak market as consumer concerns regarding volatile fuel prices and rising interest rates negatively affected the market. The retail market for motor homes for calendar year 2006 was down 9.9% compared to a drop of 16.0% for our retail activity caused mainly by the lack of low-priced and fuel-efficient Class C units in our product line. We introduced two low-priced Class C models in the spring and expect to introduce a more fuel-efficient Class C product later in calendar 2007.

Travel trailer sales to independent dealers, which exclude $135.5 million of FEMA sales to the Gulf Coast region in the prior year, were off 5.9%, reflecting softer industry conditions that began in the latter part of the calendar year 2006. The retail market for travel trailers for calendar year 2006 was off 1.7% after being positive for most of the year. Our retail sales for the same period were down by 22.8%, mainly due to a lack of competitive products in several product segments in the early part of the year. Subsequently, we introduced new products and brands and, in the last six months through April 2007, industry shipments declined 19.7% versus our shipments declining only 2.8%, providing strong evidence that our new products are being positively received by our dealers.

Folding trailer revenues were up from the prior year despite a decrease of 7.7% in unit sales, which reflects a shift in product mix to higher-priced products. The folding trailer retail market was off about 6.0% for the calendar year, while sales of Fleetwood’s products were down only 2.2%, resulting in market share growth from 37.9% to 39.4% for the year.

Gross margin for the RV Group declined from 13.3% to 10.8% reflecting elevated margins in the prior year generated by efficiencies from the production of 10,561 disaster relief units. Current year inefficiencies and incremental costs related to the introduction of a significant number of new products also contributed to the negative comparison. Motor home and folding trailer gross margins were favorably influenced by lower labor costs stemming from improved efficiencies in the current year.

Operating expenses for the RV Group were $207.1 million, $6.6 million lower than the prior year but higher as a percentage of sales, rising from 13.3% in the prior year to 14.4% for the current period. The decrease in expenses was due to improved warranty costs and lower general and administrative expenses related to restructuring initiatives, partially offset by higher selling costs for the national dealer meeting and marketing materials for major new model introductions.

Other operating expenses of $10.6 million were up $9.6 million from the prior year related mostly to restructuring costs from the closure of five travel trailer plants.

The following table presents division operating income (loss) for fiscal 2007 and 2006 (amounts in thousands):

	2007		2006
	Amount	% of Net Sales	Amount	% of Net Sales	Change	% Change
Motor homes	$12,122	1.3%	$5,364	0.5%	$6,758	126.0%
Travel trailers	(65,301)	(16.7)	1,067	0.2	(66,368)	NM
Folding trailers	(9,237)	(10.4)	(6,215)	(7.4)	(3,022)	(48.6)
RV Group	$(62,416)	(4.3)	$216	0.0	$(62,632)	NM

Manufactured Housing:

The following table presents Housing Group net sales for fiscal 2007 and 2006 (amounts in thousands):

	2007		2006
	Amount	% of Net Sales	Amount	% of Net Sales	Change	% Change
Wholesale sales	$518,258	100.0%	$795,596	100.0%	$(277,338)	(34.9)%

Results for the Housing Group consist of factory wholesale revenues. In the prior year, results also included sales to our retail business prior to its divestiture in August 2005. Transactions with our retail business prior to the sale were eliminated in consolidation. In the current presentation, revenues for the retail business are included in the results of discontinued operations.

In addition to the continued effects of difficult industry conditions, the negative sales comparison reflects prior-year sales of $86.8 million in sales for hurricane disaster relief, $136 million in sales to community/park operators and $25.6 million of intercompany sales to the sold retail business. In the current year, those sales were substantially less or in the case of disaster relief, non-existent. Manufactured homes are sold as single-section or multi-section units. Multi-section units typically are built in two, three or four sections. The average selling price per home increased 11.4% over the prior year from $35,078 to $39,093. Most of this change was attributable to abnormally low prices in the prior year related to a large number of shipments of special single-section homes to assist in hurricane disaster relief. Excluding these special units, the average price per home increased 7.6%, which more closely approximates material cost increases.

Year over year, manufactured housing industry shipments for calendar 2006 were down 19.7% to 117,371, a 45-year low. Our unit volume for the similar period declined 36.3% with single-section sales off by 55.7% and multi-section homes down 26.2%. Our overall market share, based on wholesale shipments for the 2006 calendar year, fell to 12.9% from 16.3% in calendar year 2005. The Group’s market share for multi-section homes also fell from 16.5% to 13.7%, while its share of the single-section market declined from 15.8% to 10.9%. This loss of market share was principally attributed to the sale of company-owned stores in August 2005. Of the 125 stores that were sold, approximately half were subsequently closed or are no longer buying Fleetwood products. Additionally, sales to community and park operators were lower in the current period.

Despite substantial sales related to the impact of hurricanes in 2004 and 2005, the underlying manufactured housing market continued to be adversely affected by the limited availability of retail financing, as well as competition from conventional builders benefiting from low mortgage rates and more liberal financing. In addition, traditionally strong manufactured housing markets, such as California, Arizona, and parts of the Southeast, particularly Florida, developed weakness in calendar 2006.

Gross profit margins decreased from 24.3% to 21.4%, reflecting higher margins in the prior year associated with efficiencies from the production of 3,174 disaster relief units, aggressive pricing necessary to compete in a tightening market, higher labor costs from operating for partial weeks, and fixed manufacturing overheads being spread over fewer units.

Operating expenses declined $36.8 million or 24.4% to $113.8 million. The decrease was attributable to lower general and administrative expenses and a significant reduction in selling and warranty expenses as a result of decentralizing operations.

Other operating expenses decreased $4.1 million from the prior year. Current-year expenses include $2.8 million of impairment charges and $1.5 million of severance and restructuring costs, offset by $4.3 million in gains from the sale of idle facilities. Prior-year expenses included $1.6 million of impairment charges and $3.0 million of severance and restructuring costs, partially offset by $0.8 million of gains from sales of fixed assets.

Supply Operations:

The Supply Group contributed revenues of $161.2 million for fiscal year 2007 compared to $209.7 million in the prior year, of which $47.9 million and $50.2 million, respectively, were sales to third party customers. Operating income decreased from $2.2 million in the prior year to $1.7 million in fiscal 2007 mainly due to the lower sales.

Discontinued Operations:

In March 2005, we announced our intention to exit the manufactured housing retail and financial services businesses and most of these operations were sold by August 2005. The businesses are presented as discontinued operations in our financial statements. Losses from discontinued operations were $2.3 million in the current year compared to a loss of $22.4 million in the prior year. The current-year loss consists of general and administrative costs associated with wind-down and closure activities.

Consolidated Results in Fiscal Year 2006 Compared with Fiscal Year 2005

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

Net Sales

The following table presents consolidated net sales by group for fiscal 2006 and 2005 (amounts in thousands):

	2006		2005
	Amount	% of Net Sales	Amount	% of Net Sales	Change	% Change
RV Group	$1,612,217	66.3%	$1,659,882	69.9%	$(47,665)	(2.9)%
Housing Group	795,596	32.7	785,547	33.1	10,049	1.3
Supply Group	50,214	2.1	57,020	2.4	(6,806)	(11.9)
Intercompany sales	(25,627)	(1.1)	(127,737)	(5.4)	102,110	79.9
Net sales	$2,432,400	100.0%	$2,374,712	100.0%	$57,688	2.4

Consolidated net sales increased by 2.4% or $57.7 million. RV sales were generally weak throughout the year, although sales of travel trailers for use as emergency shelter in the Gulf Coast region provided a boost to revenues and reduced the year-over-year decline to 2.9%. Manufactured housing revenues increased by 1.3%, also assisted by the sale of units intended for use as emergency shelter, partially offset by lower sales to former company-owned retail stores, a number of which were closed following their sale. Intercompany sales to the retail housing business, before its sale in August 2005, are excluded from consolidated revenues. Revenues from both the retail and financial services businesses are presented separately as part of discontinued operations.

Consolidated Net Sales, Cost of Sales, and Gross Profit

The following table presents consolidated net sales, cost of sales, and gross profit for fiscal 2006 and 2005 (amounts in thousands):

	2006		2005
	Amount	% of Net Sales	Amount	% of Net Sales	Change	% Change
Net sales	$2,432,400	100.0%	$2,374,712	100.0%	$57,688	2.4%
Cost of sales	2,009,708	82.6	1,979,482	83.4	30,226	1.5
Gross profit	$422,692	17.4%	$395,230	16.6%	$27,462	6.9

Gross profit margin increased to 17.4% of sales compared to 16.6% last year. A significant focus was placed on more effectively managing production schedules and improving plant efficiencies. The additional unit volume from the production of emergency shelter units also enabled plants to operate with higher capacity utilization, particularly those in the travel trailer business, where margins had previously been negatively impacted from producing lower volumes of a wide variety of unique products. Also, the prior-year margins were impacted by inefficiencies associated with vacillating RV production rates during the second half of fiscal 2005 to align inventories and supply with weakening demand. Certain areas of our business continued to experience rising raw material costs as prices for oil, aluminum, copper, and other commodities increased. Higher fuel prices also contributed to an increase in shipping costs.

Operating Expenses

The following table presents operating expenses for fiscal 2006 and 2005 (amounts in thousands):

	2006		2005
	Amount	% of Net Sales	Amount	% of Net Sales	Change	% Change
Selling	$62,092	2.5%	$76,642	3.2%	$(14,550)	(19.0)%
Warranty and service	120,593	5.0	131,290	5.5	(10,697)	(8.1)
General and administrative	204,448	8.4	212,255	9.0	(7,807)	(3.7)
Operating expenses	$387,133	15.9%	$420,187	17.7%	$(33,054)	(7.9)

A restructuring of the housing sales organization contributed to a reduction in selling costs combined with lower overall expenditures on strategic ventures and marketing initiatives. Warranty expenses for both groups declined due to lower incurred warranty costs combined with lower reserves. Responsibility for service and warranty work was transitioned back to the manufactured housing and travel trailer plants during the year and this, combined with initiatives to manage quality issues, had a positive impact on costs in this area. General and administrative expenses decreased due to lower workers’ compensation costs, consulting costs, and headcount reductions, partially offset by higher variable compensation costs.

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

Recreational Vehicles:

The following table presents RV Group net sales by division for fiscal 2006 and 2005 (amounts in thousands):

	2006		2005
	Amount	% of Net Sales	Amount	% of Net Sales	Change	% Change
Motor homes	$976,698	60.6%	$1,097,091	66.1%	$(120,393)	(11.0)%
Travel trailers	551,501	34.2	477,610	28.8	73,891	15.5
Folding trailers	84,018	5.2	85,181	5.1	(1,163)	(1.4)
Net sales	$1,612,217	100.0%	$1,659,882	100.0%	$(47,665)	(2.9)

In calendar 2005, our motor home market share declined slightly to 17.5% and retail unit sales decreased by 9.2% compared to calendar 2004. In fiscal 2006 compared to fiscal 2005, wholesale revenues were down by a greater 11.0%. This was largely in line with the experience of the industry, which was impacted by adverse trends in consumer confidence stemming mostly from volatile fuel prices. In calendar

2006, we experienced market share growth in the Class C and diesel segments with market erosion in the Class A gas segment, primarily in the entry-level and high-line gas products.

Travel trailer sales were up 15.5% in fiscal 2006 compared to fiscal 2005. Wholesale shipments benefited from the sale of emergency living units, which generated $121.6 million of additional revenue in fiscal 2006 compared to fiscal 2005. Sales to our traditional dealer network, in terms of units, decreased by approximately 13% and underlying retail unit sales were down by 3.3% in calendar 2005 compared to the previous year. This continued a trend of eroding market share particularly in the higher-priced fifth-wheel travel trailer class to 4.5% and conventional travel trailers to 10.6%, that can be attributed to a mismatch of value and features in our products relative to the competition.

Folding trailer sales were down 1.4%, but market share increased slightly to 38% as the industry was down nearly 17% for calendar 2005. A prolonged industry decline slowed considerably as this market showed some signs of recovery by the end of the fiscal year. We continue to maintain a dominant market share in this segment.

The RV Group generated $216,000 of operating income in fiscal 2006 compared to an operating loss of $39.2 million in the prior fiscal year. Despite sales that were lower by 2.9%, higher margins and lower operating expenses contributed to the improvement in operating results. Prior-year operating results also included a charge related to a $14.6 million judgment in the Coleman litigation.

The following table presents division operating income (loss) for fiscal 2006 and 2005 (amounts in thousands):

	2006		2005
	Amount	% of Net Sales	Amount	% of Net Sales	Change	% Change
Motor homes	$5,364	0.5%	$27,702	2.5%	$(22,338)	(80.6)%
Travel trailers	1,067	0.2	(40,897)	(8.6)	41,964	102.6
Folding trailers	(6,215)	(7.4)	(25,974)	(30.5)	19,759	76.1
RV Group	$216	0.0	$(39,169)	(2.4)	$39,385	100.6

Manufactured Housing:

The following table presents Housing Group net sales for fiscal 2006 and 2005 (amounts in thousands):

	2006		2005
	Amount	% of Net Sales	Amount	% of Net Sales	Change	% Change
Wholesale sales	$795,596	100.0%	$785,547	100.0%	$10,049	1.3%

Results for the Housing Group consist of factory wholesale revenues. In the prior year, results also included sales to our retail business prior to its divestiture in August 2005. Transactions with our retail business prior to the sale were eliminated in consolidation. In the current presentation, revenues for the retail business are included in the results of discontinued operations.

Revenues in fiscal 2006 were up 1.3% from the prior year, and included $25.6 million of intercompany sales to company-owned retail sales centers. Manufacturing unit volume decreased 5.3% to 22,681 homes, and the total number of housing sections was down 7.8% to 37,695 due to a shift in sales mix toward single-section homes. Multi-section homes represented 64% of factory shipments for the fiscal year versus 68% last year.

Sales volume was improved over the prior year because of significant sales of emergency shelter product in response to hurricane damage in the Gulf Coast region. This was partially offset by lower sales to manufactured housing community developers and to divested company-owned stores.

Gross profit margin of 24.3% of sales was a 2.1% increase over the prior year. Operating costs decreased $13.2 million or 8% as a result of lower selling and product warranty expenses following a reorganization of these functions. Other operating expenses also decreased by $1.2 million, primarily due to charges in the prior year, including $1.9 million of impairment, $0.8 million for severance and $1.7 million in litigation costs. Overall results improved from an operating profit of $6.4 million to $38.8 million.

Supply Operations:

Including intercompany sales, our Supply Group contributed revenues of $209.7 million in fiscal 2006 compared to $232.8 million in fiscal 2005, of which $50.2 million and $57.0 million, respectively, were sales to third-party customers. Operating income from sales to third party customers declined from $3.8 million to $2.2 million primarily as a result of lower margins and a gain on the sale of the drapery operation in the prior year.

Discontinued Operations:

In March 2005, we announced our intention to exit the manufactured housing retail and financial services businesses, and most of these operations were sold in August 2005. The businesses are presented as discontinued operations in our financial statements. Losses from discontinued operations were $2.3 million in the current year compared to a loss of $22.4 million in the prior year. The current year loss consists of general and administrative costs associated with wind-down and closure activities.

Liquidity and Capital Resources

We use external funding sources, including the issuance of debt and equity instruments, to supplement working capital, fund capital expenditures, and meet internal cash flow requirements on an as-needed basis. Cash totaling $37.1 million was used by operating activities during fiscal 2007 compared to cash generated of $31.5 million for fiscal 2006. In fiscal 2007, the loss from continuing operations, adjusted for non-cash items but excluding the effects of changes in assets and liabilities during the year, used $63.4 million of cash. Changes in remaining working capital balances provided $26.3 million in cash, primarily due to a reduction in receivables of $30.9 million related to lower travel trailer and housing volumes. In fiscal 2006, cash generated by operations resulted primarily from $55.8 million in lower inventories partially offset by a decrease in accruals.

Capital expenditures in fiscal 2007 totaled $8.3 million compared to $15.8 million in the prior year. Additionally, proceeds from the sale of idle facilities generated $10.2 million this year compared to $4.0 million last year.

Borrowings under our secured syndicated credit facility, led by Bank of America, N.A., as administrative agent, including the term loan, declined by $2.7 million in fiscal 2007. These borrowing arrangements are discussed in more detail below. We purchased and cancelled one million shares or 24.8% of our previously outstanding 6% convertible trust preferred securities in July 2006. The transaction price of $31 per share represented a discount of approximately 39% from the par value of $50 per share, taking into account accrued and unpaid interest. Long-term debt was reduced by $50 million and we recorded a pre-tax gain of approximately $18.5 million in other income.

Net cash used by discontinued operations was $2.3 million compared to cash provided of $41.8 million in the prior year. The cash used in fiscal 2007 related mostly to administrative costs incurred in connection with the wind-down of operations. Net cash generated by discontinued operations in the prior year generally related to the sale of company-owned retail housing stores, partially offset by the repayment of related debt and operating losses for that period.

As a result of the above-mentioned changes, cash and marketable investments decreased by $69.6 million from $145.9 million as of April 30, 2006, to $76.3 million as of April 29, 2007.

Credit Agreements:

In January 2007, the agreement governing our credit facility with a syndicate of lenders led by Bank of America was renewed and extended until July 31, 2010. We originally entered into the agreement in July 2001, and it was amended on several occasions prior to the most recent renewal. The new amended and restated agreement incorporates prior amendments and makes additional changes, but continues to provide for a revolving credit facility, a term loan, and a real estate sub-facility to the revolver.

In the January renewal, at our request, gross loan commitments for the three components of the facility were reduced to $182 million from May through November, with a seasonal uplift to $207 million from December through April. The reduced size of the commitments, in part, reflects our exit from the manufactured housing retail and financial services businesses, which were designated as discontinued operations and subsequently sold in the second quarter of fiscal 2006. The size of the new facility more closely matches the availability provided by the current borrowing base. The commitments to the term loan and real estate sub-facility, which had been reduced through quarterly amortization to net values of $17.3 million and $10.9 million, respectively, at the end of our fiscal year were subsequently increased by $3.9 million and $3.7 million, respectively, with the completion of updated real estate appraisals in June 2007. In addition, when appraisals were updated and the term loan was increased, the maturity date of the term loan was extended from July 31, 2007 to July 31, 2010. On the first day of each fiscal quarter beginning January 29, 2007, we are required to repay $786,000 in principal on the term loan and the ability to borrow under the real estate sub-facility is reduced by $375,000.

The amended facility continues to include restrictions regarding additional indebtedness, business operations, liens, guaranties, transfers and sales of assets, and transactions with subsidiaries or affiliates. The amended facility also contains customary events of default that would permit the lenders to accelerate repayment of borrowings under the amended facility if not cured within applicable grace periods, including the failure to make timely payments under the amended facility or other material indebtedness and the failure to meet certain covenants.

Under the prior facility, real estate with an approximate appraised value of $108 million was pledged as security, which included excess collateral of $50 million. Under the amended facility, total real estate collateral was reduced to approximately $77.5 million, and the excess collateral component reduced to $20 million. The reduction of over $30 million in collateral was driven by the lower loan commitments under the amended facility.

In May 2007, the credit facility was further amended to reset the financial performance covenant at levels that more closely approximate our expectations of future operating results. As part of the amendment, we agreed to restore $5 million in real estate collateral to the excess collateral pool for the benefit of the syndicate, increasing the total of such excess collateral to $25 million.

After giving effect to the extended maturity date of the term loan, the aggregate short-term balance outstanding on the revolver and term loan was $5.3 million as of April 29, 2007 and $5.7 million as of April 30, 2006. An additional $14.1 million of the term loan was included in long-term borrowings as of April 29, 2007, and an additional $16.5 million of the term loan was included in long-term borrowings as of April 30, 2006. The revolving credit line and term loan bear interest, at our option, at variable rates based on either Bank of America’s prime rate or one, two or three-month LIBOR.

As of April 29, 2007, the net loan commitments for the credit facility stood at $198.2 million, comprised of $180.9 million for the revolver and $17.3 million for the term loan. Our borrowing capacity, however, is governed by the amount of a borrowing base, consisting primarily of inventories and accounts receivable, that fluctuate significantly. The borrowing base is revised weekly for changes in receivables and monthly for changes in inventory balances. At year-end, the borrowing base totaled $145.3 million. After consideration of outstanding borrowings and standby letters of credit of $69.1 million, unused borrowing capacity (availability) was approximately $56.7 million. Borrowings are secured by receivables, inventory and certain other assets, primarily real estate, and are used for working capital and general corporate purposes. Under the senior credit agreement, Fleetwood Enterprises, Inc. is a guarantor of the borrowings and letters of credit of its wholly owned subsidiary, Fleetwood Holdings, Inc. We are subject to a springing covenant that requires minimum levels of earnings before interest, taxes, depreciation, and amortization, but only if our average daily liquidity, defined as cash, cash equivalents, and unused borrowing capacity, falls below a prescribed minimum level. This minimum, which is measured monthly, was also reduced under the January 2007 renewal from $90 million to $50 million. In addition, the current agreement requires testing of the covenant if liquidity falls below $25 million on any single day or average daily availability is below $20 million in any particular month.

Dividends and Distributions:

On October 30, 2001, we announced that we would discontinue the payment of dividends. Any future resumption of dividends on our common stock would be at the discretion of our board of directors, and is not currently contemplated.

Other:

In the opinion of management, the combination of existing cash resources, expected future cash flows from operations, and available lines of credit will be sufficient to satisfy our foreseeable cash requirements for the next 12 months, including up to $20 million for capital expenditures in fiscal 2008, to be utilized primarily for enhancements to manufacturing facilities.

Contracts and Commitments

The table below shows our payment obligations for long-term debt, capital leases, operating leases and purchase obligations for the next five years and beyond as of April 29, 2007 and the effects those obligations are expected to have on liquidity and cash flow in future periods:

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Amounts in thousands)
5% convertible senior subordinated debentures(1)(2)	$108,178	$5,000	$103,178	$—	$—
6% convertible subordinated debentures(1)(3)	349,001	9,075	18,150	18,150	303,626
Other long-term debt (excluding capital lease obligations)(1)	21,583	4,593	8,325	8,195	470
Capital lease obligations(1)	5,508	2,668	2,798	42	—
Operating leases(4)	9,115	3,082	4,282	1,751	—
Other long-term liabilities:
Deferred compensation and non-qualified retirement plans(1)	40,380	5,223	8,525	4,781	21,851
Insurance reserves	53,189	18,629	34,560	—	—
Warranty	69,179	45,926	23,253	—	—
Total	$656,133	$94,196	$203,071	$32,919	$325,947

(1)          The 5% convertible senior subordinated debentures, 6% convertible subordinated debentures, long-term debt obligations, capital lease obligations and deferred compensation and non-qualified retirement plans include both principal and interest commitments for the periods presented. The interest commitment on the deferred compensation is based on an estimated average of the prime rate of 8.25%. The interest commitment on our 5% convertible senior subordinated debentures, our 6% convertible subordinated debentures, as well as other fixed rate debt included in other long term debt above are based on their stated rates. The interest commitment on the Bank of America term loan is based on the rate discussed in Note 12.

(2)          Holders of the $100 million aggregate principal amount of the 5% convertible senior subordinated debentures due in 2023, which are more fully described in Note 13, have the ability, in whole or in part, to require us to repurchase these debentures as early as December 15, 2008, and the payment maturity above has been presented accordingly. We may, at our option, elect to pay the repurchase price in cash, common stock or a combination thereof.

(3)          Includes $8.9 million of an obligation that represents the purchase by us of the common shares of the underlying trust. Our net obligation to third parties is reduced by a similar amount.

(4)          Some of our facilities are leased under terms that range from monthly to five years. Also included in the above amounts are equipment leases. Management expects that in the normal course of business, leases will be renewed or replaced by other leases to support continuing operations.

Off-Balance Sheet Arrangements

We describe our aggregate contingent repurchase obligation in Note 17 to our financial statements and under Critical Accounting Policies in this Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Under the senior credit agreement, Fleetwood Enterprises, Inc. is a guarantor of the borrowings of Fleetwood Holdings, Inc., which includes most of our wholly owned manufacturing subsidiaries. The borrowings of Fleetwood Holdings, Inc. are included in our consolidated financial statements.

We describe our lease guarantees in Note 17 to our financial statements.

New Accounting Pronouncements

Fair Value Option

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115,” which permits an entity to measure many financial assets and financial liabilities at fair value that are not currently required to be measured at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS No. 159 amends previous guidance to extend the use of the fair value option to available-for-sale and held-to-maturity securities. The statement also establishes presentation and disclosure requirements to help financial statement users understand the effect of the election. This statement is effective for fiscal years beginning after November 15, 2007. Fleetwood is currently evaluating the impact of the adoption of SFAS No. 159.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurement where the FASB has previously determined that under those pronouncements fair value is the appropriate measurement. This statement does not require any new fair value measurements but may require companies to change current practice. This statement is effective for fiscal years beginning after November 15, 2007. Fleetwood is currently evaluating the impact of the adoption of SFAS No. 157 where fair value measurements are used.

Defined Benefit Pension and Other Postretirement Plans

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare, and other postretirement plans in their financial statements. The incremental effect of adopting SFAS No. 158 on Fleetwood’s financial statements at April 29, 2007 decreased accumulated other comprehensive income by approximately $2.1 million. See Note 9 and Note 10 of the notes to the consolidated financial statements for further discussion of the effect of SFAS No. 158.

Split-Dollar Life Insurance Arrangements

In September 2006, the Emerging Issues Task Force (EITF) reached consensus on EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” The scope of EITF No. 06-4 is limited to the recognition of a liability and related compensation costs for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods. EITF No. 06-4 is effective for fiscal years beginning after December 15, 2007. Fleetwood adopted EITF No. 06-4 early, in fiscal 2008, and its adoption did not have a material impact on Fleetwood’s results of operations or financial position.

Errors and Corrections

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108 which provides interpretive guidance on how the effects of the carryover or reversal of prior-year misstatements should be considered in quantifying a current year misstatement. SAB No. 108 is effective for fiscal years ending after November 15, 2006. Fleetwood adopted SAB No. 108 in its annual consolidated financial statements for fiscal 2007, and its adoption did not have a material impact on Fleetwood’s results of operations or financial position.

Income Taxes

In June 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes,” which supplements SFAS No. 109, “Accounting for Income Taxes,” by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. FIN No. 48 requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are to be recognized. Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. At adoption, companies must adjust their financial statements to reflect only those tax positions that are more likely than not to be sustained as of the adoption date. Any necessary adjustment would be recorded directly to retained earnings in the period of adoption and reported as a change in accounting principle. This Interpretation is effective as of the beginning of the first fiscal year beginning after December 15, 2006. Fleetwood adopted FIN No. 48 at the beginning of fiscal 2008 and its adoption is not expected to have a material impact on Fleetwood’s results of operations or financial position.

Variable Interest Entities

In April 2006, the FASB issued FASB Staff Position (FSP) FIN 46R-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46R,” which requires the variability of an entity to be analyzed based on the design of the entity. The nature and risks in the entity, as well as the purpose for the entity’s creation, are examined to determine the variability in applying FIN 46R, “Consolidation of Variable Interest Entities.” The variability is used in applying FIN 46R to determine whether an entity is a Variable Interest Entity (VIE), which interests are variable interests in the entity, and who is the primary beneficiary of the VIE. This statement is effective for all reporting periods beginning after June 15, 2006 and was adopted by Fleetwood at the beginning of the second quarter of fiscal 2007. This statement did not have a significant impact on Fleetwood’s financial condition or results of operations.

Life Insurance Policies

In March 2006, the FASB issued FSP No. FTB 85-4-1, “Accounting for Life Settlement Contracts by Third Party Investors.” FSP FTB 85-4-1 provides for a contract-by-contract irrevocable election to account for life settlement contracts on either a fair value basis, with changes in fair value recognized in the condensed consolidated statements of operations, or through use of the investment method. Under the investment method, the initial investment and continuing costs are capitalized; however, no income is recognized until the death of the insured party. The guidance of FSP FTB 85-4-1 will be effective for fiscal years beginning after June 15, 2006. Fleetwood adopted FSP FTB 85-4-1 as of the beginning of fiscal 2008, and its adoption did not have a material impact on Fleetwood’s results of operations or financial position.

In September 2006, the EITF reached a conclusion on EITF Issue No. 06-5, “Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance.” The scope of EITF No. 06-5 consists of three separate issues relating to accounting for life insurance policies purchased by entities protecting against the loss of “key persons.” The three issues are clarifications of previously issued guidance on FASB Technical Bulletin No. 85-4. Fleetwood adopted EITF No. 06-5 as of the beginning of fiscal 2008, and its adoption did not have a material impact on Fleetwood’s results of operations or financial position.

Share-Based Payment

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” Previously, Fleetwood accounted for share-based payments under the provisions of Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees” and disclosed share-based payment expense as if accounted for under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Under the provisions of SFAS No. 123R, a public entity is required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award.

Fleetwood adopted SFAS No. 123R effective with the beginning of the first quarter of fiscal 2007, as discussed further in Note 2 and Note 19 to the financial statements.

In November 2005, the FASB issued FSP SFAS No. 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” FSP SFAS No. 123R-3 provides an elective alternative transition method to SFAS No. 123R in accounting for the tax effects of share-based payment awards to employees. The elective method utilizes a computational component that establishes a beginning balance of the Additional Paid-In Capital (APIC) pool related to employee compensation and a simplified method to determine the subsequent impact on the APIC pool of employee awards that are fully vested and outstanding upon the adoption of SFAS No. 123R. The impact on the APIC pool of awards partially vested upon, or granted after, the adoption of SFAS No. 123R is determined in accordance with the guidance in SFAS No. 123R. Fleetwood did not adopt the transition election of FSP SFAS No. 123R-3.

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

The provisions in SFAS No. 151 are effective for inventory costs incurred subsequent to the beginning of the first quarter of fiscal 2007 and did not have a material impact on Fleetwood’s results of operations or financial position.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks related to fluctuations in interest rates on marketable investments, investments underlying a company-owned life insurance program (COLI), and variable rate debt under the secured credit facility. In addition, market-related changes to our 6% convertible trust preferred securities indirectly may impact the amount of the deferred tax valuation allowance, which currently depends on available tax strategies, including the unrealized gains on these securities. We do not currently use interest rate swaps, futures contracts or options on futures, or other types of derivative financial instruments.

The vast majority of our marketable investments are in institutional money market funds or fixed rate securities with average original maturity dates of two weeks or less, minimizing the effect of interest rate fluctuations on their fair value.

With respect to the company-owned life insurance program, the underlying investments are subject to both interest rate risk and equity market risk.

For variable rate debt, changes in interest rates generally do not influence fair market value, but do affect future earnings and cash flows. Based upon the amount of variable-rate debt outstanding at the end of the year, and holding the variable-rate debt balance constant, each one percentage point increase in interest rates occurring on the first day of an annual period would result in an increase in interest expense of approximately $195,000. For both fixed-rate loans and debt, changes in interest rates generally affect the fair market value, but not earnings or cash flows. Currently, the effects of such changes on our financial statements are not expected to be material.

We do not believe that future market equity or interest rate risks related to our marketable investments or debt obligations will have a material impact on our results.

Item 8. Financial Statements and Supplementary Data

FLEETWOOD ENTERPRISES, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE
FOR THE YEAR ENDED APRIL 29, 2007

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Fleetwood Enterprises, Inc.

We have audited the accompanying consolidated balance sheets of Fleetwood Enterprises, Inc. as of April 29, 2007 and April 30, 2006, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended April 29, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on theses financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fleetwood Enterprises, Inc. at April 29, 2007 and April 30, 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended April 29, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Fleetwood Enterprises, Inc.’s internal control over financial reporting as of April 29, 2007 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 6, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Orange County, California
July 6, 2007

Report of Independent Registered Public Accounting Firm on
Internal Control over Financial Reporting

Board of Directors and Shareholders
Fleetwood Enterprises, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Fleetwood Enterprises, Inc., maintained effective internal control over financial reporting as of April 29, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Fleetwood Enterprises Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Fleetwood Enterprises, Inc. maintained effective internal control over financial reporting as of April 29, 2007, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Fleetwood Enterprises, Inc. maintained, in all material respects, effective internal control over financial reporting as of April 29, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balances sheets of Fleetwood Enterprises, Inc. as of April 29, 2007 and April 30, 2006 and the related consolidated statements of operations, changes in shareholders’ equity, and cash flow for each of the three years in the period ended April 29, 2007, and our report dated July 6, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Orange County, California
July 6, 2007

FLEETWOOD ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

	Years Ended April
	2007	2006	2005
Net sales:
RV Group	$1,441,810	$1,612,217	$1,659,882
Housing Group	518,258	795,596	785,547
Supply Group	47,854	50,214	57,020
Intercompany sales	—	(25,627)	(127,737)
	2,007,922	2,432,400	2,374,712
Cost of products sold	1,730,536	2,009,708	1,979,482
Gross profit	277,386	422,692	395,230
Operating expenses	331,900	387,133	420,187
Other operating expenses, net	12,502	6,054	18,581
	344,402	393,187	438,768
Operating income (loss)	(67,016)	29,505	(43,538)
Other income (expense):
Investment income	5,902	5,437	2,385
Interest expense	(28,457)	(29,662)	(27,349)
Other, net	18,530	—	(2,724)
	(4,025)	(24,225)	(27,688)
Income (loss) from continuing operations before income taxes	(71,041)	5,280	(71,226)
Provision for income taxes	(16,609)	(11,345)	(1,351)
Loss from continuing operations	(87,650)	(6,065)	(72,577)
Loss from discontinued operations, net	(2,311)	(22,372)	(88,882)
Net loss	$(89,961)	$(28,437)	$(161,459)

	Years Ended April
	2007	2006	2005
Net loss per common share:
Loss from continuing operations	$(1.37)	$(.10)	$(1.31)
Loss from discontinued operations	$(.04)	$(.38)	$(1.61)
Net loss per common share	$(1.41)	$(.48)	$(2.92)
Basic and diluted weighted average common shares	63,964	59,506	55,332

See accompanying notes to consolidated financial statements.

FLEETWOOD ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	April 29, 2007	April 30, 2006
ASSETS
Cash	$52,128	$123,141
Marketable investments	24,161	22,768
Receivables	123,535	154,493
Inventories	174,910	177,832
Deferred taxes	7,847	14,374
Other current assets	11,256	16,851
Total current assets	393,837	509,459
Property, plant and equipment, net	192,229	217,458
Deferred taxes	46,488	54,682
Cash value of company-owned life insurance	22,956	29,938
Goodwill	6,316	6,316
Other assets	41,345	44,182
Total assets	$703,171	$862,035
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$52,226	$65,333
Employee compensation and benefits	50,766	53,267
Federal and state income taxes	2,961	2,217
Product warranty reserves	45,926	45,488
Insurance reserves	18,629	17,531
Other short-term borrowings	7,314	7,476
Accrued interest	7,526	7,197
Other current liabilities	69,970	67,728
Total current liabilities	255,318	266,237
Deferred compensation and retirement benefits	28,237	33,609
Product warranty reserves	23,253	21,635
Insurance reserves	34,560	36,268
Convertible senior subordinated debentures	100,000	100,000
Convertible subordinated debentures	160,142	210,142
Other long-term debt	17,508	23,199
Total liabilities	619,018	691,090
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $1 par value, authorized 10,000,000 shares, none outstanding	—	—
Common stock, $1 par value, authorized 150,000,000 shares, outstanding 64,111,000 shares at April 29, 2007, and 63,878,000 at April 30, 2006	64,111	63,878
Additional paid-in capital	493,174	488,906
Accumulated deficit	(475,194)	(385,233)
Accumulated other comprehensive income	2,062	3,394
	84,153	170,945
	$703,171	$862,035

See accompanying notes to consolidated financial statements.

FLEETWOOD ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Years Ended April
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from continuing operations	$(87,650)	$(6,065)	$(72,577)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	22,583	23,206	22,158
Amortization of financing costs	3,549	1,476	1,418
Stock based compensation expense	3,438	—	—
Asset impairment charges	2,800	1,550	1,900
Gain on investment securities transactions	(33)	(12)	(33)
Gains on sale of property, plant and equipment	(4,310)	(471)	(2,512)
Gain on redemption of convertible trust preferred securities	(18,530)	—	—
Non-cash charge on conversion of trust preferred securities	—	—	1,134
Deferred taxes	14,721	5,707	—
Changes in assets and liabilities—
Receivables	30,958	10,116	20,078
Inventories	2,922	55,759	(43,629)
Income tax receivable	—	4,021	(2,743)
Federal and state income taxes payable	744	2,217	—
Cash value of company-owned life insurance	6,982	7,008	11,863
Other assets	3,781	4,107	(5,880)
Accounts payable	(13,107)	(10,218)	(23,253)
Accrued interest	329	(45,249)	13,578
Employee compensation and benefits	(9,727)	(10,931)	(3,000)
Product warranty reserve	2,056	1,980	11,222
Other liabilities	1,427	(12,718)	10,367
Net cash provided by (used in) operating activities	(37,067)	31,483	(59,909)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available-for-sale	(21,391)	(10,876)	(8,039)
Proceeds from sale of investment securities available-for-sale	20,306	5,763	7,694
Purchases of property, plant and equipment	(8,259)	(15,842)	(33,724)
Proceeds from sales of property, plant and equipment	12,415	4,036	9,691
Net cash provided by (used in) investing activities	3,071	(16,919)	(24,378)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net	—	66,048	—
Repayment of borrowings	(5,853)	(34,932)	57,710
Redemption of convertible subordinated debentures	(30,385)	—	(20,767)
Proceeds from exercise of stock options	1,063	5,911	3,967
Net cash provided by (used in) financing activities	(35,175)	37,027	40,910
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash used in operating activities	(2,311)	(25,067)	(36,458)
Net cash provided by (used in) investing activities	—	144,917	(879)
Net cash used in financing activities	—	(78,100)	—
Net cash provided by (used in) discontinued operations	(2,311)	41,750	(37,337)
Foreign currency translation adjustment	469	1,951	1,994
Increase (decrease) in cash	(71,013)	95,292	(78,720)
Cash at beginning of year	123,141	27,849	106,569
Cash at end of year	$52,128	$123,141	$27,849

See accompanying notes to consolidated financial statements.

FLEETWOOD ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Amounts in thousands)

					Accumulated
	Common Stock		Additional		Other	Total
	Number		Paid-In	Accumulated	Comprehensive	Shareholders’
	of Shares	Amount	Capital	Deficit	Income (Loss)	Equity
BALANCE APRIL 25, 2004	52,075	$52,075	$390,107	$(195,337)	$(563)	$246,282
Comprehensive loss:
Net loss	—	—	—	(161,459)	—	(161,459)
Other comprehensive income:
Foreign currency translation	—	—	—	—	1,994	1,994
Investment securities, net of taxes	—	—	—	—	(4)	(4)
Comprehensive loss						(159,469)
Conversion of subordinated debentures to common stock	3,191	3,191	31,429	—	—	34,620
Stock options exercised	777	777	3,190	—	—	3,967
Amortization of restricted stock	—	—	56	—	—	56
BALANCE APRIL 24, 2005	56,043	56,043	424,782	(356,796)	1,427	125,456
Comprehensive loss:
Net loss	—	—	—	(28,437)	—	(28,437)
Other comprehensive income:
Foreign currency translation	—	—	—	—	1,951	1,951
Investment securities, net of taxes	—	—	—	—	16	16
Comprehensive loss						(26,470)
Common stock issued—private placement	7,000	7,000	59,048	—	—	66,048
Stock options exercised	835	835	5,076	—	—	5,911
BALANCE APRIL 30, 2006	63,878	63,878	488,906	(385,233)	3,394	170,945
Comprehensive loss:
Net loss	—	—	—	(89,961)	—	(89,961)
Other comprehensive income:
Defined benefit transition adjustment	—	—	—	—	(2,059)	(2,059)
Foreign currency translation	—	—	—	—	469	469
Investment securities	—	—	—	—	258	258
Comprehensive loss						(91,293)
Stock options exercised	233	233	830	—	—	1,063
Share-based compensation expense	—	—	3,438	—	—	3,438
BALANCE APRIL 29, 2007	64,111	$64,111	$493,174	$(475,194)	$2,062	$84,153

See accompanying notes to consolidated financial statements.

FLEETWOOD ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fleetwood is a manufacturer of recreational vehicles and manufactured housing. In addition, Fleetwood operates three supply companies that provide components for the recreational vehicle and housing operations, while also generating third-party sales.

Fleetwood’s business began in 1950 through the formation of a California corporation. The present company was incorporated in Delaware in 1977, and succeeded by merger to all the assets and liabilities of the predecessor company. Fleetwood conducts manufacturing activities in 15 states within the U.S., and to a much lesser extent in Mexico. Fleetwood also operated a manufactured housing retail business, Fleetwood Retail Corp. (FRC), and a financial services subsidiary, HomeOne Credit Corp. (HomeOne). These businesses were designated as discontinued operations in March 2005 and the majority of their assets were sold by August 2005.

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

Accounting period:

Fleetwood’s fiscal year ends on the last Sunday in April. The year-end dates for the past three fiscal years were April 29, 2007, April 30, 2006, and April 24, 2005. Fiscal year 2006 included 53 weeks whereas fiscal years 2007 and 2005 were 52 weeks long. The consolidated financial statements include the discontinued operations of FRC and HomeOne for the 12-month period ended April 29, 2007, the 13-month period ended April 30, 2006, and the 12-month period ended March 31, 2005.

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

Reclassification:

Certain amounts previously reported have been reclassified to conform with the fiscal 2007 presentation.

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

Manufacturing sales are generally made for cash, with most dealers financing their purchases under flooring arrangements with banks or finance companies. Products are not sold on consignment, dealers do not have the right to return products, and dealers are responsible for interest charges from floorplan lenders. On average, we receive payments from floorplan lenders for products sold to independent dealers within about 15 days of the invoice date.

Amounts billed to dealers for delivery of products are recognized as revenue with the corresponding delivery expense charged to cost of sales.

Dealer volume rebates and sales incentives:

Estimated costs related to dealer volume rebates and sales incentives are accrued as a reduction of revenue at the time products are sold.

Product warranty costs:

Fleetwood provides retail customers of its products with a one-year warranty covering defects in material or workmanship with longer warranties on certain structural components. Fleetwood records a liability based on the best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. Factors used in estimating the warranty liability include a history of units sold to customers, the average cost incurred to repair a unit, and a profile of the distribution of warranty expenditures over the warranty period. Product warranty costs are included in operating expenses.

Depreciation:

Depreciation is provided using the straight-line method based on the following estimated useful lives:

•        Buildings and improvements—10-40 years

•        Machinery and equipment—3-15 years

Depreciation expense includes the amortization of assets acquired under capital lease arrangements.

Research and development costs and advertising expense:

Fleetwood expenses research and development costs in the periods incurred. Expenditures for product research and development activities were $22.1 million in fiscal 2007, $24.4 million in fiscal 2006 and $28.7 million in fiscal 2005. Advertising expenditures, which are also expensed in the periods incurred, totaled $390,000 in fiscal 2007, $376,000 in fiscal 2006 and $889,000 in fiscal 2005.

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

FLEETWOOD ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash and cash equivalents:

Cash includes cash on hand, cash in banks, demand deposit accounts, money market funds, and readily marketable securities with original maturities of 90 days or less.

Marketable investments:

All marketable investments are classified as available-for-sale securities. Fleetwood does not hold investments classified as trading securities. Marketable investments classified as available-for-sale are reported on the consolidated balance sheet at their market value. The net unrealized gains or losses for these securities are reported, net of related taxes, as separate components of other comprehensive income (loss). Interest income from the securities portfolio is accrued as earned including the accretion of discounts and the amortization of premiums based on the original cost of each security. Realized gains or losses are recognized using the specific identification method.

Inventory valuation:

Inventories are valued at the lower of cost (first-in, first-out) or market. Manufacturing cost includes materials, labor, and manufacturing overhead.

Long-lived assets:

Fleetwood assesses the recoverability of its long-lived assets by determining whether their net book value can be recovered through projected cash flows over the remaining life. If projections indicate that the value of long-lived assets will not be recovered, an adjustment is made to reduce the asset to fair value based upon estimated cash flows over the life of the asset, including recoverability upon sale, where appropriate, or other estimates of fair value such as discounting future cash flows. Cash flow projections, although subject to a degree of uncertainty, are based on trends of historical performance and management’s estimate of future performance, giving consideration to existing and anticipated competitive, market, and economic conditions. Long-lived assets classified as held for sale, including assets in discontinued operations, are measured at the lower of their carrying amount or fair value less costs to sell. Fleetwood ceases to depreciate any long-lived assets classified as held for sale.

Discontinued operations:

Assets and liabilities expected to be sold or extinguished are presented separately on the consolidated balance sheets as assets or liabilities from discontinued operations. When components of Fleetwood are classified as held for sale, the results of operations of the components are presented separately in discontinued operations, net, for current and prior periods, with results reported in the period in which they occur.

Goodwill:

Goodwill is not amortized but is tested at least annually for impairment and expensed against earnings when the implied fair value of a reporting unit, including goodwill, is less than its carrying amount (see Note 8).

FLEETWOOD ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Insurance reserves:

Insurance reserves primarily represent estimated liabilities for products liability and workers’ compensation claims. Workers’ compensation reserves mainly consist of estimated case reserves on known claims, as well as a factor for incurred but not reported claims. Products liability reserves also include both case reserves on known claims as well as estimated liabilities for claims that have not been reported. Products liability reserves include estimated amounts for unpaid claims and claim adjustment expenses, which are based on historical experience and independent actuarial calculations.

Foreign currency translation:

For non-U.S. functional currency operations, assets and liabilities are translated to U.S. dollars at current exchange rates. Revenues and expenses are translated at the average rates for the period with all related adjustments recorded in other comprehensive income (loss) as a separate component of shareholders’ equity. For U.S. functional currency operations, monetary assets and liabilities denominated in foreign currencies are translated into U.S. dollars at current exchange rates with resulting gains or losses included in the statement of operations. Non-monetary assets and liabilities, as well as revenues and expenses are translated at rates of exchange in effect at the date of the transaction. Transactions denominated in a currency other than the functional currency of the operation are also recorded at rates of exchange in effect at the date of the transaction. Gains or losses on foreign currency transactions in fiscal years 2007, 2006 and 2005 were not material.

New accounting pronouncements:

Fair Value Option

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115,” which permits an entity to measure many financial assets and financial liabilities at fair value that are not currently required to be measured at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS No. 159 amends previous guidance to extend the use of the fair value option to available-for-sale and held-to-maturity securities. The statement also establishes presentation and disclosure requirements to help financial statement users understand the effect of the election. This statement is effective for fiscal years beginning after November 15, 2007. Fleetwood is currently evaluating the impact of the adoption of SFAS No. 159.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurement where the FASB has previously determined that under those pronouncements fair value is the appropriate measurement. This statement does not require any new fair value measurements but may require companies to change current practice. This statement is effective for fiscal years beginning after November 15, 2007. Fleetwood is currently evaluating the impact of the adoption of SFAS No. 157 where fair value measurements are used.

FLEETWOOD ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Defined Benefit Pension and Other Postretirement Plans

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare, and other postretirement plans in their financial statements. The incremental effect of adopting SFAS No. 158 on Fleetwood’s financial statements at April 29, 2007 decreased accumulated other comprehensive income by approximately $2.1 million. See Note 9 and Note 10 of the notes to the consolidated financial statements for further discussion of the effect of SFAS No. 158.

Split-Dollar Life Insurance Arrangements

In September 2006, the Emerging Issues Task Force (EITF) reached consensus on EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” The scope of EITF No. 06-4 is limited to the recognition of a liability and related compensation costs for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods. EITF No. 06-4 is effective for fiscal years beginning after December 15, 2007. Fleetwood adopted EITF No. 06-4 early, in fiscal 2008, and its adoption did not have a material impact on Fleetwood’s results of operations or financial position.

Errors and Corrections

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108, which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB No. 108 is effective for fiscal years ending after November 15, 2006. Fleetwood adopted SAB No. 108 in its annual consolidated financial statements for fiscal 2007, and its adoption did not have a material impact on Fleetwood’s results of operations or financial position.

Income Taxes

In June 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes,” which supplements SFAS No. 109, “Accounting for Income Taxes,” by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. FIN No. 48 requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are to be recognized. Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. At adoption, companies must adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any necessary adjustment would be recorded directly to retained earnings in the period of adoption and reported as a change in accounting principle. This Interpretation is effective as of the beginning of the first fiscal year beginning after December 15, 2006. Fleetwood adopted FIN No. 48 on April 30, 2007, and its adoption is not expected to have a material impact on Fleetwood’s results of operations or financial position.

FLEETWOOD ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Variable Interest Entities

In April 2006, the FASB issued FASB Staff Position (FSP) FIN 46R-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46R,” which requires the variability of an entity to be analyzed based on the design of the entity. The nature and risks in the entity, as well as the purpose for the entity’s creation, are examined to determine the variability in applying FIN 46R, “Consolidation of Variable Interest Entities.” The variability is used in applying FIN 46R to determine whether an entity is a Variable Interest Entity (VIE), which interests are variable interests in the entity, and who is the primary beneficiary of the VIE. This statement is effective for all reporting periods beginning after June 15, 2006 and was adopted by Fleetwood at the beginning of the second quarter of fiscal 2007. This statement did not have a significant impact on Fleetwood’s financial condition or results of operations.

Life Insurance Policies

In March 2006, the FASB issued FSP No. FTB 85-4-1, “Accounting for Life Settlement Contracts by Third Party Investors.” FSP FTB 85-4-1 provides for a contract-by-contract irrevocable election to account for life settlement contracts on either a fair value basis, with changes in fair value recognized in the condensed consolidated statements of operations, or through use of the investment method. Under the investment method, the initial investment and continuing costs are capitalized; however, no income is recognized until the death of the insured party. The guidance of FSP FTB 85-4-1 will be effective for fiscal years beginning after June 15, 2006. Fleetwood adopted FSP FTB 85-4-1 as of the beginning of fiscal 2008, and its adoption did not have a material impact on Fleetwood’s results of operations or financial position.

In September 2006, the EITF reached a conclusion on EITF Issue No. 06-5, “Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance.” The scope of EITF No. 06-5 consists of three separate issues relating to accounting for life insurance policies purchased by entities protecting against the loss of “key persons.” The three issues are clarifications of previously issued guidance on FASB Technical Bulletin No. 85-4. Fleetwood adopted EITF No. 06-5 as of the beginning of fiscal 2008, and its adoption did not have a material impact on Fleetwood’s results of operations or financial position.

Share-Based Payment

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” Previously, Fleetwood accounted for share-based payments under the provisions of Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees” and disclosed share-based payment expense as if accounted for under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Under the provisions of SFAS No. 123R, a public entity is required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award. Fleetwood adopted SFAS No. 123R effective with the beginning of the first quarter of fiscal 2007, as discussed further in Note 2 and Note 19.

In November 2005, the FASB issued FSP SFAS No. 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” FSP SFAS No. 123R-3 provides an elective alternative transition method to SFAS No. 123R in accounting for the tax effects of share-based payment awards to employees. The elective method utilizes a computational component that establishes a beginning balance of the Additional Paid-In Capital (APIC) pool related to employee compensation and a

FLEETWOOD ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

simplified method to determine the subsequent impact on the APIC pool of employee awards that are fully vested and outstanding upon the adoption of SFAS No. 123R. The impact on the APIC pool of awards partially vested upon, or granted after, the adoption of SFAS No. 123R is determined in accordance with the guidance in SFAS No. 123R. Fleetwood chose not adopt the transition election of FSP SFAS No. 123R-3.

Inventory Costs

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—An Amendment of Accounting Research Bulletin No. 43, Chapter 4.” SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and spoilage should be expensed as incurred and not included in overhead. Further, SFAS No. 151 requires that allocation of fixed and production facilities overhead to conversion costs should be based on normal capacity of the production facilities. The provisions in SFAS No. 151 are effective for inventory costs incurred subsequent to the beginning of the first quarter of fiscal 2007 and did not have a material impact on Fleetwood’s results of operations or financial position.

(2)          Supplemental Financial Information

Earnings per share:

Basic earnings per share are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding. The effect of convertible securities and stock options was anti-dilutive in fiscal 2007, 2006 and 2005, and was, therefore, not considered when determining diluted net loss per share.

The table below shows the calculation components of both basic and diluted net loss per share for each of the three fiscal years in the period ended April 29, 2007:

	2007	2006	2005
	(Amounts in thousands)
Loss from continuing operations	$(87,650)	$(6,065)	$(72,577)
Loss from discontinued operations	(2,311)	(22,372)	(88,882)
Net loss	$(89,961)	$(28,437)	$(161,459)
Weighted average shares outstanding used for basic and dilutive loss per share	63,964	59,506	55,332

Anti-dilutive securities outstanding as of the fiscal years ended April 29, 2007, April 30, 2006, and April 24, 2005 were as follows:

	2007	2006	2005
	(Amounts in thousands)
Options and warrants	4,484	4,546	5,753
Convertible subordinated debentures	3,104	4,131	4,131
Convertible senior subordinated debentures	8,503	8,503	8,503

Common stock reserved for future issuance at April 29, 2007 was 16,091 shares.

FLEETWOOD ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock-based incentive compensation:

Prior to May 1, 2006, in accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Share-Based Payment—Transition and Disclosure,” Fleetwood accounted for share-based payment using the intrinsic value method under APB No. 25, “Accounting for Stock Issued to Employees.” Fleetwood granted stock options under its stock-based incentive compensation plan and its non-employee directors’ plan with an exercise price no less than the fair market value of the underlying common shares on the date of grant. Vesting was generally based on three years of continuous service, and the options typically had a 10-year contractual term. In certain circumstances, such as a change of control or normal retirement (as defined by the plan), the plan provided for accelerated vesting. Under APB 25, no compensation cost was previously recognized for stock options granted under either plan.

Effective May 1, 2006, Fleetwood adopted the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment,” using the modified prospective transition method. Under the modified prospective transition method, compensation cost recognized for the 52 weeks ended April 29, 2007 included (1) compensation cost for all share-based awards granted prior to, but not yet vested as of, May 1, 2006 based on the grant date fair value determined in accordance with SFAS No. 123, and (2) compensation cost for all share-based awards granted subsequent to May 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Results of prior periods have not been restated.

The fair value of each stock option granted under Fleetwood’s equity incentive plans is estimated on the date of grant using the Black-Scholes option-pricing model. The assumptions used are noted below. The expected volatility is based on both the implied and historical volatility of Fleetwood’s stock. The expected term of options granted represents the period of time that the options granted are expected to be outstanding and is based on historical experience giving consideration for the contractual terms, vesting periods and expectations of future employee behavior. The risk-free interest rate is based on the U.S. Treasury rate with a term equal to the expected term of the option grants on the date of grant.

The following weighted-average assumptions were used for grants for the last three fiscal years:

	2007	2006	2005
Risk-free interest rates	4.68%	4.35%	4.00%
Expected dividend yields	—	—	—
Expected lives (in years)	4.50	4.22	4.00
Expected volatility	50%	44%	47%

SFAS 123R requires forfeitures to be estimated at the time of grant and prospectively revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Share-based payment expense was recorded net of estimated forfeitures for the 52 weeks ended April 29, 2007 such that expense was recorded only for those stock-based awards that were expected to vest. Previously under APB 25, to the extent awards were forfeited prior to vesting, the corresponding previously recognized expense was reversed in the period of forfeiture.

Prior to the adoption of SFAS No. 123R, Fleetwood determined the pro forma expense of stock-based compensation awarded to employees by amortizing the award over the normal vesting period, even if the

FLEETWOOD ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

employee was expected to be eligible for retirement during that period. The pro forma expense was then accelerated upon subsequent retirement of an employee. For awards that were unvested upon adoption of SFAS No. 123R, share-based compensation expense is amortized over the normal vesting period until retirement, at which point any remaining unrecognized expense is immediately recognized. For awards to eligible retirees made subsequent to the adoption of SFAS No. 123R, the related expense is recognized immediately for any portion of the award that would be subject to accelerated vesting upon retirement or that would continue to vest after retirement. For awards where the employee is expected to meet the years of service and age requirements for retirement eligibility prior to the stated vesting period, the related expense is recognized over the shorter service life during which the awards are earned.

If the fair value method under SFAS 123 had been applied in measuring share-based payment expense for the fiscal years ended April 30, 2006 and April 24, 2005, the pro forma effect on net loss and net loss per share would have been as follows (in thousands, except per share amounts):

	2006	2005
Net loss, as reported	$(28,437)	$(161,459)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,198)	(4,020)
Pro forma net loss	$(31,635)	$(165,479)
Basic and diluted loss per share, as reported	$(.48)	$(2.92)
Basic and diluted loss per share, pro forma	$(.53)	$(2.99)

Investment income:

Investment income for fiscal years 2007, 2006 and 2005 consisted of the following:

	2007	2006	2005
	(Amounts in thousands)
Interest income	$5,940	$5,479	$2,395
Gross realized gains on investments	37	12	33
Gross realized losses on investments	(4)	—	—
Investment management fees	(71)	(54)	(43)
	$5,902	$5,437	$2,385

Inventories:

Inventories at April 29, 2007 and April 30, 2006, consisted of the following:

	2007	2006
	(Amounts in thousands)
Raw materials	$102,777	$126,060
Work in process	40,017	38,989
Finished goods	32,116	12,783
	$174,910	$177,832

Most of the materials purchased for Fleetwood’s core products are commodity-type items and are readily available from multiple sources. However, several of Fleetwood’s recreational vehicle components are specially tooled proprietary parts that are single sourced from national suppliers, although the tooling

FLEETWOOD ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

is owned by Fleetwood and could be relocated. Motor home chassis are only available from a limited number of suppliers and often need to be ordered well in advance of delivery. Spartan and Freightliner supply diesel-powered chassis, and Workhorse Custom Chassis and Ford Motor Company are the dominant suppliers for the Class A and Class C gas chassis. Shortages, production delays, or work stoppages by any of these suppliers could have a material adverse effect on our sales. If Fleetwood could not obtain an adequate chassis supply, its sales and earnings would suffer.

Warranty reserves:

Changes in Fleetwood’s product warranty liability during the fiscal years ended April 29, 2007 and April 30, 2006, are as follows:

	2007	2006
	(Amounts in thousands)
Balance at beginning of year	$67,123	$65,143
Warranties issued and changes in the estimated liability during the period	78,147	86,981
Settlements made during the period	(76,091)	(85,001)
Balance at end of year	$69,179	$67,123

Consolidated insurance subsidiary:

The insurance subsidiary was formed primarily for the purpose of insuring products liability risks and, to a lesser extent, workers’ compensation risks of the parent company and its subsidiaries. Condensed financial information as of and for the fiscal years ended April 29, 2007, April 30, 2006, and April 24, 2005, for this subsidiary, excluding intercompany eliminations, is as follows:

	2007	2006	2005
	(Amounts in thousands)
Insurance subsidiary:
Cash and investments	$23,829	$22,920	$19,330
Other assets	12,595	15,406	19,385
Reserves for losses	27,649	32,039	33,353
Other liabilities	4,951	3,562	2,988
Net premiums	6,380	6,353	7,672
Underwriting gain (loss)	3,792	83	(716)
Investment income	1,279	767	429

Other current liabilities:

Other current liabilities as of April 29, 2007 and April 30, 2006, consist of the following:

	2007	2006
	(Amounts in thousands)
Incentive programs	$29,296	$28,954
Accrued litigation settlements	23,085	22,264
Other	17,589	16,510
	$69,970	$67,728

FLEETWOOD ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accumulated other comprehensive loss:

The following reflects the balances and activity, net of income taxes, for the components of accumulated other comprehensive loss for the periods:

	Benefit Plans	Foreign Currency Items	Unrealized Gains (Losses) on Securities	Accumulated Other Comprehensive Income (Loss)
	(Amounts in thousands)
Balance April 25, 2004	$—	$(609)	$46	$(563)
Foreign currency translation adjustment		1,994	—	1,994
Unrealized holding gains	—	—	28	28
Reclassification adjustment for gains included in net income, net of income taxes	—	—	(32)	(32)
Net change	—	1,994	(4)	1,990
Balance April 24, 2005	—	1,385	42	1,427
Foreign currency translation adjustment		1,951	—	1,951
Unrealized holding gains	—	—	59	59
Reclassification adjustment for gains included in net income, net of income taxes	—	—	(43)	(43)
Net change	—	1,951	16	1,967
Balance April 30, 2006	—	3,336	58	3,394
Foreign currency translation adjustment	—	469	—	469
Defined benefit transition adjustment	(2,059)	—	—	(2,059)
Unrealized holding gains	—	—	291	291
Reclassification adjustment for gains included in net income, net of income taxes	—	—	(33)	(33)
Net change	(2,059)	469	258	(1,332)
Balance April 29, 2007	$(2,059)	$3,805	$316	$2,062

Supplemental cash flow disclosures:

Supplemental cash flow disclosures for each of the three fiscal years in the period ended April 29, 2007 are as follows:

	2007	2006	2005
	(Amounts in thousands)
Interest paid	$21,345	$71,937	$11,817
Income taxes paid	$2,464	$2,771	$4,845

(3)          Industry Segment Information

Fleetwood conducts operations principally in two industries, recreational vehicles and manufactured housing. Fleetwood is organized into four segments: the RV Group, the Housing Group, the Supply Group and Corporate.

The RV Group, which consists of the motor home, travel trailer and folding trailer divisions, is a manufacturer of recreational vehicles, primarily selling products to a network of independent dealers. The Housing Group builds manufactured homes, selling products to a combination of independent dealers and, prior to their sale in August 2005, company-owned stores of the retail housing division. The retail business

FLEETWOOD ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

along with the financial services business are included in discontinued operations and have been excluded from the industry segment information. Identifiable assets exclude assets from the retail and financial services businesses in the amount of $145.8 million for fiscal year 2005. Information about those businesses can be found in Note 11. The Supply Group operations provide fiberglass, parts, lumber and other components to our primary businesses while also generating third-party sales. The operations of Fleetwood’s wholly owned insurance subsidiary have been included in the Corporate segment because the impact on consolidated operating income is not material. Intercompany sales and profits have been eliminated from the reported segment information.

Operating income (loss) is total revenues less cost of sales, operating expenses and other, net. The adjustments and eliminations include intercompany revenues of the Housing and Supply Groups and revenues of the wholly owned insurance subsidiary included in Corporate, as well as the elimination of intercompany profits on inventories held by the retail business. None of the following items have been included in the computation of operating income (loss) for the individual operating segments: certain corporate expenses, non-operating income and expenses, and income taxes. Goodwill for the acquisition of the folding trailer division is included in total assets of the RV Group. Identifiable assets are those assets used in the operation of each industry segment. Corporate assets primarily consist of cash, investments, deferred tax benefits, cash value of company-owned life insurance, other assets and some idle facilities. Information with respect to industry segments as of April 29, 2007, April 30, 2006, and April 24, 2005, and for each of the years then ended is set forth as follows:

	RV Group	Housing Group	Supply Group	Corporate and Other	Adjustments and Eliminations	Total
	(Amounts in thousands)
2007
Operating revenues	$1,441,810	$518,258	$161,246	$—	$(113,392)	$2,007,922
Operating income (loss)	$(62,416)	$(2,614)	$1,655	$(3,641)	$—	$(67,016)
Identifiable assets	$325,983	$132,903	$30,719	$213,566	$—	$703,171
Depreciation	8,486	6,638	1,345	6,114	—	22,583
Amortization of financing costs	—	—	—	3,549	—	3,549
Capital expenditures	3,618	2,681	1,146	814	—	8,259
2006
Operating revenues	$1,612,217	$795,596	$209,731	$6,353	$(191,497)	$2,432,400
Operating income (loss)	$216	$38,818	$2,244	$(10,509)	$(1,264)	$29,505
Identifiable assets	$426,560	$198,653	$37,834	$198,988	$—	$862,035
Depreciation	8,297	7,000	1,279	6,630	—	23,206
Amortization of financing costs	—	—	—	1,476	—	1,476
Capital expenditures	7,745	5,132	642	2,323	—	15,842
2005
Operating revenues	$1,659,882	$785,547	$232,846	$7,672	$(311,235)	$2,374,712
Operating income (loss)	$(39,169)	$6,387	$3,816	$(14,616)	$44	$(43,538)
Identifiable assets	$465,245	$212,251	$42,526	$144,441	$—	$864,463
Depreciation	7,647	6,802	1,527	6,182	—	22,158
Amortization of financing costs	—	—	—	1,418	—	1,418
Capital expenditures	23,979	4,707	1,233	3,805	—	33,724

FLEETWOOD ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)          Other Operating Expenses, net

Other operating expenses, net includes gains on sale of fixed assets, net, write-down of impaired assets, restructuring and severance, and other for fiscal years 2007, 2006 and 2005 as follows:

	2007	2006	2005
	(Amounts in thousands)
Gains on sales of fixed assets, net	$(4,310)	$(471)	$(2,512)
Write-down of impaired assets	2,800	1,550	1,900
Restructuring and severance costs	14,012	4,975	2,871
Other	—	—	16,322
	$12,502	$6,054	$18,581

Gains on sales of fixed assets, net:

The gains on sales of fixed assets, net, resulted primarily from the sale of land and buildings. During fiscal 2007, six idle facilities with a carrying value of $5.8 million were sold. During fiscal 2006, four idle facilities with a carrying value of $2.4 million were sold, along with two parcels of land with an aggregate carrying value of $800,000. During fiscal 2005, four facilities, including three that were idle, with a carrying value of $5.9 million, were sold.

Write-down of impaired assets:

In fiscal 2007, 2006 and 2005, Fleetwood determined that the net book value of certain closed manufactured housing facilities exceeded net realizable value. In fiscal 2007, 2006 and 2005, the write-down of assets related to one, three and two idle manufacturing facilities, respectively. Net realizable values were determined based on estimated recoverability upon sale, where appropriate, or other estimates of future cash flows.

Restructuring and severance charges:

Restructuring and severance charges are related to reductions in personnel and plant closures.

Other:

During fiscal 2005, Fleetwood recorded legal charges of $16.3 million, primarily related to litigation with The Coleman Company, Inc.

(5)          Marketable Investments

Excess cash balances are invested primarily in short-term, exchange-traded debt instruments. Investments generally consist of non-equity type investments stated at market value.

FLEETWOOD ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is a summary of investment securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Amounts in thousands)
April 29, 2007
Available-for-Sale Securities:
U.S. corporate equity securities	$301	$247	$—	$548
U.S. corporate debt securities	10,952	—	—	10,952
Foreign corporate debt securities	12,592	71	(2)	12,661
	$23,845	$318	$(2)	$24,161
April 30, 2006
Available-for-Sale Securities:
U.S. corporate equity securities	$301	$20	$—	$321
U.S. corporate debt securities	3,080	5	—	3,085
Foreign corporate debt securities	19,329	36	(3)	19,362
	$22,710	$61	$(3)	$22,768

By contractual maturity, all marketable investments at April 29, 2007 are due in one year or less.

(6)          Income Taxes

Deferred tax assets and liabilities are determined based on temporary differences between income and expenses reported for financial reporting and tax reporting. Fleetwood is required to record a valuation allowance to reduce its net deferred tax assets to the amount that it believes is more likely than not to be realized. In assessing the need for a valuation allowance, Fleetwood historically had considered all positive and negative evidence, including scheduled reversals of deferred tax liabilities, prudent and feasible tax planning strategies, projected future taxable income, and recent financial performance. Since Fleetwood has had cumulative losses in recent years, the accounting guidance suggests that Fleetwood should not look to future earnings to support the realizability of the net deferred tax asset. As a result, management concluded that a partial valuation allowance against the deferred tax asset was appropriate. In fiscal 2007, the deferred tax asset was reduced by $14.7 million to $54.3 million with a corresponding adjustment to the provision for income taxes. The book value of the net deferred tax asset is supported by the availability of various tax strategies which, if executed, are expected to generate sufficient taxable income to realize the remaining asset. Fleetwood has periodically assessed the realizability of its net deferred tax asset and has made adjustments as necessary, generally to give effect to changes in the amount of available tax planning strategies. The increase in the valuation allowance that was attributable to discontinued operations was $0.9 million, $8.7 million, and $34.7 million in fiscal 2007, 2006, and 2005, respectively. We continue to believe that the combination of all positive and negative factors will enable us to realize the full value of the net deferred tax assets; however, it is possible that the extent and availability of tax-planning strategies will change over time and impact this evaluation. If, after future assessments of the realizability of our deferred tax asset, we determine an adjustment is required, we would record the provision or benefit in the period of such determination.

FLEETWOOD ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The (provision) benefit for income taxes on continuing operations for the last three fiscal years is summarized below:

	2007	2006	2005
	(Amounts in thousands)
Current:
U.S. Federal	$—	$(1,035)	$—
Foreign	1,021	198	1,712
State	(2,909)	(4,801)	(3,063)
	(1,888)	(5,638)	(1,351)
Deferred, principally Federal:
Deferred tax valuation allowance	(42,348)	(5,880)	(16,752)
Tax loss carryforward	29,446	7,236	9,055
Insurance reserves	(656)	1,013	1,917
Deferred compensation and benefits	(1,819)	(3,352)	(3,596)
Product warranty reserves	1,071	772	3,153
Dealer volume rebates	(255)	946	198
Depreciation	62	246	(3,479)
Restructuring accruals	(457)	(6,182)	7,926
Other financial accruals	235	(506)	1,578
	(14,721)	(5,707)	—
	$(16,609)	$(11,345)	$(1,351)

The provision for income taxes on continuing operations computed by applying the Federal statutory rate to income (loss) before taxes is reconciled to the actual provision for the last three fiscal years as follows:

	2007		2006		2005
	Amount	%	Amount	%	Amount	%
	(Amounts in thousands)
Income (loss) from continuing operations before (provision) benefit for income taxes:
U.S. Federal	$(57,443)	80.9%	$7,186	136.1%	$(65,748)	92.3%
Foreign	(13,598)	19.1	(1,906)	(36.1)	(5,478)	7.7
	$(71,041)	100.0%	$5,280	100.0%	$(71,226)	100.0%
Computed statutory tax	$24,864	35.0%	$(1,848)	(35.0)%	$24,929	35.0%
Valuation allowance	(42,348)	(59.6)	(5,880)	(111.4)	(16,752)	(23.5)
Foreign taxes, net	1,021	1.4	469	8.9	205	0.3
State income taxes, net	(2,909)	(4.1)	(4,801)	(90.9)	(3,063)	(4.3)
Other items, net	2,763	3.9	715	13.5	(6,670)	(9.4)
	$(16,609)	(23.4)%	$(11,345)	(214.9)%	$(1,351)	(1.9)%

FLEETWOOD ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of Fleetwood’s deferred tax assets at April 29, 2007 and April 30, 2006 were as follows:

	2007	2006
	(Amounts in thousands)
Tax loss carryforward	$139,508	$107,378
Insurance reserves	18,779	19,435
Deferred compensation and benefits	17,727	19,546
Product warranty reserves	23,880	22,809
Dealer volume rebates	2,638	2,893
Property, plant and equipment	5,830	6,498
Restructuring accruals	4,702	5,225
Other financial accruals	13,070	13,822
	226,134	197,606
Valuation allowance	(171,799)	(128,550)
	$54,335	$69,056

At April 29, 2007, Fleetwood had a domestic Federal net operating loss carryforward of approximately $359 million and a Canadian net operating loss carryforward of $9.9 million. The Federal and Canadian net operating loss carryforward begins to expire in 2023 and 2027, respectively. In addition, Fleetwood has related state net operating loss carryforwards with varying expiration dates. Companies are subject to a change of ownership test, as defined by applicable tax code, that, if met, would limit the annual utilization of net operating loss carryforwards. Fleetwood monitors this calculation and, at this time, has not had a change of ownership. Although not included in the components of deferred taxes above, $12.0 million of Fleetwood’s Federal net operating loss carryforward relates to tax deductions from the exercise of non-qualified stock options. Upon future realization of these deductions, approximately $4.7 million will be recognized directly to shareholders’ equity as additional paid-in capital. Prior year deferred taxes and the related valuation allowance have been reduced by $4.7 million in order to remove the tax effect of stock-option deductions that have not been realized from tax loss carryforwards.

(7)          Property, Plant, and Equipment, net

Property, plant, and equipment is stated at cost, net of accumulated depreciation, and consists of the following as of April 29, 2007 and April 30, 2006:

	2007	2006
	(Amounts in thousands)
Land	$17,307	$19,084
Buildings and improvements	304,761	320,412
Machinery and equipment	162,135	166,086
	484,203	505,582
Less accumulated depreciation	(291,974)	(288,124)
	$192,229	$217,458

Idle facilities include closed plants and certain other properties that are not in current use by Fleetwood. There were 21 idle plant facilities at the end of fiscal 2007 and 22 at the end of fiscal 2006. Of the current 21 idle facilities, five recreational vehicle facilities and one housing facility are designated as held for sale and have a net book value of $6.1 million. During fiscal 2007, five facilities were idled, one

FLEETWOOD ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

plant was closed and the related facility lease terminated, another facility was reactivated, and six idle facilities were sold.

The carrying value of idle facilities, including those designated as held for sale, was $35.2 million at April 29, 2007 and $21.3 million at April 30, 2006, net of accumulated depreciation of $46.2 million and $24.7 million, respectively. In the opinion of management, the carrying values of idle facilities are not in excess of their net realizable values.

(8)          Goodwill

Goodwill relates to a previous acquisition of the folding trailer operation and totals $6.3 million at April 29, 2007 and April 30, 2006. The estimated fair value of the folding trailer operation is evaluated at the end of each year or whenever circumstances dictate that a review should be completed. Based on our review at year-end, it was determined that Fleetwood Folding Trailers’ estimated fair value exceeded its carrying value, including goodwill, resulting in no impairment.

(9)          Retirement and Deferred Compensation Plans

Fleetwood has qualified defined contribution (DC) retirement plans covering most employees. There are no prior service costs associated with these plans. Fleetwood follows the policy of funding qualified retirement plan contributions as earned. Fleetwood also has maintained two non-qualified plans to accrue retirement benefits subject to Internal Revenue Code limitations. During fiscal 2003, Fleetwood terminated three DC plans that covered the majority of its employees: a 401(k) plan that previously included the employees at Fleetwood Retail Corp., a money purchase plan for workers at the manufacturing subsidiaries and a profit-sharing plan for employees at Fleetwood’s headquarters. All assets and participant accounts associated with the terminated plans were transferred to a single 401(k) plan, with no loss of benefits. In addition, Fleetwood established a non-qualified Deferred Compensation Alternative (DCA) plan that serves as a retirement vehicle for after-tax contributions in excess of IRS limitations. The costs associated with these retirement plans are summarized as follows:

	Qualified DC Plans	Non-Qualified Plans	Total
	(Amounts in thousands)
2007	$11,030	$4,588	$15,618
2006	13,356	3,296	16,652
2005	15,052	4,403	19,455

In addition to the two non-qualified retirement plans, Fleetwood has provided a non-qualified deferred compensation plan that has allowed for the voluntary deferral of a portion of managers’ compensation. With the exception of the DCA plan, where returns are dictated by a portfolio of investments selected by the individual, participant balances in the various non-qualified plans are credited with interest at a rate set at the discretion of Fleetwood. For the three years ended April 2007, this interest rate was the prime rate as published by a major U.S. bank. To enhance security for the benefits payable under these plans, excluding the DCA plan, Fleetwood has established a “Rabbi Trust,” funded with company-owned life insurance (COLI) policies on the lives of participants. The assets of the trust are not generally available to Fleetwood or its creditors, except to pay benefits or in the event of Fleetwood’s insolvency. No premium payments were made in the last three fiscal years. In fiscal 2007 and 2006, respectively, $6.4 million and $6.5 million were borrowed from the trust in the form of policy loans to pay participant benefits. The liability for benefits accrued under the non-qualified plans at the end of fiscal

FLEETWOOD ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2007 and 2006 totaled $28.2 million and $33.6 million, respectively. The cash values of the related trust assets reflected in the accompanying balance sheets were $23.0 million and $29.9 million, respectively, at those same dates.

In response to Federal legislation that created Internal Revenue Code Section 409A, effective as of January 1, 2005, Fleetwood amended the two non-qualified retirement plans along with the non-qualified deferred compensation plan to prohibit any further contributions or deferrals. By virtue of this amendment, these plans will not be subject to rules established by the new law, relating primarily to the distribution of participant balances. In addition, on the same date, Fleetwood established a new 2005 Deferred Compensation Plan, primarily to accommodate retirement profit-sharing contributions in excess of IRS limitations. All contributions to the new plan are subject to the provisions of the new legislation. In conjunction with some cost-reduction measures taken by Fleetwood, all profit-sharing contributions, including any excess contributions to this plan, were suspended effective January 1, 2007.

Defined Benefit Pension Plan:

Fleetwood sponsors a defined benefit pension plan assumed in connection with the acquisition of Fleetwood Folding Trailers, Inc. in 1989 that covers over 500 participants. Plan assets are held in trust and are primarily invested in equity and fixed income securities. The plan provides benefits based primarily on participants’ salary and length of service. The funding policy is set to meet statutory minimum funding requirements plus such additional amounts as Fleetwood may determine to be appropriate, not to exceed the amounts permitted by the Internal Revenue Code.

In fiscal 2007, the Pension Protection Act of 2006 (PPA) was signed into U.S. law. While the PPA is expected to have some effect on specific plan provisions in Fleetwood’s retirement program, its primary effect will be to change the minimum funding requirements for plan years beginning in 2008. Until regulations are issued by the U.S. Treasury, the financial effect is uncertain. The PPA does not have an impact on Fleetwood’s reported periodic pension costs or obligations for the year ended April 29, 2007, but is expected to increase required contributions for fiscal 2008 and forward.

On April 29, 2007, Fleetwood adopted the recognition and disclosure provisions of SFAS No. 158, which required Fleetwood to recognize the funded status (i.e. the difference between the fair value of plan assets and the projected benefit obligation) of its employee defined benefit plans in the April 29, 2007 consolidated balance sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment at adoption represents the net unamortized actuarial losses and unrecognized prior service costs, which were previously netted against the plans’ funded status in Fleetwood’s consolidated balance sheet pursuant to the provisions of SFAS No. 87. These amounts will be subsequently recognized as net periodic pension cost pursuant to Fleetwood’s historical accounting policy for amortizing such amounts. Actuarial gains and losses that arise in subsequent periods that are not recognized as net periodic pension cost in the same periods will be recognized as a component of other comprehensive income. Those costs will be subsequently recognized as a component of net periodic pension cost on the same basis as the amounts recognized in accumulated other comprehensive income at the adoption of SFAS No. 158.

The adoption of SFAS No. 158 had no effect on Fleetwood’s consolidated statement of income for the year ended April 29, 2007, or for any prior period presented. The primary effect of adoption was a transition adjustment that decreased other comprehensive income by approximately $1.9 million with a related increase to the pension liability.

FLEETWOOD ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accumulated other comprehensive income at April 29, 2007 primarily consisted of unrecognized actuarial loss. The prior service cost and actuarial loss that are included in accumulated other comprehensive income and that are expected to be recognized in net periodic pension cost in fiscal 2008 are approximately $9,000 and $54,000, respectively.

The following table sets forth in aggregate a reconciliation of the changes in the defined benefit pension plan’s benefit obligations, assets, and funded status at April 29, 2007 and April 30, 2006. An annual measurement date of March 31, 2007 was used for the purpose of these disclosures.

	April 29, 2007	April 30, 2006
	(Amounts in thousands)
Change in benefit obligations:
Benefit obligation as of beginning of year	$9,902	$8,869
Service cost	572	668
Interest cost	590	549
Actuarial (gain) loss, net	(423)	76
Benefits paid	(293)	(260)
Benefit obligation as of end of year	$10,348	$9,902
Change in plan assets:
Fair value of plan assets as of beginning of year	$6,611	$5,726
Actual return on plan assets	612	680
Employer contributions	925	465
Benefits paid	(293)	(260)
Fair value of plan assets as of end of year	$7,855	$6,611
Reconciliation of funded status:
Funded status	$(2,493)	$(3,290)
Adjustment for post-measurement date contributions	168	155
Unrecognized prior service cost	80	89
Unrecognized experience loss	1,774	2,388
Net amount recognized	$(471)	$(658)

The following table summarizes amounts recognized in shareholders’ equity:

	April 29, 2007	April 30, 2006
	(Amounts in thousands)
Prior service cost	$80	$—
Net actuarial loss	1,774	—
Total	$1,854	$—

These disclosures are not applicable due to SFAS No. 158 being effective as of April 29, 2007.

FLEETWOOD ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes information relating to the accumulated benefit obligation in excess of plan assets:

	April 29, 2007	April 30, 2006
	(Amounts in thousands)
Projected benefit obligation	$10,348	$9,902
Accumulated benefit obligation	8,605	7,714
Fair value of plan assets	7,855	6,611

The weighted-average assumptions used in determining the actuarial present value of the projected benefit obligations under the defined benefit plans are as follows:

	April 29, 2007	April 30, 2006
Discount rate	6.0%	6.0%
Increase in future compensation levels	4.0	4.5
Expected long-term rate of return on assets	7.5	7.5

The weighted average assumptions used in determining the net periodic benefit cost under the defined benefit plans are as follows:

	2007	2006	2005
Discount rate	6.00%	5.50%	6.25%
Increase in future compensation levels	4.50	4.50	4.50
Expected long-term rate of return on assets	7.50	7.50	7.50

Fleetwood selected the expected long-term rate of return on assets in consultation with their investment advisors and actuaries. These rates are intended to reflect the average rates expected to be earned on the funds invested or to be invested to provide required plan benefits. The plan is assumed to continue in effect as long as assets are expected to be invested.

In estimating the expected long-term rate of return on assets, appropriate consideration is given to historical performance for the major asset classes held or anticipated to be held by the applicable plan trusts and to current forecasts of future rates of return for those asset classes. Cash flow and expenses are taken into consideration to the extent that the expected returns would be affected by them. Assets are held in qualified trusts and anticipated returns are not reduced for taxes.

The pension plan’s weighted-average asset allocations as of the measurement date for fiscal 2007 and fiscal 2006, by category, are as follows:

	Plan Assets
Asset category	2007	2006
Equities	70%	71%
Fixed income securities	27	26
Cash	3	3
Total	100%	100%

The objective of the plan’s trust funds is to sufficiently diversify plan assets to maintain a reasonable level of risk without imprudently sacrificing return, with a target asset allocation of approximately

FLEETWOOD ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

30% fixed income securities and approximately 70% equities. Fleetwood retains an investment manager who selects the funds to implement the investment strategy, such that the investments approximate the target asset allocation. Fleetwood’s policy is not to invest plan assets in Fleetwood shares.

The components of net periodic pension cost are as follows:

	2007	2006	2005
	(Amounts in thousands)
Service cost—benefits earned during the year	$573	$668	$561
Interest cost on projected benefit obligation	589	549	468
Expected return on plan assets	(519)	(442)	(415)
Amortization of unrecognized prior service cost	9	9	9
Recognized net actuarial loss	98	197	81
Net periodic pension cost	$750	$981	$704

Fleetwood expects to contribute $670,000 to its defined benefit pension plan in fiscal 2008.

The following benefit payments, which reflect future service as appropriate, are expected to be paid:

Pension Benefits
(Amounts in thousands)
2008	$184
2009	237
2010	274
2011	314
2012	374
2013-2017	2,752

(10)   Postretirement Healthcare Benefits

Fleetwood provides healthcare benefits to certain retired employees from retirement age to when they become eligible for Medicare coverage or reach age 65, whichever is sooner. Employees initially become eligible for benefits after meeting certain age and service requirements. The cost of providing retiree healthcare benefits is actuarially determined and accrued over the service period of the active employee group.

On April 29, 2007, Fleetwood adopted the recognition and disclosure provisions of SFAS No. 158, which required Fleetwood to recognize the funded status of its employee defined benefit plans in the April 29, 2007 consolidated balance sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment at adoption represents the net unamortized actuarial losses and unrecognized prior service costs, which were previously netted against the plans’ funded status in Fleetwood’s consolidated balance sheet pursuant to the provisions of SFAS No. 106. These amounts will be subsequently recognized as net periodic postretirement benefit cost pursuant to Fleetwood’s historical accounting policy for amortizing such amounts. Actuarial gains and losses that arise in subsequent periods that are not recognized as net periodic postretirement benefit cost in the same periods will be recognized as a component of other comprehensive income. Those costs will be subsequently recognized as a component of net periodic postretirement benefit cost on the same basis as the amounts recognized in accumulated other comprehensive income at the adoption of SFAS No. 158.

FLEETWOOD ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The adoption of SFAS No. 158 had no effect on Fleetwood’s consolidated statement of income for the year ended April 29, 2007, or for any prior period presented. The primary effect of adoption was a decrease to other comprehensive income of approximately $205,000 and a related increase to accrued postretirement benefits cost.

The components of the net periodic postretirement benefit cost are as follows:

	2007	2006	2005
	(Amounts in thousands)
Service cost—benefits earned during the year	$230	$568	$445
Interest cost on projected benefit obligation	427	628	712
Recognized net actuarial loss	351	975	1,103
Amortization of unrecognized prior service cost	(588)	(701)	(1,515)
Net periodic postretirement benefit cost	$420	$1,470	$745

The changes in the benefit obligation and the unfunded status as of the measurement dates of April 29, 2007 and April 30, 2006 of the postretirement benefit plan are as follows:

	2007	2006
	(Amounts in thousands)
Change in accumulated postretirement benefit obligation:
Accumulated benefit obligation at beginning of year	$7,433	$11,744
Service cost	230	568
Interest cost	427	628
Actuarial gain	(1,710)	(4,787)
Net benefits paid	(432)	(720)
Accumulated benefit obligation at end of year	$5,948	$7,433
Funded status	$(5,948)	$(7,433)
Unrecognized net actuarial loss	1,802	3,864
Unrecognized prior service cost	(1,597)	(2,186)
Accrued postretirement benefits	$(5,743)	$(5,755)

The following table summarizes amounts recognized in shareholders’ equity:

	April 29, 2007	April 30, 2006
	(Amounts in thousands)
Prior service cost	$(1,597)	$—
Net actuarial loss	1,802	—
Total	$205	$—

These disclosures are not applicable due to SFAS No. 158 being effective as of April 29, 2007.

To determine the amount of the benefit obligation, a discount rate of 5.75% and 6.00% was used in fiscal years 2007 and 2006, respectively, and the assumed healthcare cost trend rate was assumed to begin at 8.50% and reduce over seven years to an ultimate level of 5.00% per year. A 1.00% increase in the assumed healthcare cost trend rate would increase the total service cost and interest cost by $59,000 and the accumulated postretirement benefit obligation (APBO) by $414,000. A 1.00% decrease in the assumed

FLEETWOOD ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

healthcare cost trend rate would decrease the total service cost and interest cost by $52,000 and the APBO by $376,000.

Fleetwood funds postretirement healthcare benefits on a pay-as-you-go basis. Fleetwood expects to make cash payments of approximately $492,000 related to its postretirement healthcare plan in fiscal 2008.

The following benefit payments, which reflect future service as appropriate, are expected to be paid:

Postretirement Healthcare Benefits
(Amounts in thousands)
2008	$492
2009	510
2010	546
2011	527
2012	556
2013-2017	3,116

(11)   Discontinued Operations

On March 30, 2005, Fleetwood announced plans to exit its manufactured housing retail and financial services businesses and completed the sale of the majority of the assets of these businesses by August 2005. The decision to exit these businesses was intended to stem losses sustained in the retail operations. The return to a traditional focus on manufacturing operations was part of Fleetwood’s stated goal of making the transition to sustained profitability.

The carrying value of assets from discontinued operations was adjusted by non-cash impairment charges in fiscal 2006 and 2005. Operating results of these businesses, including impairment charges, are classified as discontinued operations for all periods presented. Discontinued operations, net for fiscal years 2007, 2006 and 2005, consist of the following:

	2007	2006	2005
	(Amounts in thousands)
Revenues	$18	$93,577	$248,754
Net loss before charges	$(1,668)	$(17,758)	$(37,741)
Gain on sale, impairment charges and termination costs:
Gain on sale of insurance assets	—	2,417	—
Impairment charges	(393)	(2,520)	(51,141)
Severance and termination costs	—	(4,511)	—
Contract (lease) termination costs	(250)	—	—
Discontinued operations, net	$(2,311)	$(22,372)	$(88,882)

(12)   Other Short-Term Borrowings

Secured Credit Facility:

In January 2007, the agreement governing Fleetwood’s credit facility with a syndicate of lenders led by Bank of America was renewed and extended until July 31, 2010. Fleetwood originally entered into the credit agreement in July 2001 and it has been amended on several occasions since. The new amended and

FLEETWOOD ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

restated agreement incorporates prior amendments and makes additional changes, but continues to provide for a revolving credit facility, a term loan, and a real estate sub-facility to the revolver.

Gross loan commitments for all three components of the facility are $182 million from May through November, with a seasonal uplift to $207 million from December through April. The commitments to the term loan and real estate sub-facility, which had been reduced through quarterly amortization to net values of $17.3 million and $10.9 million, respectively, at the end of the fiscal year, were subsequently increased by $3.9 million and $3.7 million, respectively, with the completion of updated real estate appraisals in June 2007. In addition, when the appraisals were updated and the term loan was increased, the maturity date of the term loan was extended from July 31, 2007 to July 31, 2010. On the first day of each fiscal quarter beginning January 29, 2007, Fleetwood is required to repay $786,000 in principal on the term loan, and the ability to borrow under the real estate sub-facility is reduced by $375,000.

The amended facility continues to include restrictions regarding additional indebtedness, business operations, liens, guaranties, transfers and sales of assets, and transactions with subsidiaries or affiliates. The amended facility also contains customary events of default that would permit the lenders to accelerate repayment of borrowings under the amended facility if not cured within applicable grace periods, including the failure to make timely payments under the amended facility or other material indebtedness and the failure to meet certain covenants.

Under the prior facility, real estate with an approximate appraised value of $108 million was pledged as security, which included excess collateral of $50 million. Under the amended facility, total real estate collateral was reduced to approximately $77.5 million and the excess collateral component reduced to $20 million.

In May 2007, the credit facility was further amended to reset the financial performance covenant at levels that more closely approximate Fleetwood’s expectations of future operating results. As part of the amendment, Fleetwood agreed to restore $5 million in real estate collateral to the excess collateral pool for the benefit of the syndicate, increasing the total of such excess collateral to $25 million.

After giving effect to the extended maturity date of the term loan, the aggregate short-term balance outstanding on the revolver and term loan was $5.3 million as of April 29, 2007 and $5.7 million as of April 30, 2006. An additional $14.1 million of the term loan was included in long-term borrowings as of April 29, 2007, and an additional $16.5 million of the term loan was included in long-term borrowings as of April 30, 2006. The revolving credit line and term loan bear interest, at our option, at variable rates based on either Bank of America’s prime rate or one, two or three-month LIBOR.

As of April 29, 2007, the net loan commitments for the credit facility stood at $198.2 million, comprised of $180.9 million for the revolver and $17.3 million for the term loan, including the $25 million seasonal uplift. Fleetwood’s borrowing capacity, however, is governed by the amount of a borrowing base, consisting primarily of inventories and accounts receivable that fluctuate significantly. The borrowing base is revised weekly for changes in receivables and monthly for changes in inventory balances. At the end of the quarter, the borrowing base totaled $145.3 million. After consideration of outstanding borrowings and standby letters of credit of $69.1 million, unused borrowing capacity (availability) was approximately $56.7 million. Borrowings are secured by receivables, inventory and certain other assets, primarily real estate, and are used for working capital and general corporate purposes. Under the senior credit agreement, Fleetwood Enterprises, Inc. is a guarantor of the borrowings and letters of credit of its wholly owned subsidiary, Fleetwood Holdings, Inc. Fleetwood is subject to a springing covenant that requires minimum levels of earnings before interest, taxes, depreciation, and amortization, but only if average daily

FLEETWOOD ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

liquidity, defined as cash, cash equivalents, and unused borrowing capacity falls below a prescribed minimum level. This minimum, which is measured monthly, was also reduced under the January 2007 renewal from $90 million to $50 million. In addition, the current agreement requires testing of the covenant if liquidity falls below $25 million on any single day or average daily availability is below $20 million in any particular month.

The weighted average interest rate on these short-term borrowings was 8.4%, 8.9% and 7.0% at the end of fiscal 2007, 2006 and 2005, respectively.

(13)   Convertible Senior Subordinated Debentures

In December 2003, Fleetwood completed the sale of $100 million aggregate principal amount of 5% convertible senior subordinated debentures due in 2023. Interest on the debentures is payable semi-annually at the rate of 5.0%. The debentures are convertible, under certain circumstances, into Fleetwood’s common stock at an initial conversion rate of 85.034 shares per $1,000 principal amount of debentures, equivalent to an initial conversion price of $11.76 per share of common stock.

Holders of the debentures have the ability to require Fleetwood to repurchase the debentures, in whole or in part, on December 15, 2008, December 15, 2013 and December 15, 2018. The repurchase price is 100% of the principal amount of the debentures plus accrued and unpaid interest. Fleetwood may, at its option, elect to pay the repurchase price in cash, its common stock or a combination of cash and its common stock. Fleetwood has the option to redeem the debentures after December 15, 2008, in whole or in part, for cash, at a price equal to 100% of the principal amount plus accrued and unpaid interest. Subsequent to the end of fiscal 2004, the debentures and the common stock potentially issuable upon conversion of the debentures were registered for resale under the Securities Act of 1933.

(14)   Convertible Subordinated Debentures

In 1998, a wholly owned Delaware business trust, Fleetwood Capital Trust (Trust I), issued optionally redeemable convertible trust preferred securities convertible into shares of Fleetwood’s common stock. The proceeds from the sale of the securities and from the purchase by Fleetwood of the common shares of the business trust were tendered to Fleetwood in exchange for convertible subordinated debentures, the sole assets of the business trust. Under FIN 46R, “Consolidation of Variable Interest Entities,” the business trusts were deemed to have no primary beneficiary and, although wholly owned by Fleetwood, were not to be consolidated. As a result, the convertible subordinated debentures, issued by Fleetwood, were presented as a long-term liability.

The transaction is more fully described below and the securities and amounts outstanding as of April 29, 2007, are summarized in the following table (dollar amounts in thousands, except per share data):

Series	Convertible Subordinated Debentures Outstanding	Number of Trust Preferred Securities Outstanding	Par Value Per Share	Aggregate Amount of Trust Preferred Securities Outstanding	Maturity	Interest Rate	Conversion Price
Trust I	$160,142	3,025,000	$50	$151,250	2028	6%	$48.72 or 1.02627 shares of common stock per share of Trust I Securities

FLEETWOOD ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Trust I initially completed a $287.5 million private placement of 5,750,000 shares of 6% convertible trust preferred securities due February 15, 2028 (Trust I Securities) with a liquidation value of $50 per security. The combined proceeds from the transaction and from the purchase by Fleetwood of the common shares of Trust I were tendered to Fleetwood in exchange for 6% convertible subordinated debentures due February 15, 2028 (Trust I Debentures) in the aggregate principal amount of $296.4 million. In a subsequent exchange offer, the number of Trust I Securities outstanding was reduced to 4,025,000 and the aggregate principal amount outstanding was reduced to $201,250,000. Fleetwood called the securities held by two additional trusts, including the securities that were issued in the exchange offer, for redemption and entered into a series of transactions that spanned our fiscal 2004 year end. As of June 4, 2004, all of the outstanding securities held by these additional trusts were redeemed for cash or were converted into common stock. Fleetwood also purchased and cancelled 1,000,000 shares or 24.8 percent of its previously outstanding 6% convertible trust preferred securities in July 2006. The transaction price of $31 per share represented a discount of approximately 39 percent from the par value of $50 per share, taking into account accrued and unpaid interest. Long-term debt was reduced by $50 million and Fleetwood recorded a pre-tax gain of approximately $18.5 million as other income in the first quarter of fiscal 2007. Subsequent to this purchase, the number of Trust I Securities outstanding was 3,025,000 and the aggregate principal amount outstanding was $151,250,000.

Distributions on the Trust I Securities are cumulative and are paid quarterly in arrears at an annual rate of 6%. Fleetwood has the option to defer payment of the distributions for an extended period of up to 20 consecutive quarters, so long as Fleetwood is not in default in the payment of interest on the debentures and discontinues the payment of dividends on common stock while the deferral is in effect. Considered together, the undertakings under the trust, the related indentures and guarantees, and the convertible subordinated debentures constitute a full and unconditional guarantee by Fleetwood of the trust’s obligations under the securities. Beginning with the third quarter of fiscal 2002, Fleetwood elected to defer the quarterly distributions on the Trust I Securities. Under the terms of the governing instruments, Fleetwood was permitted to defer distributions on the Trust I Securities through August 2006; however, the deferred distributions, plus interest, were repaid in full on February 15, 2006, along with the current distribution due on that date in an aggregate amount of $61.9 million. Fleetwood again has the right to elect to defer distributions for up to 20 consecutive quarters.

The Trust I Securities are convertible, at the option of the holder, at any time at the rate of 1.02627 shares of Fleetwood common stock (i.e., a conversion price of $48.72 per common share), subject to adjustment in certain circumstances. Since February 15, 2006, the Trust I Debentures have been redeemable in whole or in part, at the option of Fleetwood, at a price equal to the principal amount plus accrued and unpaid interest. The Trust I Securities are subject to mandatory redemption to the extent of any early redemption of the Trust I Debentures and upon maturity of the Trust I Debentures on February 15, 2028.

(15)   Other Long-Term Debt

At April 29, 2007 and April 30, 2006, other long-term debt consisted of the following:

	2007	2006
	(Amounts in thousands)
Term loan due after one year	$14,143	$16,500
Capital lease obligations due after one year	3,365	5,245
Other	—	1,454
	$17,508	$23,199

FLEETWOOD ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16)   Fair Value of Financial Instruments

Fleetwood has estimated the fair value of its financial instruments as of April 29, 2007, and April 30, 2006, based on relevant market information or using management estimates of discounted cash flows. The book and estimated fair values of financial instruments include those set out below or are discussed in Note 5:

	April 29, 2007		April 30, 2006
	Book Value	Estimated Fair Value	Book Value	Estimated Fair Value
	(Amounts in thousands)
Cash and cash equivalents	$52,128	$52,128	$123,141	$123,141
Marketable investments	24,161	24,161	22,768	22,768
Cash value of company-owned life insurance	39,423	39,423	45,163	45,163
Investments in unconsolidated subsidiaries	8,892	8,892	8,892	8,892
Other short-term borrowings	7,314	7,314	7,476	7,476
Convertible senior subordinated debentures	100,000	100,850	100,000	103,330
Convertible subordinated debentures	160,142	112,150	210,142	147,251
Other long-term debt	17,508	17,508	23,199	23,199

(17) Commitments and Contingencies

Repurchase Commitments:

Producers of recreational vehicles and manufactured housing customarily enter into repurchase agreements with lending institutions that provide wholesale floorplan financing to independent dealers. Fleetwood’s agreements generally provide that, in the event of a default by a dealer in its obligation to these credit sources, Fleetwood will repurchase product. With most repurchase agreements this obligation ceases when the amount for which Fleetwood is contingently liable to the lending institution has been outstanding for more than 12, 18 or 24 months, depending on the terms of the agreement. The contingent liability under these agreements approximates the outstanding principal balance owed by the dealer for units subject to the repurchase agreement, less any scheduled principal payments waived by the lender. Although the maximum potential contingent repurchase liability approximated $158 million for inventory at manufactured housing dealers and $317 million for inventory at RV dealers as of April 29, 2007, the risk of loss is reduced by the potential resale value of any products that are subject to repurchase, and is spread over numerous dealers and financial institutions. The gross repurchase obligation will vary depending on the season and the level of dealer inventories. Typically, the repurchase obligation for the third fiscal quarter will be greater than other periods due to high dealer inventories. The RV repurchase obligation is significantly more than the manufactured housing obligation due to a higher average cost per motor home and more units in dealer inventories. Losses and related repurchase reserves under these agreements have not been significant and lender repurchase demands have been funded out of working capital.

In the past three fiscal years Fleetwood had the following repurchase activity:

	2007	2006	2005
	(Dollars in millions)
Units	96	66	174
Repurchase amount	$2.4	$2.1	$6.3
Loss recognized	$0.7	$0.4	$1.2

FLEETWOOD ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Legal Proceedings:

Fleetwood is regularly involved in legal proceedings in the ordinary course of business. Insurance covers all or part of Fleetwood’s liability under some of this litigation. In the majority of cases, including products liability cases, Fleetwood prepares estimates based on historical experience, the professional judgment of legal counsel, and other assumptions it believes to be reasonable. As additional information becomes available, Fleetwood reassesses the potential liability related to pending litigation and revises the related estimates. As additional information becomes available, Fleetwood reassesses the potential liability related to pending litigation and revises the related estimates. Such revisions and any actual liability that greatly exceeds Fleetwood’s estimates could materially impact Fleetwood’s results of operations and financial position.

In May 2003, Fleetwood filed a complaint in state court in Kansas, in the 18th Judicial District, District Court, Sedgwick County, Civil Department, against The Coleman Company, Inc. (Coleman) in connection with a dispute over the use of the “Coleman” brand name. In the lawsuit, Fleetwood sought declaratory and injunctive relief. On June 6, 2003, Coleman filed an answer and counterclaimed against us alleging various counts, including breach of contract and trademark infringement. On November 17, 2004, after a hearing, the court granted Fleetwood’s request for a permanent injunction against Coleman prohibiting Coleman from licensing the Coleman name for recreational vehicles to companies other than Fleetwood. Coleman appealed that ruling. On December 16, 2004, at the conclusion of the trial, the jury awarded $5.2 million to Coleman for its counterclaim against Fleetwood. On January 21, 2005, the court granted Coleman’s request for treble damages, making the total amount of the award approximately $14.6 million. Fleetwood reflected a charge to record this award in the results for the third fiscal quarter of 2005. Payment has been stayed pending our appeal. Pending the appeal, Fleetwood was required to post a letter of credit for $18 million, representing the full amount of the judgment plus an allowance for attorneys’ fees and interest.

Oral argument on both parties’ respective appeals was heard before the Kansas Court of Appeals on April 10, 2007. On Coleman’s appeal of the preliminary injunction, on May 25, 2007 the court upheld Fleetwood’s position on most of the issues but remanded the case back to the trial judge for a rehearing on one issue. In regard to Fleetwood’s appeal of the award of monetary damages, on June 29, 2007 the court upheld the trial court verdict, and Fleetwood intends now to appeal to the Kansas Supreme Court.

Brodhead et al v. Fleetwood Enterprises, Inc. was filed in federal court in the Central District of California on June 22, 2005. The complaint is a putative class action for damages growing out of certain California statutory claims with respect to alleged defects in a specific type of plastic roof installed on folding trailers from 1995 through late 2002. The plaintiffs have further clarified and narrowed the class for which they are seeking certification, which now encompasses all original owners of folding trailers produced by Fleetwood Folding Trailers, Inc. with this type of roof, but not including original purchasers who received an aluminum roof replacement and did not pay for freight. The subject matter of the claim is similar to a putative class action previously filed in California state court in Griffin et al v. Fleetwood Enterprises, Inc. et al. The California trial court denied class action certification in the Griffin matter on April 28, 2005, and the California Court of Appeal upheld the denial in a decision issued on May 11, 2006. On March 26, 2007, the federal trial court granted a motion to dismiss the class action complaint in the Brodhead case, leaving pending only the individual claims of the four named plaintiffs. The plaintiffs sought reconsideration of the dismissal order, but the court denied that motion and dismissed the claims of the four individual plaintiffs on May 29, 2007. On June 27, 2007, the plaintiffs filed a Notice of Appeal of the federal court’s dismissal order to the Ninth Circuit Court of Appeals. If the Court of Appeals affirms

FLEETWOOD ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the dismissal order, this matter would be concluded. Fleetwood will continue to vigorously defend the matter.

Fleetwood has been painting motor homes at our Riverside, California, plant since July 2004, pursuant to experimental variances granted by the California Division of Occupational Safety and Health (the Division), which is the enforcement and consultation agency for the California Occupational Safety and Health program (Cal/OSHA). Although Fleetwood believes it is providing safety and health protection to employees that goes beyond the protection required by Cal/OSHA, a variance from a Cal/OSHA standard is required wherever an employer is recirculating air in paint spray booths. The current experimental variance was extended to July 2007 and has now been further extended to October 2007, but Fleetwood has been advised that it is unlikely that the experimental variance will be further extended. Fleetwood has applied to the California Occupational Safety and Health Appeals Board (the Board) for a permanent variance and several hearings on that application have been held, and at the request of the Board briefs were filed by Fleetwood, the Division and the Board’s staff on June 28, 2007. The Division opposed the grant of the variance in the hearings before the Board and in its brief. In a notice received by Fleetwood on July 2, 2007 the Board requested further briefing from the parties on several issues. If a permanent variance is not granted and if the experimental variance is not extended, then Fleetwood would be unable to use the spray booths as currently deployed unless a court intervenes to grant Fleetwood relief. Fleetwood is actively exploring several engineering and production contingencies that could permit it to continue to offer full-body paint on the models produced by the Riverside plant. The implementation of these contingency plans would however result in a disruption to the production of motor homes from this plant if the experimental variance is not extended.

Fleetwood is also subject to other litigation from time to time in the ordinary course of business. Insurance covers all or part of our liability under some of this litigation. Although Fleetwood cannot currently determine the amount of any liability that exceeds its insurance, management does not expect that liability to have a material adverse effect on its financial condition or results of operations.

Guarantees:

In conjunction with the sale of Fleetwood’s manufactured housing retail business, numerous leased retail locations were assigned to the buyers. Although Fleetwood received indemnification from the assignees, if the assignees were to become unable to continue making payments under the assigned leases, Fleetwood estimates its present maximum potential obligation with respect to leases currently in effect to be $9.2 million as of April 29, 2007. Fleetwood shall remain liable for the remaining lease terms, which range from one month to eight years. The risk of loss is mitigated by the potential to sublease the assigned leases to other parties. The fair value of the guarantee was not material for any of the periods presented.

Other:

Fleetwood Enterprises, Inc. has entered into nine limited guarantees aggregating $3.3 million for certain obligations of certain retailers to floorplan lenders and an additional three unsecured guarantees aggregating $6.3 million for other obligations. The fair value of the guarantee was not material for any of the periods presented.

(18) Leases

Certain of Fleetwood’s facilities and equipment are leased under terms that range from monthly to five years.

FLEETWOOD ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is a schedule by year of future minimum rental payments required under operating and capital leases that have initial or remaining non-cancelable lease terms in excess of one year as of April 29, 2007:

	Minimum Rental Payments
Fiscal Year	Operating	Capital
	(Amounts in thousands)
2008	$2,481	$2,233
2009	2,496	2,297
2010	1,786	383
2011	646	35
Later years	1,105	7
Total minimum lease payments	$8,514	$4,955

Rental expense for the last three fiscal years was as follows:

	2007	2006	2005
	(Amounts in thousands)
Rental expense	$3,716	$4,328	$4,360
Less: Sublease rental income	(445)	(364)	(971)
	$3,271	$3,964	$3,389

(19) Stock-Based Incentive Compensation Plans

Fleetwood maintains a stock-based incentive compensation plan under Fleetwood’s Amended and Restated 1992 Stock-Based Incentive Compensation Plan for officers and key employees. Under this plan Fleetwood is authorized to grant up to 9,900,000 shares of Fleetwood’s stock in the form of shares, share options, restricted stock, and restricted stock units. In addition, Fleetwood maintains the 1992 Non-Employee Director Stock Option Plan for its non-employee directors. This plan has been authorized to grant up to 400,000 shares in the form of share options. Options were also granted to Elden L. Smith, Fleetwood’s President and Chief Executive Officer, as an inducement to his becoming an employee of Fleetwood, under a separate plan which, under the rules of the New York Stock Exchange, was not required to be approved by shareholders. Beginning with the first quarter of fiscal 2007, performance-based restricted stock units were granted, under Fleetwood’s Amended and Restated 1992 Stock-Based Incentive Compensation Plan, at no cost to officers and certain employees. The performance-based restricted stock units are awarded at the beginning of a one-year performance period and convert into restricted shares that can vary in number from 0% to 125% of the initial award depending on the level of performance achieved. Performance is measured against established targets for earnings per share (EPS) or segment operation returns (for awards granted to employees of operating groups) during the one-year performance period. Restricted shares time-vest ratably over a subsequent three-year service period. All of these plans are shareholder approved, other than the previously mentioned Elden L. Smith plan.

FLEETWOOD ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is a summary of the stock option activity for employees and non-employee directors for the last three fiscal years:

	2007		2006		2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	4,545,850	$14.94	5,753,074	$14.18	5,812,945	$13.37
Granted	990,700	7.25	640,200	11.05	1,112,200	12.55
Exercised	(232,724)	4.56	(850,019)	7.15	(777,086)	5.11
Forfeited	(169,522)	12.32	(131,366)	5.88	(79,462)	10.54
Expired	(650,400)	18.42	(866,039)	16.02	(315,523)	16.77
Outstanding at end of year	4,483,904	$13.38	4,545,850	$14.94	5,753,074	$14.18
Exercisable at end of year	3,050,975	$15.47	3,488,665	$15.93	4,281,775	$15.88
Weighted average fair value of options granted		$3.32		$4.83		$4.82

The weighted-average grant-date fair value of options granted during the fiscal years ended 2007, 2006, and 2005 was $3.32, $4.83, and $4.82, respectively. The total intrinsic value of options exercised during the 2007, 2006 and 2005 fiscal years was approximately $859,000, $3.4 million, and $4.6 million, respectively.

As of April 29, 2007, there was a total of $3.9 million of unrecognized compensation cost related to nonvested stock options granted under Fleetwood’s stock-based incentive compensation plans that will be recognized over the remaining weighted average vesting period of 2.18 years.

Restricted stock units have a three-year vesting schedule and include a performance condition to vest. The fair value of each restricted stock unit is measured on the date of grant using the grant date price of Fleetwood’s stock and recorded as compensation cost over the remaining service period when it is probable that the performance condition will be achieved. If such goals are not met, no compensation cost is recognized and any recognized compensation cost is reversed.

A summary of restricted stock unit activity for the fiscal year ended April 29, 2007 is presented below:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Nonvested at April 30, 2006	—	$—
Granted	248,388	7.76
Vested	—	—
Forfeited(1)	(248,388)	7.76
Nonvested at April 29, 2007	—	$—

(1)          32,092 units were forfeited due to termination of employment. The remaining restricted stock units were forfeited as Fleetwood did not meet the required performance targets.

FLEETWOOD ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As a result of adopting SFAS No. 123R on May 1, 2006, a total share-based payment cost of $3.4 million was recognized during the fiscal year ended April 29, 2007, as a component of operating expenses. No compensation cost was recognized during fiscal year ended April 29, 2007 related to the restricted stock units.

(20) Stockholder Rights Plan

On September 15, 1998, Fleetwood’s Board of Directors adopted a new stockholder rights agreement to replace the previous plan that expired on November 9, 1998, granting certain new rights to holders of Fleetwood’s common stock. Under the new plan, which was effective November 10, 1998, one right was granted for each share of common stock held as of November 9, 1998, and one right will be granted for each share subsequently issued. Each right entitles the holder, in a hostile takeover scenario and after paying the exercise price (currently $160), to purchase Fleetwood common stock having a market value equal to two times the exercise price. Also, if Fleetwood is merged into another corporation, or if 50% or more of Fleetwood’s assets are sold, then rightholders are entitled, upon payment of the exercise price, to buy common shares of the acquiring corporation at a 50% discount from their then current market value. In either case, these rights are not available to the acquiring party. However, these exercise features will not be activated if the acquiring party makes an offer to acquire all of Fleetwood’s outstanding shares at a price that is judged by the Board of Directors to be fair to all Fleetwood shareholders. The rights may be redeemed by Fleetwood under certain circumstances at the rate of $0.02 per right. The shareholder rights plan dated September 15, 1998, was amended effective April 30, 2001, and again effective December 31, 2002. The rights will expire on November 9, 2008.

(21) Results by Quarter (Unaudited)

The unaudited results by quarter for fiscal years 2007 and 2006 are shown below (amounts in thousands, except per share data):

Fiscal Year Ended April 2007:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Number of weeks in the quarter	13	13	13	13
Revenues	$529,771	$526,573	$443,172	$508,406
Gross profit	73,254	73,515	58,575	72,042
Operating income (loss)	(8,234)	(15,226)	(24,927)	(18,629)
Income (loss) from continuing operations	669	(19,769)	(29,670)	(38,880)
Discontinued operations, net	(1,080)	(658)	(235)	(338)
Net loss used for basic and diluted loss per common share	$(411)	$(20,427)	$(29,905)	$(39,218)
Loss per common share(1):
Basic and diluted	$(.01)	$(0.32)	$(0.47)	$(0.61)
Weighted average common shares:
Basic and diluted	63,892	63,919	63,937	64,058

FLEETWOOD ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Year Ended April 2006:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Number of weeks in the quarter	14	13	13	13
Revenues	$616,475	$629,501	$583,866	$602,558
Gross profit	100,063	112,017	111,231	99,381
Operating income (loss)	(893)	10,135	11,936	8,327
Income (loss) from continuing operations	(17,413)	3,791	4,708	2,849
Discontinued operations, net	(12,144)	(5,709)	(3,332)	(1,187)
Net income (loss) used for basic and diluted earnings (loss) per common share	$(29,557)	$(1,918)	$1,376	$1,662
Earnings (loss) per common share(1):
Basic and diluted	$(.53)	$(.03)	$.02	$.03
Weighted average common shares:
Basic	56,136	56,481	61,838	63,820
Diluted	56,136	57,209	62,622	64,521

(1)          Net earnings (loss) per share is computed independently for each of the quarters presented and the summation of quarterly amounts does not necessarily equal the total net earnings (loss) per share reported for the year.

Schedule II—Valuation and Qualifying Accounts

	Balance at beginning of year	Additions charged to costs and expenses	Payment or utilization	Balance at end of year
Fiscal year ended April 29, 2007:
Product warranty reserves	$67,123	$78,147	$(76,091)	$69,179
Insurance reserves	53,799	28,664	(29,274)	53,189
Fiscal year ended April 30, 2006:
Product warranty reserves	$65,143	$86,981	$(85,001)	$67,123
Insurance reserves	51,103	32,986	(30,290)	53,799
Fiscal year ended April 24, 2005:
Product warranty reserves	$53,921	$102,210	$(90,988)	$65,143
Insurance reserves	49,067	39,246	(37,210)	51,103

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures:

Based on our management’s evaluation, with the participation of our chief executive officer and chief financial officer, as of April 29, 2007, the end of the period covered by this report, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting:

Our management is responsible for establishing and maintaining effective internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. Our internal control over financial reporting is a process designed, as defined in Rule 13a-15(f) under the Exchange Act, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

Our internal control over financial reporting is supported by written policies and procedures that:

(1)         pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(2)         provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(3)         provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of our annual consolidated financial statements, our management assessed the effectiveness of our internal control over financial reporting as of April 29, 2007. In making this assessment, our management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (which is sometimes referred to as the COSO Framework). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of April 29, 2007.

Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of internal control over financial reporting. That report is included above in Part II, Item 8, Financial Statements and Supplementary Data in this report.

Changes in Internal Controls:

There was no change in our internal control over financial reporting during the quarter ended April 29, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Code of Ethics:

We have adopted a written Code of Ethics that applies to our chief executive officer, chief financial officer, chief accounting officer, corporate controller, and treasurer, and other senior financial officers performing similar functions who are identified from time to time by the chief executive officer. We have also adopted a broader Code of Conduct that applies to all employees, including financial officers. The Code of Ethics for senior financial officers and the Code of Conduct for all employees are posted on our website, www.fleetwood.com. They can be accessed by clicking on the “Corporate Governance” heading, and then clicking on “Committee Charters and Governance Documents.” Any amendments to, or waivers for executive officers or directors of, these codes will be disclosed on our website promptly following the date of such amendment or waiver.

Except for information concerning our executive officers that is included under the caption “Executive Officers of the Registrant” at the end of Part I, Item 41 of this report, other information required by Item 10 is incorporated herein by reference from our definitive proxy statement for our 2007 annual shareholders’ meeting to be filed with the SEC no later than 120 days after April 29, 2007.

Item 11. Executive Compensation

The information required by Item 11 is incorporated herein by reference from our definitive proxy statement for our 2007 annual shareholders’ meeting to be filed with the SEC no later than 120 days after April 29, 2007.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated herein by reference from our definitive proxy statement for our 2007 annual shareholders’ meeting to be filed with the SEC no later than 120 days after April 29, 2007. We do provide, however, the equity compensation plan information required by Item 201(d) of Regulation S-K below.

Equity Compensation Plan Information

The following table provides information as of April 29, 2007, for compensation plans under which equity securities may be issued:

Plan Category	(a) Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants & Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants & Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Shareholders(1)	4,404,904	$13.46	1,185,954
Equity Compensation Plans Not Requiring Approval by Shareholders:
Options(2)	79,000	8.91	—
Total	4,483,904		1,185,954

(1)          Includes securities available for future issuance under shareholder-approved compensation plans other than upon the exercise of an option, warrant, or right, as follows:

•        Fleetwood’s Amended and Restated 1992 Stock-Based Incentive Compensation Plan presently provides that awards may be granted in the form of shares of common stock to replace all or a portion of compensation (other than base salary) that could otherwise become payable to any employee. A limit of 990,000 shares of common stock is imposed on stock awards. In addition, the Plan provides that awards may be made in shares of restricted stock, up to an aggregate of 600,000 shares.

(2)          Reflects stock options awarded as an inducement to Elden L. Smith to become our employee effective March 8, 2005.

Material Features of Equity Compensation Plans Not Approved by Shareholders

We granted options to acquire 79,000 shares of common stock, pursuant to the Elden L. Smith Stock Option Plan and Agreement, effective March 8, 2005, to Elden L. Smith as an inducement to his becoming our employee. Mr. Smith became President and Chief Executive Officer of Fleetwood on that date. Pursuant to the agreement, the options generally may not be transferred except in limited circumstances for estate planning purposes. The options vested or will vest according to the following schedule: one-third vested on the first anniversary of the effective date; one-third vested on the second anniversary; and one-third will vest on the third anniversary. The exercise price is $8.91 per share, and the options expire if unexercised on March 8, 2015. In the event of a change in control, the options may be exercised in full if adequate provision is not otherwise made for replacement awards or other consideration.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated herein by reference from our definitive proxy statement for our 2007 annual shareholders’ meeting to be filed with the SEC no later than 120 days after April 29, 2007.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is incorporated herein by reference from our definitive proxy statement for our 2007 annual shareholders’ meeting to be filed with the SEC no later than 120 days after April 29, 2007.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Financial Statements
	(1)	Report of Independent Registered Public Accounting Firm
Financial Statements included in Part II of this report:
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
Consolidated Statements of Operations for each of the three years in the period ended April 29, 2007
Consolidated Balance Sheets at April 29, 2007, and April 30, 2006
Consolidated Statements of Cash Flows for each of the three years in the period ended April 29, 2007
Consolidated Statements of Changes in Shareholders’ Equity for each of the three years in the period ended April 29, 2007
Notes to Consolidated Financial Statements
	(2)	Financial Statement Schedules
Schedule II—Valuation and Qualifying Accounts
All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.
(b)	Exhibits and Index to Exhibits:
2.1

Asset Purchase Agreement dated as of July 7, 2005 (Certain Schedules and Exhibits to the Asset Purchase Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant will furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request.). [Incorporated by reference to Fleetwood’s Report on Form 8-K filed on July 12, 2005.]

2.2

Purchase and Sale Agreement entered into as of July 29, 2005, by and between HomeOne Credit Corp., a Delaware corporation, Fleetwood Enterprises, Inc., a Delaware corporation, and Vanderbilt Mortgage and Finance, Inc., a Tennessee corporation. [Incorporated by reference to in Fleetwood’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2005.]

		3.1	Restated Certificate of Incorporation.
		3.2	Amendment of Restated Certificate of Incorporation.
		3.3	Amendment to Restated Certificate of Incorporation, as amended.
		3.4	Restated Bylaws of Fleetwood. [Incorporated by reference to Fleetwood’s Report on Form 8-K filed March 20, 2006.]
4.1

Rights Agreement dated as of September 15, 1998, between Fleetwood and the First National Bank of Boston. [Incorporated by reference to Fleetwood’s Registration Statement on Form 8-A filed on October 28, 1998.]

4.2

Amendment to Rights Agreement dated as of April 30, 2001, between Fleet National Bank (f/k/a First National Bank of Boston) and Fleetwood. [Incorporated by reference to Fleetwood’s Report on Form 8-K filed on May 30, 2001.]

4.3

Amendment No. 2 to Rights Agreement, dated as of December 31, 2002, by and between the Registrant and EquiServe Trust Company, N.A. [Incorporated by reference to Fleetwood’s Report on Form 8-K filed on January 10, 2003.]

4.4

Amended Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock. [Incorporated by reference to Fleetwood’s 10-K Annual Report for the year ended April 29, 2001.]

4.5

Amended and Restated Declaration of Trust of Fleetwood Capital Trust dated as of February 10, 1998, by and among Fleetwood Enterprises, Inc. and individual trustees of the Trust. [Incorporated by reference to Fleetwood’s Registration Statement on Form S-4 filed April 9, 1998.]

4.6

Indenture dated as of February 10, 1998, by and between Fleetwood Enterprises, Inc. and The Bank of New York, as Trustee, used in connection with Fleetwood Enterprises, Inc.’s 6% Convertible Subordinated Debentures due 2028. [Incorporated by reference to Fleetwood’s Registration Statement on Form S-4 filed April 9, 1998.]

4.7

Preferred Securities Guarantee Agreement dated as of February 10, 1998, by and between Fleetwood Enterprises, Inc. and The Bank of New York, as preferred guarantee trustee. [Incorporated by reference to Fleetwood’s Registration Statement on Form S-4 filed April 9, 1998.]

4.8	Indenture dated as of December 22, 2003 between Fleetwood and The Bank of New York, as trustee. [Incorporated by reference to Fleetwood’s Report on Form 8-K filed December 22, 2003.]
10.1	Form of employment agreement between Fleetwood and senior executive officers. [Incorporated by reference to Fleetwood’s 10-K Annual Report for the year ended April 29, 2001.]*
10.2	Form of employment agreement re: change in control between Fleetwood and senior officers. [Incorporated by reference to Fleetwood’s 10-K Annual Report for the year ended April 29, 2001.]*
10.3	Amended and Restated Deferred Compensation Plan. [Incorporated by reference to Fleetwood’s 10-K Annual Report for the year ended April 28, 1996.]*
10.4	Amended and Restated Supplemental Benefit Plan. [Incorporated by reference to Fleetwood 10-K Annual Report for the year ended April 28 1996.]*
10.5	2005 Deferred Compensation Plan. [Incorporated by reference to Fleetwood’s Quarterly Report on Form 10-Q for the quarter ended January 23, 2005.]*
10.6	Amended and Restated Benefit Restoration Plan. [Incorporated by reference to Fleetwood’s 10-K Annual Report for the year ended April 28 1996.]*
10.7	Amended and Restated 1992 Stock-Based Incentive Compensation Plan. [Incorporated by reference to Fleetwood’s Quarterly Report on Form 10-Q for the quarter ended January 25, 2004.]*
10.8	Amended and Restated 1992 Non-Employee Director Stock Option Plan. [Incorporated by reference to Fleetwood’s Quarterly Report on Form 10-Q for the quarter ended January 25, 2004.]*
10.9	Securities Purchase Agreement, dated as of July 26, 2006. [Incorporated by reference to Fleetwood’s Report on Form 8-K filed on July 28, 2006.]
10.10	Description of amendments to terms of certain executive compensation. [Incorporated by reference to Fleetwood’s Report on Form 8-K filed May 19, 2005.]*
10.11	Description of amendments to terms of certain executive compensation. [Incorporated by reference to Fleetwood’s Report on Form 8-K filed December 17, 2004.]*
10.12	Alternative Form Non-Qualified Stock Option Agreement for 1992 Stock-Based Incentive Compensation Plan. [Incorporated by reference to Fleetwood’s Report on Form 8-K filed September 16, 2004.]*

10.13	Employment agreement between Fleetwood and Elden L. Smith as of March 8, 2005. [Incorporated by reference to Fleetwood’s 10-K Annual Report for the year ended April 24, 2005.]*
10.14	Description of Director cash compensation. [Incorporated by reference to Fleetwood’s Report on Form 8-K filed September 16, 2004.]*
10.15	Elden L. Smith Stock Option Plan and Agreement. [Incorporated by reference to Fleetwood’s 10-K Annual Report for the year ended April 24, 2005.]*
10.16

Form of Employment Agreement between Fleetwood and certain senior executive officers, adopted July 2002. [Incorporated by reference to Fleetwood’s 10-K Annual Report for the year ended April 28, 2002.]*

10.17	Form Non-Qualified Stock Option Agreement for 1992 Non-Employee Director Stock Option Plan. [Incorporated by reference to Fleetwood’s Report on Form 8-K filed September 16, 2004.]*
10.18	2002 Long-Term Performance Plan. [Incorporated by reference to Fleetwood’s Quarterly Report on Form 10-Q for the quarter ended October 27, 2002.]*
10.19	Form Non-Qualified Stock Option Agreement for 1992 Stock Incentive Compensation Plan. [Incorporated by reference to on Fleetwood’s Report on Form 8-K filed September 16, 2004.]*
10.20	Form of indemnification agreement for Fleetwood’s officers. [Incorporated by reference to Fleetwood’s Report on Form 8-K filed on May 18, 2006.]*
10.21	Form of indemnification agreement for Fleetwood’s directors. [Incorporated by reference to Fleetwood’s Report on Form 8-K filed on May 18, 2006.]*
10.22	2005 Senior Executive Short-Term Incentive Compensation Plan. [Incorporated by reference to Exhibit A to Fleetwood’s Definitive Proxy Statement dated August 12, 2005.]*
10.23	Amendment to Amended and Restated 1992 Stock-Based Incentive Compensation Plan. [Incorporated by reference to Fleetwood’s Report on Form 8-K filed on June 15, 2006.]*
10.24

Third Amended and Restated Credit Agreement and Consent of Guarantors, dated as of January 5, 2007, among Fleetwood, Fleetwood Holdings, Inc. and its subsidiaries, the banks and other financial institutions signatory thereto, and Bank of America, N.A., as administrative agent and collateral agent. [Incorporated by reference to Fleetwood’s Report on Form 8-K filed on January 11, 2007.]

10.25

First Amendment dated as of May 25, 2007 to third Amended and Restated Credit Agreement and Consent of Guarantors, dated as of January 5, 2007, among Fleetwood, Fleetwood Holdings, Inc. and its subsidiaries, the banks and other financial institutions signatory thereto, and Bank of America, N.A., as administrative agent and collateral agent. [Incorporated by reference to Fleetwood’s Report on Form 8-K filed on May 31, 2007.]

10.26

Second Amended and Restated Credit Agreement dated as of July 1, 2005, among Fleetwood Enterprises, Inc., Fleetwood Holdings, Inc. and its subsidiaries, Fleetwood Retail Corp. and its subsidiaries, the banks and other financial institutions signatory thereto, and Bank of America, N.A., as administrative agent and collateral agent. [Incorporated by reference to Exhibit 10.12 in our annual report on Form 10-K for the year ended April 24, 2005.]

10.27

First Amendment to Second Amended and Restated Credit Agreement and Consent of Guarantors, dated as of July 22, 2005, among Fleetwood Enterprises, Inc., Fleetwood Holdings, Inc. and its subsidiaries listed on the signature pages thereto, Fleetwood Retail Corp. and its subsidiaries listed on the signature pages thereto, the banks and other financial institutions signatory thereto, and Bank of America, N.A., as administrative agent and collateral agent. [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated July 22, 2005.]

10.28

Second Amendment to Second Amended and Restated Credit Agreement and Consent of Guarantors, dated as of November 1, 2005, among Fleetwood Enterprises, Inc., Fleetwood Holdings, Inc. and its subsidiaries listed on the signature pages thereto, Fleetwood Retail Corp. and its subsidiaries listed on the signature pages thereto, the banks and other financial institutions signatory thereto, and Bank of America, N.A., as administrative agent and collateral agent. [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated November 1, 2005.]

10.29

Third Amendment to Second Amended and Restated Credit Agreement and Consent of Guarantors, dated as of May 9, 2006, among Fleetwood Enterprises, Inc., Fleetwood Holdings, Inc. and its subsidiaries listed on the signature pages thereto, Fleetwood Retail Corp. and its subsidiaries listed on the signature pages thereto, the bank and other financial institutions signatory thereto, and Bank of America, N.A., as administrative agent and collateral agent. [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated May 9, 2006.]

10.30	Form of executive officer employment agreement. [Incorporated by reference to Fleetwood’s Report on Form 8-K filed on January 24, 2007.]*
11

Statement of Computation of Per Share Earnings. All information required by Exhibit 11 is presented in Note 2 of Fleetwood’s Consolidated Financial Statements in accordance with the provisions of SFAS No. 128.

21	Subsidiaries of the Registrant.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
Date: July 12, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ THOMAS B. PITCHER	Chairman of the Board	July 12, 2007
Thomas B. Pitcher
/s/ ELDEN L. SMITH	President, Chief Executive	July 12, 2007
Elden L. Smith	Officer and Director
(Principal Executive Officer)
/s/ BOYD R. PLOWMAN	Executive Vice President,	July 12, 2007
Boyd R. Plowman	Chief Financial Officer and
Assistant Secretary
(Principal Financial Officer)
/s/ ANDREW M. GRIFFITHS	Senior Vice President and	July 12, 2007
Andrew M. Griffiths	Chief Accounting Officer
(Principal Accounting Officer)
/s/ PAUL D. BORGHESANI	Director	July 12, 2007
Paul D. Borghesani
/s/ LOREN K. CARROLL	Director	July 12, 2007
Loren K. Carroll

/s/ MARGARET S. DANO	Director	July 12, 2007
Margaret S. Dano
/s/ JAMES L. DOTI	Director	July 12, 2007
James L. Doti
/s/ DAVID S. ENGELMAN	Director	July 12, 2007
David S. Engelman
/s/ J. MICHAEL HAGAN	Director	July 12, 2007
J. Michael Hagan
/s/ DOUGLAS M. LAWSON	Director	July 12, 2007
Douglas M. Lawson
/s/ JOHN T. MONTFORD	Director	July 12, 2007
John T. Montford
/s/ DANIEL D. VILLANUEVA	Director	July 12, 2007
Daniel D. Villanueva