Form 10-Q
period 2007-07-29
FLEETWOOD ENTERPRISES INC/DE/
filed 2007-09-06
CIK 314132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 2007

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 31, 2007
Common stock, $1 par value	64,240,987 shares

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

•       the effect of global tensions, employment statistics, volatile fuel prices, interest rates, stock market performance, availability of financing generally, and other factors that can have a negative impact on consumer confidence, which in turn may reduce demand for our products, particularly recreational vehicles;

•       the availability and cost of wholesale and retail financing specifically for manufactured housing and recreational vehicles;

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

Although our management believes that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Undue reliance should not be placed on these forward-looking statements, which speak only as of the date of this report. Fleetwood undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may arise from changing circumstances or unanticipated events. Additionally, other risks and uncertainties are described in our Annual Report on Form 10-K for the fiscal year ended April 29, 2007, filed with the Securities and Exchange Commission, under “Item 1A. Risk Factors,” and “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition,” including the section therein entitled “Business Outlook.”

Item 1.  Financial Statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Fleetwood Enterprises, Inc.

We have reviewed the condensed consolidated balance sheet of Fleetwood Enterprises, Inc. as of July 29, 2007, the related condensed consolidated statements of operations and condensed consolidated statements of cash flows for the thirteen-week periods ended July 29, 2007 and July 30, 2006, and condensed consolidated statement of changes in the shareholders’ equity for the thirteen-week period ended July 29, 2007. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Fleetwood Enterprises, Inc. as of April 29, 2007, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended (not presented herein) and in our report dated July 6, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of April 29, 2007, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Orange County, California

September 4, 2007

FLEETWOOD ENTERPRISES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands except per share data)

(Unaudited)

	13 Weeks Ended
	July 29, 2007	July 30, 2006

Net Sales:
RV Group	$359,253	$371,226
Housing Group	144,208	145,664
Supply Group	6,781	12,881
	510,242	529,771

Cost of products sold	433,667	456,517
Gross profit	76,575	73,254

Operating expenses	75,115	83,552
Other operating income, net	(4,564)	(2,064)

Operating income (loss)	6,024	(8,234)

Other income (expense):
Investment income	1,317	2,140
Interest expense	(5,516)	(6,773)
Other, net	—	18,530
	(4,199)	13,897

Income from continuing operations before income taxes	1,825	5,663
Provision for income taxes	(3,805)	(4,994)

Income (loss) from continuing operations	(1,980)	669
Loss from discontinued operations, net	(366)	(1,080)

Net loss	$(2,346)	$(411)

	Basic	Diluted	Basic	Diluted

Earnings (loss) per common share:
Income (loss) from continuing operations	$(.03)	$(.03)	$.01	$.01
Loss from discontinued operations	$(.01)	$(.01)	$(.02)	$(.02)
Net loss per common share	$(.04)	$(.04)	$(.01)	$(.01)

Weighted average common shares	64,160	64,160	63,892	64,502

See accompanying notes to condensed consolidated financial statements.

FLEETWOOD ENTERPRISES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	July 29, 2007	April 29, 2007
	(Unaudited)
Assets
Cash	$26,536	$52,128
Marketable investments	24,466	24,161
Receivables	133,193	123,535
Inventories	183,809	174,910
Deferred taxes, net	7,239	7,847
Other current assets	12,806	11,256

Total current assets	388,049	393,837

Property, plant and equipment, net	187,058	192,229
Deferred tax benefit – non-current, net	44,283	46,488
Cash value of company-owned life insurance, net	19,853	22,956
Goodwill	6,316	6,316
Other assets	41,572	41,345

Total assets	$687,131	$703,171

Liabilities and Shareholders’ Equity
Accounts payable	$49,347	$52,226
Employee compensation and benefits	49,077	50,766
Federal and state income taxes	3,326	2,961
Product warranty reserves	44,244	45,926
Insurance reserves	19,324	18,629
Other short-term borrowings	4,884	7,314
Accrued interest	3,242	7,526
Other current liabilities	63,962	69,970

Total current liabilities	237,406	255,318

Deferred compensation and retirement benefits	28,240	28,237
Product warranty reserves	22,685	23,253
Insurance reserves	35,292	34,560
5% convertible senior subordinated debentures	100,000	100,000
6% convertible subordinated debentures	160,142	160,142
Other long-term debt	20,131	17,508

Total liabilities	603,896	619,018

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $1 par value, authorized 10,000,000 shares, none outstanding	—	—
Common stock, $1 par value, authorized 150,000,000 shares, outstanding 64,241,000 at July 29, 2007, and 64,111,000 at April 29, 2007	64,241	64,111
Capital surplus	494,289	493,174
Retained deficit	(477,540)	(475,194)
Accumulated other comprehensive income	2,245	2,062
Total shareholders’ equity	83,235	84,153
Total liabilities and shareholders’ equity	$687,131	$703,171

See accompanying notes to condensed consolidated financial statements.

FLEETWOOD ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	13 Weeks Ended
	July 29, 2007	July 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) from continuing operations	$(1,980)	$669
Adjustments to reconcile income (loss) from continuing operations to net cash used in operating activities:
Depreciation expense	5,124	5,826
Amortization of financing costs	371	727
Stock-based compensation expense	452	528
Gain on sale of property, plant and equipment	(5,339)	(2,064)
Asset impairment charges	775	—
Gain on redemption of convertible trust preferred securities	—	(18,530)
Gain on investment securities transaction	(1)	—
Deferred taxes	2,813	3,585
Changes in assets and liabilities:
Receivables	(9,658)	312
Inventories	(8,899)	(29,790)
Cash value of company-owned life insurance	541	304
Other assets	(2,154)	236
Accounts payable	(2,879)	(245)
Accrued interest	(1,722)	(2,629)
Employee compensation and benefits	(1,686)	(6,425)
Federal and state income taxes payable	365	1,449
Product warranty reserve	(2,250)	(980)
Other liabilities	(4,581)	(7,878)

Net cash used in operating activities	(30,708)	(54,905)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available-for-sale	(2,484)	(2,749)
Proceeds from sale of investment securities available-for-sale	2,121	2,482
Purchases of property, plant and equipment	(2,097)	(2,266)
Proceeds from sale of property, plant and equipment	6,708	5,847
Net cash provided by investing activities	4,248	3,314

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings	193	(1,352)
Redemption of convertible subordinated debentures	—	(30,385)
Proceeds from exercise of stock options	793	106

Net cash provided by (used in) financing activities	986	(31,631)

CASH FLOWS FROM DISCONTINUED OPERATIONS
Net cash used in operating activities	(366)	(666)
Net cash provided by investing activities	—	—
Net cash used in financing activities	—	—
Net cash used in discontinued operations	(366)	(666)

Foreign currency translation adjustment	248	(202)

Net change in cash	(25,592)	(84,090)
Cash at beginning of period	52,128	123,141

Cash at end of period	$26,536	$39,051

See accompanying notes to condensed consolidated financial statements.

FLEETWOOD ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES
IN SHAREHOLDERS’ EQUITY
(Amounts in thousands)

(Unaudited)

					Accumulated
					Other
	Common Stock		Additional		Comprehensive	Total
	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Income (Loss)	Shareholders’ Equity

Balance April 29, 2007	64,111	$64,111	$493,174	$(475,194)	$2,062	$84,153

Comprehensive loss:

Net loss	—	—	—	(2,346)	—	(2,346)

Other comprehensive income:

Foreign currency translation	—	—	—	—	248	248

Investment securities	—	—	—	—	(65)	(65)

Comprehensive loss						(2,163)

Stock options exercised	130	130	663	—	—	793

Share-based compensation expense	—	—	452	—	—	452

Balance July 29, 2007	64,241	$64,241	$494,289	$(477,540)	$2,245	$83,235

See accompanying notes to condensed consolidated financial statements.

FLEETWOOD ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 29, 2007
(Unaudited)

1)                                      Basis of Presentation

Fleetwood Enterprises, Inc. (“Fleetwood” or “the Company”) is a manufacturer of recreational vehicles and factory-built housing. In addition, Fleetwood operates three supply companies that provide components for the recreational vehicle and housing operations, while also generating outside sales.

Fleetwood’s business began in 1950 through the formation of a California corporation, which reincorporated in Delaware in September 1977. Fleetwood conducts manufacturing activities in 15 states within the U.S., and with one facility in Mexico. Fleetwood formerly operated a manufactured housing retail business and a financial services subsidiary before designating them as discontinued operations in March 2005 and selling the majority of their assets by August 2005. The accompanying financial statements consolidate the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain amounts previously reported have been reclassified to conform to Fleetwood’s fiscal 2008 presentation.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made in preparing these financial statements include accrued warranty costs, depreciable lives, insurance reserves, accrued postretirement healthcare benefits, legal reserves, the deferred tax asset valuation allowance and the assumptions used to determine the expense recorded for share-based payments.

In the opinion of the Company’s management, the accompanying consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position at July 29, 2007, and the results of operations for the 13-week period ended July 29, 2007. The condensed consolidated financial statements do not include certain footnotes and financial information normally presented annually under U.S. generally accepted accounting principles and, therefore, should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended April 29, 2007. The Company’s businesses are seasonal and its results of operations for the 13-week periods ended July 29, 2007 and July 30, 2006, respectively, are not necessarily indicative of results to be expected for the full year.

Recent Accounting Pronouncements

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

Income Taxes

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes,” which supplements Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes,” by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. FIN No. 48 requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are to be recognized. Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. At adoption, companies must adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Fleetwood adopted FIN No. 48 at the beginning of fiscal 2008 and its adoption did not have a material impact on Fleetwood’s results of operations or financial position. Fleetwood recognizes potential interest and penalties related to uncertain tax positions as part of income tax expense.

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

2)                                      Supplemental Financial Information

Earnings Per Share:

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Stock options, restricted stock units, and convertible securities were determined to be anti-dilutive for the quarter ended July 29, 2007. The table below shows the components for the calculation of both basic and diluted earnings (loss) per share for the fiscal quarters ended July 29, 2007 and July 30, 2006 (amounts in thousands):

	13 Weeks Ended
	July 29, 2007	July 30, 2006

Basic and diluted –

Income (loss) from continuing operations	$ (1,980)	$ 669
Loss from discontinued operations	(366)	(1,080)

Net loss	$ (2,346)	$ (411)

Weighted average shares outstanding used for basic income (loss) per share	64,160	63,892
Effect of dilutive employee stock options	—	422
Effect of dilutive restricted stock units	—	188
Weighted average shares outstanding used for dilutive income (loss) per share	64,160	64,502

Anti-dilutive securities outstanding as of the fiscal quarters ended July 29, 2007 and July 30, 2006 are as follows

(amounts in thousands):

	13 Weeks Ended
	July 29, 2007	July 30, 2006

Options and warrants	4,079	3,564

Restricted stock and restricted stock units	79	60

6% convertible subordinated debentures	3,104	3,104

5% convertible senior subordinated debentures	8,503	8,503

Common stock reserved for future issuance at July 29, 2007 was 15,765 shares.

Stock-Based Incentive Compensation:

The Company maintains a stock-based incentive compensation plan under the Company’s Amended and Restated 1992 Stock-Based Incentive Compensation Plan for officers and key employees. The Company grants stock options and performance-based restricted stock units under this plan, at no cost, to both officers and certain employees.

A summary of option activity for the 13 weeks ended July 29, 2007 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at April 29, 2007	4,483,904	$ 13.38	5.69	$ 4,023,565
Granted	—	—
Exercised	(129,898)	6.11
Forfeited	(11,865)	8.17
Expired	(263,035)	26.44

Outstanding at July 29, 2007	4,079,106	$ 12.78	5.82	$ 4,964,265

Exercisable at April 29, 2007	3,050,975	$ 15.47	4.25	$ 2,715,817

Exercisable at July 29, 2007	2,674,409	$ 14.81	4.41	$ 2,991,012

In the 13 weeks ended July 29, 2007, the Company also granted 196,048 performance-based restricted stock units. All previous grants of performance-based restricted stock units had been forfeited, as the performance criteria were not met. Total stock-based compensation expense included in the statements of income for the quarters ended July 29, 2007 and July 30, 2006 was $452,000 and $528,000, respectively.

Postretirement Healthcare Benefits:

The Company provides healthcare benefits to certain retired employees from date of retirement to when they become eligible for Medicare coverage or reach age 65, whichever is sooner. Employees become eligible for benefits after meeting certain age and service requirements. The cost of providing retiree healthcare benefits is actuarially determined and accrued over the service period of the active employee group.

The net periodic postretirement benefit cost was not significant for either of the quarters ended July 29, 2007 or July 30, 2006. The total amount of employer’s contributions expected to be paid during the current fiscal year is $492,000.

Defined Benefit Pension Plan:

Fleetwood sponsors a defined benefit pension plan assumed in connection with the acquisition of Fleetwood Folding Trailers, Inc. The plan provides benefits based primarily on participants’ salary and length of service. The cost of providing the pension benefits is actuarially determined and accrued over the service period of the active employee group.

The net periodic pension plan cost was not significant for either of the quarters ended July 29, 2007 and July 30, 2006. The total amount of employer’s contributions expected to be paid during the current fiscal year is $670,000.

Inventory Valuation:

Inventories are valued at the lower of cost (first-in, first-out) or market. Work in process and finished goods costs include materials, labor, and manufacturing overhead. Inventories consist of the following (amounts in thousands):

	July 29, 2007	April 29, 2007
Manufacturing inventory-
Raw materials	$ 110,070	$ 102,777
Work in process	42,049	40,017
Finished goods	31,690	32,116

	$ 183,809	$ 174,910

Property, Plant and Equipment, Net

Property, plant and equipment is stated at cost, net of accumulated depreciation, and consists of the following (amounts in thousands):

	July 29, 2007	April 29, 2007

Land	$ 16,727	$ 17,307
Buildings and improvements	301,987	304,761
Machinery and equipment	162,887	162,135
	481,601	484,203
Less accumulated depreciation	(294,543)	(291,974)

	$ 187,058	$ 192,229

Product Warranty Reserve:

Fleetwood typically provides retail buyers of its products with a one-year warranty covering defects in material or workmanship, with longer warranties on certain structural components. This warranty period typically commences upon delivery to the end user of the product. The Company records a liability based on the best estimate of the amounts necessary to settle existing and future claims on products sold as of the balance sheet date. Factors used in estimating the warranty liability include a history of units sold to customers, the average cost incurred to repair a unit and a profile of the distribution of warranty expenditures over the warranty period. The historical warranty profile is used to estimate the classification of the reserve between long-term and short-term on the balance sheet.

Changes in the Company’s product warranty liability are as follows (amounts in thousands):

	13 Weeks Ended
	July 29, 2007	July 30, 2006
Balance, beginning of period	$ 69,179	$ 67,123
Warranties issued and changes in the estimated liability during the period	11,959	17,663
Settlements made during the period	(14,209)	(18,643)

Balance, end of period	$ 66,929	$ 66,143

Accumulated Other Comprehensive Income (Loss):

Comprehensive income (loss) includes all revenues, expenses, gains, and losses that affect the capital of the Company aside from issuing or retiring shares of stock. Net income (loss) is one component of comprehensive income (loss). Based on the Company’s current activities, the only other components of comprehensive income (loss) consist of foreign currency translation gains or losses, changes in the unrealized gains or losses on marketable securities, and unrealized actuarial gains and losses relating to defined benefit plans.

The difference between net income (loss) and total comprehensive income (loss) is shown below (amounts in thousands):

	13 Weeks Ended
	July 29, 2007	July 30, 2006
Net loss	$ (2,346)	$ (411)
Foreign currency translation	248	(202)
Unrealized gain on investments	(65)	114

Comprehensive loss	$ (2,163)	$ (499)

3)                                    Segment Information

Information with respect to operating segments is shown below (amounts in thousands):

	13 Weeks Ended
	July 29, 2007	July 30, 2006

REVENUES:

RV Group	$ 359,253	$ 371,226
Housing Group	144,208	145,664
Supply Group	6,781	12,881

	$ 510,242	$ 529,771

OPERATING INCOME (LOSS):

RV Group	$ 1,909	$ (13,253)
Housing Group	5,028	2,067
Supply Group	752	1,248
Corporate and other	(1,665)	1,704

	$ 6,024	$ (8,234)

                                               In addition to the third party revenues shown above, the Supply Group also generated the following intercompany revenues with the RV and Housing Groups:

13 Weeks Ended
	July 29, 2007	July 30, 2006

Supply intercompany revenues	$ 27,237	$ 33,960

4)                                      Other Operating (Income) Expense, net

Other operating (income) expense, net for the quarter ended July 29, 2007 consisted of a $5.3 million gain from the sale of an idle RV facility, partially offset by $775,000 of impairment charges related to an idle RV facility. The prior year amount consisted of a $2.1 million gain from the sale of fixed assets.

5)                                      Income Taxes

The current quarter tax provision was principally due to a $2.8 million non-cash adjustment to the carrying amount of the deferred tax asset as a result of the decision to market for sale a property used by one of our supply businesses. This reduces unrealized gains that would be available to realize the carrying value of the deferred tax asset. The remainder of the tax provision related to state tax liabilities.

The prior year first quarter tax provision of $5.0 million is mainly attributable to a $3.6 million decrease in deferred tax assets. The utilization of the deferred tax assets occurred as a result of the Company realizing income through the repurchase of 1,000,000 shares of the Company’s 6% convertible trust preferred securities. Prior to the repurchase, the unrealized gains on the securities were identified as a source of future income to support deferred tax assets, principally income realized from the potential repurchase of the Company’s 6% convertible trust preferred securities. The provision also includes state tax liabilities in several states, with no offsetting tax benefits in others.

At July 29, 2007, the Company has identified unrealized sources of income, sufficient to support a deferred tax asset of $51.5 million, compared to $54.3 million at fiscal year-end.

On April 30, 2007, the Company adopted the provisions of FIN No. 48, which clarifies the accounting for uncertainty in income tax positions. This interpretation requires the Company to recognize in the condensed consolidated financial statements only those tax positions determined to be more-likely-than-not of being sustained upon examination, based on the technical merits of the positions. The Company must assume that the taxing authority will examine the income tax position and have full knowledge of all relevant information. For each income tax position that meets the more-likely-than-not recognition threshold, the Company then assesses the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the taxing authority.

The Company had a $4.4 million reserve for uncertain income tax positions as of July 29, 2007. Changes to the reserve upon adoption of FIN No. 48 and during the three months ended July 29, 2007 were not material. The net amount of $4.4 million, if recognized, would favorably affect the Company’s effective tax rate. Included in the reserve was $0.7 million of interest and penalties related to uncertain tax positions. The Company’s policy is to recognize interest and penalties accrued on uncertain tax positions as part of income tax expense.

The Company strives to resolve open matters with each tax authority at the examination level and could reach agreement with them at any time. While the Company has accrued for amounts it believes are the expected results, the final outcome with a taxing authority may be a tax liability that is more or less than that reflected in the financial statements. Furthermore, the Company may later decide to challenge any assessments, if made, and may exercise its right to appeal.

Unrecognized tax positions are reviewed quarterly and adjusted as events occur that affect potential liabilities for additional taxes, such as lapsing of applicable statutes of limitations, proposed assessments by taxing authorities, negotiations between such authorities and identification of new issues and issuance of new legislation, regulations or case law. Management believes that adequate taxes and related interest have been provided for any adjustments that may result from these uncertain tax positions.

The total liability for unrecognized tax benefits may change within the next twelve months due to either settlement of audits or expiration of statutes of limitations. The Company estimates that it is reasonably possible that the liability for unrecognized tax benefits will decrease by approximately $1.7 million in the next twelve months as a result of normal statute expirations and anticipated settlements with taxing authorities. At July 29, 2007, the Company has concluded all U. S. federal income tax matters for years through April 27, 2003. All material state and foreign income tax matters have been concluded for years through April 28, 2002.

6)                                      Discontinued Operations

On March 30, 2005, Fleetwood announced plans to exit its manufactured housing retail and financial services businesses and completed the sale of the majority of the assets of these businesses by August 2005. The decision to exit these businesses was intended to stem losses sustained in the retail operations. The return to a traditional focus on manufacturing operations was part of Fleetwood’s stated goal of making the transition to sustained profitability. As of July 29, 2007 and April 29, 2007, the remaining assets and liabilities of the discontinued operations were not significant. Operating results of these businesses are classified as discontinued operations for all periods presented. Loss from discontinued operations, net, mostly consisted of ongoing operating losses associated with the wind-down of the business. Future losses are not expected to be material to the Company’s overall financial results or its financial position.

7)                                      Secured Credit Facility:

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

Gross loan commitments for all three components of the facility are $182 million from May through November, with a seasonal uplift to $207 million from December through April. The commitments to the term loan and real estate sub-facility have been reduced through quarterly amortization to net values of $20.4 million and $14.3 million, respectively, at the end of the current fiscal quarter. Such commitments now include increases of $3.9 million and $3.7 million, respectively, with the completion of the updated real estate appraisals in June 2007. In addition, when the appraisals were updated and the term loan was increased, the maturity date of the term loan was extended from July 31, 2007 to July 31, 2010. On the first day of each fiscal quarter, Fleetwood is required to repay $786,000 in principal on the term loan, and the ability to borrow under the real estate sub-facility is reduced by $375,000.

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

After giving effect to the extended maturity date of the term loan, the aggregate short-term balance outstanding on the revolver and term loan was $2.9 million as of July 29, 2007 and $6.2 million as of July 30, 2006. An additional $17.3 million of the term loan was included in long-term borrowings as of July 29, 2007, and an additional $16.5 million of the term loan was included in long-term borrowings as of July 30, 2006. The revolving credit line and term loan bear interest, at our option, at variable rates based on either Bank of America’s prime rate or one, two or three-month LIBOR.

As of July 29, 2007, the net loan commitments for the credit facility stood at $179.7 million, comprised of $159.3 million for the revolver and $20.4 million for the term loan. Fleetwood’s borrowing capacity, however, is governed by the amount of a borrowing base, consisting primarily of inventories and accounts receivable that fluctuate significantly. The borrowing base is revised weekly for changes in receivables and monthly for changes in inventory balances. At the end of the quarter, the borrowing base totaled $163.3 million. After consideration of outstanding borrowings and standby letters of credit of $69.1 million, unused borrowing capacity (availability) was approximately $74.0 million. Borrowings are secured by receivables, inventory and certain other assets, primarily real estate, and are used for working capital and general corporate purposes. Under the senior credit agreement, Fleetwood Enterprises, Inc. is a guarantor of the borrowings and letters of credit of its wholly owned subsidiary, Fleetwood Holdings, Inc. Fleetwood is subject to a springing covenant that requires minimum levels of earnings before interest, taxes, depreciation, and amortization, but only if average daily liquidity, defined as cash, cash equivalents, and unused borrowing capacity falls below a prescribed minimum level. This minimum, which is measured monthly, was also reduced under the January 2007 renewal from $90 million to $50 million. In addition, the current agreement requires testing of the covenant if liquidity falls below $25 million on any single day or average daily availability is below $20 million in any particular month.

8)                                      5% Convertible Senior Subordinated Debentures

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

9)                                      6% Convertible Subordinated Debentures

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

The securities are convertible, at the option of the holder, at any time at the rate of 1.02627 shares of Fleetwood common stock (i.e., a conversion price of $48.72 per common share), subject to adjustment in certain circumstances. Since February 15, 2006, the debentures have been redeemable in whole or in part, at the option of Fleetwood, at a price equal to the principal amount plus accrued and unpaid interest. The securities are subject to mandatory redemption to the extent of any early redemption of the debentures and upon maturity of the debentures on February 15, 2028.

Distributions on the securities held by the trust are payable quarterly in arrears at an annual rate of 6%. The Company has the right to elect to defer distributions for up to 20 consecutive quarters under the trust indenture governing the 6% convertible trust preferred securities. When the Company defers a distribution on the 6% convertible trust preferred securities, it is prevented from declaring or paying dividends on its common stock during the period of the deferral.

The Company purchased and cancelled 1,000,000 shares or 24.8% of its previously outstanding 6% convertible trust preferred securities in July 2006. The transaction price of $31 per share represented a discount of approximately 39% from the par value of $50 per share, taking into account accrued and unpaid interest. Long-term debt was reduced by $50 million and the Company recorded a pre-tax gain of approximately $18.5 million as other income in the first quarter of fiscal 2007.

10)                               Commitments and Contingencies

Repurchase Commitments:

Producers of recreational vehicles and manufactured housing customarily enter into repurchase agreements with lending institutions that provide wholesale floorplan financing to independent dealers. Fleetwood’s agreements generally provide that, in the event of a default by a dealer in its obligation to these credit sources, Fleetwood will repurchase vehicles or homes sold to the dealer that have not been resold to retail customers. With most repurchase agreements, the Company’s obligation ceases when the amount for which the Company is contingently liable to the lending institution has been outstanding for more than 12, 18 or 24 months, depending on the terms of the agreement. The contingent liability under these agreements approximates the outstanding principal balance owed by the dealer for units subject to the repurchase agreement, less any scheduled principal payments waived by the lender. Although the maximum potential contingent repurchase liability approximated $153 million for inventory at manufactured housing dealers and $214 million for inventory at RV dealers as of July 29, 2007, the risk of loss is reduced by the potential resale value of any products that are subject to repurchase, and is spread over numerous dealers and financial institutions. The gross repurchase obligation will vary depending on the season and the level of dealer inventories. Typically, the fiscal third quarter repurchase obligation is greater than other periods due to higher RV dealer inventories. The RV repurchase obligation is significantly more than the manufactured housing obligation due to a higher average cost per motor home and more units in dealer inventories. Past losses under these agreements have not been significant and lender repurchase demands have been funded out of working capital. Through the first three months of fiscal year 2008, the Company did not repurchase any products compared to the repurchase of $1.6 million for the same period in the prior year, with a repurchase loss of $390,000 incurred in the prior year.

Guarantees:

As part of the sale of the Company’s manufactured housing retail business, there are currently approximately 73 leased manufactured housing retail locations assigned to the buyers. Although the Company received indemnification from the assignees, if the assignees fail to make payments under the assigned leases, the Company estimates its maximum potential obligation with respect to the assigned leases to be $8.2 million as of July 29, 2007. The Company will remain contingently liable for such lease obligations for the remaining lease terms, which range from one month to eight years.

Other:

As of July 29, 2007, the Company was a party to nine limited guarantees, aggregating $3.3 million of obligations of certain retailers to floorplan lenders and an additional three unsecured guarantees of other obligations aggregating $6.3 million.

Fleetwood is also a party to certain guarantees that relate to its credit arrangements. These are more fully discussed in Note 12 of the Company’s fiscal 2007 Annual Report on Form 10-K.

The fair value of the guarantees noted above is not material at July 29, 2007.

Legal Proceedings:

Fleetwood is regularly involved in legal proceedings in the ordinary course of business. For certain cases the Company is self-insured, for others, including product liability, insurance covers all or part of Fleetwood’s liability under some of this litigation. In the majority of cases, including products liability cases, Fleetwood prepares estimates based on historical experience, the professional judgment of legal counsel, and other assumptions it believes to be reasonable. As additional information becomes available, Fleetwood reassesses the potential liability related to pending litigation and revises the related estimates. Such revisions and any actual liability that greatly exceeds Fleetwood’s estimates could materially impact Fleetwood’s results of operations and financial position.

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

Oral argument on both parties’ respective appeals was heard before the Kansas Court of Appeals on April 10, 2007. On Coleman’s appeal of the preliminary injunction, on May 25, 2007 the court upheld Fleetwood’s position on most of the issues but remanded the case back to the trial judge for a rehearing on one issue. It is anticipated that the matter will be scheduled for argument in February 2008. In regard to Fleetwood’s appeal of the award of monetary damages, on June 29, 2007 the court upheld the trial court verdict, and Fleetwood has now appealed to the Kansas Supreme Court.

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

Fleetwood has been painting motor homes at our Riverside, California, plant since July 2004, pursuant to experimental variances granted by the California Division of Occupational Safety and Health (the Division), which is the enforcement and consultation agency for the California Occupational Safety and Health program (Cal/OSHA). Although Fleetwood believes it is providing safety and health protection to employees that goes beyond the protection required by Cal/OSHA, a variance from a Cal/OSHA standard is required wherever an employer is recirculating air in paint spray booths. The current experimental variance was extended to July 2007 and has now been further extended to October 2007, although Fleetwood has been advised that the Division will stay any enforcement of existing issues under the experimental variance until the matter is finally resolved. Fleetwood has applied to the California Occupational Safety and Health Appeals Board (the Board) for a permanent variance and several hearings on that application have been held, and at the request of the Board briefs were filed by Fleetwood, the Division and the Board’s staff on June 28, 2007. The Division opposed the grant of the variance in the hearings before the Board and in its brief. In a notice received by Fleetwood on July 2, 2007 the Board requested further briefing from the parties on several issues, and has tentatively scheduled a further hearing for October 2007. If a permanent variance is not granted and if the experimental variance is not extended, then Fleetwood would be unable to use the spray booths as currently deployed unless a court intervenes to grant Fleetwood relief. Fleetwood is actively exploring several engineering and production contingencies that could permit it to continue to offer full-body paint on the models produced by the Riverside plant. The implementation of these contingency plans would however result in a disruption to the production of motor homes from this plant if the experimental variance is not extended.

Fleetwood has been named in several complaints, some of which are putative class actions, filed against manufacturers of travel trailers and manufactured homes supplied to the Federal Emergency Management Agency (FEMA) to be used for emergency living accommodations in the wake of Hurricane Katrina. The complaints generally allege injury due to the presence of formaldehyde in the units. Fleetwood disputes the allegations in these complaints and intends to vigorously defend itself in all such matters.

Fleetwood is also subject to other litigation from time to time in the ordinary course of business. For certain cases the Company is self-insured, for others, including product liability, insurance covers all or part of our liability under some of this litigation. Although Fleetwood cannot currently determine the amount of any liability that exceeds its insurance, management does not expect that liability to have a material adverse effect on its financial condition or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are one of the nation’s leaders in the production of both recreational vehicles and factory-built housing. We also operate three supply companies that provide components for the recreational vehicle and housing operations, while also generating outside sales.

Our business began in 1950 as a California corporation producing travel trailers and quickly evolved to the production of what are now termed manufactured homes. We re-entered the recreational vehicle business with the acquisition of a travel trailer operation in 1964. The present company was reincorporated in Delaware in 1977. Our manufacturing activities are conducted in 15 states within the U.S., and in one facility in Mexico. We distribute our manufactured products primarily through a network of independent dealers throughout the United States and Canada.

Fleetwood formerly operated a manufactured housing retail business, Fleetwood Retail Corp. (FRC), and a financial services subsidiary, HomeOne Credit Corp. (HomeOne). These businesses were designated as discontinued operations in March 2005 and the majority of their assets were sold by August 2005.

Recreational Vehicles

The RV Group manufactures recreational vehicles and consists of the motor home, travel trailer and folding trailer divisions. In fiscal 2007, we sold 40,754 recreational vehicles. In calendar year 2006, we had a 10.9% share of the overall recreational vehicle market, consisting of a 16.3% share of the motor home market, a 6.8% share of the travel trailer market and a 39.4% share of the folding trailer market.

The recreational vehicle markets are both cyclical and seasonal and are also highly competitive. Product demand is sensitive to changes in consumer confidence, which is influenced by global tensions, employment statistics, volatile fuel prices, changing interest rates, stock market performance and availability of financing generally, amongst other factors.

The motor home market has suffered weakness over the last several years and has yet to establish a clear trend in calendar 2007. Overall industry demand and production appear to be stable currently and dealer inventory levels are reasonable. Our own market share has been stable and is beginning to show modest improvement in calendar 2007.

The travel trailer and folding trailer markets have experienced more recent weakness and these markets are particularly competitive, as dealers seek to reduce inventory levels and purge previous model-year units. Difficult market conditions for travel trailers combined with a decline in our market share over the last several years caused us to rationalize our travel trailer plants and their respective products, with an emphasis on achieving better manufacturing efficiencies, improving quality and reducing the number of brands and floor plans produced at each factory location. This process evolved in conjunction with our evaluation of plant capacity requirements given the recent downturn in the market. As a result, we closed four travel trailer plants during or shortly after the fourth quarter of fiscal 2007 and we closed a fifth plant near the end of the first quarter of fiscal 2008. In addition to addressing capacity issues, we placed increased emphasis on introducing new and improved products. Our 2007 model-year introductions in the spring of 2006 met with some success. During the spring and summer of 2007 we have introduced new 2008 model-year products with additional features that we believe will be very competitive in the marketplace.

Over the next several years, favorable demographics suggest that sustainable growth in the number of RV buyers will likely be realized as baby boomers reach the age brackets that historically have accounted for the bulk of retail RV sales. Additionally, in recent years, younger buyers have shown greater interest in the RV lifestyle. These conclusions received strong support from the University of Michigan 2005 national survey of recreational vehicle owners, and also more recent consumer surveys sponsored by the Recreation Vehicle Industry Association.

Housing

The Housing Group consists of manufacturing operations, which design and produce factory-built manufactured homes in accordance with federal HUD-Code regulations or, to a lesser extent, factory-built modular homes in accordance with state or local building codes, which are used in conventional site-built homes. In fiscal 2007, we shipped 13,257 manufactured homes, and were the third largest producer of HUD-Code homes in the United States in terms of units shipped to dealers. In calendar year 2006, we had a 12.9% share of the manufactured housing wholesale market. In late fiscal 2007, we introduced our Trendsetter division, which builds modular housing.

Improvements in engineering and design continue to position manufactured and modular homes as viable options in meeting the demand for affordable housing in new markets, such as suburban tracts and military sites, as well as in existing markets such as rural areas and manufactured housing communities and parks. The markets for affordable factory-built housing are very competitive as well as both cyclical and seasonal. The industry is most affected by the availability of financing, general economic conditions, and consumer confidence. The manufactured housing market has experienced a steep decline that began in 1999, hitting a 45-year low in shipments in 2006. During the 1990s, growth was fueled, in part, by liberal credit standards and by lenders eager to participate in a growing market. The majority of manufactured housing loans at the time were chattel financing, or personal property financing, secured only by the home and not by the underlying land on which the home was sited. The growth trend quickly reversed when borrower default and repossession rates soared, causing industry shipments to fall dramatically. Shipments have continued to decline, although at a reduced rate. Due to the scarcity of chattel financing nationwide, the industry has trended toward more “land and home” or conventional mortgage-type financing.

Interest rates for the financing of manufactured homes are generally higher and the terms of loans shorter than for site-built homes. In addition, some lenders have stopped extending loans to manufactured housing buyers. This has had the effect of making financing for manufactured homes more expensive and even more difficult to obtain than financing for site-built homes, which, until recently, had enjoyed a period of sustained low interest rates and liberal lending practices. Turmoil in the subprime sector of site-built home financing may eventually redress the balance more in favor of manufactured housing lending than it has been for several years although, in the near term, an oversupply of new conventional homes or foreclosures could actually increase competition with our products.

Business Outlook

Recreational Vehicles

Industry conditions in calendar 2007 continue to be adversely affected by concerns about interest rates, fuel prices, and diminished home equity value, as evidenced by mixed demand and soft market conditions. The outlook for the remainder of the year is increasingly uncertain in light of recent turmoil in the mortgage markets and its subsequent impact on the broader financial markets. Industry motor home retail sales are down 6% through the first half of calendar 2007, with most of the continued weakness in the higher-end Class A gas and mid- and luxury-priced Class C segments. Travel trailer retail sales are up 2% for the first six months of calendar 2007 but dealers have reduced their inventories, as reflected by a 16% reduction in industry wholesale shipments. After briefly stabilizing in early calendar 2006, the market for folding trailers is also showing weakness so far in calendar 2007.

Our overall market position in motor homes has shown improvement through the first half of calendar 2007 despite being slightly impacted by lower industry demand in product segments that have traditionally been areas of relative strength for us. We are, however, seeing a benefit from management’s strategy to address shifts in the market with our recent introductions of entry-level Class A gas products and improvements to several diesel brands. In the Class C category, we have recently introduced completely new products in the currently popular entry-level and fuel-efficient categories.

Our retail market share for travel trailers declined slightly in the first six months of calendar 2007, although our wholesale market share had improved, which was consistent with the positive feedback that we have received on our more recent product introductions. We expect to be more competitive in markets on which we place emphasis following our recent adjustments to manufacturing capacity; however, we may also see reduced overall market share due to segments and regions in which we choose to no longer compete. Although future quarters will not have the negative impact of plant operations that were in the process of closure, as was the case in the recent April and July quarters, it may be several quarters before plants fully adjust to the changes in brands, new model-year products and different floor plans that have accompanied the overall rationalization of this division. Further improvements in the efficiencies and/or effectiveness of our manufacturing and service operations will be necessary in order to achieve profitable operations. This is unlikely to occur before the end of the current fiscal year.

We continue to hold the number one market share in folding trailers although market share is down in calendar 2007 to date. Our focus will be on improving the efficiency and financial results of this operation in fiscal 2008.

Housing

We expect longer-term demand for affordable housing to grow as a result of overall population growth, baby boomers reaching retirement age, the rebuilding requirements in the Gulf States, and the continuing high cost of site-built homes, notwithstanding the pricing pressures placed on conventional homes in certain regions due to the recent retrenchment by the mortgage industry.

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

Manufactured housing industry shipments are down 27.5% through the first half of calendar 2007. Market conditions are mixed by region. Some smaller markets in the central southern states have shown improvement but other regions have softened. California, Arizona and Florida, which traditionally have been some of our strongest markets, are down sharply in recent months. The outlook in most areas continues to be uncertain but overall, we anticipate that manufactured housing industry conditions may begin to improve later in calendar 2007, albeit modestly.

We continue to monitor our capacity given current market conditions but we have been effective in minimizing fixed costs and in some cases have consolidated management teams at nearby plants. This has enabled us to maintain a presence in markets that we believe have potential that we would otherwise have to abandon.

We continue to be optimistic that a substantial portion of the rebuilding efforts in the Gulf Coast are likely to include factory-built products, which we are prepared to provide; however, current activity in the Gulf Coast region by builders and developers has been slow to emerge. Development of this new distribution channel, combined with a longer sales cycle for these types of projects, has significantly tempered our progress in this area.

Summary

Market conditions in all segments remain at or below prior-year levels, but the restructuring strategies of the last two years enabled our businesses to operate profitably during the first quarter, except for travel trailers. Restructuring activities continued to be in full effect for the travel trailer business during the first quarter while several plants were closed and production was realigned to accommodate the introduction of new model-year products. Under stable conditions, we would expect the second quarter operating results to be at similar levels to those of the first quarter but at this time it is difficult to predict the impact on our own businesses, if any, of the recent economic and financial uncertainties triggered by the turmoil in the mortgage industry.

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

Reclassifications

Certain amounts previously reported have been reclassified to conform to the fiscal 2008 presentation.

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

Warranty

We typically provide customers of our products with a one-year warranty covering defects in material or workmanship with longer warranties on certain structural components. This warranty period typically commences upon delivery to the end user of the product. We record a liability based on our best estimate of the amounts necessary to resolve future and existing claims on products sold as of the balance sheet date. Factors we use in estimating the warranty liability include a history of units sold to customers, the average cost incurred to repair a unit, and a profile of the distribution of warranty expenditures over the warranty period. A significant increase in dealer shop rates, the cost of parts, or the frequency of claims could have a material adverse impact on our operating results for the period or periods in which such claims or additional costs materialize.

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

Deferred Taxes

Deferred tax assets and liabilities are determined based on temporary differences between income and expenses reported for financial reporting and tax reporting. We are required to record a valuation allowance to reduce our net deferred tax assets to the amount that we believe is more likely than not to be realized. In assessing the need for a valuation allowance, we historically had considered relevant positive and negative evidence, including scheduled reversals of deferred tax liabilities, prudent and feasible tax planning strategies, projected future taxable income, and recent financial performance. Since we have had cumulative losses in recent years, the accounting guidance suggests that we should not look to future earnings to support the realizability of the net deferred tax asset. Beginning in fiscal 2003, we concluded that a partial valuation allowance against our deferred tax asset was appropriate and have since made adjustments to the allowance as necessary, generally to give effect to changes in the amount of asset that can be supported by available tax planning strategies. During the first quarter of fiscal 2008, we recorded a net adjustment to the deferred tax asset of $2.8 million with a corresponding provision for income taxes. Following a decision to market for sale a property used by one of our supply businesses, this asset is no longer available as part of our tax planning strategy to support the realizability of the deferred tax asset. The book value of the remaining net deferred tax asset continues to be supported by tax planning strategies, which, if executed, are expected to generate sufficient taxable income to realize the book value of the remaining asset. Although we continue to believe that the combination of relevant positive and negative factors will enable us to realize the full value of the deferred tax assets, it is possible that the extent and availability of tax planning strategies will change over time and impact this evaluation. If, after future assessments of the realizability of our deferred tax assets, we determine that further adjustment is required, we will record the provision or benefit in the period of such determination.

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

Repurchase Commitments

Producers of recreational vehicles and manufactured housing customarily enter into repurchase agreements with lending institutions that provide wholesale floorplan financing to independent dealers. Our agreements generally provide that, in the event of a default by a dealer in its obligation to these credit sources, we will repurchase product. With most repurchase agreements, our obligation ceases when the amount for which we are contingently liable to the lending institution has been outstanding for more than 12, 18 or 24 months, depending on the terms of the agreement. The contingent liability under these agreements approximates the outstanding principal balance owed by the dealer for units subject to the repurchase agreement less any scheduled principal payments waived by the lender. Although the maximum potential contingent repurchase liability approximated $153 million for inventory at manufactured housing dealers and $214 million for inventory at RV dealers as of July 29, 2007, the risk of loss is reduced by the potential resale value of any products that are subject to repurchase, and is spread over numerous dealers and financial institutions. The gross repurchase obligation will vary depending on the season and the level of dealer inventories. Typically, the fiscal third quarter repurchase obligation will be greater than other periods due to higher RV dealer inventories. Past losses under these agreements have not been significant and lender repurchase demands have been funded out of working capital. A summary of recent repurchase activity is set forth below (dollars in millions):

	13 Weeks Ended		Fiscal Years
	July 29, 2007	July 30, 2006	2007	2006

Units	—	56	96	66

Repurchase amount	$—	$1.6	$2.4	$2.1

Loss recognized	$—	$0.4	$0.7	$0.4

Results of Operations

The following table sets forth certain statements of operations data expressed as a percentage of net sales for the periods indicated (certain amounts in this section may not recompute due to rounding):

	13 Weeks Ended
	July 29, 2007	July 30, 2006

Net sales	100.0%	100.0%
Cost of products sold	85.0	86.2

Gross profit	15.0	13.8
Operating expenses	(14.7)	(15.8)
Other operating income, net	0.9	0.4

Operating income (loss)	1.2	(1.6)
Other income (expense)
Investment income	0.3	0.4
Interest expense	(1.1)	(1.3)
Other, net	—	3.5
Income from continuing operations before income taxes	0.4	1.0
Provision for income taxes	(0.8)	(0.9)

Income (loss) from continuing operations	(0.4)	0.1
Loss from discontinued operations, net	(0.1)	(0.2)

Net loss	(0.5)%	(0.1)%

Current Quarter Compared to Corresponding Quarter of Last Year

Consolidated Results

The following table presents consolidated net sales and operating income (loss) by segment for the quarters ended July 29, 2007 and July 30, 2006 (amounts in thousands):

	13 Weeks Ended
		% of		% of	Change
	July 29, 2007	Net Sales	July 30, 2006	Net Sales	Amount	%
REVENUES:

RV Group	$359,253	70.4	$371,226	70.1	$(11,973)	(3.2)
Housing Group	144,208	28.3	145,664	27.5	(1,456)	(1.0)
Supply Group	6,781	1.3	12,881	2.4	(6,100)	(47.4)

Net sales	$510,242	100.0	$529,771	100.0	$(19,529)	(3.7)

OPERATING INCOME (LOSS):

RV Group	$1,909	0.5	$(13,253)	(3.6)	$15,162	114.4
Housing Group	5,028	3.5	2,067	1.4	2,961	143.3
Supply Group	752	11.1	1,248	9.7	(496)	(39.7)
Corporate and other	(1,665)	—	1,704	—	(3,369)	(197.7)

Operating income (loss)	$6,024	1.2	$(8,234)	(1.6)	$14,258	173.2

Consolidated revenues fell 3.7% from the prior year, consisting of a 3.2% drop in sales for the RV Group and a 1.0% decline for the Housing Group.

Gross margin increased over the prior year with improved labor efficiencies and lower labor costs being the primary factors.

Operating expenses, which include selling, warranty and service, and general and administrative expenses, declined by $8.4 million compared to the prior year and also decreased as a percentage of sales. The decrease from the prior year was primarily due to savings from lower headcount associated with restructuring efforts and improved warranty experience.

In the current quarter, other operating expense, net, consisted of a $5.3 million gain from the sale of an idle RV facility, partially offset by $775,000 of impairment charges related to an idle RV facility. The prior year amount consisted of a $2.1 million gain from the sale of fixed assets.

Other income (expense) consists of investment and other income and interest expense. The most notable change related to a gain from the repurchase in July 2006 of almost a quarter of our 6% convertible trust preferred securities that were outstanding at the time at an $18.5 million discount to par value.

The current quarter tax provision was principally due to a $2.8 million non-cash adjustment to the carrying amount of the deferred tax asset as a result of the decision to market for sale a manufacturing facility, scheduled for closure, that has been used by one of our supply businesses. This reduced unrealized gains that would otherwise have been available to support the carrying value of the deferred tax asset. The remainder of the tax provision related to state tax liabilities.

The prior year first quarter tax provision of $5.0 million was mainly attributable to a $3.6 million decrease in deferred tax assets. The utilization of the deferred tax assets occurred as a result of income realized through the repurchase of 1,000,000 shares of our 6% convertible trust preferred securities. The provision also included state tax liabilities in several states, with no offsetting tax benefits in others.

Recreational Vehicles

The following table presents RV Group net sales and operating income (loss) by division for the periods ended July 29, 2007 and July 30, 2006 (amounts in thousands):

	13 Weeks Ended
		% of		% of	Change
	July 29, 2007	Net Sales	July 30, 2006	Net Sales	Amount	%
REVENUES:

Motor homes	$273,681	76.2	$225,228	60.7	$48,453	21.5
Travel trailers	63,652	17.7	121,686	32.8	(58,034)	(47.7)
Folding trailers	21,920	6.1	24,312	6.5	(2,392)	(9.8)

RV Group	$359,253	100.0	$371,226	100.0	$(11,973)	(3.2)

OPERATING INCOME (LOSS):

Motor homes	$9,003	3.3	$(3,478)	(1.5)	$12,481	358.9
Travel trailers	(7,425)	(11.7)	(9,977)	(8.2)	2,552	25.6
Folding trailers	331	1.5	202	0.8	129	63.9

RV Group	$1,909	0.5	$(13,253)	(3.6)	$15,162	114.4

Motor home sales for the quarter improved despite soft market conditions. The national retail market for motor homes for the first six months of calendar year 2007 was down 6.2% compared to a decrease in Fleetwood retail activity of only 2.8%, resulting in an increase in market share rising from 16.0% to 16.6% for the first six months of calendar 2007. The gain in overall motor home market share was mainly due to the strong performance of the Class A gas products and more recently Class C products. We introduced a low-priced Class C in the spring that has been well received and subsequent to the end of the first quarter added a more fuel-efficient Class C. Consumer concerns earlier in the year regarding volatile fuel prices and rising interest rates negatively affected the market, particularly the higher-priced Class As and mid-priced Class Cs, where Fleetwood has a relatively stronger market position.

In the first half of calendar year 2007, industry shipments declined 16%, compared to an essentially flat retail market, which has been volatile over the past 12 months. Fleetwood’s retail sales for the first six months of calendar year 2007 were down by 5.6%, mainly due to a lack of competitive products in several product segments in the early part of the calendar year. Subsequently, we have introduced new products and brands, and as a result, our market share has settled at about 6.3%. Our travel trailer sales declined mainly due to dealers’ reluctance to place orders in light of weak market conditions and further underperformed the industry while our dealers reduced their inventories from levels that were particularly high earlier in the calendar year.

Folding trailer sales also declined in weak market conditions. The folding trailer retail market was off about 13.1% for the first half of calendar year 2007, while sales of Fleetwood’s products were down 19.4% resulting in a market share decline from 40.0% to 37.1% for the year. The falloff was the result of a strategic decision to forgo a first calendar quarter retail program during show season.

Gross margin for the quarter increased from 10.3% to 11.5% mainly due to lower motor home division labor costs stemming from higher labor efficiencies at our plants producing gas-powered units and reduced fringe benefit costs. Travel trailer gross margin fell due to higher material and labor costs resulting from inefficiencies related to reallocating products from recently closed plants, introducing new products, and winding down the Canadian operation. Folding trailer gross margin improved as a result of selling price increases that more than covered rising raw material costs.

Operating expenses for the RV Group were down $7.8 million from $51.7 million in the prior year, and decreased as a percentage of sales for the current quarter. The drop was mostly due to a decrease in warranty and service costs of $4.2 million, resulting from lower volumes, and a $3.6 million decline in general and administrative expenses related to cost reductions implemented in the second quarter of the prior year. Other operating income, net of $4.6 million, consisted of a gain on the sale of an idle RV facility, partially offset by an impairment charge related to a recently idled RV facility.

Manufactured Housing

The following table presents Housing Group net sales and operating income for the quarters ended July 29, 2007 and July 30, 2006 (amounts in thousands):

	13 Weeks Ended
		% of Net		% of Net	Change
	July 29, 2007	Sales	July 30, 2006	Sales	Amount	%

Net sales	$144,208	100.0	$145,664	100.0	$(1,456)	(1.0)

Operating income	$5,028	3.5	$2,067	1.4	$2,961	143.3

Housing Group revenues for the quarter slipped just 1.0% below the prior year to $144.2 million. Included in revenue in the current July quarter was $8.5 million of revenue from modular sales, mostly to the military for base housing.

Manufactured homes are sold as single-section or multi-section units. Multi-section units typically are built in two, three or four sections. The average selling price per home decreased 3.9% over the prior year from $39,358 to $37,820. The primary reason for the decrease was 248 modular sections sold primarily to the military, which had a significantly lower average selling price per section.

Manufacturing unit volume for the current year increased 3.0% to 3,813 homes (including 248 modular sections), while the total number of sections sold decreased 2.6% to 6,564 units. Fleetwood’s market share, based on wholesale shipments for the first half of calendar year 2007, improved from 12.6% to 12.8% for the same period in the prior year. The Group’s market share for multi-section homes also rose from 13.2% to 13.9% while its share of the single-section market declined from 11.1% to 10.3%. It appears our overall housing and multi-section market share has stabilized. Fleetwood market share fell over the past 18 months, mainly due to the sale of company-owned stores in August 2005.

Industry shipments for the first six months of calendar year 2007 were down 27.5%. Traditionally strong manufactured housing markets, such as California, Arizona and Florida, continued to be particularly weak, with shipments off by more than 40% for the first half of calendar 2007. Generally, the manufactured housing market continues to be adversely affected by limited availability of retail financing and more recently competition from conventional builders due to the overall weak housing market.

The first quarter gross profit margin was 22.3%, as compared to 21.4% in the prior year. The improvement in margin was the result of lower labor fringe costs related to benefit reductions in group insurance and retirement, as well as increased efficiencies resulting from more steady production rates and higher backlogs.

Operating expenses were $4.1 million lower than the prior year, led by a $2.3 million reduction in general and administrative expense, primarily resulting from cost reduction actions implemented in the second quarter of the prior year. Selling, warranty and service expenses also declined by $1.8 million mainly due to lower volume. A $2.1 million gain from the sale of an idle facility in the prior year was included in other operating income.

Supply Operations

The Supply Group contributed gross first quarter revenues of $34.0 million compared to $46.8 million a year ago, of which $6.8 million and $12.9 million, respectively, were sales to third-party customers. Operating income was $0.8 million in the current quarter compared to $1.2 million in the prior year. The reduction to outside sales relates to a decline in heavy truck demand following the introduction of mandated diesel emissions standards in 2007.

Liquidity and Financial Position

We use external funding sources, including the issuance of debt and equity instruments, to supplement working capital, fund capital expenditures, and meet internal cash flow requirements on an as-needed basis. Cash totaling $30.7 million was used by operating activities during the first three months of fiscal 2008 compared to $54.9 million for the similar period one year ago. In the current period, the loss from continuing operations, adjusted for non-cash items, but excluding the effects of changes in assets and liabilities, generated $2.2 million of operating cash. Changes in assets and liabilities during this period used $32.9 million of cash, primarily due to an increase in inventory and receivable levels since fiscal year-end and lower payables. Inventory levels are reasonable and were up $8.9 million from the prior year, primarily due to carrying a higher stock of motor home chassis in preparation for summer shutdowns by suppliers. In the prior year, cash used by operations resulted from income from continuing operations adjusted for higher inventory levels, lower liabilities and the gain from the redemption of convertible trust preferred securities.

Investing activities related to capital expenditures of $2.1 million during the first three months compared to $2.3 million in the same period last year. Additionally, proceeds primarily from the sale of idle facilities generated $6.7 million year to date, compared to $5.8 million last year.

Borrowings under our secured syndicated credit facility, led by Bank of America, N.A., as administrative agent, including the term loan, increased by $0.7 million during the first three months of the fiscal year. These borrowings are discussed in more detail below. We purchased and cancelled one million shares or 24.8% of our previously outstanding 6% convertible trust preferred securities in July 2006. The transaction price of $31 per share represented a discount of approximately 39% from the par value of $50 per share, taking into account accrued and unpaid interest. In connection with the transaction long-term debt was reduced by $50 million and we recorded a pre-tax gain of approximately $18.5 million in other income.

As a result of the above-mentioned changes, cash and marketable investments declined during the quarter by $25.3 million from $76.3 million as of April 29, 2007, to $51.0 million as of July 29, 2007.

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

In the January renewal, at our request, gross loan commitments for the three components of the facility were reduced to $182 million from May through November, with a seasonal uplift to $207 million from December through April. The reduced size of the commitments, in part, reflects our exit from the manufactured housing retail and financial services businesses, which were designated as discontinued operations and subsequently sold in the second quarter of fiscal 2006. The size of the new facility more closely matches the availability provided by the current borrowing base. The commitments to the term loan and real estate sub-facility have been reduced through quarterly amortization to net values of $20.4 million and $14.3 million, respectively, at the end of the current fiscal quarter. Such commitments now include increases of $3.9 million and $3.7 million, respectively, with the completion of the updated real estate appraisals in June 2007. In addition, when appraisals were updated and the term loan was increased, the maturity date of the term loan was extended from July 31, 2007 to July 31, 2010. On the first day of each fiscal quarter beginning January 29, 2007, we are required to repay $786,000 in principal on the term loan and the ability to borrow under the real estate sub-facility is reduced by $375,000.

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

After giving effect to the extended maturity date of the term loan, the aggregate short-term balance outstanding on the revolver and term loan was $2.9 million as of July 29, 2007 and $6.2 million as of July 30, 2006. An additional $17.3 million of the term loan was included in long-term borrowings as of July 29, 2007, and an additional $16.5 million of the term loan was included in long-term borrowings as of July 30, 2006. The revolving credit line and term loan bear interest, at our option, at variable rates based on either Bank of America’s prime rate or one, two or three-month LIBOR.

As of July 29, 2007, the net loan commitments for the credit facility stood at $179.7 million, comprised of $159.3 million for the revolver and $20.4 million for the term loan. Our borrowing capacity, however, is governed by the amount of a borrowing base, consisting primarily of inventories and accounts receivable that fluctuate significantly. The borrowing base is revised weekly for changes in receivables and monthly for changes in inventory balances. At July 29, 2007, the borrowing base totaled $163.3 million. After consideration of outstanding borrowings and standby letters of credit of $69.1 million, unused borrowing capacity (availability) was approximately $74.0 million. Borrowings are secured by receivables, inventory and certain other assets, primarily real estate, and are used for working capital and general corporate purposes. Under the senior credit agreement, Fleetwood Enterprises, Inc. is a guarantor of the borrowings and letters of credit of its wholly owned subsidiary, Fleetwood Holdings, Inc. We are subject to a springing covenant that requires minimum levels of earnings before interest, taxes, depreciation, and amortization, but only if our average daily liquidity, defined as cash, cash equivalents, and unused borrowing capacity, falls below a prescribed minimum level. This minimum, which is measured monthly, was also reduced under the January 2007 renewal from $90 million to $50 million. In addition, the current agreement requires testing of the covenant if liquidity falls below $25 million on any single day or average daily availability is below $20 million in any particular month.

Dividends and Distributions

On October 30, 2001, the Board of Directors announced that it would discontinue the payment of dividends. Any future resumption of dividends on our common stock would be at the discretion of our Board of Directors, and is not currently contemplated.

Other

In the opinion of management, the combination of existing cash resources, expected future cash flows from operations and available lines of credit will be sufficient to satisfy our foreseeable cash requirements for the next 12 months, including up to $20 million for capital expenditures to be utilized primarily for enhancements to manufacturing facilities.

Off-Balance Sheet Arrangements

We describe our aggregate contingent repurchase obligation in Note 10 to the Company’s financial statements in this Report and under “Critical Accounting Policies” in this Item above.

We describe our guarantees in Note 10 to the Company’s financial statements in this Report.

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

For variable rate debt, changes in interest rates generally do not influence fair market value, but do affect future earnings and cash flows. Based upon the amount of variable rate debt outstanding at the end of the quarter, and holding the variable rate debt balance constant, an immediate change of one percentage point in the applicable interest rate would have caused an increase or decrease in interest expense of approximately $207,195 on an annual basis. For fixed-rate debt, changes in interest rates generally affect the fair market value, but not earnings or cash flows. Changes in fair market values as a result of interest rate changes are not currently expected to be material.

We do not believe that future market equity or interest rate risks related to our marketable investments or debt obligations will have a material impact on our results.

Item 4. Controls and Procedures.

Based on our management’s evaluation, with the participation of our chief executive officer and chief financial officer, as of July 29, 2007, the end of the period covered by this report, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting identified in the evaluation that occurred during our fiscal quarter ended July 29, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Oral argument on both parties’ respective appeals was heard before the Kansas Court of Appeals on April 10, 2007. On Coleman’s appeal of the preliminary injunction, on May 25, 2007 the court upheld Fleetwood’s position on most of the issues but remanded the case back to the trial judge for a rehearing on one issue. It is anticipated that the matter will be scheduled for argument in February 2008. In regard to Fleetwood’s appeal of the award of monetary damages, on June 29, 2007 the court upheld the trial court verdict, and Fleetwood has now appealed to the Kansas Supreme Court.

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

Fleetwood has been painting motor homes at our Riverside, California, plant since July 2004, pursuant to experimental variances granted by the California Division of Occupational Safety and Health (the Division), which is the enforcement and consultation agency for the California Occupational Safety and Health program (Cal/OSHA). Although Fleetwood believes it is providing safety and health protection to employees that goes beyond the protection required by Cal/OSHA, a variance from a Cal/OSHA standard is required wherever an employer is recirculating air in paint spray booths. The current experimental variance was extended to July 2007 and has now been further extended to October 2007, although Fleetwood has been advised that the Division will stay any enforcement of existing issues under the experimental variance until the matter is finally resolved. Fleetwood has applied to the California Occupational Safety and Health Appeals Board (the Board) for a permanent variance and several hearings on that application have been held, and at the request of the Board briefs were filed by Fleetwood, the Division and the Board’s staff on June 28, 2007. The Division opposed the grant of the variance in the hearings before the Board and in its brief. In a notice received by Fleetwood on July 2, 2007 the Board requested further briefing from the parties on several issues, and has tentatively scheduled a further hearing for October 2007. If a permanent variance is not granted and if the experimental variance is not extended, then Fleetwood would be unable to use the spray booths as currently deployed unless a court intervenes to grant Fleetwood relief. Fleetwood is actively exploring several engineering and production contingencies that could permit it to continue to offer full-body paint on the models produced by the Riverside plant. The implementation of these contingency plans would however result in a disruption to the production of motor homes from this plant if the experimental variance is not extended.

Fleetwood has been named in several complaints, some of which are putative class actions, filed against manufacturers of travel trailers and manufactured homes supplied to the Federal Emergency Management Agency (FEMA) to be used for emergency living accommodations in the wake of Hurricane Katrina. The complaints generally allege injury due to the presence of formaldehyde in the units. Fleetwood disputes the allegations in these complaints and intends to vigorously defend itself in all such matters.

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

September 6, 2007