Form 10-Q
period 2007-10-28
FLEETWOOD ENTERPRISES INC/DE/
filed 2007-12-06
CIK 314132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 2007

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 30, 2007
Common stock, $1 par value	64,253,522 shares

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

•       the effect of global tensions, volatile fuel prices, interest rates, employment trends, stock market performance, availability of financing generally, and other factors that can have a negative impact on consumer confidence, which in turn may reduce demand for our products, particularly recreational vehicles;

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

Item 1. Financial Statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Fleetwood Enterprises, Inc.

We have reviewed the condensed consolidated balance sheet of Fleetwood Enterprises, Inc. as of October 28, 2007, the related condensed consolidated statements of operations for the thirteen-week periods ended October 28, 2007 and October 29, 2006, the related condensed consolidated statements of operations and condensed consolidated statements of cash flows for the twenty-six week periods ended October 28, 2007 and October 29, 2006, and the condensed consolidated statement of changes in shareholders’ equity for the twenty-six week period ended October 28, 2007. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Fleetwood Enterprises, Inc. as of April 29, 2007, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the year then ended (not presented herein) and in our report dated July 6, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of April 29, 2007, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Orange County, California

December 4, 2007

FLEETWOOD ENTERPRISES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands except per share data)

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	October 28, 2007	October 29, 2006	October 28, 2007	October 29, 2006
Net Sales:
RV Group	$333,380	$364,591	$692,633	$735,817
Housing Group	149,696	146,981	293,904	292,645
Supply Group	7,059	15,001	13,840	27,882
	490,135	526,573	1,000,377	1,056,344

Cost of products sold	405,844	453,058	839,511	909,575
Gross profit	84,291	73,515	160,866	146,769

Operating expenses	76,783	87,867	151,898	171,419
Other operating (income) expense, net	3,110	874	(1,454)	(1,190)
	79,893	88,741	150,444	170,229

Operating income (loss)	4,398	(15,226)	10,422	(23,460)
Other income (expense):
Investment income	1,222	1,292	2,539	3,432
Interest expense	(6,669)	(6,058)	(12,185)	(12,831)
Other, net	—	—	—	18,530
	(5,447)	(4,766)	(9,646)	9,131

Income (loss) from continuing operations before income taxes	(1,049)	(19,992)	776	(14,329)
Benefit (provision) for income taxes	(96)	223	(3,901)	(4,771)
Loss from continuing operations	(1,145)	(19,769)	(3,125)	(19,100)

Loss from discontinued operations, net	(68)	(658)	(434)	(1,738)

Net loss	$(1,213)	$(20,427)	$(3,559)	$(20,838)

Basic and diluted loss per common share:
Loss from continuing operations	$(.02)	$(.31)	$(.05)	$(.30)
Loss from discontinued operations	—	(.01)	(.01)	(.03)
Net loss per common share	$(.02)	$(.32)	$(.06)	$(.33)

Weighted average common shares	64,243	63,919	64,201	63,905

See accompanying notes to condensed consolidated financial statements.

FLEETWOOD ENTERPRISES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	Oct. 28, 2007	April 29, 2007
	(Unaudited)
Assets
Cash	$47,477	$52,128
Marketable investments	24,754	24,161
Receivables	121,678	123,535
Inventories	183,591	174,910
Deferred taxes, net	7,239	7,847
Other current assets	9,499	11,256

Total current assets	394,238	393,837

Property, plant and equipment, net	175,958	192,229
Deferred taxes, net	44,283	46,488
Cash value of company-owned life insurance, net	20,215	22,956
Goodwill	6,316	6,316
Other assets	40,240	41,345

Total assets	$681,250	$703,171

Liabilities and Shareholders’ Equity
Accounts payable	$41,293	$52,226
Employee compensation and benefits	46,040	50,766
Federal and state income taxes	2,212	2,961
Product warranty reserves	41,453	45,926
Insurance reserves	20,149	18,629
Other short-term borrowings	10,056	7,314
Accrued interest	5,428	7,526
Other current liabilities	68,175	69,970

Total current liabilities	234,806	255,318

Deferred compensation and retirement benefits	25,840	28,237
Product warranty reserves	21,816	23,253
Insurance reserves	35,990	34,560
5% convertible senior subordinated debentures	100,000	100,000
6% convertible subordinated debentures	160,142	160,142
Other long-term debt	18,811	17,508

Total liabilities	597,405	619,018

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $1 par value, authorized 10,000,000 shares, none outstanding	—	—
Common stock, $1 par value, authorized 150,000,000 shares, outstanding 64,250,000 at October 28, 2007, and 64,111,000 at April 29, 2007	64,250	64,111
Additional paid-in capital	495,754	493,174
Accumulated deficit	(478,753)	(475,194)
Accumulated other comprehensive income	2,594	2,062
Total shareholders’ equity	83,845	84,153
Total liabilities and shareholders’ equity	$681,250	$703,171

See accompanying notes to condensed consolidated financial statements.

FLEETWOOD ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	26 Weeks Ended
	Oct. 28, 2007	Oct. 29, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from continuing operations	$(3,125)	$(19,100)
Adjustments to reconcile income (loss) from continuing operations to net cash used in operating activities:
Depreciation expense	10,000	11,622
Amortization of financing costs	748	1,442
Stock-based compensation expense	1,883	1,656
Gain on sale of property, plant and equipment	(6,414)	(3,834)
Asset impairment	3,875	—
Gain on redemption of convertible trust preferred securities	—	(18,530)
Gain on investment securities transactions	(2)	(38)
Deferred taxes	2,813	3,585
Changes in assets and liabilities:
Receivables	1,857	18,187
Inventories	(8,681)	(19,550)
Cash value of company-owned life insurance	179	216
Other assets	2,095	2,520
Accounts payable	(10,933)	(5,922)
Accrued interest	464	(841)
Employee compensation and benefits	(7,123)	(7,216)
Federal and state income taxes payable	(749)	(6)
Product warranty reserve	(5,910)	(616)
Other liabilities	1,155	928
Net cash used in operating activities	(17,868)	(35,497)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available-for-sale	(6,860)	(16,477)
Proceeds from sale of investment securities available-for-sale	6,242	15,920
Purchases of property, plant and equipment	(3,785)	(4,453)
Proceeds from sale of property, plant and equipment	12,595	9,249
Net cash provided by investing activities	8,192	4,239

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term borrowings	2,742	13,185
Long-term debt	1,303	(18,839)
Redemption of convertible subordinated debentures	—	(30,385)
Proceeds from exercise of stock options	836	392

Net cash provided by (used in) financing activities	4,881	(35,647)

CASH FLOWS FROM DISCONTINUED OPERATIONS
Net cash used in operating activities	(434)	(1,486)
Net cash used in discontinued operations	(434)	(1,486)

Foreign currency translation adjustment	578	422

Net change in cash	(4,651)	(67,969)
Cash at beginning of period	52,128	123,141

Cash at end of period	$47,477	$55,172

See accompanying notes to condensed consolidated financial statements.

FLEETWOOD ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES
IN SHAREHOLDERS’ EQUITY
(Amounts in thousands)

(Unaudited)

					Accumulated
	Common Stock		Additional		Other	Total
	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Income	Shareholders’ Equity

Balance April 29, 2007	64,111	$64,111	$493,174	$(475,194)	$2,062	$84,153

Comprehensive loss:

Net loss	—	—	—	(3,559)	—	(3,559)

Other comprehensive income:

Foreign currency translation	—	—	—	—	578	578

Investment securities	—	—	—	—	(46)	(46)

Comprehensive loss						(3,027)

Stock options exercised	139	139	697	—	—	836

Share-based compensation expense	—	—	1,883	—	—	1,883

Balance October 28, 2007	64,250	$64,250	$495,754	$(478,753)	$2,594	$83,845

See accompanying notes to condensed consolidated financial statements.

FLEETWOOD ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 28, 2007
(Unaudited)

1)                                    Basis of Presentation

Fleetwood Enterprises, Inc. (“Fleetwood” or “the Company”) is a manufacturer of recreational vehicles and factory-built housing. In addition, Fleetwood operates three supply companies that provide components for the recreational vehicle and housing operations, while also generating outside sales.

Fleetwood’s business began in 1950 through the formation of a California corporation, which reincorporated in Delaware in September 1977. Fleetwood conducts manufacturing activities in 14 states within the U.S., and through one facility in Mexico. Fleetwood formerly operated a manufactured housing retail business and a financial services subsidiary before designating them as discontinued operations in March 2005 and selling the majority of their assets by August 2005. The accompanying financial statements consolidate the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain amounts previously reported have been reclassified to conform to Fleetwood’s fiscal 2008 presentation.

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

In the opinion of the Company’s management, the accompanying consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position at October 28, 2007, and the results of operations for the 13- and 26-week periods ended October 28, 2007 and October 29, 2006. The condensed consolidated financial statements do not include certain footnotes and financial information normally presented annually under U.S. generally accepted accounting principles and, therefore, should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended April 29, 2007. The Company’s businesses are seasonal and its results of operations for the 13- and 26-week periods ended October 28, 2007 and October 29, 2006, are not necessarily indicative of results to be expected for the full year.

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

Life Insurance Policies

In March 2006, the FASB issued FSP No. (FABS Technical Bulletin) FTB 85-4-1, “Accounting for Life Settlement Contracts by Third Party Investors.” FSP FTB 85-4-1 provides for a contract-by-contract irrevocable election to account for life settlement contracts on either a fair value basis, with changes in fair value recognized in the condensed consolidated statements of operations, or through use of the investment method. Under the investment method, the initial investment and continuing costs are capitalized; however, no income is recognized until the death of the insured party. The guidance of FSP FTB 85-4-1 will be effective for fiscal years beginning after June 15, 2006. Fleetwood adopted FSP FTB 85-4-1 as of the beginning of fiscal 2008, and its adoption did not have a material impact on Fleetwood’s results of operations or financial position.

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

2)                                    Supplemental Financial Information

Earnings Per Share:

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Stock options, restricted stock units, and convertible securities were determined to be anti-dilutive for all periods presented. The table below shows the components for the calculation of both basic and diluted earnings (loss) per share for the three- and six-month periods ended October 28, 2007 and October 29, 2006 (amounts in thousands):

	13 Weeks Ended		26 Weeks Ended
	Oct. 28, 2007	Oct. 29, 2006	Oct. 28, 2007	Oct. 29, 2006

Basic and diluted –

Loss from continuing operations	$(1,145)	$(19,769)	$(3,125)	$(19,100)
Loss from discontinued operations	(68)	(658)	(434)	(1,738)

Net loss	$(1,213)	$(20,427)	$(3,559)	$(20,838)
Weighted average shares outstanding used for basic and diluted loss per share	64,243	63,919	64,201	63,905

Anti-dilutive securities outstanding for the three- and six-month periods ended October 28, 2007 and October 29, 2006 are as follows (amounts in thousands):

	13 Weeks Ended		26 Weeks Ended
	Oct. 28, 2007	Oct. 29, 2006	Oct. 28, 2007	Oct. 29, 2006

Options	4,418	4,569	4,418	4,569

Restricted stock and restricted stock units	244	237	244	237

6% convertible subordinated debentures	3,104	3,104	3,104	3,104

5% convertible senior subordinated debentures	8,503	8,503	8,503	8,503

Common stock reserved for future issuance at October 28, 2007 was 16,269 shares.

Stock-Based Incentive Compensation:

In the 13 weeks ended October 28, 2007, the Company granted 389,200 stock options to officers and key employees and 52,190 restricted stock awards to non-employee directors. Total stock-based compensation expense included in the statements of operations for the quarters ended October 28, 2007 and October 29, 2006 was $1.4 million and $1.1 million, respectively. Year-to-date stock-based compensation expense was $1.9 million and $1.7 million for the current and prior year, respectively.

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

The net periodic postretirement benefit cost was not significant for either of the quarters ended October 28, 2007 or October 29, 2006. The total amount of employer’s contributions expected to be paid during the current fiscal year is $492,000.

Defined Benefit Pension Plan:

Fleetwood sponsors a defined benefit pension plan assumed in connection with the acquisition of Fleetwood Folding Trailers, Inc. The plan provides benefits based primarily on participants’ salary and length of service. The cost of providing the pension benefits is actuarially determined and accrued over the service period of the active employee group.

The net periodic pension plan cost was not significant for either of the quarters ended October 28, 2007 and October 29, 2006. The total amount of employer’s contributions expected to be paid during the current fiscal year is $670,000.

Inventory Valuation:

Inventories are valued at the lower of cost (first-in, first-out) or market. Work in process and finished goods costs include materials, labor, and manufacturing overhead. Inventories consist of the following (amounts in thousands):

	Oct. 28, 2007	April 29, 2007
Manufacturing inventory
Raw materials	$110,468	$102,777
Work in process	38,704	40,017
Finished goods	34,419	32,116

	$183,591	$174,910

Property, Plant and Equipment, Net

Property, plant and equipment is stated at cost, net of accumulated depreciation, and consists of the following (amounts in thousands):

	Oct. 28, 2007	April 29, 2007

Land	$16,287	$17,307
Buildings and improvements	290,494	304,761
Machinery and equipment	162,117	162,135
	468,898	484,203
Less accumulated depreciation	(292,940)	(291,974)

	$175,958	$192,229

Included in the above table as of October 28, 2007, were 11 idle plants that met the held-for-sale criteria under the applicable accounting guidance. As such, those facilities were recorded at the lower of their carrying value or their estimated fair value, less expected costs to sell. In aggregate, the 11 facilities’ carrying costs included in the amounts above were $3.3 million of land and land improvements and $14.6 million of buildings and building improvements. Of the 11 facilities that were classified as held for sale, five were manufactured housing plants, another five were RV plants and one was a supply plant. All of these facilities are expected to be sold to third parties in one year or less.

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

Changes in the Company’s product warranty liability are as follows (amounts in thousands):

	26 Weeks Ended
	Oct. 28, 2007	Oct. 29, 2006
Balance, beginning of period	$69,179	$67,123
Warranties issued and changes in the estimated liability during the period	25,182	36,571
Settlements made during the period	(31,092)	(37,187)

Balance, end of period	$63,269	$66,507

Comprehensive Loss:

Comprehensive loss includes all revenues, expenses, gains, and losses that affect the capital of the Company aside from issuing or retiring shares of stock. Net loss is one component of comprehensive loss. Based on the Company’s current activities, the only other components of comprehensive loss are foreign currency translation gains or losses, changes in the unrealized gains or losses on marketable securities, and unrealized actuarial gains and losses relating to defined benefit plans.

The difference between net loss and total comprehensive loss is shown below (amounts in thousands):

	13 Weeks Ended		26 Weeks Ended
	Oct. 28, 2007	Oct. 29, 2006	Oct. 28, 2007	Oct. 29, 2006

Net loss	$(1,213)	$(20,427)	$(3,559)	$(20,838)
Foreign currency translation gain	330	624	578	422
Unrealized gain (loss) on investments	19	28	(46)	142

Comprehensive loss	$(864)	$(19,775)	$(3,027)	$(20,274)

3)                                    Segment Information

Information with respect to operating segments is shown below (amounts in thousands):

	13 Weeks Ended		26 Weeks Ended
	Oct. 28, 2007	Oct. 29, 2006	Oct. 28, 2007	Oct. 29, 2006

REVENUES:

RV Group	$333,380	$364,591	$692,633	$735,817
Housing Group	149,696	146,981	293,904	292,645
Supply Group	7,059	15,001	13,840	27,882

	$490,135	$526,573	$1,000,377	$1,056,344

OPERATING INCOME (LOSS):

RV Group	$1,039	$(14,898)	$2,948	$(28,151)
Housing Group	4,686	1,384	9,714	3,451
Supply Group	268	871	1,020	2,119
Corporate and other	(1,595)	(2,583)	(3,260)	(879)

	$4,398	$(15,226)	$10,422	$(23,460)

In addition to the third-party revenues shown above, the Supply Group also generated the following intercompany revenues with the RV and Housing Groups (amounts in thousands):

	13 Weeks Ended Oct. 28, 2007	13 Weeks Ended Oct. 29, 2006	26 Weeks Ended Oct. 28, 2007	26 Weeks Ended Oct. 29, 2006

Supply intercompany revenues	$24,124	$30,563	$51,361	$64,523

4)                                    Other Operating (Income) Expense, net

Other operating (income) expense, net, for the quarter ended October 28, 2007 consisted of $1.1 million in net gains primarily from the sale of an idle Housing facility, offset by $1.1 million in restructuring costs and $3.1 million of impairment charges related to idle Housing facilities. The prior year amount consisted of $1.8 million in net gains from the sale of an idle Housing facility, offset by $2.6 million in restructuring costs.

Year-to-date other operating (income) expense, net, included approximately $6.4 million of gains from the sale of idle facilities, offset by $1.1 million of restructuring costs and $3.9 million of impairment charges. Prior year-to-date other operating (income) expense, net, consisted of $3.8 million of gains from the sale of idle facilities, partially offset by $2.6 million of restructuring costs.

5)                                    Income Taxes

The second quarter tax provision relates primarily to state taxes. The prior year second quarter tax provision consisted of foreign tax refunds, partially offset by state taxes.

The year to date tax provision of $3.9 million was principally due to a $2.8 million non-cash adjustment to the carrying amount of the deferred tax asset as a result of the decision to market for sale a property used by one of the supply businesses. This reduces unrealized gains that would be available to realize the carrying value of the deferred tax asset. The remainder of the tax provision related to state tax liabilities. The prior year to date tax provision of $4.8 million was mainly attributable to a $3.6 million decrease in deferred tax assets. The utilization of the deferred tax assets occurred as a result of the Company realizing income through the repurchase of 1,000,000 shares of the Company’s 6% convertible trust preferred securities. Prior to the repurchase, the unrealized gains on the securities were identified as a source of future income to support deferred tax assets, principally income realized from the potential repurchase of the securities. The provision also includes state tax liabilities in several states, with no offsetting tax benefits in others.

At October 28, 2007, the Company has identified unrealized sources of income, sufficient to support a deferred tax asset of $51.5 million, compared to $54.3 million at fiscal year-end.

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

The Company had a $4.4 million reserve for uncertain income tax positions as of October 28, 2007. Changes to the reserve upon adoption of FIN No. 48 and during the six months ended October 28, 2007 were not material. The net amount of $4.4 million, if recognized, would favorably affect the Company’s effective tax rate. Included in the reserve was $0.7 million of interest and penalties related to uncertain tax positions. The Company’s policy is to recognize interest and penalties accrued on uncertain tax positions as part of income tax expense.

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

Unrecognized tax positions are reviewed quarterly and adjusted as events occur that affect potential liabilities for additional taxes, such as lapsing of applicable statutes of limitations, proposed assessments by taxing authorities, negotiations between such authorities and identification of new matters and issuance of new legislation, regulations or case law. Management believes that adequate taxes and related interest have been provided for any adjustments that may result from these uncertain tax positions.

The total liability for unrecognized tax benefits may change within the next twelve months due to either settlement of audits or expiration of statutes of limitations. The Company estimates that it is reasonably possible that the liability for unrecognized tax benefits will decrease by approximately $1.7 million in the next twelve months as a result of normal statute expirations and anticipated settlements with taxing authorities. At October 28, 2007, the Company has concluded all U. S. federal income tax matters for years through April 27, 2003. All material state and foreign income tax matters have been concluded for years through April 28, 2002.

6)                                    Discontinued Operations

On March 30, 2005, Fleetwood announced plans to exit its manufactured housing retail and financial services businesses and completed the sale of the majority of the assets of these businesses by August 2005. The decision to exit these businesses was intended to stem losses sustained in the retail operations. The return to a traditional focus on manufacturing operations was part of Fleetwood’s stated goal of making the transition to sustained profitability. As of October 28, 2007 and April 29, 2007, the remaining assets and liabilities of the discontinued operations were not significant. Operating results of these businesses are classified as discontinued operations for all periods presented. Loss from discontinued operations, net, mostly consisted of ongoing operating losses associated with the wind-down of the business. Future losses are not expected to be material to the Company’s overall financial results or its financial position.

7)                                    Secured Credit Facility

In January 2007, the agreement governing the Company’s credit facility with a syndicate of lenders led by Bank of America was renewed and extended until July 31, 2010. The Company originally entered into the credit agreement in July 2001, and it has been amended on several occasions since. The new amended and restated agreement incorporates prior amendments and makes additional changes, but continues to provide for a revolving credit facility, which includes a real estate sub-facility in addition to a term loan.

Gross loan commitments for all three components of the facility are $182 million from May through November, with a seasonal uplift to $207 million from December through April. The commitments to the term loan and real estate sub-facility have been reduced through quarterly amortization to net values of $19.6 million and $13.9 million, respectively, at the end of the current fiscal quarter. Such commitments now include increases of $3.9 million and $3.7 million, respectively, that were restored with the completion of the updated real estate appraisals in June 2007. In addition, when the appraisals were updated and the term loan was increased, the maturity date of the term loan was extended from July 31, 2007 to July 31, 2010. On the first day of each fiscal quarter, Fleetwood is required to repay $786,000 in principal on the term loan, and the ability to borrow under the real estate sub-facility is reduced by $375,000.

The facility includes restrictions regarding additional indebtedness, business operations, liens, guaranties, transfers and sales of assets, and transactions with subsidiaries or affiliates. The facility also contains customary events of default that would permit the lenders to accelerate repayment of borrowings under the amended facility if not cured within applicable grace periods, including the failure to make timely payments under the amended facility or other material indebtedness and the failure to meet certain covenants.

Under the amended facility, real estate with an approximate appraised value of $77.5 million is pledged as security, which included excess collateral of $20 million. In May 2007, the credit facility was further amended to reset the financial performance covenant at levels that more closely approximate our expectations of future operating results. As part of the amendment, the Company agreed to restore $5 million in real estate collateral to the excess collateral pool for the benefit of the syndicate, increasing the total of such excess collateral to $25 million.

The aggregate short-term balance outstanding on the revolver and term loan was $8.0 million as of October 28, 2007 and $18.7 million as of October 29, 2006. An additional $16.5 million of the term loan was included in long-term borrowings as of October 28, 2007. The revolving credit line and term loan bear interest, at Fleetwood’s option, at variable rates based on either Bank of America’s prime rate or one, two or three-month LIBOR.

As of October 28, 2007, the net loan commitments for the credit facility stood at $178.5 million, comprised of $158.9 million for the revolver and $19.6 million for the term loan. Fleetwood’s borrowing capacity, however, is governed by the amount of a borrowing base, consisting primarily of inventories and accounts receivable that fluctuate significantly. The borrowing base is revised weekly for changes in receivables and monthly for changes in inventory balances. At the end of the quarter, the borrowing base totaled $163.5 million. After consideration of outstanding borrowings and standby letters of credit of $66.9 million, unused borrowing capacity (availability) was approximately $72.1 million.

Borrowings are secured by receivables, inventory and certain other assets, primarily real estate, and are used for working capital and general corporate purposes. Under the senior credit agreement, Fleetwood Enterprises, Inc. is a guarantor of the borrowings and letters of credit of its wholly owned subsidiary, Fleetwood Holdings, Inc. Fleetwood is subject to a springing covenant that requires minimum levels of earnings before interest, taxes, depreciation, and amortization, but only if average daily liquidity, defined as cash, cash equivalents, and unused borrowing capacity falls below a prescribed minimum level of $50 million. In addition, the current agreement requires testing of the covenant if liquidity falls below $25 million on any single day or average daily availability is below $20 million in any particular month.

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

Distributions on the securities held by the trust are payable quarterly in arrears at an annual rate of 6%. The Company has the right to elect to defer distributions for up to 20 consecutive quarters under the trust indenture governing the 6% convertible trust preferred securities. When the Company defers a distribution on these securities, it is prevented from declaring or paying dividends on its common stock during the period of the deferral.

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

10)                             Commitments and Contingencies

Repurchase Commitments:

Producers of recreational vehicles and manufactured housing customarily enter into repurchase agreements with lending institutions that provide wholesale floorplan financing to independent dealers. Fleetwood’s agreements generally provide that, in the event of a default by a dealer in its obligation to these credit sources, Fleetwood will repurchase vehicles or homes sold to the dealer that have not been resold to retail customers. With most repurchase agreements, the Company’s obligation ceases when the amount for which the Company is contingently liable to the lending institution has been outstanding for more than 12, 18 or 24 months, depending on the terms of the agreement. The contingent liability under these agreements approximates the outstanding principal balance owed by the dealer for units subject to the repurchase agreement, less any scheduled principal payments waived by the lender. Although the maximum potential contingent repurchase liability approximated $147 million for inventory at manufactured housing dealers and $211 million for inventory at RV dealers as of October 28, 2007, the risk of loss is reduced by the potential resale value of any products that are subject to repurchase, and is spread over numerous dealers and financial institutions. The gross repurchase obligation will vary depending on the season and the level of dealer inventories. Typically, the fiscal third quarter repurchase obligation is greater than other periods due to higher RV dealer inventories. The RV repurchase obligation is significantly more than the manufactured housing obligation due to a higher average cost per motor home and more units in dealer inventories. Past losses under these agreements have not been significant and lender repurchase demands have been funded out of working capital. Through the first six months of fiscal year 2008, the Company repurchased $700,000 of product compared to $1.8 million for the same period in the prior year, with a repurchase loss of $167,000 incurred this year compared to a repurchase loss of $542,000 in the prior year.

Guarantees:

As part of the sale of the Company’s manufactured housing retail business, there are currently approximately 73 leased manufactured housing retail locations assigned to the buyers. Although the Company received indemnification from the assignees, if the assignees fail to make payments under the assigned leases, the Company estimates its maximum potential obligation with respect to the assigned leases to be $7.8 million as of October 28, 2007. The Company will remain contingently liable for such lease obligations for the remaining lease terms, which range from one month to eight years.

Other:

As of October 28, 2007, the Company was a party to nine limited guarantees of obligations of certain retailers to floorplan lenders, aggregating to $3.3 million. The Company was also party to three additional unsecured guarantees of other obligations totaling $6.3 million.

Fleetwood is also obligated under certain guarantees that relate to its credit arrangements. These are more fully discussed in Note 12 of the Company’s fiscal 2007 Annual Report on Form 10-K.

The fair value of the guarantees noted above is not material at October 28, 2007.

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

In May 2003, Fleetwood filed a complaint in state court in Kansas, in the 18th Judicial District, District Court, Sedgwick County, Civil Department, against The Coleman Company, Inc. (Coleman) in connection with a dispute over the use of the “Coleman” brand name. In the lawsuit, Fleetwood sought declaratory and injunctive relief. On June 6, 2003, Coleman filed an answer and counterclaimed against Fleetwood alleging various counts, including breach of contract and trademark infringement. On November 17, 2004, after a hearing, the court granted Fleetwood’s request for a permanent injunction against Coleman prohibiting Coleman from licensing the Coleman name for recreational vehicles to companies other than Fleetwood. Coleman appealed that ruling. On December 16, 2004, at the conclusion of the trial, the jury awarded $5.2 million to Coleman for its counterclaim against Fleetwood. On January 21, 2005, the court granted Coleman’s request for treble damages, making the total amount of the award approximately $14.6 million. Fleetwood reflected a charge to record this award in the results for the third fiscal quarter of 2005. Payment has been stayed pending Fleetwood’s appeal. Pending the appeal, Fleetwood was required to post a letter of credit for $18 million, representing the full amount of the judgment plus an allowance for attorneys’ fees and interest.

Oral argument on both parties’ respective appeals was heard before the Kansas Court of Appeals on April 10, 2007. On Coleman’s appeal of the preliminary injunction, on May 25, 2007 the court upheld Fleetwood’s position on most of the issues but remanded the case back to the trial judge for a rehearing on one issue. The matter has been scheduled for argument in February 2008. In regard to Fleetwood’s appeal of the award of monetary damages, on June 29, 2007 the court upheld the trial court verdict, and Fleetwood appealed to the Kansas Supreme Court. On November 7, 2007, the Supreme Court granted Fleetwood’s petition for review, but a date has not yet been set for argument.

On October 30, 2007, Coleman filed a new claim in the United States District Court in Kansas alleging ongoing trademark infringement by Fleetwood Folding Trailers, Inc. in connection with references it has allegedly made to the Coleman name. Coleman demands unspecified damages. Fleetwood strongly disputes these further allegations and will vigorously contest this new matter.

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

Fleetwood had been painting motor homes at its Riverside, California, plant since July 2004, pursuant to experimental variances granted by the California Division of Occupational Safety and Health (the Division), which is the enforcement and consultation agency for the California Occupational Safety and Health program (Cal/OSHA). Although Fleetwood believes it is providing safety and health protection to employees that goes beyond the protection required by Cal/OSHA, a variance from a Cal/OSHA standard is required wherever an employer is recirculating air in paint spray booths. Fleetwood applied to the California Occupational Safety and Health Appeals Board (the Board) for a permanent variance and after several hearings on that application, a permanent variance was granted by the Board on October 18, 2007, subject to numerous conditions. On November 27, 2007, Fleetwood filed a petition to modify one of the conditions, and the Division filed a petition to have the variance revoked. Meanwhile, Fleetwood and the Division have been holding discussions with a view to exploring a possible stipulated resolution of the issue. If the permanent variance were to be revoked, then Fleetwood would be unable to use the spray booths as currently deployed unless a court intervened to grant Fleetwood relief.

Fleetwood has been named in several complaints, some of which are putative class actions, filed against manufacturers of travel trailers and manufactured homes supplied to the Federal Emergency Management Agency (FEMA) to be used for emergency living accommodations in the wake of Hurricane Katrina. The complaints generally allege injury due to the presence of formaldehyde in the units. Fleetwood strongly disputes the allegations in these complaints and intends to vigorously defend itself in all such matters.

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

Our business began in 1950 as a California corporation producing travel trailers and quickly evolved to the production of what are now termed manufactured homes. We re-entered the recreational vehicle business with the acquisition of a travel trailer operation in 1964. The present company was reincorporated in Delaware in 1977. Our manufacturing activities are conducted in 14 states within the U.S., and in one facility in Mexico. We distribute our manufactured products primarily through a network of independent dealers throughout the United States and Canada.

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

The recreational vehicle markets are both cyclical and seasonal and are also highly competitive. Product demand is sensitive to changes in consumer confidence, which is influenced by global tensions, volatile fuel prices, changing interest rates, employment trends, stock market performance and availability of financing generally, among other factors.

The motor home market has weakened over the last several years and that trend has continued into calendar 2007, although at a slower rate of decline. Overall industry production and dealer inventory levels are reasonable. Our own market share has been stable and is beginning to show modest improvement in calendar 2007.

The travel trailer and folding trailer markets have experienced more recent weakness and these markets are particularly competitive, as dealers seek to reduce inventory levels and purge previous model-year units. Difficult market conditions for travel trailers combined with a decline in our market share over the last several years caused us to rationalize our travel trailer plants and their respective products, with an emphasis on achieving better manufacturing efficiencies, improving quality and reducing the number of brands and floor plans produced at each factory location. This process evolved in conjunction with our evaluation of plant capacity requirements given the recent downturn in the market. As a result, we closed four travel trailer plants during or shortly after the fourth quarter of fiscal 2007 and we closed a fifth plant near the end of the first quarter of fiscal 2008. In addition to addressing capacity issues, we placed increased emphasis on introducing new and improved products. Our 2007 model-year introductions in the spring of 2006 met with some success. During the spring and summer of 2007 we have introduced new 2008 model-year products with additional features that we believe will be competitive in the marketplace.

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

Housing

The Housing Group consists of manufacturing operations, which design and produce factory-built manufactured homes in accordance with federal HUD-Code regulations or, to a lesser extent, factory-built modular homes in accordance with building codes adopted by states or local governments and, which may also apply to the construction of conventional site-built homes. In fiscal 2007, we shipped 13,257 manufactured homes, and were the third largest producer of HUD-Code homes in the United States in terms of units shipped to dealers. In calendar year 2006, we had a 12.9% share of the manufactured housing wholesale market. In late fiscal 2007, we introduced our Trendsetter division, which builds modular housing.

Improvements in engineering and design continue to position manufactured and modular homes as viable options in meeting the demand for affordable housing in new markets, such as suburban tracts and military sites, as well as in existing markets such as rural areas and manufactured housing communities and parks. The markets for affordable factory-built housing are very competitive as well as both cyclical and seasonal. The industry is most affected by the availability of financing, general economic conditions, and consumer confidence. The manufactured housing market has experienced a steep decline that began in 1999, hitting a 45-year low in shipments in 2006. During the 1990s, growth was fueled, in part, by liberal credit standards and by lenders eager to participate in a growing market. The majority of manufactured housing loans at the time were chattel financing, or personal property financing, secured only by the home and not by the underlying land on which the home was sited. The growth trend quickly reversed when borrower default and repossession rates soared, causing industry shipments to fall dramatically.  The industry has since trended toward more “land and home” or conventional mortgage-type financing.  Shipments have continued to decline, largely due to the scarcity of chattel financing nationwide, competition from attractive site-built mortgages that are no longer available and, more recently, turmoil in the conventional housing market combined with the overall economic outlook.

Interest rates for the financing of manufactured homes are generally higher and the terms of loans shorter than for site-built homes. In addition, some lenders have stopped extending loans to manufactured housing buyers. This has had the effect of making financing for manufactured homes more expensive and even more difficult to obtain than financing for site-built homes, which, until recently, had enjoyed a period of sustained low interest rates and liberal lending practices. Turmoil in site-built home financing may eventually redress the balance to the benefit of manufactured housing lending, although, in the near term, an oversupply of new conventional homes or foreclosures will likely increase competition with our products.

Business Outlook

Recreational Vehicles

Industry conditions in calendar 2007 continue to be adversely affected by concerns about interest rates, fuel prices, and diminished home equity values, as evidenced by mixed demand and soft market conditions. The outlook for the remainder of the fiscal year is increasingly uncertain in light of recent turmoil in the mortgage industry and its impact on the broader financial markets and economy. Motor home retail sales for the industry are down 5.3% through the first nine months of calendar 2007, with most of the continued weakness in the higher-end Class A gas and mid- and luxury-priced Class C segments. Travel trailer retail sales are up 2.7% for the first nine months of calendar 2007; however, dealers have been reducing their inventories in the face of economic uncertainty and industry wholesale shipments are down 13% in the same period. After briefly stabilizing in early calendar 2006, the market for folding trailers is also showing weakness so far in calendar 2007.

Our overall market position in motor homes has shown improvement through September of calendar 2007 despite being slightly impacted by lower industry demand in product segments that have traditionally been areas of relative strength for us. We are, however, seeing a benefit from management’s strategy to address shifts in the market with our recent introductions of entry-level Class A gas products and improvements to several diesel brands. In the Class C category, we have introduced completely new products in the currently popular entry-level category and, more recently, in the fuel-efficient category.

Our retail and wholesale market shares for travel trailers declined in the first nine months of calendar 2007. Dealers are seeking to purge older model year units still in stock before replacing them with new 2008 products. We have received positive feedback from our dealers regarding recent product introductions and we anticipate improvement in the spring, provided that dealers become satisfied with their inventory levels before that time. We expect to be more competitive in markets on which we have placed emphasis since our recent adjustments to manufacturing capacity; however, we also expect to see reduced overall market share due to lower sales in a lower-margin, entry-level segment, which is no longer produced in the eastern United States. Although future quarters will not have the negative impact from closed plant operations that was experienced in the April and July quarters, and to a lesser extent the October quarter, we anticipate that it may take until the fourth quarter before plants fully adjust to the changes in brands, new model-year products, and different floor plans that have accompanied the overall rationalization of this division. Manufacturing efficiencies are already beginning to improve and are expected to further improve in the spring timeframe when wholesale shipments normally rebound. In any case, further improvement over current levels of cost and efficiency of our manufacturing and service operations will be necessary in order to achieve profitable operations. We believe this is unlikely to occur before the end of the current fiscal year.

We continue to hold the number one market share position in folding trailers although market share is down in calendar 2007 to date. Our focus will be on improving the financial results of this operation in fiscal 2008 by lower manufacturing and warranty costs.

Housing

We expect longer-term demand for affordable housing to grow as a result of overall population growth, baby boomers reaching retirement age, the rebuilding requirements in the Gulf States, and the continuing high cost of site-built homes, notwithstanding the pricing pressures placed on conventional homes in certain regions due to the recent retrenchment in the mortgage industry.

Many of the factors that have historically affected manufactured housing volumes have been in flux recently. Positive trends include a normalized level of manufactured home repossessions, improving performance of manufactured housing loan portfolios, tightening of credit for site-built homes, and higher rents and lower vacancies in apartments. On the other hand, the overall slowing of the housing market and an increase in conventional housing inventories will likely negatively impact manufactured housing conditions in the near term.

Manufactured housing industry shipments are down 22.2% through the first nine months of calendar 2007. Market conditions are mixed by region. Some smaller markets in the central southern states had shown modest improvement but other regions have softened. California, Arizona and Florida, which traditionally have been some of our strongest markets, are down sharply in recent months, reaching new lows since January 2005 in California and Florida for the month of September. The outlook in most areas continues to be uncertain and we do not anticipate that manufactured housing industry conditions will begin to improve until conventional housing inventories moderate.

We continue to monitor our capacity given current market conditions and have been successful in minimizing fixed costs and in some cases have consolidated management teams at adjacent plants. This has enabled us to maintain a presence in markets that we believe have potential that we would otherwise have to abandon.

Rebuilding efforts in the Gulf Coast using modular products appear likely to present a sizeable opportunity, which we are prepared to pursue; however, current activity in the Gulf Coast region by builders and developers has been slow to emerge. Development of this new distribution channel, combined with a longer sales cycle for these types of projects, has significantly tempered our progress in this area.

Summary

Market conditions in all segments remain at levels similar to or below those of the prior year; however, the restructuring actions of the last two years enabled our businesses, except travel trailers, to operate profitably during the first half of fiscal 2008. While restructuring activities were still in process for the travel trailer business through July, the primary focus in the October quarter was introducing new models, reducing material cost and improving labor efficiencies. The current environment in both of our industries is characterized by consumer and dealer caution, as well as very competitive pricing by manufacturers. These factors are likely to compound the effect of the seasonally slower winter months and accordingly, we expect an operating loss in our third quarter, albeit meaningfully less than the prior year due to the improvements in our cost structure.

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

Repurchase Commitments

Producers of recreational vehicles and manufactured housing customarily enter into repurchase agreements with lending institutions that provide wholesale floorplan financing to independent dealers. Our agreements generally provide that, in the event of a default by a dealer in its obligation to these credit sources, we will repurchase product. With most repurchase agreements, our obligation ceases when the amount for which we are contingently liable to the lending institution has been outstanding for more than 12, 18 or 24 months, depending on the terms of the agreement. The contingent liability under these agreements approximates the outstanding principal balance owed by the dealer for units subject to the repurchase agreement less any scheduled principal payments waived by the lender. Although the maximum potential contingent repurchase liability approximated $147 million for inventory at manufactured housing dealers and $211 million for inventory at RV dealers as of October 28, 2007, the risk of loss is reduced by the potential resale value of any products that are subject to repurchase, and is spread over numerous dealers and financial institutions. The gross repurchase obligation will vary depending on the season and the level of dealer inventories. Typically, the fiscal third quarter repurchase obligation will be greater than other periods due to higher RV dealer inventories. Past losses under these agreements have not been significant and lender repurchase demands have been funded out of working capital. A summary of recent repurchase activity is set forth below (dollars in millions):

	26 Weeks Ended		Fiscal Years
	Oct. 28, 2007	Oct. 29, 2006	2007	2006

Units	25	79	96	66

Repurchase amount	$0.7	$1.8	$2.4	$2.1

Loss recognized	$0.2	$0.5	$0.7	$0.4

Results of Operations

The following table sets forth certain data from our Statements of Operations data expressed as a percentage of net sales for the periods indicated (certain amounts in this section may not recompute due to rounding):

	13 Weeks Ended		26 Weeks Ended
	Oct. 28, 2007	Oct. 29, 2006	Oct. 28, 2007	Oct. 29, 2006

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	82.8	86.0	83.9	86.1

Gross profit	17.2	14.0	16.1	13.9
Operating expenses	(15.7)	(16.7)	(15.2)	(16.2)
Other operating (income) expense, net	(0.6)	(0.2)	(0.1)	0.1

Operating income (loss)	0.9	(2.9)	1.0	(2.2)
Other income (expense)
Investment income	0.2	0.3	0.3	0.3
Interest expense	(1.3)	(1.2)	(1.2)	(1.2)
Other, net	—	—	—	1.8
Income (loss) from continuing operations before income taxes	(0.2)	(3.8)	0.1	(1.3)
Provision for income taxes	—	—	(0.4)	(0.5)

Loss from continuing operations	(0.2)	(3.8)	(0.3)	(1.8)
Loss from discontinued operations	—	(0.1)	(0.1)	(0.2)

Net loss	(0.2)%	(3.9)%	(0.4)%	(2.0)%

Current Quarter Compared to Corresponding Quarter of Last Year

Consolidated Results

The following table presents consolidated net sales and operating income (loss) by segment for the quarters ended October 28, 2007 and October 29, 2006 (amounts in thousands):

	13 Weeks Ended
		% of		% of	Change
	Oct. 28, 2007	Net Sales	Oct. 29, 2006	Net Sales	Amount	%
REVENUES:

RV Group	$333,380	68.0	$364,591	69.3	$(31,211)	(8.6)
Housing Group	149,696	30.6	146,981	27.9	2,715	1.8
Supply Group	7,059	1.4	15,001	2.8	(7,942)	(52.9)

Net sales	$490,135	100.0	$526,573	100.0	$(36,438)	(6.9)

OPERATING INCOME (LOSS):

RV Group	$1,039	0.3	$(14,898)	(4.1)	$15,937	NM
Housing Group	4,686	3.1	1,384	0.9	3,302	238.6
Supply Group	268	3.8	871	5.8	(603)	(69.2)
Corporate and other	(1,595)	—	(2,583)	—	988	38.3

Operating income (loss)	$4,398	0.9	$(15,226)	(2.9)	$19,624	NM

NM:  Not meaningful

Consolidated revenues fell 6.9% from the prior year, consisting of an 8.6% drop in sales for the RV Group, partially offset by a 1.8% increase in the Housing Group.

Gross margin increased over the prior year mainly due to lower labor costs from improved labor efficiencies and reduced fringe benefits.

Operating expenses, which include selling, warranty and service, and general and administrative expenses, declined by $11.1 million compared to the prior year and also declined as a percentage of sales. Most of the decrease from the prior year was in warranty, but lower headcount associated with restructuring efforts also contributed to the reduction.

In the current quarter, other operating expense, net, consisted of $3.1 million of impairments on idle housing facilities held-for-sale and $1.1 million of severance related to closed plants, partially offset by a gain from the sale of an idle housing facility. In the prior year other operating expense, net, included $2.6 million of restructuring, mostly severance, partially offset by a $1.8 million gain from the sale of two idle facilities.

Other income (expense) consists of investment and other income and interest expense. The most notable change related to a $0.6 million rise in interest expense due partly to additional interest accrued in connection with ongoing litigation.

The current quarter tax provision includes state tax liabilities in several states, with no offsetting tax benefits in others.

Recreational Vehicles

The following table presents RV Group net sales and operating income (loss) by division for the periods ended October 28, 2007 and October 29, 2006 (amounts in thousands):

	13 Weeks Ended
		% of		% of	Change
	Oct. 28, 2007	Net Sales	Oct. 29, 2006	Net Sales	Amount	%
REVENUES:

Motor homes	$263,776	79.1	$230,645	63.3	$33,131	14.4
Travel trailers	47,972	14.4	104,113	28.6	(56,141)	(53.9)
Folding trailers	21,632	6.5	29,833	8.1	(8,201)	(27.5)

RV Group	$333,380	100.0	$364,591	100.0	$(31,211)	(8.6)

OPERATING INCOME (LOSS):

Motor homes	$9,104	3.5	$(1,141)	(0.5)	$10,245	NM
Travel trailers	(8,334)	(17.4)	(14,361)	(13.8)	6,027	42.0
Folding trailers	269	1.2	604	2.0	(335)	(55.5)

RV Group	$1,039	0.3	$(14,898)	(4.1)	$15,937	NM

Motor home sales for the quarter improved despite soft market conditions. The retail market for motor homes for the first nine months of calendar year 2007 was down 5.3% compared to a decrease of only 4.4% for Fleetwood retail activity, resulting in a rise in market share from 16.3% to 16.4%. The gain was mainly due to the strong performance of the Class A gas products and more recently Class C products, including sales of a new low-priced Class C that was introduced in the spring of 2007. Consumer concerns earlier in the year regarding volatile fuel prices and rising interest rates negatively affected the market, particularly the higher-priced Class As and mid-priced Class Cs, where Fleetwood has a relatively stronger market position.

Travel trailer sales declined mainly due to dealers not replacing sold units and reducing inventories in light of a weaker economic outlook, as well as the impact of plant closures in specific regions where we no longer provide products in one of our entry-level segments. In the first nine months of calendar year 2007, industry shipments declined 13%, compared to a 2.7% growth in the retail market, which has been volatile over the past 12 months. Fleetwood’s retail sales for the first nine months of calendar year 2007 were down by 8.5%, mainly due to a lack of competitive products in several product segments in the early part of the calendar year. Subsequently, we have introduced new products and brands and our market share is about 6.1%, slightly down from the prior year.

Folding trailer sales also declined in weak market conditions. The folding trailer retail market was off 10.4% for the first nine months of calendar year 2007, while sales of Fleetwood’s products were down 16.4% resulting in a market share decline from 39.2% to 36.5% for the year. The decline was the result of a strategic decision to forgo a first calendar quarter retail program.

Gross margin for the quarter increased from 10.8% to 14.1%, mainly due to an increase in travel trailer gross profit over the prior year, despite revenues falling by more than one-half. Also contributing to the improvement were lower motor home division labor costs stemming from higher labor efficiencies at our plants producing gas-powered units, in addition to reduced fringe benefit costs for the RV Group. Travel trailer gross margin more than doubled due to lower sales incentives and decreased production complexity, due to a reduction in the number of products and floorplans built per plant, which gave rise to improved labor efficiencies. Folding trailer gross margin declined slightly due to higher manufacturing costs as a percentage of lower sales and an increase in shipping costs caused by higher fuel costs.

Operating expenses for the RV Group were down $8.3 million from $54.3 million in the prior year, and decreased as a percentage of sales for the current quarter. The drop was mostly due to a decrease in warranty and service costs of $5.6 million, resulting from returning responsibility for previously centralized service operations back to plant locations, as well as lower travel trailer volumes. General and administrative expenses declined $2.7 million due to the travel trailer plant closures and cost reductions implemented in the latter part of the second quarter of the prior year. Other operating expense, net, of $0.5 million, consisted of additional severance on a recently closed travel trailer plant.

Manufactured Housing

The following table presents Housing Group net sales and operating income for the quarters ended October 28, 2007 and October 29, 2006 (amounts in thousands):

	13 Weeks Ended
		% of Net		% of Net	Change
	Oct. 28, 2007	Sales	Oct. 29, 2006	Sales	Amount	%

Net sales	$149,696	100.0	$146,981	100.0	$2,715	1.8

Operating income	$4,686	3.1	$1,384	0.9	$3,302	238.6

Housing Group revenues for the quarter rose 1.8% over the prior year to $149.7 million. These revenues include $10.7 million of incremental modular sales, mostly for military base housing.

Manufactured homes are sold as single-section or multi-section units. Multi-section units typically are built in two, three or four sections. The average selling price per home decreased 4.7% to $38,129 from $40,028 in the prior year, primarily because 307 modular sections, which had a significantly lower average selling price per section, were treated as homes in the calculation.

Manufacturing unit volume for the current year increased 6.9% to 3,926 homes (including the modular sections), while the total number of sections sold increased by 0.3% to 6,652 sections. Fleetwood’s market share, based on wholesale shipments through September 2007, improved from 12.8% in the prior year to 13.3%. The Group’s market share for multi-section homes rose from 13.5% to 14.5% while its share of the single-section market declined from 11.0% to 10.6%.

Industry shipments for the first nine months of calendar year 2007 were down 22.2%. Traditionally strong manufactured housing markets, such as California, Arizona and Florida, continued to be particularly weak, with shipments off by more than 40% for the first nine months of calendar 2007. Generally, the manufactured housing market continues to be adversely affected by limited availability of retail financing and more recently competition from conventional builders due to the overall weak housing market.

The second quarter gross profit margin was 22.9%, as compared to 21.1% in the prior year. The improvement in margin was the result of lower labor fringe costs, as well as reduced fixed manufacturing costs as a result of consolidating plants and selling idle facilities that represented excess capacity.

Overall, selling, warranty and general and administrative expenses declined by $2.9 million, mainly due to cost reduction actions, including consolidating plants, implemented in the prior year, and lower volume. The $2.4 million of other operating expense, net, consisted of $3.1 million of impairments on idle facilities and $0.4 million of restructuring costs, partially offset by the gain on the sale of an idle housing facility of $1.1 million. Prior year other operating expenses, net, consisted of a $1.8 million gain from the sale of two idle facilities, partially offset by $1.2 million of restructuring costs, mostly severance payments.

Supply Operations

The Supply Group contributed gross second quarter revenues of $31.2 million compared to $45.6 million a year ago, of which $7.1 million and $15.0 million, respectively, were sales to third-party customers. Operating income was $0.3 million in the current quarter compared to $0.9 million in the prior year. The reduction in outside sales relates to lower sales of certain fiberglass components used by the trucking industry, where a decline in heavy truck demand occurred following the introduction of new diesel emissions standards mandated in January 2007.

Current Year-to-Date Compared to Corresponding Period of Last Year

Consolidated Results:

The following table presents consolidated net sales and operating income (loss) by segment for the six-month periods ended October 28, 2007 and October 29, 2006 (amounts in thousands):

	26 Weeks Ended
		% of Net		% of Net	Change
	Oct. 28, 2007	Sales	Oct. 29, 2006	Sales	Amount	%
REVENUES:
RV Group	$692,633	69.2	$735,817	69.7	$(43,184)	(5.9)
Housing Group	293,904	29.4	292,645	27.7	1,259	0.4
Supply Group	13,840	1.4	27,882	2.6	(14,042)	(50.4)

Net sales	$1,000,377	100.0	$1,056,344	100.0	$(55,967)	(5.3)

OPERATING INCOME (LOSS):
RV Group	$2,948	0.4	$(28,151)	(3.8)	$31,099	NM
Housing Group	9,714	3.3	3,451	1.2	6,263	181.5
Supply Group	1,020	7.4	2,119	7.6	(1,099)	(51.9)
Corporate and other	(3,260)	—	(879)	—	(2,381)	(270.9)

Operating income (loss)	$10,422	1.0	$(23,460)	(2.2)	$33,882	NM

Consolidated revenues decreased 5.3% from the prior year to $1.0 billion, mainly due to a 5.9% decline in sales for the RV Group; Housing Group sales were slightly higher than the prior year.

Gross margin increased over the prior year primarily due to lower labor costs from improved labor efficiencies and reduced fringe benefits.

Operating expenses, which include selling, warranty and service, and general and administrative expenses, fell by $19.5 million compared to the prior year and also decreased as a percentage of sales. Over half of the decrease came from lower warranty expense, resulting from lower volume and lower plant service costs. Also contributing to the decrease was reduced headcount associated with restructuring efforts.

For the first six months, other operating expense, net, consisted of $6.4 million of gains primarily from the sale of two facilities, partially offset by $3.9 million of impairments on idle housing facilities and $1.1 million of severance related to closed plants. The prior year other operating expense included a $3.8 million gain from the sale of three idle facilities, partially offset by $2.6 million of restructuring costs, mostly severance.

Other income (expense) consists of investment income, interest expense and miscellaneous other income. Investment income decreased from $3.4 million in the prior year to $2.5 million, due to lower invested funds and interest rates over the past year. In July 2006, we purchased and canceled 1,000,000 shares or 24.8% of the previously outstanding 6% convertible trust preferred securities. Interest expense decreased from $12.8 million in the prior year to $12.2 million due to the $50.0 million reduction in outstanding par value. Additionally, the related $18.5 million pre-tax gain on the transaction was recorded in other income in the prior year.

The year-to-date tax provision was principally due to a $2.8 million non-cash adjustment to the carrying amount of the deferred tax asset as a result of the decision to market for sale a closed manufacturing facility previously used by one of our supply businesses. This reduced unrealized gains that would otherwise have been available to support the carrying value of the deferred tax asset. The remainder of the tax provision related to state tax liabilities.

The prior year-to-date tax provision was mainly attributable to a $3.6 million decrease in deferred tax assets. The utilization of the deferred tax assets occurred as a result of income realized through the repurchase of 1,000,000 shares of our 6% convertible trust preferred securities. The provision also included state tax liabilities in several states, with no offsetting tax benefits in others.

Recreational Vehicles:

The following table presents RV Group net sales and operating income (loss) by division for the periods ended October 28, 2007 and October 29, 2006 (amounts in thousands):

	26 Weeks Ended
		% of		% of	Change
	Oct. 28, 2007	Net Sales	Oct. 29, 2006	Net Sales	Amount	%
REVENUES:
Motor homes	$537,457	77.6	$455,873	61.9	$81,584	17.9
Travel trailers	111,624	16.1	225,799	30.7	(114,175)	(50.6)
Folding trailers	43,552	6.3	54,145	7.4	(10,593)	(19.6)

RV Group	$692,633	100.0	$735,817	100.0	$(43,184)	(5.9)

OPERATING INCOME (LOSS):
Motor homes	$18,107	3.4	$(4,619)	(1.0)	$22,726	492.0
Travel trailers	(15,759)	(14.1)	(24,338)	(10.8)	8,579	35.2
Folding trailers	600	1.4	806	1.5	(206)	(25.6)

RV Group	$2,948	0.4	$(28,151)	(3.8)	$31,099	NM

Recreational vehicle sales fell 5.9% to $692.6 million in the first six months, compared to $735.8 million for the prior year. Lower travel trailer and folding trailer sales were caused by dealer’s reluctance to order products in the current economic environment. The travel trailer segment was also negatively impacted by plant closures in specific regions where we no longer provide certain products. Motor home sales for the first half of fiscal 2008 increased by 17.9% driven by a 6.7% increase in volume, particularly concentrated in diesel units and recently introduced Class C products. Motor home revenues also benefited from a 10.5% increase in average selling price, which was influenced by the increase in diesel volume.

Gross margin for the first six months increased from 10.6% to 12.7% mainly due to improved motor home division labor costs stemming from higher labor efficiencies and reduced fringe benefit costs. Travel trailer gross margin fell mainly due to higher material and labor costs incurred in the first quarter, which stemmed from inefficiencies related to reallocating products from recently closed plants and winding down the idled Canadian operation. In addition travel trailer gross margin was impacted by higher manufacturing costs as a percentage of lower sales, and an increase in shipping costs to more distant markets.

Operating expenses for the RV Group were down $20.7 million from $106.0 million in the prior year, and decreased as a percentage of sales for the first six months of this fiscal year. The drop was mostly due to a decrease in warranty and service costs of $9.8 million due to lower volumes and the migration of responsibility for previously centralized service operations to plant locations that historically had the lowest incurred warranty costs. General and administrative expenses declined $6.3 million due to the travel trailer plant closures and cost reductions implemented in the latter part of the second quarter of the prior year. Other operating expense, net, was a $4.0 million gain from the sale of an idle facility, partially offset by about $1.3 million of restructuring costs from impairment and severance charges at closed travel trailer plants.

Manufactured Housing:

The following table presents Housing Group sales and operating income for the six-month periods ended October 28, 2007 and October 29, 2006 (amounts in thousands):

	26 Weeks Ended
		% of Net		% of Net	Change
	Oct. 28, 2007	Sales	Oct. 29, 2006	Sales	Amount	%

Net sales	$293,904	100.0	$292,645	100.0	$1,259	0.4

Operating income	$9,714	3.3	$3,451	1.2	$6,263	181.5

Housing Group revenues for the first half of fiscal 2008 increased $1.3 million over the prior year to $293.9 million. Included in revenue in the current period was $19.2 million of revenue from modular sales, mostly to the military for base housing.

The average selling price per home decreased 4.3% from the prior year, dropping from $39,691 to $37,977 primarily because 555 modular sections, which had a significantly lower average selling price per section, were treated as homes in the calculation. Manufacturing unit volume for the first six months increased 5.0% to 7,739 homes (including 555 modular sections), while the total number of sections sold decreased by 155 to 13,216 sections.

Gross profit margin for the first half of the year was 22.6%, as compared to 21.2% in the prior year. The improvement in margin was the result of lower labor fringe costs, lower warranty and service costs, and reduced fixed manufacturing costs from consolidating plants and selling idle facilities that represented excess capacity.

Overall, operating expenses of $56.7 million were $2.0 million below the prior year and lower as a percentage of sales mainly due to cost reduction actions, including consolidating plants, implemented in the prior year, and lower volume. Other expense of $2.4 million consisted of $3.1 million of impairments on idle facilities and $0.4 million of restructuring costs, partially offset by the gain on the sale of an idle housing facility of $1.1 million. A $3.8 million gain from the sale of four idle facilities, partially offset by $1.2 million of restructuring costs, mostly severance, was included in other operating expenses in the prior year.

Supply Operations:

The Supply Group contributed gross year-to-date revenues of $65.2 million compared to $92.4 million a year ago, of which $13.8 million and $27.9 million, respectively, were sales to third-party customers. Operating income was $1.0 million in the current quarter compared to $2.1 million in the prior year. The reduction to outside sales relates to reduced sales of certain fiberglass components used by the trucking industry, where a decline in heavy truck demand has occurred following the introduction of mandated diesel emissions standards in 2007.

Liquidity and Financial Position

We use external funding sources, including the issuance of debt and equity instruments, to supplement working capital, fund capital expenditures, and meet internal cash flow requirements on an as-needed basis. Cash totaling $17.9 million was used by operating activities during the first six months of fiscal 2008 compared to $35.5 million for the similar period one year ago. In the current period, the loss from continuing operations, adjusted for non-cash items, but excluding the effects of changes in assets and liabilities, generated $9.8 million of operating cash. Changes in assets and liabilities during this period used $27.7 million of cash, primarily due to an increase in chassis inventories and reduced liabilities for payables, employee benefits and warranty. Inventory levels are reasonable and were up $8.7 million during the fiscal year to date, primarily due to carrying more motor home chassis. In the prior year, cash used by operations resulted from losses from continuing operations adjusted for higher inventory levels, lower receivables and liabilities and the gain from the redemption of convertible trust preferred securities.

Investing activities related to capital expenditures were $3.8 million during the first six months compared to $4.5 million in the same period last year. Additionally, proceeds primarily from the sale of idle facilities generated $12.6 million year to date, compared to $9.2 million last year.

Borrowings under our secured syndicated credit facility, led by Bank of America, N.A., as administrative agent, including the term loan, increased by $5.0 million during the first six months of the fiscal year. These borrowings are discussed in more detail below. We purchased and cancelled one million shares or 24.8% of our previously outstanding 6% convertible trust preferred securities in July 2006. The transaction price of $31 per share represented a discount of approximately 39% from the par value of $50 per share, taking into account accrued and unpaid interest. In connection with the transaction long-term debt was reduced by $50 million and we recorded a pre-tax gain of approximately $18.5 million in other income.

As a result of the above-mentioned changes, cash and marketable investments declined $4.1 million from $76.3 million as of April 29, 2007 to $72.2 million as of October 28, 2007.

5% Convertible Senior Subordinated Debentures:

In December 2003, we issued $100 million of aggregate principal amount of 5% convertible senior subordinated debentures due in 2023. The debentures are convertible, under certain circumstances, into Fleetwood’s common stock at an initial conversion rate of 85.034 shares per $1,000 principal amount of debentures, equivalent to an initial conversion price of $11.76 per share of common stock.

The holders of the debentures have the ability to require us to repurchase the debentures as soon as December 15, 2008, in whole or in part, at 100% of the face amount of the debentures plus accrued and unpaid interest. We may, at our option, elect to pay the repurchase price in common stock, cash or a combination thereof. Additionally, at our option, we have the ability to redeem the debentures on the same terms.

Various alternatives exist with respect to the potential December 2008 repurchase date, including conversion into common stock in the event that our stock price exceeds the initial conversion price of $11.76. Should the holders be in a position to exercise their put option and require Fleetwood to repurchase some or all of the debentures, we would anticipate using a combination of existing cash, cash from future operations and cash from the sale of idle real estate properties, and if necessary, the proceeds of a capital market transaction to repurchase some or all of the debentures. Our general intention would be to minimize the dilution to existing shareholders, as well as ensuring that we have adequate capital to manage and invest in our businesses.

Credit Agreements:

In January 2007, the agreement governing our credit facility with a syndicate of lenders led by Bank of America was renewed and extended until July 31, 2010. We originally entered into the agreement in July 2001, and it was amended on several occasions prior to the most recent renewal. The new amended and restated agreement incorporated prior amendments and made additional changes, but continues to provide for a revolving credit facility, including a real estate sub-facility to the revolver and a term loan.

Gross loan commitments for the three components of the facility are $182 million from May through November, with a seasonal uplift to $207 million from December through April. The commitments to the term loan and real estate sub-facility have been reduced through quarterly amortization to net values of $19.6 million and $13.9 million, respectively, at the end of the current fiscal quarter. Such commitments now include increases of $3.9 million and $3.7 million, respectively, with the completion of the updated real estate appraisals in June 2007. In addition, when appraisals were updated and the term loan was increased, the maturity date of the term loan was extended from July 31, 2007 to July 31, 2010. On the first day of each fiscal quarter beginning January 29, 2007, we are required to repay $786,000 in principal on the term loan and the ability to borrow under the real estate sub-facility is reduced by $375,000.

The facility includes restrictions regarding additional indebtedness, business operations, liens, guaranties, transfers and sales of assets, and transactions with subsidiaries or affiliates. The facility also contains customary events of default that would permit the lenders to accelerate repayment of borrowings under the amended facility if not cured within applicable grace periods, including the failure to make timely payments under the amended facility or other material indebtedness and the failure to meet certain covenants.

Under the amended facility, real estate with an approximate appraised value of $77.5 million is pledged as security, which included excess collateral of $20 million. In May 2007, the credit facility was further amended to reset the financial performance covenant at levels that more closely approximate our expectations of future operating results. As part of the amendment, we agreed to restore $5 million in real estate collateral to the excess collateral pool for the benefit of the syndicate, increasing the total of such excess collateral to $25 million.

The aggregate short-term balance outstanding on the revolver and term loan was $8.0 million as of October 28, 2007 and $18.7 million as of October 29, 2006. An additional $16.5 million of the term loan was included in long-term borrowings as of October 28, 2007. The revolving credit line and term loan bear interest, at our option, at variable rates based on either Bank of America’s prime rate or one, two or three-month LIBOR.

As of October 28, 2007, the net loan commitments for the credit facility stood at $178.5 million, comprised of $158.9 million for the revolver and $19.6 million for the term loan. Our borrowing capacity, however, is governed by the amount of a borrowing base, consisting primarily of inventories and accounts receivable that fluctuate significantly. The borrowing base is revised weekly for changes in receivables and monthly for changes in inventory balances. At October 28, 2007, the borrowing base totaled $163.5 million. After consideration of outstanding borrowings and standby letters of credit of $66.9 million, unused borrowing capacity (availability) was approximately $72.1 million.

Borrowings are secured by receivables, inventory and certain other assets, primarily real estate, and are used for working capital and general corporate purposes. Under the senior credit agreement, Fleetwood Enterprises, Inc. is a guarantor of the borrowings and letters of credit of its wholly owned subsidiary, Fleetwood Holdings, Inc. We are subject to a springing covenant that requires minimum levels of earnings before interest, taxes, depreciation, and amortization, but only if our average daily liquidity, defined as cash, cash equivalents, and unused borrowing capacity, falls below a prescribed minimum level of $50 million. In addition, the current agreement requires testing of the covenant if liquidity falls below $25 million on any single day or average daily availability is below $20 million in any particular month. During the six months-ended October 28, 2007, available liquidity ranged from $85.7 million to $163.7 million, well above the minimum level.

Dividends and Distributions:

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

Stock-Based Incentive Compensation Plans

In September 2007, the shareholders approved the Fleetwood Enterprises, Inc. 2007 Stock Incentive Plan (“2007 Plan”). Under the 2007 Plan, Fleetwood is authorized to grant up to 5,000,000 shares plus any shares that were authorized for issuance under the prior plans, but not issued. As of the date of shareholder approval, there were 5,882,006 shares issuable under the 2007 Plan. The number of shares issuable under the 2007 Plan may increase in the future as shares become available under the prior plans. On September 13, 2007, non-employee directors were granted 52,190 restricted stock awards under this 2007 Plan. Previously, the directors were granted stock options under the 1992 Non-Employee Director Stock Option Plan.

As of October 28, 2007, there was a total of $4.0 million of unrecognized compensation cost related to nonvested stock options granted under Fleetwood’s stock-based incentive compensation plans that will be recognized over the remaining weighted average vesting period of 1.9 years.

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

For variable rate debt, changes in interest rates generally do not influence fair market value, but do affect future earnings and cash flows. Based upon the amount of variable rate debt outstanding at the end of the quarter, and holding the variable rate debt balance constant, an immediate change of one percentage point in the applicable interest rate would have caused an increase or decrease in interest expense of approximately $224,844 on an annual basis. For fixed-rate debt, changes in interest rates generally affect the fair market value, but not earnings or cash flows. Changes in fair market values as a result of interest rate changes are not currently expected to be material.

We do not believe that future market equity or interest rate risks related to our marketable investments or debt obligations will have a material impact on our results.

Item 4. Controls and Procedures.

Based on our management’s evaluation, with the participation of our chief executive officer and chief financial officer, as of October 28, 2007, the end of the period covered by this report, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting identified in the evaluation that occurred during our fiscal quarter ended October 28, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In May 2003, Fleetwood filed a complaint in state court in Kansas, in the 18th Judicial District, District Court, Sedgwick County, Civil Department, against The Coleman Company, Inc. (Coleman) in connection with a dispute over the use of the “Coleman” brand name. In the lawsuit, Fleetwood sought declaratory and injunctive relief. On June 6, 2003, Coleman filed an answer and counterclaimed against Fleetwood alleging various counts, including breach of contract and trademark infringement. On November 17, 2004, after a hearing, the court granted Fleetwood’s request for a permanent injunction against Coleman prohibiting Coleman from licensing the Coleman name for recreational vehicles to companies other than Fleetwood. Coleman appealed that ruling. On December 16, 2004, at the conclusion of the trial, the jury awarded $5.2 million to Coleman for its counterclaim against Fleetwood. On January 21, 2005, the court granted Coleman’s request for treble damages, making the total amount of the award approximately $14.6 million. Fleetwood reflected a charge to record this award in the results for the third fiscal quarter of 2005. Payment has been stayed pending Fleetwood’s appeal. Pending the appeal, Fleetwood was required to post a letter of credit for $18 million, representing the full amount of the judgment plus an allowance for attorneys’ fees and interest.

Oral argument on both parties’ respective appeals was heard before the Kansas Court of Appeals on April 10, 2007. On Coleman’s appeal of the preliminary injunction, on May 25, 2007 the court upheld Fleetwood’s position on most of the issues but remanded the case back to the trial judge for a rehearing on one issue. The matter has been scheduled for argument in February 2008. In regard to Fleetwood’s appeal of the award of monetary damages, on June 29, 2007 the court upheld the trial court verdict, and Fleetwood appealed to the Kansas Supreme Court. On November 7, 2007 the Supreme Court granted Fleetwood’s petition for review, but a date has not yet been set for argument.

On October 30, 2007 Coleman filed a new claim in the United States District Court in Kansas alleging ongoing trademark infringement by Fleetwood Folding Trailers, Inc. in connection with references it has allegedly made to the Coleman name. Coleman demands unspecified damages. Fleetwood strongly disputes these further allegations and will vigorously contest this new matter.

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

Fleetwood had been painting motor homes at its Riverside, California, plant since July 2004, pursuant to experimental variances granted by the California Division of Occupational Safety and Health (the Division), which is the enforcement and consultation agency for the California Occupational Safety and Health program (Cal/OSHA). Although Fleetwood believes it is providing safety and health protection to employees that goes beyond the protection required by Cal/OSHA, a variance from a Cal/OSHA standard is required wherever an employer is recirculating air in paint spray booths. Fleetwood applied to the California Occupational Safety and Health Appeals Board (the Board) for a permanent variance and after several hearings on that application, a permanent variance was granted by the Board on October 18, 2007, subject to numerous conditions. On November 27, 2007, Fleetwood filed a petition to modify one of the conditions, and the Division filed a petition to have the variance revoked. Meanwhile, Fleetwood and the Division have been holding discussions with a view to exploring a possible stipulated resolution of the issue. If the permanent variance were to be revoked, then Fleetwood would be unable to use the spray booths as currently deployed unless a court intervened to grant Fleetwood relief.

Fleetwood has been named in several complaints, some of which are putative class actions, filed against manufacturers of travel trailers and manufactured homes supplied to the Federal Emergency Management Agency (FEMA) to be used for emergency living accommodations in the wake of Hurricane Katrina. The complaints generally allege injury due to the presence of formaldehyde in the units. Fleetwood strongly disputes the allegations in these complaints and intends to vigorously defend itself in all such matters.

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

Item 4. Submission of Matters to a Vote of Security Holders.

At Fleetwood’s Annual Meeting of Shareholders held on September 11, 2007, the following three directors were elected to three-year terms on Fleetwood’s Board of Directors: Paul D. Borghesani, Thomas B. Pitcher and Elden L. Smith. The following directors continued in office after the meeting, but were not elected at the meeting: Loren K. Carroll, Margaret S. Dano, James L. Doti, David S. Engelman, J. Michael Hagan, Douglas M. Lawson, John T. Montford, and Daniel D. Villanueva.

The shareholder votes on the elections were as follows (there were no abstentions or broker non-votes):

	For	Withheld

Paul D. Borghesani	55,057,221	574,224
Elden L. Smith	55,065,988	565,457
Thomas B. Pitcher	55,061,415	570,030

The shareholders also approved the 2007 Stock Incentive Plan. The shareholder vote on the proposal was as follows:

For:	39,655,418
Against:	5,187,111
Abstain:	73,623
Non-votes:	10,715,293

In addition, the shareholders ratified the appointment of Ernst & Young, LLP as the Company’s independent registered accounting firm. The shareholder vote on the proposal was as follows (there were no broker non-votes):

For:	55,396,154
Against:	170,394
Abstain:	64,897

Item 6. Exhibits.

No.	Description

3.1	Amendments to the Company’s Bylaws. [Incorporated by reference to Exhibit 3.1 in our Current Report on Form 8-K dated September 11, 2007]

10.1	Fleetwood Enterprises, Inc. 2007 Stock Incentive Plan effective September 11, 2007. [Incorporated by reference to Exhibit 10.1 in our Current Report on Form 8-K dated September 11, 2007]

10.2	Fleetwood Enterprises, Inc. form of Restricted Stock Award Agreement dated September 13, 2007. [Incorporated by reference to Exhibit 10.2 in our Current Report on Form 8-K dated September 11, 2007]

10.3

Second Amendment to Third Amended and Restated Credit Agreement dated as of September 19, 2007, by and among Fleetwood Enterprises, Inc., Fleetwood Holdings Inc. and its subsidiaries listed on the signature pages thereof, the banks and other financial institutions signatory thereto that are parties as Lenders (the “Lenders”), and Bank of America, N.A., as administrative agent for the Lenders. [Incorporated by reference to Exhibit 10.1 in our Current Report on Form 8-K dated September 19, 2007]

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

December 6, 2007