Form 10-Q
period 2008-01-27
FLEETWOOD ENTERPRISES INC/DE/
filed 2008-03-06
CIK 314132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 27, 2008

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

Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 29, 2008
Common stock, $1 par value	64,256,522 shares

PART I FINANCIAL INFORMATION

Unless otherwise indicated, “we,” “us,” “our,” “Fleetwood,” the “Company” and similar terms refer to Fleetwood Enterprises, Inc. and its subsidiaries. Throughout this report, we use the term “fiscal,” as it applies to a year, to represent the fiscal year ending on the last Sunday in April of that year.

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

•       the effect of ongoing weakness in both the manufactured housing and recreational vehicle markets;

•       the effect of a decline in home equity values, volatile fuel prices and interest rates, global tensions, employment trends, stock market performance, availability of financing generally, and other factors that can have a negative impact on consumer confidence, which in turn may reduce demand for our products, particularly recreational vehicles;

•       the availability and cost of wholesale and retail financing for both manufactured housing and recreational vehicles;

•       our ability to comply with financial tests and covenants on existing debt obligations;

•       our ability to obtain, on reasonable terms if at all, the financing we will need in the future to execute our business strategies and to meet the repayment terms of our outstanding convertible debt instruments, including the $100 million 5% convertible senior subordinated debentures, which the Company may have to repurchase in December 2008;

•       potential dilution associated with future equity financings we may undertake to raise additional capital;

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

Item 1.  Financial Statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Fleetwood Enterprises, Inc.

We have reviewed the condensed consolidated balance sheet of Fleetwood Enterprises, Inc. as of January 27, 2008, the related condensed consolidated statements of operations for the thirteen-week periods ended January 27, 2008 and January 28, 2007, the related condensed consolidated statements of operations and condensed consolidated statements of cash flows for the thirty-nine-week periods ended January 27, 2008 and January 28, 2007, and the condensed consolidated statement of changes in the shareholders’ equity for the thirty-nine-week period ended January 27, 2008.  These financial statements are the responsibility of the Company’s management.

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

/s/ Ernst & Young LLP

Orange County, California

March 3, 2008

FLEETWOOD ENTERPRISES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	January 27, 2008	January 28, 2007	January 27, 2008	January 28, 2007
Net sales:
RV Group	$254,156	$323,976	$946,789	$1,059,793
Housing Group	96,467	108,687	390,371	401,332
Supply Group	4,875	10,509	18,715	38,391
	355,498	443,172	1,355,875	1,499,516

Cost of products sold	306,423	384,597	1,145,934	1,294,172
Gross profit	49,075	58,575	209,941	205,344

Operating expenses	65,676	79,439	217,574	250,858
Other operating (income) expense, net	(5,427)	4,063	(6,881)	2,873
	60,249	83,502	210,693	253,731

Operating loss	(11,174)	(24,927)	(752)	(48,387)
Other income (expense):
Investment income	1,187	1,269	3,726	4,701
Interest expense	(6,161)	(5,942)	(18,346)	(18,773)
Other, net	—	—	—	18,530
	(4,974)	(4,673)	(14,620)	4,458

Loss from continuing operations before income taxes	(16,148)	(29,600)	(15,372)	(43,929)
Provision for income taxes	(122)	(70)	(4,023)	(4,841)
Loss from continuing operations	(16,270)	(29,670)	(19,395)	(48,770)

Loss from discontinued operations, net	(87)	(235)	(521)	(1,973)

Net loss	$(16,357)	$(29,905)	$(19,916)	$(50,743)

Basic and diluted loss per common share:
Loss from continuing operations	$(.25)	$(.46)	$(.30)	$(.76)
Loss from discontinued operations	—	(.01)	(.01)	(.03)
Net loss per common share	$(.25)	$(.47)	$(.31)	$(.79)

Weighted average common shares	64,255	63,937	64,219	63,933

See accompanying notes to condensed consolidated financial statements.

FLEETWOOD ENTERPRISES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	Jan. 27, 2008	April 29, 2007
	(Unaudited)
Assets
Cash	$20,089	$52,128
Marketable investments	24,990	24,161
Receivables	118,717	123,535
Inventories	183,236	174,910
Deferred taxes, net	9,160	7,847
Other current assets	9,051	11,256

Total current assets	365,243	393,837

Property, plant and equipment, net	160,338	192,229
Deferred taxes, net	42,362	46,488
Cash value of company-owned life insurance, net	15,227	22,956
Goodwill	6,316	6,316
Other assets	39,378	41,345

Total assets	$628,864	$703,171

Liabilities and Shareholders’ Equity
Accounts payable	$35,552	$52,226
Employee compensation and benefits	35,601	50,766
Federal and state income taxes	3,874	2,961
Product warranty reserves	38,723	45,926
Insurance reserves	20,326	18,629
Accrued interest	4,768	7,526
Other short-term borrowings	8,362	7,314
5% convertible senior subordinated debentures	100,000	—
Other current liabilities	61,885	69,970

Total current liabilities	309,091	255,318

Deferred compensation and retirement benefits	21,646	28,237
Product warranty reserves	20,410	23,253
Insurance reserves	36,314	34,560
5% convertible senior subordinated debentures	—	100,000
6% convertible subordinated debentures	160,142	160,142
Other long-term debt	17,482	17,508

Total liabilities	565,085	619,018

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $1 par value, authorized 10,000,000 shares, none outstanding	—	—
Common stock, $1 par value, authorized 150,000,000 shares, outstanding 64,257,000 at January 27, 2008, and 64,111,000 at April 29, 2007	64,257	64,111
Additional paid-in capital	496,533	493,174
Accumulated deficit	(495,110)	(475,194)
Accumulated other comprehensive income (loss)	(1,901)	2,062
Total shareholders’ equity	63,779	84,153
Total liabilities and shareholders’ equity	$628,864	$703,171

See accompanying notes to condensed consolidated financial statements.

FLEETWOOD ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	39 Weeks Ended
	Jan. 27, 2008	Jan. 28, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from continuing operations	$(19,395)	$(48,770)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation expense	14,674	17,288
Amortization of financing costs	1,121	2,152
Stock-based compensation expense	2,633	2,462
Gain on sale of property, plant and equipment	(8,381)	(3,770)
Foreign currency translation gain	(4,066)	—
Asset impairment	3,875	2,800
Gain on redemption of convertible trust preferred securities	—	(18,530)
Gain on investment securities transactions	(2)	(32)
Deferred taxes	2,813	3,585
Changes in assets and liabilities:
Receivables	4,818	15,362
Inventories	(8,326)	(20,411)
Cash value of company-owned life insurance	5,167	6,825
Other assets	3,011	930
Accounts payable	(16,674)	(12,005)
Accrued interest	(196)	(508)
Employee compensation and benefits	(21,756)	(18,750)
Federal and state income taxes payable	913	(902)
Product warranty reserve	(10,046)	57
Other liabilities	(4,634)	(4,852)
Net cash used in operating activities	(54,451)	(77,069)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available-for-sale	(9,708)	(17,677)
Proceeds from sale of investment securities available-for-sale	8,763	16,890
Purchases of property, plant and equipment	(5,256)	(6,168)
Proceeds from sale of property, plant and equipment	26,979	9,249
Net cash provided by investing activities	20,778	2,294

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term borrowings	1,048	12,309
Long-term debt	(26)	(19,319)
Redemption of convertible subordinated debentures	—	(30,385)
Proceeds from exercise of stock options	872	829

Net cash provided by (used in) financing activities	1,894	(36,566)

CASH FLOWS FROM DISCONTINUED OPERATIONS
Net cash used in operating activities	(521)	(1,732)
Net cash used in discontinued operations	(521)	(1,732)

Foreign currency translation adjustment	261	(346)

Net change in cash	(32,039)	(113,419)
Cash at beginning of period	52,128	123,141

Cash at end of period	$20,089	$9,722

See accompanying notes to condensed consolidated financial statements.

FLEETWOOD ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES
IN SHAREHOLDERS’ EQUITY
(Amounts in thousands)

(Unaudited)

					Accumulated
	Common Stock		Additional		Other	Total
	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Income	Shareholders’ Equity

Balance April 29, 2007	64,111	$64,111	$493,174	$(475,194)	$2,062	$84,153

Comprehensive loss:

Net loss	—	—	—	(19,916)	—	(19,916)

Other comprehensive income (loss):

Foreign currency translation	—	—	—	—	(3,805)	(3,805)

Investment securities	—	—	—	—	(158)	(158)

Comprehensive loss						(23,879)

Stock options exercised	146	146	726	—	—	872

Share-based compensation expense	—	—	2,633	—	—	2,633

Balance January 27, 2008	64,257	$64,257	$496,533	$(495,110)	$(1,901)	$63,779

See accompanying notes to condensed consolidated financial statements.

FLEETWOOD ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 27, 2008
(Unaudited)

1)                                    Basis of Presentation

Fleetwood Enterprises, Inc., together with its subsidiaries, (“Fleetwood” or “the Company”) is a manufacturer of recreational vehicles and factory-built housing. In addition, Fleetwood operates three supply companies that manufacture or provide components for the recreational vehicle business, housing operations, and third-party customers.

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

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure and reported amounts of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made in preparing these financial statements include accrued warranty costs, depreciable lives, insurance reserves, accrued postretirement healthcare benefits, accrued pension benefits, legal reserves, the deferred tax asset valuation allowance, and the assumptions used to determine the expense recorded for share-based payments.

In the opinion of the Company’s management, the accompanying consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position at January 27, 2008, and the results of operations for the 13- and 39-week periods ended January 27, 2008 and January 28, 2007. The condensed consolidated financial statements do not include certain footnotes and financial information normally presented annually under U.S. generally accepted accounting principles and, therefore, should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended April 29, 2007. The Company’s businesses are seasonal and its results of operations for the 13- and 39-week periods ended January 27, 2008 and January 28, 2007, are not necessarily indicative of results to be expected for the full year.

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

Life Insurance Policies

In March 2006, the FASB issued FASB Staff Position (FSP) No. FASB Technical Bulletin (FTB) 85-4-1, “Accounting for Life Settlement Contracts by Third Party Investors.” FSP FTB 85-4-1 provides for a contract-by-contract irrevocable election to account for life settlement contracts on either a fair value basis, with changes in fair value recognized in the condensed consolidated statements of operations, or through use of the investment method. Under the investment method, the initial investment and continuing costs are capitalized; however, no income is recognized until the death of the insured party. The guidance of FSP FTB 85-4-1 will be effective for fiscal years beginning after June 15, 2006. Fleetwood adopted FSP FTB 85-4-1 as of the beginning of fiscal 2008, and its adoption did not have a material impact on Fleetwood’s results of operations or financial position.

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

Fair Value Option

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115,” which permits an entity to measure many financial assets and financial liabilities at fair value that are not currently required to be measured at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS No. 159 amends previous guidance to extend the use of the fair value option to available-for-sale and held-to-maturity securities. The statement also establishes presentation and disclosure requirements to help financial statement users understand the effect of the election. This statement is effective for fiscal years beginning after November 15, 2007. Fleetwood is currently evaluating the impact of the adoption of SFAS No. 159.

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

2)                                    Supplemental Financial Information

Earnings Per Share:

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Stock options, restricted stock units, and convertible securities were determined to be anti-dilutive for all periods presented. The table below shows the components for the calculation of both basic and diluted loss per share for the three- and nine-month periods ended January 27, 2008 and January 28, 2007 (amounts in thousands):

	13 Weeks Ended		39 Weeks Ended
	Jan. 27, 2008	Jan. 28, 2007	Jan. 27, 2008	Jan. 28, 2007

Basic and diluted —

Loss from continuing operations	$(16,270)	$(29,670)	$(19,395)	$(48,770)
Loss from discontinued operations	(87)	(235)	(521)	(1,973)

Net loss	$(16,357)	$(29,905)	$(19,916)	$(50,743)
Weighted average shares outstanding used for basic and diluted loss per share	64,255	63,937	64,219	63,933

Anti-dilutive securities outstanding for the three- and nine-month periods ended January 27, 2008 and January 28, 2007 are as follows (amounts in thousands):

	13 Weeks Ended		39 Weeks Ended
	Jan. 27, 2008	Jan. 28, 2007	Jan. 27, 2008	Jan. 28, 2007

Options	4,373	4,335	4,373	4,335
Restricted stock and restricted stock units	242	219	242	219
6% convertible subordinated debentures	3,104	3,104	3,104	3,104
5% convertible senior subordinated debentures	8,503	8,503	8,503	8,503

Common stock reserved for future issuance at January 27, 2008 was 16,222 shares.

Stock-Based Incentive Compensation:

In the 39 weeks ended January 27, 2008, the Company granted 389,200 stock options to officers and key employees and 52,190 restricted stock awards to non-employee directors. Total stock-based compensation expense included in the statements of operations for the quarters ended January 27, 2008 and January 28, 2007 was $750,000 and $800,000, respectively. Year-to-date stock-based compensation expense was $2.6 million and $2.5 million for the current and prior year, respectively.

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

The net periodic postretirement benefit cost was not significant for either of the quarters ended January 27, 2008 or January 28, 2007. The total amount of employer’s contributions expected to be paid during the current fiscal year is $492,000.

Defined Benefit Pension Plan:

Fleetwood sponsors a defined benefit pension plan assumed in connection with the acquisition of Fleetwood Folding Trailers, Inc. The plan provides benefits based primarily on participants’ salary and length of service. The cost of providing the pension benefits is actuarially determined and accrued over the service period of the active employee group.

The net periodic pension plan cost was not significant for either of the quarters ended January 27, 2008 and January 28, 2007. The total amount of employer’s contributions expected to be paid during the current fiscal year is $670,000.

Inventory Valuation:

Inventories are valued at the lower of cost (first-in, first-out) or market. Work in process and finished goods costs include materials, labor, and manufacturing overhead. Inventories consist of the following (amounts in thousands):

	Jan. 27, 2008	April 29, 2007
Manufacturing inventory
Raw materials	$102,566	$102,777
Work in process	39,528	40,017
Finished goods	41,142	32,116

	$183,236	$174,910

Property, Plant and Equipment, Net

Property, plant and equipment is stated at cost, net of accumulated depreciation, and consists of the following (amounts in thousands):

	Jan. 27, 2008	April 29, 2007

Land	$14,965	$17,307
Buildings and improvements	262,218	304,761
Machinery and equipment	155,820	162,135
	433,003	484,203
Less accumulated depreciation	(272,665)	(291,974)

	$160,338	$192,229

Included in the above table as of January 27, 2008, were four idle plants that met the held-for-sale criteria under the applicable accounting guidance. As such, those facilities were recorded at the lower of their carrying value or their estimated fair value, less expected costs to sell. In aggregate, the four facilities’ carrying costs included in the amounts above were $1.5 million of land and land improvements and $4.2 million of buildings and building improvements. Of the four facilities that were classified as held for sale, two were manufactured housing plants, one was an RV plant and one was a supply plant. All of these facilities are expected to be sold to third parties within the next year.

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

Changes in the Company’s product warranty liability are as follows (amounts in thousands):

	39 Weeks Ended
	Jan. 27, 2008	Jan. 28, 2007
Balance, beginning of period	$69,179	$67,123
Warranties issued and changes in the estimated liability during the period	39,208	55,859
Settlements made during the period	(49,254)	(55,802)

Balance, end of period	$59,133	$67,180

Comprehensive Loss:

Comprehensive loss includes all revenues, expenses, gains, and losses that affect the capital of the Company aside from issuing or retiring shares of stock. Net loss is one component of comprehensive loss. Based on the Company’s current activities, the only other components of comprehensive loss are changes in the unrealized gains or losses on marketable securities and unrealized actuarial gains and losses relating to defined benefit plans.

The difference between net loss and total comprehensive loss is shown below (amounts in thousands):

	13 Weeks Ended		39 Weeks Ended
	Jan. 27, 2008	Jan. 28, 2007	Jan. 27, 2008	Jan. 28, 2007

Net loss	$(16,357)	$(29,905)	$(19,916)	$(50,743)
Foreign currency translation gain (loss)	(4,383)	(768)	(3,805)	(346)
Unrealized gain (loss) on investments	(112)	264	(158)	407

Comprehensive loss	$(20,852)	$(30,409)	$(23,879)	$(50,682)

During the three-month period ended January 27, 2008, the Company successfully completed an asset sale of its former Canadian subsidiary. The sale included the idle facilities, manufacturing equipment, raw materials, and certain intellectual property. The asset sale was deemed to be a substantial liquidation as defined in SFAS No. 52, “Foreign Currency Translation.” Therefore, the accumulated translation gain related to the Canadian subsidiary of $4.1 million was recorded as a component of the gain on sale and included in other operating (income) expense in the condensed consolidated statements of operations.

3)           Segment Information

Information with respect to operating segments is shown below (amounts in thousands):

	13 Weeks Ended		39 Weeks Ended
	Jan. 27, 2008	Jan. 28, 2007	Jan. 27, 2008	Jan. 28, 2007

REVENUES:

RV Group	$254,156	$323,976	$946,789	$1,059,793
Housing Group	96,467	108,687	390,371	401,332
Supply Group	4,875	10,509	18,715	38,391

	$355,498	$443,172	$1,355,875	$1,499,516
OPERATING INCOME (LOSS):

RV Group	$(4,231)	$(15,823)	$(1,283)	$(43,974)
Housing Group	(2,588)	(7,770)	7,126	(4,319)
Supply Group	(1,943)	(727)	(923)	1,392
Corporate and other	(2,412)	(607)	(5,672)	(1,486)

	$(11,174)	$(24,927)	$(752)	$(48,387)

In addition to the third-party revenues shown above, the Supply Group also generated the following intercompany revenues with the RV and Housing Groups (amounts in thousands):

	13 Weeks Ended Jan. 27, 2008	13 Weeks Ended Jan. 28, 2007	39 Weeks Ended Jan. 27, 2008	39 Weeks Ended Jan. 28, 2007

Supply intercompany revenues	$16,914	$23,544	$68,275	$88,067

4)                                    Other Operating (Income) Expense, net

Other operating (income) expense, net, for the quarter ended January 27, 2008 consisted of $6.0 million in net gains from the sale of three idle Housing facilities, three idle RV facilities and the recognition of the accumulated foreign currency translation gains upon the substantial liquidation of the Company’s Canadian travel trailer operation, in accordance with SFAS No. 52, “Foreign Currency Translation.” The gains were partially offset by $600,000 in restructuring costs primarily related to corporate staff reductions in the travel trailer division. The prior year amount consisted of $2.8 million of impairment charges related to an idle facility and $1.3 million of severance costs.

Year-to-date other operating (income) expense, net, included approximately $12.4 million of gains from the sale of idle facilities and the recognition of the accumulated foreign currency translation gain associated with the sale of the Company’s Canadian travel trailer operation, offset by $1.7 million of restructuring costs and $3.9 million of impairment charges. Prior year-to-date other operating (income) expense, net, included approximately $2.8 million of impairment charges on an idle facility and $3.9 million of restructuring costs, primarily severance, partially offset by $3.8 million of gains from the sale of idle facilities.

5)                                    Income Taxes

The third quarter tax provision relates primarily to state taxes. The prior year third quarter tax provision consisted of foreign tax refunds, partially offset by state taxes.

The year-to-date tax provision of $4.0 million was principally due to a $2.8 million non-cash adjustment to the carrying amount of the deferred tax asset as a result of the decision to market various properties for sale. This reduces unrealized gains that would be available to support the carrying value of the deferred tax asset. The remainder of the tax provision related to state tax liabilities. The prior year-to-date tax provision of $4.8 million was mainly attributable to a $3.6 million decrease in deferred tax assets. The utilization of the deferred tax assets occurred as a result of the realization of income through the repurchase of 1,000,000 shares of the Company’s 6% convertible trust preferred securities. Prior to the repurchase, the unrealized gains on the securities were identified as a source of future income to support deferred tax assets, principally gains to be realized from the potential repurchase of the securities. The provision also includes state tax liabilities in several states, with no offsetting tax benefits in others.

At January 27, 2008, the Company has identified unrealized sources of income, sufficient to support a deferred tax asset of $51.5 million, compared to $54.3 million at fiscal year-end.

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

The Company had a $4.4 million reserve for uncertain income tax positions as of January 27, 2008. Changes to the reserve upon adoption of FIN No. 48 and during the nine months ended January 27, 2008 were not material. The net amount of $4.4 million, if recognized, would favorably affect the Company’s effective tax rate. Included in the reserve was $1.0 million of interest and penalties related to uncertain tax positions. The Company’s policy is to recognize interest and penalties accrued on uncertain tax positions as part of income tax expense.

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

The total liability for unrecognized tax benefits may change within the next 12 months due to either settlement of audits or expiration of statutes of limitations. The Company estimates that it is reasonably possible that the liability for unrecognized tax benefits will decrease by approximately $1.7 million in the next 12 months as a result of normal statute expirations and anticipated settlements with taxing authorities. At January 27, 2008, the Company has concluded all U.S. federal income tax matters for years through April 27, 2003. All material state and foreign income tax matters have been concluded for years through April 28, 2002.

6)                                    Discontinued Operations

On March 30, 2005, Fleetwood announced plans to exit its manufactured housing retail and financial services businesses and completed the sale of the majority of the assets of these businesses by August 2005. The decision to exit these businesses was intended to stem losses sustained in the retail operations. The return to a traditional focus on manufacturing operations was part of Fleetwood’s stated goal of making the transition to sustained profitability. As of January 27, 2008 and April 29, 2007, the remaining assets and liabilities of the discontinued operations were not significant. Operating results of these businesses are classified as discontinued operations for all periods presented. Loss from discontinued operations, net, mostly consisted of ongoing operating losses associated with the wind-down of the businesses. Future losses are not expected to be material to the Company’s overall financial results or its financial position.

7)                                    Secured Credit Facility

In January 2007, the agreement governing the Company’s credit facility with a syndicate of lenders led by Bank of America, N.A., as administrative agent, was renewed and extended until July 31, 2010. The Company originally entered into the credit agreement in July 2001, and it has been amended on several occasions since. The new amended and restated agreement incorporated prior amendments and made additional changes, but continued to provide for a revolving credit facility, which includes a real estate sub-facility in addition to a term loan.

Gross loan commitments for all three components of the facility are $182 million from May through November, with a seasonal uplift to $207 million from December through April. The commitments to the term loan and real estate sub-facility have been reduced through quarterly amortization to net values of $18.9 million and $13.5 million, respectively, at the end of the current fiscal quarter. With the update of appraisals of underlying real estate collateral in June 2007, these commitments were increased by $3.9 million and $3.7 million, respectively, and the maturity date of the term loan was extended from July 31, 2007 to July 31, 2010. On the first day of each fiscal quarter, Fleetwood is required to repay $786,000 in principal on the term loan, and the ability to borrow under the real estate sub-facility is reduced by $375,000.

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

The aggregate short-term balance outstanding on the revolver and term loan was $6.1 million as of January 27, 2008 and $17.8 million as of January 28, 2007. An additional $15.7 million of the term loan was included in long-term borrowings as of January 27, 2008. The revolving credit line and term loan bear interest, at Fleetwood’s option, at variable rates based on either Bank of America’s prime rate or one, two or three-month LIBOR.

As of January 27, 2008, the net loan commitments for the credit facility stood at $202.4 million, comprising $183.5 million for the revolver and $18.9 million for the term loan. Fleetwood’s borrowing capacity, however, is governed by the amount of a borrowing base, consisting primarily of inventories and accounts receivable that fluctuate significantly. The borrowing base is revised weekly for changes in receivables and monthly for changes in inventory balances. At the end of the quarter, the borrowing base totaled $146.4 million. After consideration of outstanding borrowings and standby letters of credit of $77.1 million, unused borrowing capacity (availability) was approximately $47.4 million.

Borrowings are secured by receivables, inventory and certain other assets, primarily real estate, and are used for working capital and general corporate purposes. Under the senior credit agreement, Fleetwood Enterprises, Inc. is a guarantor of the borrowings and letters of credit of its wholly owned subsidiary, Fleetwood Holdings, Inc. Also, the Company is subject to a springing financial performance covenant, but only if either (a) average daily liquidity, defined as cash, cash equivalents, and unused borrowing capacity, falls below a prescribed minimum level of $50 million in any calendar month, (b) liquidity falls below $25 million on any single day or (c) average daily availability is below $20 million in any month. During the nine months ended January 27, 2008, average monthly liquidity ranged from $85.8 million to $129.1 million, and Fleetwood remained well above all of the minimum requirements.

In March 2008, the credit facility was further amended to establish a new springing financial performance covenant based on a fixed charge coverage ratio rather than earnings before interest, taxes, depreciation, and amortization, at levels that more closely approximate expectations of future operating results and pledges approximately $3 million of additional excess collateral. Under the amended facility, real estate with an approximate appraised value of $77 million is pledged as security, which includes excess collateral of $28 million.

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

Holders of the debentures have the ability to require Fleetwood to repurchase the debentures, in whole or in part, on December 15, 2008, December 15, 2013 and December 15, 2018. During the third quarter of fiscal 2008, the debentures were reclassified on the balance sheet from long-term to current liabilities. The repurchase price is 100% of the principal amount of the debentures plus accrued and unpaid interest. Fleetwood may, at its option, elect to pay the repurchase price in cash, its common stock valued at a 5% discount to its then current fair market value or a combination of cash and common stock. Fleetwood has the option to redeem the debentures after December 15, 2008, in whole or in part, for cash, at a price equal to 100% of the principal amount plus accrued and unpaid interest. Subsequent to the end of fiscal 2004, the debentures and the common stock potentially issuable upon conversion of the debentures were registered for resale under the Securities Act of 1933.

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

The Company purchased and cancelled 1,000,000 shares or 24.8% of its previously outstanding 6% convertible trust preferred securities in July 2006. The transaction price of $31 per share represented a discount of approximately 39% from the par value of $50 per share, taking into account accrued and unpaid interest. Long-term debt was reduced by $50 million and the Company recorded a pretax gain of approximately $18.5 million as other income in the first quarter of fiscal 2007.

10)                             Commitments and Contingencies

Repurchase Commitments:

Producers of recreational vehicles and manufactured housing customarily enter into repurchase agreements with lending institutions that provide wholesale floorplan financing to independent dealers. Fleetwood’s agreements generally provide that, in the event of a default by a dealer in its obligation to these credit sources, Fleetwood will repurchase vehicles or homes sold to the dealer that have not been resold to retail customers. With most repurchase agreements, the Company’s obligation ceases when the amount for which the Company is contingently liable to the lending institution has been outstanding for more than 12, 18 or 24 months, depending on the terms of the agreement. The contingent liability under these agreements approximates the outstanding principal balance owed by the dealer for units subject to the repurchase agreement, less any scheduled principal payments not collected by the lender. Although the maximum potential contingent repurchase liability approximated $135 million for inventory at manufactured housing dealers and $356 million for inventory at RV dealers as of January 27, 2008, the risk of loss is reduced by the potential resale value of any products that are subject to repurchase, and is spread over numerous dealers and financial institutions. The gross repurchase obligation will vary depending on the season and the level of dealer inventories. Typically, the fiscal third quarter repurchase obligation is greater than other periods due to higher RV dealer inventories. The RV repurchase obligation is significantly more than the manufactured housing obligation due to a higher average cost per motor home and more units in dealer inventories. Past losses under these agreements have not been significant and lender repurchase demands have been funded out of working capital. Through the first nine months of fiscal year 2008, the Company repurchased $1.7 million of product compared to $1.9 million for the same period in the prior year, with a repurchase loss of $0.2 million incurred this year compared to a repurchase loss of $0.6 million in the prior year.

Guarantees:

As part of the sale of the Company’s manufactured housing retail business, there are currently approximately 63 leased manufactured housing retail locations assigned to the buyers. Although the Company received indemnification from the assignees, if the assignees fail to make payments under the assigned leases, the Company estimates its current maximum potential obligation with respect to the assigned leases to be $9.2 million as of January 27, 2008. The Company will remain contingently liable for such lease obligations for the remaining lease terms, which range from one month to seven years.

Other:

As of January 27, 2008, the Company was a party to ten limited guarantees of obligations of certain retailers to floorplan lenders, aggregating to $3.7 million. The Company was also a party to two additional unsecured guarantees of other obligations totaling $3.8 million.

Fleetwood is also obligated under certain guarantees that relate to its credit arrangements. These are more fully discussed in Note 12 of the Company’s fiscal 2007 Annual Report on Form 10-K.

The fair value of the guarantees noted above is not material at January 27, 2008.

Legal Proceedings:

Fleetwood is regularly involved in legal proceedings in the ordinary course of business. For certain cases the Company is self-insured; for others, including products liability, insurance covers a portion of Fleetwood’s liability under some of this litigation. In the majority of cases, including products liability cases, Fleetwood prepares estimates based on historical experience, the professional judgment of legal counsel, and other assumptions it believes to be reasonable. As additional information becomes available, Fleetwood reassesses the potential liability related to pending litigation and revises the related estimates. Such revisions and any actual liability that greatly exceeds Fleetwood’s estimates could materially impact Fleetwood’s results of operations and financial position.

In May 2003, Fleetwood filed a complaint in state court in Kansas, in the 18th Judicial District, District Court, Sedgwick County, Civil Department, against The Coleman Company, Inc. (Coleman) in connection with a dispute over the use of the “Coleman” brand name. Coleman counterclaimed against Fleetwood alleging various counts, including breach of contract and trademark infringement. On November 17, 2004, the court granted a permanent injunction against Coleman prohibiting Coleman from licensing the Coleman name for recreational vehicles to companies other than Fleetwood. Coleman appealed that ruling. On December 16, 2004, the jury awarded $5.2 million to Coleman for its counterclaim against Fleetwood. On January 21, 2005, the court granted Coleman’s request for treble damages, making the total amount of the award approximately $14.6 million. Fleetwood reflected a charge to record this award in the results during fiscal 2005. Pending its appeal, Fleetwood was required to post a letter of credit for $18 million, representing the full amount of the judgment plus an allowance for attorneys’ fees and interest.

Oral argument on both parties’ respective appeals was heard before the Kansas Court of Appeals on April 10, 2007. On Coleman’s appeal of the preliminary injunction, the court upheld Fleetwood’s position on most of the issues but remanded the case back to the trial judge for a rehearing on one issue. A trial was held in February 2008 but the judge has postponed closing arguments until April 30, 2008. With regard to Fleetwood’s appeal of the award of monetary damages, the appeals court upheld the trial court verdict, and Fleetwood appealed to the Kansas Supreme Court, where oral argument is scheduled for March 24, 2008.

On October 30, 2007, Coleman filed a new claim in the United States District Court in Kansas alleging ongoing trademark infringement by Fleetwood Folding Trailers, Inc. in connection with references it has allegedly made to the Coleman name. Coleman demands unspecified damages. Fleetwood strongly disputes these further allegations and will vigorously contest this new matter.

Brodhead et al v. Fleetwood Enterprises, Inc. was filed in federal court in the Central District of California on June 22, 2005. The complaint is a putative class action for damages growing out of certain California statutory claims with respect to alleged defects in a specific type of plastic roof installed on folding trailers from 1995 through late 2002. The plaintiffs have further clarified and narrowed the class for which they are seeking certification, which now encompasses all original owners of folding trailers produced by Fleetwood Folding Trailers, Inc. with this type of roof, but not including original purchasers who received an aluminum roof replacement and did not pay for freight. The subject matter of the claim is similar to a putative class action previously filed in California state court in Griffin et al v. Fleetwood Enterprises, Inc. et al. The California trial court denied class action certification in the Griffin matter on April 28, 2005, and the California Court of Appeal upheld the denial in a decision issued on May 11, 2006. On March 26, 2007, the federal trial court granted a motion to dismiss the class action complaint in the Brodhead case, leaving pending only the individual claims of the four named plaintiffs. The plaintiffs sought reconsideration of the dismissal order, but the court denied that motion and dismissed the claims of the four individual plaintiffs on May 29, 2007. On June 27, 2007, the plaintiffs filed a Notice of Appeal of the federal court’s dismissal order to the Ninth Circuit Court of Appeals. If the Court of Appeals affirms the dismissal order and there is no further appeal, this matter would be concluded. Fleetwood will continue to vigorously defend the matter.

Fleetwood is now painting motor homes at its Riverside, California plant under a permanent variance. The Company had, since July 2004, been operating the paint facility pursuant to experimental variances granted by the California Division of Occupational Safety and Health (the Division), which is the enforcement and consultation agency for the California Occupational Safety and Health program (Cal/OSHA). Although Fleetwood believes it is providing safety and health protection to employees that goes beyond the protection required by Cal/OSHA, a variance from a Cal/OSHA standard is required wherever an employer is recirculating air in paint spray booths. Fleetwood applied to the California Occupational Safety and Health Appeals Board (the Board) for a permanent variance and after several hearings on that application, a permanent variance was granted by the Board on October 18, 2007, subject to numerous conditions. On November 27, 2007, Fleetwood filed a petition to modify one of the conditions, and the Division filed a petition to have the variance revoked. Meanwhile, Fleetwood and the Division have been holding productive discussions with a view to exploring a possible stipulated resolution of the issue. If the permanent variance were to be revoked, then Fleetwood would be unable to use the spray booths as currently deployed unless a court intervened to grant Fleetwood relief.

Fleetwood has been named in several complaints, some of which are putative class actions, filed against manufacturers of travel trailers and manufactured homes supplied to the Federal Emergency Management Agency (FEMA) to be used for emergency living accommodations in the wake of Hurricane Katrina. The complaints generally allege injury due to the presence of formaldehyde in the units. Fleetwood strongly disputes the allegations in these complaints, and intends to vigorously defend itself in all such matters.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are one of the nation’s leaders in the production of both recreational vehicles and factory-built housing. We also operate three supply companies that manufacture or provide components for the recreational vehicle businesses, housing operations, and third-party customers.

Our business began in 1950 as a California corporation producing travel trailers and quickly evolved to the production of what are now termed manufactured homes. We re-entered the recreational vehicle business with the acquisition of a travel trailer operation in 1964. The present company was reincorporated in Delaware in 1977. Our manufacturing activities are conducted in 14 states within the U.S., and in one facility in Mexico. We distribute our manufactured products primarily through a network of independent dealers throughout the U.S. and Canada.

Fleetwood formerly operated a manufactured housing retail business, Fleetwood Retail Corp. (FRC), and a financial services subsidiary, HomeOne Credit Corp. (HomeOne). These businesses were designated as discontinued operations in March 2005 and the majority of their assets were sold by August 2005.

Recreational Vehicles

The RV Group manufactures recreational vehicles and consists of the motor home, travel trailer and folding trailer divisions. In calendar 2007, we sold 31,316 recreational vehicles and had a 9.6% share of the overall recreational vehicle retail market, consisting of a 16.4% share of the motor home market, a 5.9% share of the travel trailer market and a 36.5% share of the folding trailer market.

The recreational vehicle markets are both cyclical and seasonal and are also highly competitive. Product demand is sensitive to changes in consumer confidence, which is influenced by levels of home equity, volatile fuel prices, changing interest rates, global tensions, employment trends, stock market performance and availability of financing, among other factors.

The motor home market has weakened over the last few years. The market was hit particularly hard toward the end of calendar 2007 due to the downturn related to the housing market, and that trend continued into calendar 2008. Overall industry production and dealer inventory levels are likely to moderate throughout at least the first calendar quarter of 2008 in response to these conditions. Our own market share has been stable and showed modest improvement in calendar 2007.

The travel trailer and folding trailer markets have also experienced weakness in recent months and dealers have reduced inventory levels and are looking to purge previous model-year units before making additional purchases. Recent difficult market conditions for travel trailers combined with a decline in our market share over the last several years caused us to rationalize our travel trailer plants and their respective products, with an emphasis on achieving better manufacturing efficiencies, improving quality and reducing the number of brands and floor plans produced at each factory location. As part of an overall downsizing program, we closed four travel trailer plants during or shortly after the fourth quarter of fiscal 2007 and we closed a fifth plant near the end of the first quarter of fiscal 2008, leaving us with five operating plants. These moves have impacted our sales and caused further declines in our market share. In addition to addressing capacity issues, we have placed increased emphasis on introducing new and improved products. We believe that product introductions in the last year, which offered additional features and improved value to the customer, will improve our competitiveness and gain momentum in the marketplace as dealers work down their inventories of prior model-year products.

Over the next several years, favorable demographics suggest that sustainable growth in the number of RV buyers will likely be realized as baby boomers reach the age brackets that historically have accounted for the bulk of retail RV sales. Additionally, in recent years, younger buyers have shown greater interest in the RV lifestyle. These conclusions received strong support from the University of Michigan 2005 national survey of recreational vehicle owners, as well as more recent consumer surveys and reports sponsored by the Recreation Vehicle Industry Association, including the spring 2008 updated forecast.

Housing

The Housing Group consists of our manufactured housing and modular divisions. The manufactured housing division designs and produces factory-built homes in accordance with federal HUD-Code regulations, while the newer and much smaller modular division produces factory-built homes in accordance with building codes adopted by states or local governments, often for the construction of conventional site-built homes. In calendar 2007, we shipped 12,844 manufactured homes, and were the second largest producer of HUD-Code homes in the U.S. in terms of units shipped to dealers, resulting in a 13.4% share of the manufactured housing wholesale market. In late fiscal 2007, we introduced our Trendsetter division to provide products for the modular housing market.

Improvements in engineering and design should position manufactured and modular homes as viable options in meeting the demand for affordable housing in new markets, such as suburban tracts and military sites, as well as in existing markets such as rural areas and manufactured housing communities and parks. The markets for affordable factory-built housing are very competitive as well as both cyclical and seasonal. The industry is most affected by the availability of financing, general economic conditions, and consumer confidence. The manufactured housing market has experienced a steep decline that began in 1999, hitting a 46-year low in shipments in 2007. During the 1990s, growth was fueled, in part, by liberal credit standards and by lenders eager to participate in a growing market. The majority of manufactured housing loans at the time were chattel financing, or personal property financing, secured only by the home and not by the underlying land on which the home was sited. The growth trend quickly reversed when borrower default and repossession rates soared, causing industry shipments to fall dramatically. The industry has since trended toward more “land and home” or conventional mortgage-type financing. Shipments have continued to decline, largely due to the scarcity of chattel financing nationwide; competition from attractive site-built mortgages that are now no longer available; and, more recently, turmoil in the conventional housing market combined with the overall economic outlook.

Interest rates for the financing of manufactured homes are generally higher and the terms of loans shorter than for site-built homes. In addition, some lenders have stopped extending loans to manufactured housing buyers. This has had the effect of making financing for manufactured homes more expensive and even more difficult to obtain than financing for site-built homes, which, until recently, had enjoyed a period of sustained low interest rates and liberal lending practices. Growing conservatism in site-built home financing may eventually redress the balance to the benefit of manufactured housing lending although, in the near term, an oversupply of new conventional homes or foreclosures will likely increase competition with our products.

Business Outlook

Recreational Vehicles

Industry conditions in calendar 2007 were adversely affected by concerns about interest rates, fuel prices, and diminished home equity values, as evidenced by soft market conditions. The outlook for the fourth quarter of the current fiscal year is for continued weakness in all markets, especially the motor home segment. This weakness was initially caused by turmoil in the mortgage industry that then spread to the broader financial markets and economy and now threatens a recession. Motor home retail sales for the industry were down 6.0% for calendar 2007, with most of the weakness in the higher-end Class A and mid- and luxury-priced Class C segments. Travel trailer retail sales for calendar year 2007 were up 2.1%; however, dealers have been reducing their inventories in the face of economic uncertainty, and industry wholesale shipments are down 10.5% for the same period. After briefly stabilizing in early calendar 2006, the market for folding trailers was also down in calendar 2007.

Our overall market position in motor homes showed slight improvement in calendar 2007 despite being impacted by lower industry demand in product segments that have traditionally been areas of relative strength for us. We expect to see additional growth from management’s responses to shifts in the market with our introductions of a fuel-efficient Class C model, entry-level Class A and C gas products, a more affordable luxury diesel unit, and improvements to several diesel brands.

Following our restructuring that concluded earlier in fiscal 2008, our retail and wholesale market shares for travel trailers declined in calendar 2007. Dealers continue to reduce older model-year units still in stock before replacing them with new 2008 products. We expect eventually to be competitive in markets on which we have placed emphasis since our recent adjustments to manufacturing capacity. We do expect improvements in wholesale shipping trends; however, we are also seeing reduced overall market share due to lower sales in one of our lower-margin, entry-level segments, which is no longer produced in the Eastern U.S. Manufacturing efficiencies have improved and are expected to further improve in the spring timeframe when wholesale shipments normally rebound. Despite this progress, it is apparent that further improvement over current levels of cost and efficiency of our manufacturing and service operations will be necessary in order to achieve profitability in this division.

We continue to hold the number one market share position in folding trailers although market share declined in calendar 2007. Our focus has been on improving the financial results of this operation by introducing new products and lowering manufacturing costs.

Housing

We expect longer-term demand for affordable housing to grow as a result of overall population growth; baby boomers reaching retirement age; the development of new products and markets such as modular housing; and the continued relative high cost of site-built homes, notwithstanding the recent pricing pressure in certain regions due to the retrenchment in the mortgage industry.

Many of the factors that have historically affected manufactured housing volumes have been in flux recently. Positive trends include a normalized level of manufactured home repossessions, improving performance of manufactured housing loan portfolios, tightening of credit for site-built homes, and higher rents and lower vacancies in apartments. On the other hand, the overall slowing of the housing market and an increase in conventional housing inventories will negatively impact manufactured housing conditions in the near term.

Manufactured housing industry shipments were down 18.4% in calendar 2007. Markets in California, Arizona and Florida, traditionally among our strongest, were the states most impacted by the sudden tightening in the conventional mortgage markets and are down sharply. More recently we have seen softness in other parts of the country, including the Southeast. The outlook in most areas continues to be uncertain, but overall we anticipate that manufactured housing industry conditions are unlikely to improve before late calendar 2008, and then only modestly if at all.

We continue to monitor our capacity given current market conditions and have been successful in reducing fixed costs and in some cases have consolidated management teams at adjacent plants. This has enabled us to maintain a presence in markets that we believe have potential that we would otherwise choose to abandon.

Development of our modular business has met with some success in the area of military contracts. Earlier in the fiscal year we completed a large contract to provide military housing and recently won a second-phase contract for over 700 sections and about $25 million in revenues. We are also continuing to pursue modular projects with builders and developers, especially in the Gulf Coast, where a substantial portion of any rebuilding efforts are likely to include modular products. Activity in the region has been slow to emerge and the longer sales cycle for these types of projects has significantly tempered our progress in this area.

Summary

Market conditions in all segments have weakened in recent months and, in the fourth quarter, revenues are expected to be down significantly from the prior year. Given our more streamlined cost structure, we expect fourth quarter operating expenses to be significantly reduced from the prior year and be at similar levels to the third quarter (before considering any positive impact from ongoing real estate dispositions or prior year restructuring costs). Overall, results will be heavily influenced by uncertain market conditions.

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

The following is a list of the accounting policies that we believe reflect our more significant judgments and estimates, and that could potentially result in materially different results under different assumptions and conditions. The effects of any such changes are reflected in the financial statements in the period in which the changes are made.

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

Deferred Taxes

Deferred tax assets and liabilities are determined based on temporary differences between income and expenses reported for financial reporting and tax reporting. We are required to record a valuation allowance to reduce our net deferred tax assets to the amount that we believe is more likely than not to be realized. In assessing the need for a valuation allowance, we historically had considered relevant positive and negative evidence, including scheduled reversals of deferred tax liabilities, prudent and feasible tax planning strategies, projected future taxable income, and recent financial performance. Since we have had cumulative losses in recent years, the accounting guidance suggests that we should not look to future earnings to support the realizability of the net deferred tax asset. Beginning in fiscal 2003, we concluded that a partial valuation allowance against our deferred tax asset was appropriate and have since made adjustments to the allowance as necessary, generally to give effect to changes in the amount of asset that can be supported by available tax planning strategies. During the first quarter of fiscal 2008, we recorded a net adjustment to the deferred tax asset of $2.8 million with a corresponding provision for income taxes. Following a decision to market various properties for sale, these assets are no longer available as part of our tax planning strategy to support the realizability of the deferred tax asset. The book value of the remaining net deferred tax asset continues to be supported by tax planning strategies, which, if executed, are expected to generate sufficient taxable income to realize the book value of the remaining asset. Although we continue to believe that the combination of relevant positive and negative factors will enable us to realize the full value of the deferred tax assets, it is possible that the extent and availability of tax planning strategies will change over time and impact this evaluation. If, after future assessments of the realizability of our deferred tax assets, we determine that further adjustment is required, we will record the provision or benefit in the period of such determination.

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

Repurchase Commitments

Producers of recreational vehicles and manufactured housing customarily enter into repurchase agreements with lending institutions that provide wholesale floorplan financing to independent dealers. Our agreements generally provide that, in the event of a default by a dealer in its obligation to these credit sources, we will repurchase product. With most repurchase agreements, our obligation ceases when the amount for which we are contingently liable to the lending institution has been outstanding for more than 12, 18 or 24 months, depending on the terms of the agreement. The contingent liability under these agreements approximates the outstanding principal balance owed by the dealer for units subject to the repurchase agreement less any scheduled principal payments not collected by the lender. Although the maximum potential contingent repurchase liability approximated $135 million for inventory at manufactured housing dealers and $356 million for inventory at RV dealers as of January 27, 2008, the risk of loss is reduced by the potential resale value of any products that are subject to repurchase, and is spread over numerous dealers and financial institutions. The gross repurchase obligation will vary depending on the season and the level of dealer inventories. Typically, the fiscal third quarter repurchase obligation will be greater than other periods due to higher RV dealer inventories. Past losses under these agreements have not been significant and lender repurchase demands have been funded out of working capital. A summary of recent repurchase activity is set forth below (dollars in millions):

	39 Weeks Ended		Fiscal Years
	Jan. 27, 2008	Jan. 28, 2007	2007	2006

Units	91	81	96	66

Repurchase amount	$1.7	$1.9	$2.4	$2.1

Loss recognized	$0.2	$0.6	$0.7	$0.4

Results of Operations

The following table sets forth certain data from our Statements of Operations expressed as a percentage of net sales for the periods indicated (certain amounts in this section may not recompute due to rounding):

	13 Weeks Ended		39 Weeks Ended
	Jan. 27, 2008	Jan. 28, 2007	Jan. 27, 2008	Jan. 28, 2007

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	86.2	86.8	84.5	86.3

Gross profit	13.8	13.2	15.5	13.7
Operating expenses	18.4	17.9	16.1	16.7
Other operating (income) expense, net	(1.5)	0.9	(0.5)	0.2

Operating loss	(3.1)	(5.6)	(0.1)	(3.2)
Other income (expense)
Investment income	0.3	0.3	0.3	0.3
Interest expense	(1.7)	(1.3)	(1.3)	(1.3)
Other, net		—		1.2
Loss from continuing operations before income taxes	(4.5)	(6.6)	(1.1)	(3.0)
Provision for income taxes	(0.1)	—	(0.3)	(0.3)

Loss from continuing operations	(4.6)	(6.6)	(1.4)	(3.3)
Loss from discontinued operations	—	(0.1)	(0.1)	(0.1)

Net loss	(4.6)%	(6.7)%	(1.5)%	(3.4)%

Current Quarter Compared to Corresponding Quarter of Last Year

Consolidated Results

The following table presents consolidated net sales and operating income (loss) by segment for the quarters ended January 27, 2008 and January 28, 2007 (amounts in thousands):

	13 Weeks Ended
		% of		% of	Change
	Jan. 27, 2008	Net Sales	Jan. 28, 2007	Net Sales	Amount	%
REVENUES:

RV Group	$254,156	71.5	$323,976	73.1	$(69,820)	(21.6)
Housing Group	96,467	27.1	108,687	24.5	(12,220)	(11.2)
Supply Group	4,875	1.4	10,509	2.4	(5,634)	(53.6)

Net sales	$355,498	100.0	$443,172	100.0	$(87,674)	(19.8)

OPERATING INCOME (LOSS):

RV Group	$(4,231)	(1.7)	$(15,823)	(4.9)	$11,592	73.3
Housing Group	(2,588)	(2.7)	(7,770)	(7.1)	5,182	66.7
Supply Group	(1,943)	(39.9)	(727)	(6.9)	(1,216)	(167.3)
Corporate and other	(2,412)	—	(607)	—	(1,805)	(297.4)

Operating loss	$(11,174)	(3.1)	$(24,927)	(5.6)	$13,753	55.2

Consolidated revenues declined 19.8% from the same quarter of the prior year, as all businesses, except folding trailers, experienced declines, mainly due to soft market conditions related to the economy.

Gross margin increased over the prior year mainly due to lower labor costs from improved labor efficiencies and reduced fringe benefits.

Operating expenses, which include selling, warranty and service, and general and administrative expenses, declined by $13.8 million compared to the prior year, but increased as a percentage of sales due to the lower sales and fixed nature of some of the expenses. Most of the decrease from the prior year was in warranty expense, but lower headcount associated with restructuring efforts also contributed to the reduction.

In the current quarter, other operating (income) expense, net, consisted mainly of $6.0 million in net gains from the sale of six properties, including the realization of $4.1 million of foreign currency translation gains related to the sale of the Canadian travel trailer operation. Partially offsetting the gains was $0.6 million of severance costs associated with a reorganization of the travel trailer division late in the third quarter. The prior year other operating (income) expense, net, included $2.8 million of impairment charges at a housing plant, and $1.3 million in severance costs.

Other income (expense) consisted of investment income and other income and interest expense.

The current quarter tax provision included state tax liabilities in several states, with no offsetting tax benefits in others.

Recreational Vehicles

The following table presents RV Group net sales and operating income (loss) by division for the periods ended January 27, 2008 and January 28, 2007 (amounts in thousands):

	13 Weeks Ended
		% of		% of	Change
	Jan. 27, 2008	Net Sales	Jan. 28, 2007	Net Sales	Amount	%
REVENUES:

Motor homes	$192,259	75.6	$227,851	70.3	$(35,592)	(15.6)
Travel trailers	46,007	18.1	81,786	25.3	(35,779)	(43.7)
Folding trailers	15,890	6.3	14,339	4.4	1,551	10.8

RV Group	$254,156	100.0	$323,976	100.0	$(69,820)	(21.6)

OPERATING INCOME (LOSS):

Motor homes	$(1,164)	(0.6)	$5,252	2.3	$(6,416)	NM
Travel trailers	(1,861)	(4.0)	(17,543)	(21.4)	15,682	89.4
Folding trailers	(1,206)	(7.6)	(3,532)	(24.6)	2,326	65.9

RV Group	$(4,231)	(1.7)	$(15,823)	(4.9)	$11,592	73.3

NM:  Not meaningful

Motor home sales declined due to soft market conditions. The retail market for motor homes for the calendar year 2007 was down 6.0% compared to a decrease of 5.4% for Fleetwood retail activity, resulting in a rise in market share from 16.3% to 16.4%. The increase was mainly due to the strong performance of the Class A gas products and, more recently, Class C sales boosted by the value-priced Class C product introduced last spring. Consumer concerns earlier in the year regarding volatile fuel prices and rising interest rates negatively affected the market, particularly the higher-priced Class As and mid-priced Class Cs, where Fleetwood has a relatively stronger market position.

Travel trailer sales fell mainly due to dealers’ reluctance to replace sold units and related inventory reductions in light of a weaker economic outlook, as well as the impact of plant closures in specific regions where we no longer provide certain entry-level products. In calendar year 2007, industry shipments declined 10.5%, compared to 2.1% growth in a choppy retail market. Fleetwood’s retail sales for the calendar year 2007 were down by 11.8%, mainly due to a lack of competitive models in several product segments in the early part of the calendar year. Subsequently, we have introduced new products and brands and expect to be more competitive in the markets in which we participate.

Folding trailer sales rose despite weak market conditions, mainly due to an increase in selling price as volume was about the same as the prior year. The folding trailer retail market was off 10.3% for calendar year 2007, while sales of Fleetwood’s products were down 16.7%, resulting in a market share decline from 39.3% to 36.5% for the year. The decline was primarily the result of a strategic decision to reduce retail promotions in the first calendar quarter.

Gross margin for the quarter increased from 10.5% to 11.0% year over year, mainly due to an increase in travel trailer and folding trailer gross profit driven by lower labor costs and, in the case of folding trailers, better pricing. Travel trailer gross margin improvement was mainly due to a more stable production environment, which gave rise to improved labor efficiencies. These improvements were partially offset by lower motor home gross margins that resulted from a migration in product mix to more affordable, lower-margin products.

Operating expenses for the RV Group were down $12.5 million from $49.9 million in the prior year, and decreased as a percentage of sales. The drop was mostly due to a decrease in warranty and service costs of $6.0 million, resulting from the relocation of service operations back to the plants and lower travel trailer volumes. General and administrative expenses decreased $4.6 million mainly due to travel trailer cost reductions implemented in the second quarter of the prior year and subsequent capacity reductions. Other operating (income) expense, net, consisted of $5.9 million in gains from the sale of three travel trailer plants, which includes the realization of foreign currency translation gains related to the sale of the Canadian travel trailer operation, partially offset by severance costs.

Manufactured Housing

The following table presents Housing Group net sales and operating loss for the quarters ended January 27, 2008 and January 28, 2007 (amounts in thousands):

	13 Weeks Ended
		% of Net		% of Net	Change
	Jan. 27, 2008	Sales	Jan. 28, 2007	Sales	Amount	%

Net sales	$96,467	100.0	$108,687	100.0	$(12,220)	(11.2)

Operating loss	$(2,588)	(2.7)	$(7,770)	(7.1)	$5,182	66.7

Housing Group revenues for the quarter declined 11.2% to $96.5 million, as the HUD housing market continued to weaken. Modular sales were minor and represented the final units of the first phase of a military contract. A second phase of that project is now underway.

Manufactured homes are sold as single-section or multi-section units. Multi-section units typically are built in two, three, or four sections. The average selling price per home was $38,175, about the same as the prior year.

Manufacturing unit volume for the current year’s quarter was off 10.6% to 2,527 homes, while the total number of sections sold declined by 12.3% to 4,427 sections. Fleetwood’s market share, based on wholesale shipments for calendar 2007, improved from 12.9% in the prior year to 13.4%. The Group’s wholesale market share for multi-section homes rose from 13.7% to 14.7% while our share of the single-section market declined from 10.9% to 10.6%.

Industry shipments for calendar year 2007 were down 18.4%. Traditionally strong manufactured housing markets, such as California, Arizona and Florida, continued to be particularly weak, with shipments off by more than 40% for the year in these three states. Generally, the manufactured housing market continues to be adversely affected by limited availability of retail financing and, more recently, competition from conventional builders due to the overall weak housing market.

The third quarter gross profit margin was 21.5% compared with 20.9% in the prior year. The improvement in margin was the result of lower labor fringe benefit costs as well as reduced fixed manufacturing expenses from plant consolidations.

Overall, operating expenses declined by $4.3 million, mainly due to lower volume and cost reduction actions, including the consolidation of plants in the prior year. The $3.1 million reduction in other operating (income) expense, net, in the prior year was the result of a $2.8 million impairment charge on an idle facility.

Supply Operations

The Supply Group contributed gross third quarter revenues of $21.8 million compared to $34.1 million a year ago, of which $4.9 million and $10.5 million, respectively, were sales to third-party customers. Sales to external customers were down due to an acceleration of orders from trucking firms in the prior year to purchase chassis before new, more stringent diesel emission laws went into effect on January 1, 2007.  As a result of the lower internal and external sales, the business incurred a $1.9 million operating loss.

Current Year-to-Date Compared to Corresponding Period of Last Year

Consolidated Results:

The following table presents consolidated net sales and operating income (loss) by segment for the nine-month periods ended January 27, 2008 and January 28, 2007 (amounts in thousands):

	39 Weeks Ended
		% of Net		% of Net	Change
	Jan. 27, 2008	Sales	Jan. 28, 2007	Sales	Amount	%
REVENUES:
RV Group	$946,789	69.8	$1,059,793	70.7	$(113,004)	(10.7)
Housing Group	390,371	28.8	401,332	26.8	(10,961)	(2.7)
Supply Group	18,715	1.4	38,391	2.5	(19,676)	(51.3)

Net sales	$1,355,875	100.0	$1,499,516	100.0	$(143,641)	(9.6)

OPERATING INCOME (LOSS):
RV Group	$(1,283)	(0.1)	$(43,974)	(4.1)	$42,691	97.1
Housing Group	7,126	1.8	(4,319)	(1.1)	11,445	NM
Supply Group	(923)	(4.9)	1,392	3.6	(2,315)	NM
Corporate and other	(5,672)	—	(1,486)	—	(4,186)	(281.6)

Operating loss	$(752)	0.1	$(48,387)	(3.2)	$47,635	98.4

Year-to-date consolidated revenues declined 9.6% from the prior year to $1.4 billion, mainly due to a 10.7% decline in sales for the RV Group.

Gross margin increased to 15.5%, up from 13.7% in the prior year, primarily due to lower labor costs from reduced fringe benefits and improved labor efficiencies.

Operating expenses, which include selling, warranty and service, and general and administrative expenses, fell by $33.3 million compared to the prior year and also decreased as a percentage of sales. Over half of the decrease came from lower warranty expense, resulting from lower volume and lower plant service costs. Also contributing to the decrease was reduced headcount associated with restructuring efforts.

For the first nine months, other operating (income) expense, net, consisted of $12.4 million of net gains on the sale of idle facilities, which includes the realization of $4.1 million of foreign currency translation gains related to the sale of the Canadian travel trailer operation, partially offset by $3.9 million of impairment charges on idle housing facilities and $1.7 million of severance costs related to closed plants and restructuring. Other operating expense in the prior year included approximately $2.8 million of impairment charges on an idle facility and $3.9 million of restructuring costs, primarily severance payments, partially offset by $3.8 million of gains from the sale of idle facilities.

Other income (expense) consists of investment income, interest expense and miscellaneous other income. Investment income decreased from $4.7 million in the prior year to $3.7 million, due to lower invested balances over the three quarters. In July 2006, we purchased and canceled 1,000,000 shares or 24.8% of the previously outstanding 6% convertible trust preferred securities. Interest expense decreased from $18.8 million in the prior year to $18.3 million due to the $50.0 million reduction in outstanding par value in the first quarter of the prior year, partially offset by higher term loan borrowings for a portion of the current fiscal year. Additionally, the related $18.5 million pretax gain on the transaction was recorded in other income in the prior year.

The year-to-date tax provision was principally due to a $2.8 million non-cash adjustment to the carrying amount of the deferred tax asset as a result of the decision to market various properties for sale. This reduced unrealized gains that would otherwise have been available to support the carrying value of the deferred tax asset. The remainder of the tax provision related to state tax liabilities.

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

Recreational Vehicles:

The following table presents RV Group net sales and operating income (loss) by division for the nine-month periods ended January 27, 2008 and January 28, 2007 (amounts in thousands):

	39 Weeks Ended
		% of		% of	Change
	Jan. 27, 2008	Net Sales	Jan. 28, 2007	Net Sales	Amount	%
REVENUES:
Motor homes	$729,716	77.1	$683,724	64.5	$45,992	6.7
Travel trailers	157,631	16.6	307,585	29.0	(149,954)	(48.8)
Folding trailers	59,442	6.3	68,484	6.5	(9,042)	(13.2)

RV Group	$946,789	100.0	$1,059,793	100.0	$(113,004)	(10.7)

OPERATING INCOME (LOSS):
Motor homes	$16,943	2.3	$633	0.1	16,310	NM
Travel trailers	(17,620)	(11.2)	(41,881)	(13.6)	24,261	57.9
Folding trailers	(606)	(1.0)	(2,726)	(4.0)	2,120	77.8

RV Group	$(1,283)	(0.1)	$(43,974)	(4.1)	$42,691	97.1

Recreational vehicle sales declined 10.7% to $946.8 million in the first nine months compared to $1.06 billion for the prior year. Lower travel trailer and folding trailer sales were caused by dealers’ reluctance to order products in the current economic environment. The travel trailer segment was also negatively impacted by plant closures in specific regions where we no longer provide certain products. Motor home sales rose 6.7% for the first nine months of fiscal 2008 due to a 17.9% increase in the first half of the fiscal year, partially offset by a 15.6% decrease in the third quarter as a result of soft market conditions. The increase in sales was driven by recently introduced entry-level Class C products and an increase in average selling price. Diesel unit volume was flat for the nine-month period, with improved volume in the higher-priced luxury segment offset by lower volume in the mid-priced diesel products. Additional sales volume for entry-level Class A gas products was not sufficient to offset lost sales in the higher-priced products as compared to the prior year.

Gross margin for the first nine months increased from 10.6% to 12.3% mainly due to reduced fringe benefit costs and improved motor home division labor costs stemming from higher labor efficiencies.  Travel trailer gross margin decreased slightly mainly due to higher manufacturing overheads as a percentage of lower sales, combined with an increase in shipping costs to more distant markets as a result of plant closures.

Operating expenses for the RV Group were down $28.8 million from $155.5 million in the prior year, and decreased as a percentage of sales. The drop was mostly caused by a reduction in warranty and service costs of $15.7 million due to lower volumes and the migration of responsibility for previously centralized service operations to plant locations that historically had the lowest incurred warranty costs. General and administrative expenses declined $10.9 million due to the travel trailer plant closures and cost reductions implemented in the latter part of the second quarter of the prior year. Other operating (income) expense, net, consisted of $11.2 million of net gains from the sale of idle facilities, which includes the realization of foreign currency translation gains related to the sale of the Canadian travel trailer operation, partially offset by about $1.9 million of restructuring costs from impairment and severance charges at closed travel trailer plants.

Manufactured Housing:

The following table presents Housing Group sales and operating income (loss) for the nine-month periods ended January 27, 2008 and January 28, 2007 (amounts in thousands):

	39 Weeks Ended
		% of Net		% of Net	Change
	Jan. 27. 2008	Sales	Jan. 28, 2007	Sales	Amount	%

Net sales	$390,371	100.0	$401,332	100.0	$(10,961)	(2.7)

Operating income (loss)	$7,126	1.8	$(4,319)	(1.1)	$11,445	NM

Housing Group revenues for the first nine months of fiscal 2008 were down 2.7% from the prior year to $390.4 million. Included in revenue in the current period was $19.3 million of revenue from modular sales, mostly to the military for base housing.

The average selling price per home was off 3.4% from the prior year, dropping from $39,346 to $38,026 primarily because 560 modular sections, which had a significantly lower average selling price per section, were treated as homes in the calculation. Manufacturing unit volume for the nine months ending in January rose by 66 units to 10,266 homes (including 560 modular sections), while the total number of sections sold decreased by 775 to 17,643 sections.  This evidences the weakness of the multi-section market, primarily in California and Arizona, compared to the stronger single-wide market in Texas and the Southeast.

Gross profit margin for the first nine months of the year was 22.3%, as compared to 21.2% in the prior year. The improvement in margin was the result of lower labor fringe benefit costs as well as reduced fixed manufacturing costs from plant consolidations.

Overall, operating expenses of $77.5 million were $11.3 million lower than the prior year and lower as a percentage of sales mainly due to cost reduction actions, including the consolidation of plants in the prior year and lower volume. Other operating (income) expense, net of $2.6 million consisted of $3.1 million of impairment charges on idle facilities and $0.4 million of restructuring costs, partially offset by the gain on the sale of an idle housing facility of $0.9 million. In the prior year, other operating expense, net, consisted of a $2.8 million impairment charge and $1.5 million in restructuring charges, mostly severance, partially offset by a $3.8 million gain from the sale of four idle facilities.

Supply Operations:

The Supply Group’s year-to-date revenues were $87.0 million compared to $126.5 million a year ago, of which $18.7 million and $38.4 million, respectively, were sales to third-party customers. The reduction in outside sales relates to reduced sales of certain fiberglass components used by the trucking industry, where a decline in heavy truck demand occurred this year following the introduction of mandated diesel emissions standards in 2007.  The Supply operation suffered an operating loss of $0.9 million compared to $1.4 million of operating income in the prior year.

Liquidity and Financial Position

We use external funding sources, including the issuance of debt and equity instruments, to supplement working capital, fund capital expenditures, and meet internal cash flow requirements on an as-needed basis. Cash totaling $54.5 million was used by operating activities during the first nine months of fiscal 2008 compared to $77.1 million for the similar period one year ago. In the current period, the loss from continuing operations, adjusted for non-cash items, but excluding the effects of changes in assets and liabilities, used $6.7 million of operating cash. Changes in assets and liabilities during this period used $47.7 million of cash, primarily due to an increase in finished goods inventories and reduced liabilities for payables, employee benefits, and warranty. Inventory levels were up $8.3 million compared to fiscal year end, primarily due to an increase in motor home finished goods. Inventory levels were reasonable, although higher than expected for motor homes due to recent weakness in that market, partially offset by lower travel trailer finished goods at the end of the quarter. In the prior year, cash used by operations resulted from losses from continuing operations adjusted for higher inventory levels, lower receivables and liabilities, and the gain from the redemption of convertible trust preferred securities. The winter months of the third quarter typically represent the seasonal low in terms of operations and liquidity during our fiscal year.

Investing activities related to capital expenditures were $5.3 million during the first nine months compared to $6.2 million in the same period last year. Additionally, proceeds primarily from the sale of idle facilities generated $27.0 million year to date, compared to $9.2 million last year.

Borrowings under our secured syndicated credit facility, led by Bank of America, N.A., as administrative agent, including the term loan, increased by $2.4 million during the first nine months of the fiscal year. These borrowings are discussed in more detail below. We purchased and cancelled one million shares or 24.8% of our previously outstanding 6% convertible trust preferred securities in July 2006. The transaction price of $31 per share represented a discount of approximately 39% from the par value of $50 per share, taking into account accrued and unpaid interest. In connection with the transaction, long-term debt was reduced by $50 million and we recorded a pretax gain of approximately $18.5 million in other income.

As a result of the above-mentioned changes, cash and marketable investments declined $31.2 million from $76.3 million as of April 29, 2007 to $45.1 million as of January 27, 2008.

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

The holders of the debentures have the ability to require us to repurchase the debentures as soon as December 15, 2008, in whole or in part, at 100% of the face amount of the debentures plus accrued and unpaid interest. As of the third quarter of fiscal 2008, the debentures were reclassified on the balance sheet from long-term to current liabilities. We may, at our option, elect to pay the repurchase price in common stock valued at a 5% discount to its then current fair market value, cash, or a combination thereof. Additionally, at our option, we have the ability to redeem the debentures on the same terms.

Various alternatives exist with respect to meeting the potential December 2008 repurchase date in the event that our stock price does not exceed the initial conversion price of $11.76. We currently anticipate that holders will exercise their put option and require Fleetwood to repurchase the debentures. Depending on the relative attractiveness of the various alternatives available to us, we intend to satisfy the obligation through some combination of cash from the sale of idle real estate properties, cash from operations, borrowings under our credit facility, and accessing the capital markets for debt and/or equity in advance of the repurchase date.

Credit Agreements:

In January 2007, the agreement governing the Company’s credit facility with a syndicate of lenders led by Bank of America, N.A., as administrative agent, was renewed and extended until July 31, 2010. The Company originally entered into the credit agreement in July 2001, and it has been amended on several occasions since. The new amended and restated agreement incorporated prior amendments and made additional changes, but continued to provide for a revolving credit facility, which includes a real estate sub-facility in addition to a term loan.

Gross loan commitments for all three components of the facility are $182 million from May through November, with a seasonal uplift to $207 million from December through April. The commitments to the term loan and real estate sub-facility have been reduced through quarterly amortization to net values of $18.9 million and $13.5 million, respectively, at the end of the current fiscal quarter. With the update of appraisals of underlying real estate collateral in June 2007, these commitments were increased by $3.9 million and $3.7 million, respectively, and the maturity date of the term loan was extended from July 31, 2007 to July 31, 2010. On the first day of each fiscal quarter, Fleetwood is required to repay $786,000 in principal on the term loan, and the ability to borrow under the real estate sub-facility is reduced by $375,000.

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

The aggregate short-term balance outstanding on the revolver and term loan was $6.1 million as of January 27, 2008 and $17.8 million as of January 28, 2007. An additional $15.7 million of the term loan was included in long-term borrowings as of January 27, 2008. The revolving credit line and term loan bear interest, at Fleetwood’s option, at variable rates based on either Bank of America’s prime rate or one, two or three-month LIBOR.

As of January 27, 2008, the net loan commitments for the credit facility stood at $202.4 million, comprising $183.5 million for the revolver and $18.9 million for the term loan. Fleetwood’s borrowing capacity, however, is governed by the amount of a borrowing base, consisting primarily of inventories and accounts receivable that fluctuate significantly. The borrowing base is revised weekly for changes in receivables and monthly for changes in inventory balances. At the end of the quarter, the borrowing base totaled $146.4 million. After consideration of outstanding borrowings and standby letters of credit of $77.1 million, unused borrowing capacity (availability) was approximately $47.4 million.

Borrowings are secured by receivables, inventory and certain other assets, primarily real estate, and are used for working capital and general corporate purposes. Under the senior credit agreement, Fleetwood Enterprises, Inc. is a guarantor of the borrowings and letters of credit of its wholly owned subsidiary, Fleetwood Holdings, Inc. Also, the Company is subject to a springing financial performance covenant, but only if either (a) average daily liquidity, defined as cash, cash equivalents, and unused borrowing capacity, falls below a prescribed minimum level of $50 million in any calendar month, (b) liquidity falls below $25 million on any single day or (c) average daily availability is below $20 million in any month. During the nine months ended January 27, 2008, average monthly liquidity ranged from $85.8 million to $129.1 million, and Fleetwood remained well above all of the minimum requirements.

In March 2008, the credit facility was further amended to establish a new springing financial performance covenant based on a fixed charge coverage ratio rather than earnings before interest, taxes, depreciation, and amortization, at levels that more closely approximate expectations of future operating results and pledges approximately $3 million of additional excess collateral. Under the amended facility, real estate with an approximate appraised value of $77 million is pledged as security, which includes excess collateral of $28 million.

Dividends and Distributions:

On October 30, 2001, the Board of Directors announced that it would discontinue the payment of dividends. Any future resumption of dividends on our common stock would be at the discretion of our Board of Directors, and is not currently contemplated.

Other:

In the opinion of management, the combination of existing cash resources, expected future cash flows from operations, the sale of idled properties and available lines of credit will be sufficient to satisfy our foreseeable operating cash requirements for the next 12 months, including up to $15 million for capital expenditures to be utilized primarily for enhancements to manufacturing facilities. We may also choose to issue debt and/or equity to supplement available cash and proceeds from the sale of idled properties in order to most effectively satisfy the expected repurchase of the 5% debentures in December 2008.

Stock-Based Incentive Compensation Plans

In September 2007, the shareholders approved the Fleetwood Enterprises, Inc. 2007 Stock Incentive Plan (the “2007 Plan”). Under the 2007 Plan, Fleetwood is authorized to grant up to 5,000,000 shares plus any shares that were authorized for issuance under the prior plans, but not issued. As of the date of shareholder approval, there were 5,882,006 shares issuable under the 2007 Plan. The number of shares issuable under the 2007 Plan may increase in the future as shares become available under the prior plans. On September 13, 2007, non-employee directors were granted 52,190 restricted stock awards under this 2007 Plan. Previously, the directors were granted stock options under the 1992 Non-Employee Director Stock Option Plan.

As of January 27, 2008, there was a total of $3.2 million of unrecognized compensation cost related to nonvested stock options granted under Fleetwood’s stock-based incentive compensation plans that will be recognized over the remaining weighted average vesting period of 1.7 years.

Contracts and Commitments

Below is a table showing payment obligations for long-term debt, capital leases, operating leases and purchase obligations for the next five years and beyond as of January 27, 2008 and the effects such obligations are expected to have on liquidity and cash flow in future periods (amounts in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Convertible senior subordinated debentures(1)(2)	$104,437	$104,437	$—	$—	$—
Convertible subordinated debentures(1)(3)	342,189	9,075	18,150	18,150	296,814
Long-term debt (excluding capital lease obligations)(1)	22,711	4,842	17,179	347	343
Capital lease obligations(1)	3,471	2,500	950	21	—
Operating leases(4)	8,554	3,186	2,975	1,288	1,105
Other long-term liabilities:
Deferred compensation and non-qualified retirement plans(1)	28,331	4,184	4,547	2,960	16,640
Insurance reserves	56,640	20,326	36,314	—	—
Warranty	59,133	38,723	20,410	—	—
Total	$625,466	$187,273	$100,525	$22,766	$314,902

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

(2)

Convertible senior subordinated debentures include the $100 million aggregate principal amount of the 5% convertible senior subordinated debentures due in 2023, which are more fully described in Note 13 to the Company’s Annual Report on Form 10-K. Holders of these debentures have the ability, in whole or in part, to require us to repurchase these debentures as early as December 15, 2008, and the payment maturity above has been presented accordingly. We may, at our option, elect to pay the repurchase price in cash, common stock or a combination thereof.

(3)	Includes $8.9 million of obligation that represents the purchase by us of the common shares of the underlying trust. Our net obligation to third parties is reduced by a similar amount.

(4)

Some of our facilities are leased under terms that range from monthly to 5 years. Also included in the above amounts are equipment leases. Management expects that in the normal course of business, leases will be renewed or replaced by other leases to support continuing operations.

In addition to the amounts shown in the table above, the Company had a $4.4 million reserve as of January 27, 2008 for uncertain income tax positions recorded as a liability in accordance with FIN 48, and we are uncertain as to if or when such amounts may be settled.

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

The majority of our marketable investments are in fixed-rate securities with an average life, after consideration of call features, of two years or less, minimizing the effect of interest rate fluctuations on their fair value.

For variable rate debt, changes in interest rates generally do not influence fair market value, but do affect future earnings and cash flows. Based upon the amount of variable rate debt outstanding at the end of the quarter, and holding the variable rate debt balance constant, an immediate change of one percentage point in the applicable interest rate would have caused an increase or decrease in interest expense of approximately $218,475 on an annual basis. For fixed-rate debt, changes in interest rates generally affect the fair market value, but not earnings or cash flows. Changes in fair market values as a result of interest rate changes are not currently expected to be material.

We do not believe that future market equity or interest rate risks related to our marketable investments or debt obligations will have a material impact on our results.

Item 4.  Controls and Procedures.

Based on our management’s evaluation, with the participation of our chief executive officer and chief financial officer, as of January 27, 2008, the end of the period covered by this report, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting identified in the evaluation that occurred during our fiscal quarter ended January 27, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.  Legal Proceedings.

Legal Proceedings:

Fleetwood is regularly involved in legal proceedings in the ordinary course of business. For certain cases the Company is self-insured; for others, including products liability, insurance covers a portion of Fleetwood’s liability under some of this litigation. In the majority of cases, including products liability cases, Fleetwood prepares estimates based on historical experience, the professional judgment of legal counsel, and other assumptions it believes to be reasonable. As additional information becomes available, Fleetwood reassesses the potential liability related to pending litigation and revises the related estimates. Such revisions and any actual liability that greatly exceeds Fleetwood’s estimates could materially impact Fleetwood’s results of operations and financial position.

In May 2003, Fleetwood filed a complaint in state court in Kansas, in the 18th Judicial District, District Court, Sedgwick County, Civil Department, against The Coleman Company, Inc. (Coleman) in connection with a dispute over the use of the “Coleman” brand name. Coleman counterclaimed against Fleetwood alleging various counts, including breach of contract and trademark infringement. On November 17, 2004, the court granted a permanent injunction against Coleman prohibiting Coleman from licensing the Coleman name for recreational vehicles to companies other than Fleetwood. Coleman appealed that ruling. On December 16, 2004, the jury awarded $5.2 million to Coleman for its counterclaim against Fleetwood. On January 21, 2005, the court granted Coleman’s request for treble damages, making the total amount of the award approximately $14.6 million. Fleetwood reflected a charge to record this award in the results during fiscal 2005. Pending its appeal, Fleetwood was required to post a letter of credit for $18 million, representing the full amount of the judgment plus an allowance for attorneys’ fees and interest.

Oral argument on both parties’ respective appeals was heard before the Kansas Court of Appeals on April 10, 2007. On Coleman’s appeal of the preliminary injunction, the court upheld Fleetwood’s position on most of the issues but remanded the case back to the trial judge for a rehearing on one issue. A trial was held in February 2008 but the judge has postponed closing arguments until April 30, 2008. With regard to Fleetwood’s appeal of the award of monetary damages, the appeals court upheld the trial court verdict, and Fleetwood appealed to the Kansas Supreme Court, where oral argument is scheduled for March 24, 2008.

On October 30, 2007, Coleman filed a new claim in the United States District Court in Kansas alleging ongoing trademark infringement by Fleetwood Folding Trailers, Inc. in connection with references it has allegedly made to the Coleman name. Coleman demands unspecified damages. Fleetwood strongly disputes these further allegations and will vigorously contest this new matter.

Brodhead et al v. Fleetwood Enterprises, Inc. was filed in federal court in the Central District of California on June 22, 2005. The complaint is a putative class action for damages growing out of certain California statutory claims with respect to alleged defects in a specific type of plastic roof installed on folding trailers from 1995 through late 2002. The plaintiffs have further clarified and narrowed the class for which they are seeking certification, which now encompasses all original owners of folding trailers produced by Fleetwood Folding Trailers, Inc. with this type of roof, but not including original purchasers who received an aluminum roof replacement and did not pay for freight. The subject matter of the claim is similar to a putative class action previously filed in California state court in Griffin et al v. Fleetwood Enterprises, Inc. et al. The California trial court denied class action certification in the Griffin matter on April 28, 2005, and the California Court of Appeal upheld the denial in a decision issued on May 11, 2006. On March 26, 2007, the federal trial court granted a motion to dismiss the class action complaint in the Brodhead case, leaving pending only the individual claims of the four named plaintiffs. The plaintiffs sought reconsideration of the dismissal order, but the court denied that motion and dismissed the claims of the four individual plaintiffs on May 29, 2007. On June 27, 2007, the plaintiffs filed a Notice of Appeal of the federal court’s dismissal order to the Ninth Circuit Court of Appeals. If the Court of Appeals affirms the dismissal order and there is no further appeal, this matter would be concluded. Fleetwood will continue to vigorously defend the matter.

Fleetwood is now painting motor homes at its Riverside, California plant under a permanent variance. The Company had, since July 2004, been operating the paint facility pursuant to experimental variances granted by the California Division of Occupational Safety and Health (the Division), which is the enforcement and consultation agency for the California Occupational Safety and Health program (Cal/OSHA). Although Fleetwood believes it is providing safety and health protection to employees that goes beyond the protection required by Cal/OSHA, a variance from a Cal/OSHA standard is required wherever an employer is recirculating air in paint spray booths. Fleetwood applied to the California Occupational Safety and Health Appeals Board (the Board) for a permanent variance and after several hearings on that application, a permanent variance was granted by the Board on October 18, 2007, subject to numerous conditions. On November 27, 2007, Fleetwood filed a petition to modify one of the conditions, and the Division filed a petition to have the variance revoked. Meanwhile, Fleetwood and the Division have been holding productive discussions with a view to exploring a possible stipulated resolution of the issue. If the permanent variance were to be revoked, then Fleetwood would be unable to use the spray booths as currently deployed unless a court intervened to grant Fleetwood relief.

Fleetwood has been named in several complaints, some of which are putative class actions, filed against manufacturers of travel trailers and manufactured homes supplied to the Federal Emergency Management Agency (FEMA) to be used for emergency living accommodations in the wake of Hurricane Katrina. The complaints generally allege injury due to the presence of formaldehyde in the units. Fleetwood strongly disputes the allegations in these complaints, and intends to vigorously defend itself in all such matters.

Item 5.  Other Information.

As of March 5, 2008, the Company’s credit facility with a syndicate of lenders led by Bank of America, N.A., as administrative agent, was amended to establish a new springing financial performance covenant based on a fixed charge coverage ratio rather than the former earnings before interest, taxes, depreciation, and amortization covenant, at levels that more closely approximate expectations of future operating results.  A copy of the amendment is attached as Exhibit 10.5 hereto and incorporated herein by this reference.

Item 6.  Exhibits.

No.	Description

10.1	Form of executive officer employment agreement (amending 2001 form). [Incorporated by reference to Exhibit 10.1 in our Current Report on Form 8-K dated November 16, 2007]
10.2	Form of executive officer employment agreement (amending post-2001 form). [Incorporated by reference to Exhibit 10.2 in our Current Report on Form 8-K dated November 16, 2007]
10.3	Form of executive officer change-in-control agreement. [Incorporated by reference to Exhibit 10.3 in our Current Report on Form 8-K dated November 16, 2007]
10.4

Third Amendment to Third Amended and Restated Credit Agreement dated as of January 16, 2008, by and among Fleetwood Enterprises, Inc., Fleetwood Holdings Inc. and its subsidiaries listed on the signature pages thereof, the banks and other financial institutions signatory thereto that are parties as Lenders (the “Lenders”), and Bank of America, N.A., as administrative agent for the Lenders. [Incorporated by reference to Exhibit 10.1 in our Current Report on Form 8-K dated January 17, 2008]

10.5

Fourth Amendment to Third Amended and Restated Credit Agreement dated as of March 5, 2008, by and among Fleetwood Enterprises, Inc., Fleetwood Holdings Inc. and its subsidiaries listed on the signature pages thereof, the banks and other financial institutions signatory thereto that are parties as Lenders (the “Lenders”), and Bank of America, N.A., as administrative agent for the Lenders.

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

March 6, 2008