Form 10-K
period 2008-04-27
FLEETWOOD ENTERPRISES INC/DE/
filed 2008-07-10
CIK 314132

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
☒	OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended April 27, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-7699

FLEETWOOD ENTERPRISES, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Delaware	95-1948322
(State or Other Jurisdiction of Incorporation or Organization) 3125 Myers Street, Riverside, California (Address of Principal Executive Offices)	(I.R.S. Employer Identification No.) 92503-5527 (Zip Code)
Registrant's telephone number, including area code: (951) 351-3500
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common stock, $1 par value	New York Stock Exchange, Inc.
Preferred share purchase rights	New York Stock Exchange, Inc.
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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
Yes ☐	No ☒

    The aggregate market value of common stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant's most recently completed second fiscal quarter was $606,934,561.

Common stock outstanding on July 1, 2008: 76,256,522 shares
Documents incorporated by reference:

    To the extent indicated herein, portions of the registrant's proxy statement for its 2008 annual meeting, which will be filed no later than 120 days after the close of the registrant's fiscal year ended April 27, 2008, are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K.

FLEETWOOD ENTERPRISES, INC.

PART I

        Unless otherwise indicated, "we," "us," "our," "Fleetwood," and similar terms refer to Fleetwood Enterprises, Inc. Throughout this report, we use the term "fiscal," as it applies to a year, to represent the fiscal year ending on the last Sunday in April of that year.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        Statements used in this report, including the sections entitled "Business Outlook" and "Risk Factors," that relate to future plans, events, financial results or performance are forward-looking statements as defined under the Private Securities Litigation Reform Act of 1995. These statements are based on the beliefs and assumptions of, and information currently available to, our management. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue," or the negative of these terms or other comparable terminology. These forward-looking statements are only predictions, and may be inaccurate. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors including the factors listed under "Risk Factors," as well as elsewhere in this report and in other SEC filings. These risk factors include, without limitation, the following items:

  •
  the lack of assurance that we will regain sustainable profitability in the foreseeable future;

  •
  the effect of ongoing weakness in both the manufactured housing and the recreational vehicle markets;

  •
  the effect of a decline in home equity values, volatile fuel prices and interest rates, global tensions, employment trends, stock market performance, availability of financing generally, and other factors that can and have had a negative impact on consumer confidence, which may reduce demand for our products, particularly recreational vehicles;

  •
  the availability and cost of wholesale and retail financing for both manufactured housing and recreational vehicles;

  •
  our ability to comply with financial tests and covenants on existing debt obligations;

  •
  our ability to obtain, on reasonable terms if at all, the financing we will need in the future to execute our business strategies and to meet the repayment terms of our outstanding convertible debt instruments, including the 5% convertible senior subordinated debentures;

  •
  potential dilution associated with equity financings we may undertake to raise additional capital and the risk that the equity pricing may not be favorable;

  •
  the cyclical and seasonal nature of both the manufactured housing and recreational vehicle industries;

  •
  the increasing costs of component parts and commodities that we may be unable to recoup in our product prices;

  •
  the potential for excessive retail inventory levels in the manufactured housing and recreational vehicle industries;

  •
  the volatility of our stock price;

  •
  repurchase agreements with floorplan lenders, which could result in increased costs;

  •
  potential increases in the frequency of product liability, wrongful death, class action, and other legal actions, including actions resulting from products we receive from our suppliers; and

  •
  the highly competitive nature of our industries.

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

Item 1. Business

General

        We are one of the nation's leaders in producing both recreational vehicles and manufactured housing. We also operate three supply companies that provide components for the recreational vehicle and housing operations, while also generating outside sales.

        We sold 18,730 recreational vehicles in fiscal 2008. In calendar 2007, we held a 7.6% share of the overall recreational vehicle retail market, consisting of a 16.4% share of the motor home market and a 5.9% share of the travel trailer market. For calendar year 2007, our motor home business was in second position in its market segment and the travel trailer division was in fourth position. These statistics exclude units shipped by our former folding trailer subsidiary, which was sold subsequent to fiscal year end and is now presented as a discontinued operation in this report. The former folding trailer division was the leader in national market share in that segment in calendar year 2007. See the Discontinued Operations section below in this Item 1 for more information.

        In fiscal 2008, we shipped 12,337 manufactured homes, or HUD-Code homes, which are homes manufactured in accordance with regulations published by the Federal Department of Housing and Urban Development. In calendar 2007, the manufactured housing industry had an 8.4% share of single-family housing starts. We had a 13.4% share of the manufactured housing wholesale market and a 13.8% share of the retail market in calendar 2007. We were the second largest producer of HUD-Code homes in the United States in terms of units shipped and retail sales in calendar 2007.

        Our business began in 1950 as a California corporation producing travel trailers, which quickly evolved to what are now termed manufactured homes. We re-entered the recreational vehicle business with the acquisition of a travel trailer operation in 1964. The present company was incorporated in Delaware in 1977, and succeeded by merger to all the assets and liabilities of the predecessor company. We conduct our manufacturing activities in 14 states within the U.S., and to a much lesser extent in Mexico. We distribute our manufactured products primarily through a network of independent dealers throughout the United States and Canada.

        We file annual, quarterly and current reports, proxy statements and other documents with the Securities and Exchange Commission (the "SEC"), pursuant to the Securities Exchange Act of 1934 (the "Exchange Act"). You may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 100 F Street N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1 800-732-0330. Our reports, proxy statements and other documents filed electronically with the SEC are available at the website maintained by the SEC at www.sec.gov.

        We also make available, free of charge on our website at www.fleetwood.com, our annual, quarterly, and current reports, and, if applicable, amendments to those reports, filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after we electronically file such reports with, or furnish them to, the SEC.

        The following table sets forth revenues by business segment and the relative contribution of these revenues to total revenues for the past three fiscal years. Information with respect to operating income

(loss) and identifiable assets by industry segment is shown in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Form 10-K.

	Fiscal years ended April
	2008	%	2007	%	2006	%
	(Amounts in thousands)
Recreational vehicles:
Motor homes	$919,578	55.4%	$961,925	50.1%	$976,698	41.6%
Travel trailers	219,014	13.2	391,310	20.4	551,501	23.5
RV supply	24,449	1.5	47,651	2.5	49,933	2.1

	1,163,041	70.1	1,400,886	73.0	1,578,132	67.2
Housing Group	496,939	29.9	518,461	27.0	795,877	33.9
Intercompany sales	—	—	—	—	(25,627)	(1.1)

	$1,659,980	100.0%	$1,919,347	100.0%	$2,348,382	100.0%

Recreational Vehicles

  Industry Overview

        Recreational vehicles include motor homes, travel trailers, folding trailers and slide-in truck campers. Recreational vehicles are either driven or towed and are primarily used for vacations, camping trips and other leisure activities. We currently sell products in the motor home and travel trailer markets.

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

        The Recreation Vehicle Industry Association (the "RVIA") classifies motor homes into three categories: Class A, Class B and Class C. Class A motor homes are constructed directly on medium-duty truck chassis that include the engine and drivetrain components. They are fully self-contained, including their own lighting, heating, refrigeration, fresh water storage tanks, and sewage holding tanks so that they can be used for short periods without being attached to utilities. They also typically include a driving area and kitchen, dining, bathroom, and sleeping accommodations for two to eight people, and optional features including air conditioning, an auxiliary power generator, and home electronics such as a stereo, television, and DVD player. Approximately 52% of Class A units are diesel-powered with the other 48% powered by gasoline. Class B models, which comprise a small segment of the market in which we do not participate, are panel-type trucks to which kitchen, sleeping and toilet facilities are added. Class C models are classified as mini motor homes, which are built on a cut-away van-type chassis onto which the manufacturer constructs a living area with access to the driver's compartment. Class C models have basically the same features and options as Class A products, but in Class C products the dashboard and front cab section are provided by the chassis manufacturer as part of the purchased chassis.

        The RVIA reported factory shipments of 32,900 Class A motor homes and 19,400 Class C motor homes for calendar 2007. These figures compare with shipments of 32,700 Class A motor homes and 20,200 Class C motor homes in calendar 2006. Although there are numerous competitors in this industry, the five largest manufacturers, including Fleetwood, represented approximately 68% of the combined Class A and Class C motor home retail market in calendar 2007.

        There are two major classes of towable recreational vehicles: travel trailers and folding trailers. Travel trailers are designed to be towed by pickup trucks, vans or other tow vehicles, and are similar to motor homes in use and features. Typically, travel trailers include sleeping, kitchen, dining, and bathroom facilities and are self-contained units with their own lighting, heating, refrigeration, fresh water storage tanks, and sewage holding tanks so that they can be used for short periods without being attached to utilities. The RVIA identifies travel trailers as being either conventional or fifth-wheel trailers. Fifth-wheel trailers extend over and are hitched to the bed of a pick-up truck. For calendar 2007, the RVIA reported factory shipments of 180,200 conventional trailers and 81,500 fifth-wheel trailers, compared with shipments of 203,600 and 88,800, respectively, for calendar 2006. The five largest manufacturers in calendar 2007, including Fleetwood, represented approximately 67% of the total travel trailer retail market. Fleetwood sold its folding trailer business in May 2008.

        Sales of recreational vehicles, not unlike more prominent economic factors such as the performance of the stock market, tend to behave as a leading economic indicator. Based on recent forecasts of the RVIA, recreational vehicle shipments are expected to decrease about 14% during calendar 2008 to approximately 305,000 units, which would be the lowest shipment level since 2001. The market has been hampered by deterioration in consumer confidence, escalating gas prices, rising unemployment rates, higher interest rates, more restrictive lending underwriting and an uncertain stock market. Recreational vehicles typically are a discretionary purchase for consumers, and sales are therefore affected principally by general economic conditions and consumer confidence, including the impact of the price of fuel on these factors. Generally, recreational vehicle purchasers have proven to be excellent credit risks, and therefore availability of retail financing has not been an issue for our customers.

  Our Recreational Vehicle Business

        We have been one of the nation's leaders in producing recreational vehicles for over 30 years and distribute our products through a network of nearly 850 independent retailers in 49 states and Canada. We currently manufacture motor homes in three factories and travel trailers in five factories. Industry unit sales and our retail market share for each of the two industry segments in which we participated for the last three calendar years are as follows:

	Calendar Year
	2007		2006		2005
	Industry Retails	Fleetwood Share	Industry Retails	Fleetwood Share	Industry Retails	Fleetwood Share
Motor homes
Class A	29,271	20.4%	31,711	20.1%	36,505	20.3%
Class C	18,189	9.8	18,775	9.8	19,515	12.2

Total motor homes	47,460	16.4	50,486	16.3	56,020	17.5

Travel trailers
Conventional	163,068	7.0	154,693	8.3	154,824	10.6
Fifth-wheel	72,552	3.3	75,775	3.8	79,519	4.9

Total travel trailers	235,620	5.9	230,468	6.8	234,343	8.7

        Source: Statistical Surveys, Inc.

        Our overall motor home market share grew slightly in calendar 2007, primarily due to an increase in Class A gas market share. With this advance we solidified our leading market share position for Class A products, driven mainly by higher market share in our value-priced gas models and our luxury diesel models. Class C market share remained unchanged from the previous calendar year. Our goal is to generate improved market share by continuing to focus on high-value, innovative products. In the last several years some of our high-value innovations have included the introduction of full-body paint, full-wall slide-outs, improved chassis, and higher ceilings in several additional product lines. Our Class C market share stabilized after several years of decline caused by non-participation in the low-end and fuel-efficient segments of this market. These segments have proven to be popular in the recent period of higher gas prices. We introduced two new lines of lower-priced Class C motor homes and two new lines of more fuel-efficient products during fiscal 2008 that propelled our growth in Class C market share in the first quarter of calendar year 2008.

        Fleetwood is represented in motor homes by the Jamboree Sport, Tioga Ranger, Jamboree, Tioga, Icon, Pulse, Terra, Fiesta, Bounder, Southwind, Pace Arrow, Bounder Diesel, Expedition, Discovery, Providence, Excursion, Revolution LE, American Allegiance, American Tradition, American Eagle and American Heritage brands. Our Class A motor homes range in length from 30 to 45 feet and have an average retail price of approximately $160,000. Class C units range in length from 23 to 31 feet and have an average retail price of approximately $67,000. For calendar 2007, we manufactured two of the industry's 10 top-selling Class A gas motor homes, a top five Class A diesel product, as well as two of the 10 top-selling Class C motor homes.

        In recent years our travel trailer market share had been in a steady decline in the face of increased competition, product lines that were less competitive in terms of features and price, and a failure to fully participate in growing market segments such as sport utility trailers and hybrid products. Many of these issues resulted from a shift towards a more centralized, functional organization structure that caused management to be less focused and less entrepreneurial. Over the last three years, we have undertaken a major restructuring of the division, which included a more decentralized organization structure, the closure of five manufacturing facilities in late fiscal 2007 and early fiscal 2008, and a renewed focus on product. The closures have downsized the geographic reach of the business but have more closely matched our production capabilities with the demand for our products. We introduced completely redesigned core products with enhanced features and benefits at a more competitive price, added lower-priced sport utility trailers, and in 2008 introduced lighter-weight models with additional features. We intend to be more selective as to which market segments we pursue in order to optimize our competitiveness and profitability and believe that our current products, combined with others under development and more cost-effective operations, will allow us to achieve these objectives.

        We sell a variety of travel trailers under the Pioneer, Mallard, Backpack, Compass, Wilderness, Prowler, Terry, Regal, Quantum, RedLine, Nitrous, Formula, and GearBox nameplates. Our travel trailers are generally 8 feet wide (excluding the wide-body toy hauler product which is 8 1/2 feet wide), vary in length from 17 to 39 feet (including trailer hitch) and have an average retail price of approximately $25,000.

Manufactured Housing

  Industry Overview

        A manufactured home is a single-family house that is constructed using assembly-line techniques in accordance with the Federal Department of Housing and Urban Development (HUD) construction and safety standards in a factory environment rather than at the home site. There are two basic categories of manufactured housing: single-section and multi-section. The manufactured housing industry grew significantly from 1991 to 1998 but has deteriorated since then. According to the Manufactured Housing Institute, domestic shipments increased from 170,713 homes in calendar 1991 to 372,843 homes in calendar 1998, before declining to a 46-year low of 95,752 in calendar 2007. The growth in the late 1990s was fueled, in part, by liberal credit standards and by lenders eager to participate in a growing market. These trends quickly reversed when borrower default and repossession rates soared, causing industry shipments to fall dramatically over the following five or six years. Since then shipments have continued to decline, although at a much reduced rate. Dealer inventories and levels of repossessed homes are now more in line with current shipment levels but enforcement of very stringent consumer credit standards has constrained some potential buyers of HUD-Code products. Competition from plentiful sources of traditional, site-built mortgage financing, which enticed home buyers with adjustable low-interest-rate and interest-only loans, minimal down payments and nominal documentation requirements, also curtailed demand.

        The manufactured housing industry's share of new single-family housing starts followed a cycle similar to industry shipments, growing from about 17% in calendar 1991 to 24% in calendar 1997, before declining to 8% in calendar 2007. We believe that the growth during the 1990s resulted, in part, from the increased availability of financing but also from increased consumer acceptance of manufactured housing, which was driven by the following:

  •
  improved product quality and design, and enhanced features similar to site-built homes, offered at affordable prices;

  •
  a significant difference in the average price per square foot between site-built housing and manufactured housing; and

  •
  favorable demographic and regional economic trends.

        Today's manufactured homes offer many features typically associated with site-built homes, such as central heating, name brand appliances, quality carpeting and cabinets, walk-in closets, vaulted ceilings, attractive wall coverings, and porches. Optional amenities include fireplaces, wet bars and spa tubs, as well as retailer-installed options such as central air conditioning, garages, and furniture packages.

        The increased availability of fully featured homes that remain affordable, combined with scarce financing for single-section homes, has caused the mix of manufactured housing products to shift toward larger, multi-section homes, which accounted for 68% of industry shipments in calendar 2007, up from 47% in calendar 1991. This shift to higher-priced units contributed to an overall increase in total retail sales from approximately $4.7 billion in calendar 1991 to more than $5.7 billion in calendar 2007, despite reduced industry volumes. More recently, single-section homes have experienced an uptick while multi-section homes have declined. This is attributed to the slowdown in the site-built market, which has delayed the movement of potential customers, oftentimes retirees, who want to downsize from a site-built home to a manufactured home.

        Approximately two-thirds of the manufactured homes produced in the United States are placed on private property. The balance are located on leased sites in manufactured housing communities. Due to zoning restrictions, most manufactured housing is sold in rural regions and towns outside of major urban areas.

        The manufactured housing industry is cyclical and it is affected by general economic conditions and consumer confidence. For the most part, the industry has worked through the issues created several years ago related to excess manufacturing and retailing capacity, high dealer inventories, and competition from repossessed units being resold at greatly distressed prices. Retail volumes continue to be below the levels of the late 1990s, however, due to the replacement of loose credit practices and relatively low interest rates with unusually tight credit practices and relatively high interest rates. Due to the scarcity of chattel financing nationwide, the industry has trended toward more "land and home" or mortgage-type financing. Chattel financing is personal property financing, secured only by the home and not by the underlying land on which the home is sited.

        Interest rates for the financing of manufactured homes are generally higher and the length of loans shorter than for site-built homes. In addition, some lenders have stopped extending loans to manufactured housing buyers. This has had the effect of making financing for manufactured homes even more expensive and more difficult to obtain than financing for site-built homes, which had enjoyed a period of sustained low interest rates and liberal lending practices until the beginning of calendar 2007. The recent turmoil in the subprime sector of site-built home financing may narrow the disadvantage experienced by manufactured housing over the last several years.

        Industry manufacturing and retail capacity have been reduced significantly in response to the financing environment, but manufacturing capacity in the industry still greatly exceeds current retail demand. More than half of the retail lending capacity available in 2000 has exited the business. Although a few lenders have entered the market since late 2003, the volume of financing is still insufficient and has not yet translated into higher shipments. Ultimately, the availability of reasonable retail financing will be a key to an industry recovery. In April, 2008, the Manufactured Housing Institute projected that calendar 2008 would show shipments of 96,000, a level unchanged when compared to shipments in 2007.

        Modular homes constitute a segment of the housing industry that are built to local or regional building codes but, like the HUD-Code manufactured home, are produced in a factory setting enabling the use of assembly-line techniques resulting in a high-quality home built more efficiently. A modular home offers consumers the ability to secure more traditional mortgage financing at rates competitive with a site-built home. Approximately 32,300 modular homes were shipped in calendar year 2007, down 16% from the prior year. Despite lower shipments overall, modular home shipments increased over 300% and 59% in 2006 and 2007, respectively, in the Gulf states of Mississippi and Louisiana, regions still devastated by the effects of Hurricane Katrina. Modular homes are a viable alternative to site-built homes in the Gulf Coast region and, in addition to the advantages usually attributed to this form of housing, offer a very practical solution to the housing needs in a market plagued with severe labor shortages. As an alternative, factory-built homes can be manufactured in nearby regions and then quickly assembled on site.

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

  Our Manufactured Housing Business

        We are the second-largest producer of HUD-Code manufactured housing in the United States as measured by units shipped to dealers, and we distribute our products through a network of approximately 1,400 dealers in 46 states. In calendar 2007, we shipped approximately 80% of our homes to dealers in the 20 states that constitute the largest markets for manufactured housing, including California, Florida, Louisiana, Mississippi and Texas. We are a leading producer of both single-section and multi-section manufactured homes, and our share of the manufactured housing market, based upon shipments to dealers, was 13.4% in calendar 2007.

	Calendar Year Shipments
	2007		2006		2005
	Industry Shipments	Fleetwood Share	Industry Shipments	Fleetwood Share	Industry Shipments	Fleetwood Share
Single-section	30,737	10.6%	33,033	10.9%	51,401	15.8%
Multi-section	65,015	14.7	84,338	13.7	94,674	16.5

Total	95,752	13.4	117,371	12.9	146,075	16.2

        Source: Manufactured Housing Institute

        Our single-section homes generally range in size from 530 square feet to 1,290 square feet. The average single-section home retailed in fiscal 2008 for approximately $35,000 (excluding land costs). Our single-section homes are designed for the affordable housing market, which includes first-time, retiree and value-oriented buyers.

        Our multi-section homes, which generally range in size from 750 square feet to 3,420 square feet, sold for an average retail price of approximately $62,000 (excluding land costs).

Supply Operations

        During fiscal 2008, our Supply Group consisted of two fiberglass manufacturing operations, a lumber brokerage business, and an import sales and distribution operation. Late in the fourth quarter, the Fontana, CA, fiberglass operation was closed and the Supply Group was reorganized. The remaining fiberglass plant and the import operation now make up the RV supply division of the RV Group. The lumber brokerage operation is now included in the Housing Group. These businesses have provided a reliable source of quality components for our internal production requirements.

Discontinued Operations

  Folding Trailer Subsidiary

        Prior to fiscal year end, we entered into negotiations to sell our folding trailer subsidiary and designated it as "held for sale." We originally acquired the folding trailer business late in 1989, but it has not been profitable in recent years and has not proven to be particularly synergistic with the rest of our RV businesses. The sale of the folding trailer business is consistent with our goal of focusing on core businesses and adjusting to changing markets. On May 12, 2008, we completed the sale of the stock and real estate of Fleetwood Folding Trailers, Inc.

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

Competition in Our Business

        The recreational vehicle market is highly competitive, with numerous participants. The five largest manufacturers represented approximately 64% of the retail market in calendar 2007, including our sales, which represented 7.6% of the total market. For calendar 2007, we held a 16.4% share of the motor home market and a 5.9% share of the travel trailer market.

        The manufactured housing industry is also highly competitive. For calendar 2007, there were approximately 65 manufacturers, with the 10 largest companies accounting for approximately 77% of the retail market, including our sales, which represented 13.8% of the retail market. Manufactured homes compete with used and repossessed manufactured homes, new and existing site-built homes, apartments, townhomes, and condominiums. Competition is based primarily on price, product features, reputation for service and quality, merchandising, and availability and cost of dealer and retail customer financing.

Competitive Advantages

        We believe that we have certain competitive advantages as described below.

  We have a leadership position in both the recreational vehicle and manufactured housing industries

        We have held leading positions in both the recreational vehicle and manufactured housing industry for many years. We offer a broad lineup of recreational vehicle products that cover most price points and are one of the largest players in both the motor home and travel trailer markets. In addition, we are the second largest producer of HUD-Code manufactured housing in the United States. Both the recreational vehicle and manufactured housing industries are relatively fragmented, and our scale and market leadership provide a number of competitive advantages compared to smaller competitors in each industry, including the areas of purchasing efficiencies and service and warranty support.

  We have highly regarded dealer networks in each of our segments

        Our dealer network includes many of the largest and most successful retailers in the recreational vehicle and manufactured housing industries. We strive to develop and implement "best practices" among our dealers through training programs and manuals. We have a comprehensive dealer agreement for our recreational vehicle dealers (endorsed by the Recreation Vehicle Dealers Association) that requires our dealers, in most circumstances, to meet certain criteria with regard to sales and stocking requirements and customer satisfaction goals. In the manufactured housing business, approximately 25% of our distribution points are exclusive.

  We have proven engineering and innovative product development capabilities

        We generally conduct product development activities on a national basis for recreational vehicles and on a regional basis for manufactured housing to reflect regional preferences and trends. We develop innovative new products and product enhancements through an integrated approach that includes retail customer and dealer surveys, market research, engineering, sales, manufacturing, and our suppliers. As a result, we are able to design and manufacture quality products that address both industry trends and specific customer requirements in an efficient, cost-effective and timely manner. Fleetwood expenses research and development costs in the periods incurred. Expenditures for product research and development activities were $19.5 million in fiscal 2008, $21.2 million in fiscal 2007 and $23.5 million in fiscal 2006.

  We deliver high-quality products and customer service

        We promote customer loyalty through the design of quality products and the delivery of a satisfying customer experience before, during, and after the sale. Our approach to quality improvement focuses on increasing customer satisfaction by improving the function and reliability of our products by responding to customer feedback with product enhancements. In this regard, we have developed a number of ongoing processes, including:

  •
  designing our products with materials that meet and frequently exceed both government requirements and industry standards;

  •
  training both our employees and our dealers' employees in customer satisfaction techniques and quality improvement procedures;

  •
  providing additional services, such as comprehensive training of our dealers' employees and contractors regarding proper installation techniques for manufactured homes;

  •
  a pre-delivery inspection process on all recreational vehicles and factory trim-out on delivered manufactured homes;

  •
  offering competitive warranties and superior warranty service on our manufactured housing and recreational vehicle products; and

  •
  responding quickly to customer inquiries and concerns.

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

  We are led by an experienced management team whose interests are aligned with those of our shareholders

        Both our manufactured housing and recreational vehicle groups benefit from the significant experience of our management. We have enhanced our management team with the addition of seasoned industry veterans in key leadership positions who further strengthen our organization. Each member of our senior management team receives a portion of their annual compensation through equity incentives, plus a significant portion of potential cash compensation is based on operating performance; both incentives directly align management's interests with those of our shareholders.

Our Business Strategy

        Our current strategic plan is composed of the following broad elements: we are focused on generating cash and freeing up capital; we intend to make the organization and our people more nimble to respond to new markets and changes to existing ones; we intend to focus attention and resources on growth businesses; and we seek to improve operations to enhance competitiveness. To accomplish this, we are developing and/or have executed plans to sell non-core businesses and assets, right-size underperforming core businesses, invest appropriately in growth businesses, and prudently invest in lean manufacturing, quality, strategic pricing, and people. Our long-term goals are to improve our position as a leading provider of affordable, high-quality recreational vehicles and manufactured homes, to sustain long-term profitable growth, and to enhance shareholder value. More details regarding elements of our business strategy are described below:

  Provide the best product and value proposition to our customers

        Our goal is to consistently offer a high-quality product at an attractive value that is not exclusively price-driven. We seek to achieve that value proposition by focusing on the needs and preferences of our buyers at different product price points. We believe we are also effective at controlling costs while maintaining high quality standards because of our economies of scale, our purchasing efficiencies, and a fixed infrastructure that supports the potential for increasing profitability at higher production volumes. Our focus on engineering and innovative product development translates into products that meet ever-changing consumer preferences at the national level for recreational vehicles and at the regional level for manufactured housing. For example, we believe the design process is critical to our success, and we use feedback from development, manufacturing, and marketing cycles. Because of our market penetration and volumes, the costs of the design process are optimized. Our customers for both recreational vehicles and manufactured housing expect consistency and quality because of the brand reputation and consumer awareness of our products in the market. Finally, we believe that customers' experience with our products remains consistent through changing economic and sociological cycles because of the depth and background of our management team, which has experience functioning in different environments.

  Focus on manufacturing operations

        We have returned to our traditional focus on manufacturing operations and wholesale distribution channels in both our manufactured housing and recreational vehicle businesses, and we believe that this change in strategy will enhance our effort to regain the industry-leading position within both businesses. In the late 1990s, we adopted a vertically integrated approach to the manufactured housing business, but we exited our manufactured housing retail and financial services businesses during fiscal 2006.

  Increase market share in targeted product segments

        Fleetwood is one of the nation's leaders in both recreational vehicle and manufactured housing sales, and has been in a leadership position for over 30 years. We believe that innovative features and high value are the most important factors in building market share. Market share trends are continually studied to track the success of our products. These statistics can provide information as finite as how individual floor plans are performing in certain geographic areas. Market share can be skewed for a short time by such things as promotional activity, but over the longer term, provides a reliable report card. Growth in market share can provide stabilization or increases in sales even during market downturns. Perhaps most importantly, increased market share within product segments generally translates to higher volumes and longer runs of similar products, which in turn means higher labor efficiencies and better quality.

Sales and Distribution of Our Products

        Consistent with industry practice, we have historically marketed our products through many independent dealers, none of which individually accounted for a material part of our total sales. We expect to continue following this industry practice in both recreational vehicles and manufactured housing.

        As part of the sales process, we offer purchasers of our recreational vehicles comprehensive one-year warranties against defects in materials and workmanship, excluding only components that are separately warranted by a supplier. The warranty period for motor homes is one year or until the unit has been driven 15,000 miles, whichever occurs first, except for structural items, which are covered for three years. The travel trailer warranty is also for one year on most parts and manufacturing-related defects. With respect to manufactured homes, our warranty covers a one-year period, including coverage for factory-installed appliances. Company-wide annual direct and indirect expenses for product warranties and service were approximately $74 million for fiscal 2008, $103 million for fiscal 2007, and $121 million for fiscal 2006. We believe that our warranty program is an investment that supports our reputation for quality and reliability.

Financing of Our Products

        Generally, we sell recreational vehicles and manufactured homes to dealers under commitments from financial institutions that have agreed to finance dealer purchases. Consumer financing for recreational vehicles is currently readily available from a variety of sources including commercial banks, savings and loan institutions, credit unions, and consumer finance companies.

        In the fourth quarter we launched Fleetwood Financial Services (FFS), an arrangement that provides innovative, exclusive benefits to our recreational vehicle dealers, as well as competitive retail financing to their customers. The core offerings of FFS were co-developed with Bank of America Dealer Financial Services, and are designed to strengthen Fleetwood's partnership with its dealers and drive retail sales by enhancing customer financing options. The new venture will provide attractive wholesale and retail finance alternatives, reduce dealers' flooring costs, and further enhance the competitive advantage of Fleetwood's RV products as they are marketed through its U.S. network of independent motor home and travel trailer dealers. Under the arrangement, Fleetwood is not a principal to lending transactions and does not participate in any credit risks associated with lending activity.

        Manufactured housing retail lenders have experienced a more difficult funding environment over the last several years due to significant loan losses incurred between 2000 and 2003. Repossessions increased because some lenders had made loans to less-qualified applicants, and a significant number of these borrowers defaulted on their loans. Consequently, access to the asset-backed securities market as a source of funding has been constricted and the cost of funds has risen sharply. Lenders reacted by tightening credit standards for manufactured housing borrowers, significantly increasing interest rates and in some cases, by exiting the business. Although the industry has seen improvement in recent years in the rate of repossessions, the severity of related losses and some additional interest on the part of a few lenders, the availability of retail financing for manufactured housing buyers remains constrained.

        Sources for wholesale and retail financing in the manufactured housing industry also include commercial banks, savings and loan institutions, credit unions, and consumer finance companies, although wholesale financing is now highly concentrated within a few large institutions and the finance affiliates of certain vertically integrated manufacturers/retailers, the latter of which also have a large share of the retail financing arena.

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

Our Relationship with Our Employees

        As of July 1, 2008, we had approximately 6,400 employees. We provide most full-time employees with paid annual vacations, group life insurance, medical and hospitalization benefits, a retirement plan, and other fringe benefits. Approximately 450 of these employees hold management positions.

        As of year-end, a collective bargaining agreement was in effect at our folding trailer operation covering approximately 250 employees. We closed the sale of this operation on May 12, 2008. Earlier in the fiscal year we closed and sold another facility with a collective bargaining agreement. We had no other facilities with collective bargaining agreements, so currently there are no Fleetwood employees represented by a certified labor organization. In the past, we have experienced labor union organization activity at several manufacturing locations; however, in recent years labor union organizing activity has been subdued.

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

We have had significant losses over the last eight fiscal years and we may not be able to regain consistent profitability in the foreseeable future. This could cause us to limit future capital expenditures and also increase the difficulty of implementing our business and finance strategies or meeting our obligations when due.

        We have reported a net loss in each fiscal year since 2001, including a modest net loss in fiscal 2008. A failure to achieve consistent profitability may reduce our liquidity and may cause us to reduce our expenditures on capital improvements, machinery and equipment, and research and development. This could have a negative effect on our ability to maintain production schedules, manufacture high-quality products, and develop and manufacture new products that will achieve market acceptance. This could, in turn, have a negative effect on our sales and earnings. If we continue to suffer losses, we could be unable to implement our business and financial strategies or meet our obligations when due. Our losses in recent fiscal years were caused primarily by the following conditions:

  •
  reduced demand in the manufactured housing and, during certain periods, recreational vehicle industries;

  •
  lack of competitive products in certain segments of the travel trailer market;

  •
  manufacturing complexities resulting from the introduction of new products, primarily in the travel trailer segment;

  •
  interest payments on convertible debentures which we issued in 1998 and 2003;

  •
  low utilization of capacity, particularly in our manufactured housing and travel trailer plants;

  •
  certain wholesale and retail lenders abandoning the manufactured housing market;

  •
  restrictive lending standards in the manufactured housing market by the remaining retail lenders;

  •
  relatively high interest rates for manufactured homes as opposed to site-built homes;

  •
  reduced ability, particularly for recreational vehicle buyers, to borrow all or part of the purchase price against their home equity;

  •
  competition with resellers of repossessed manufactured homes;

  •
  competition from site-built homes purchased using plentiful sources of mortgage financing available on favorable terms;

  •
  variable economic conditions and diminished consumer confidence;

  •
  caution in potential motor home buyers, particularly first-time buyers, caused by high and volatile fuel prices;

  •
  our untimely entry into the manufactured housing retail business in the late 1990s;

  •
  excess retail inventories in manufactured housing in the early part of the decade;

  •
  overproduction of RVs at certain times, leading to excess finished goods inventories and increased retail inventories in our distribution network; and

  •
  lack of market acceptance of certain new products.

        We cannot provide assurance that the conditions that have resulted in substantial losses since fiscal year 2001 will not continue in fiscal 2009 and beyond.

Recent weakness in the recreational vehicle market and ongoing weakness in the manufactured housing market may continue to reduce the demand for our products.

        In the last two years, the recreational vehicle market has weakened in response to lower consumer confidence, volatile fuel prices, and higher interest rates. In recent months record fuel prices have seriously exacerbated the intermediate-term challenges for that market. The manufactured housing market has been in a prolonged slump that was initiated by undisciplined lending practices within the industry in the late 1990s, followed in recent years by tough competition from liberal financing of site-built homes. Default rates have fallen and inventories of repossessed homes have returned to more acceptable levels for manufactured homes; however, there can be no assurance that the demand for manufactured housing will recover to what historically was considered more normal levels. Additionally, the long-term effects from the fallout in the subprime mortgage sector remain unclear at this time but depressed prices and an increased number of foreclosures of site-built homes could reduce demand for our products. Ongoing weakness in both our principal industries would limit our growth opportunities and have a negative effect on future sales and profitability.

Global tensions and fuel shortages, higher prices for fuel and rising interest rates have a negative effect on consumer confidence and in turn diminish sales of our products, particularly recreational vehicles.

        Gasoline or diesel fuel is required for the operation of motor homes and vehicles used to tow travel trailers. Prices for these petroleum products have risen recently and, particularly in view of increased international tensions and increased global demand for oil, there can be no assurance that the supply of these products will continue uninterrupted, that rationing will not be imposed, or that the price of, or tax on, these products will not significantly increase in the future. Increases in gasoline prices and speculation about potential fuel shortages, combined with rising interest rates, have had an unfavorable effect on consumer confidence in the past. As a result, these forces have caused a decline in demand for recreational vehicles from time to time, which then had an adverse effect on our sales volume. This pattern of events has occurred recently and could happen again in the future. Increases in the price of oil can also result in significant increases in the price of many of the components in our products, which may have a negative effect on margins or sales volumes of those products.

Availability and cost of financing for our retailers or retail customers, particularly in our manufactured housing business, could continue to constrain our sales.

        Our dealers, as well as retail buyers of our products, generally secure financing from independent lenders, which, in the case of manufactured housing, have been negatively affected by adverse loan experience. For example, several national retail and wholesale lenders have withdrawn from the manufactured housing finance business in recent years, and a finance division of General Electric Credit Corp. recently withdrew from retail lending on most recreational vehicles and other leisure products. Reduced availability of such financing and higher interest rates have had, and continue to have, an adverse effect on the manufactured housing business and our housing sales. If this financing were to become unavailable or were to be further restricted, our results of operations would suffer. Availability of financing depends on the lending practices of financial institutions, financial markets, governmental policies, and economic conditions, all of which are largely beyond our control. For example, floorplan lenders have tightened credit availability, Conseco and Deutsche exited that business in the manufactured housing industry, and General Electric acquired Transamerica and Bombardier's manufactured housing wholesale finance businesses, thereby reducing competition. In addition, quasigovernmental agencies such as Fannie Mae and Freddie Mac, which are important purchasers of loans from financial institutions, have tightened standards relating to the manufactured housing loans that they will buy. Most states classify manufactured homes as personal property rather than real property for purposes of taxation and lien perfection. As a result, interest rates for manufactured homes are generally higher and the terms of the loans shorter than for site-built homes. In the current environment, financing for the purchase of manufactured homes is often more difficult to obtain than conventional home mortgages. In the RV business, access to home equity to help finance purchases has become more difficult for retail buyers, and a continuation of depressed real estate prices and stringent home equity lending will further reduce recreational vehicle sales in the future. There can be no assurance that affordable wholesale or retail financing for either manufactured homes or recreational vehicles will be available on a widespread basis in the future.

We may be unable to comply in the future with financial tests and covenants in our senior secured credit facility, which could result in a default under that facility, in which event our lenders could accelerate our debt or take other actions that could restrict our ability to operate.

        In January 2007, we announced the early renewal and extension of our secured credit facility with Bank of America. If our liquidity and our operating results deteriorate significantly due to business or economic conditions, we could breach covenants under the amended and restated facility, resulting in a default. We have amended the facility on several occasions since we first entered into it in 2001 to reset financial requirements that could have led to potential covenant breaches.

        Under the amended senior secured facility agreement, we are subject to a financial performance covenant only if our average monthly liquidity, defined as cash, cash equivalents, and unused borrowing capacity, falls below $50 million for any calendar month or $25 million on any one day, or average daily availability falls below $20 million in any month. Under these circumstances, we are required to meet a designated fixed charge coverage ratio. A breach of the covenant could result in a default under this facility, as well as a cross-default in our 5% convertible senior subordinated debentures and our capital lease obligations. In the event of a future default under our debt obligations, we cannot be certain that our lenders will agree to refrain from enforcing any remedies otherwise available to them or that they will grant us any further waivers or amend our covenants.

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

  •
  restrict our use of working capital and ability to make capital expenditures;

  •
  limit our ability to react to changes in market conditions due to a lack of resources to develop new products;

  •
  hamper the marketing of our products due to a lack of funds;

  •
  increase our risk of not surviving an extended downturn in our businesses compared to other competitors whose capital structures are less highly leveraged;

  •
  restrict our ability to merge with another company and to acquire, sell, or lease properties; and

  •
  cause us to seek protection from our creditors through bankruptcy proceedings or otherwise.

We may not be able to obtain corporate financing in the future, and the terms of any future financings may limit our ability to manage our business. Difficulties in obtaining financing on favorable terms would have a negative effect on our ability to execute our business strategy, and could cause dilution to our shareholders.

        In addition to capital available under the senior secured credit facility, we anticipate that we may be required to seek additional capital in the future, including financing necessary to refinance or replace existing long-term or convertible debt or to fund capital expenditures. In particular, we anticipate that we will need to meet the repayment terms of our outstanding $100 million aggregate principal amount of 5% convertible senior subordinated debentures. The holders of those debentures have the right to put them to us for repurchase on December 15, 2008. There can be no assurance that we will be able to obtain future financings, if needed, on acceptable terms, if at all, and the terms of any equity financings that we might undertake could cause dilution to our existing shareholders.

        On January 29, 2008, Moody's Investor Service lowered our corporate family credit rating from B3 to Caa1 and reaffirmed the rating of Caa3 on our convertible trust preferred securities, as well as their negative outlook for Fleetwood. In lowering the corporate rating, Moody's acknowledged that we had made notable progress in restructuring, reducing capacity, and lowering costs but noted that the benefits of these initiatives had been more than offset by weaker overall demand in both the RV and manufactured housing industries. They also cited their expectation that market pressure in both industries was likely to increase as a result of the slowdown in the US economy and a contraction in availability of credit to support retail purchases of our products. Moody's also commented that the likely requirement for us to redeem $100 million of senior subordinated debentures in December 2008 for cash or stock could put a strain on liquidity and/or the price of our stock. On March 14, 2008, Standard & Poor's Ratings Services lowered our corporate credit rating from B to CCC+. Concurrently, they also lowered their ratings on our convertible trust preferred securities from CCC to CC and our convertible senior subordinated debentures from CCC+ to CCC- and reaffirmed a negative outlook for us. They indicated that their ratings actions stemmed from concerns about ongoing losses, a more highly-leveraged balance sheet due to declining equity and potential near-term liquidity challenges related to the put option on our $100 million of senior subordinated debentures. They also cited unfavorable economic conditions, restricted financing, and low consumer sentiment as underlying reasons for the rating action. Subsequently, on May 22, 2008, Standard & Poor's further reduced the rating on our convertible trust preferred securities from CC to D as a consequence of our decision to defer the May 15, 2008 distribution on them. They also reaffirmed their negative outlook for us.

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

        The industries in which we operate are highly cyclical, as well as seasonal, and there can be substantial fluctuations in our manufacturing shipments, retail sales, and operating results, and the results for any prior period may not be indicative of results for any future period. Companies within both the manufactured housing and recreational vehicle industries are subject to volatility in operating results due to external factors such as economic, demographic, and political changes. Factors affecting the manufactured housing industry include:

  •
  interest rates, tight credit standards, and the availability of financing for manufactured homes;

  •
  general economic conditions (including consumer confidence, unemployment, inflation and interest rates);

  •
  inventory levels of dealers;

  •
  interest rates and terms of financing for site-built homes;

  •
  availability and prices of commodities;

  •
  availability of manufactured home sites;

  •
  defaults by retail customers resulting in repossessions;

  •
  apartment vacancies and rents; and

  •
  international tensions and hostilities.

        Factors affecting the recreational vehicle industry include:

  •
  overall consumer confidence and the level of discretionary consumer spending;

  •
  fuel availability and prices;

  •
  general economic conditions;

  •
  interest rates and availability of financing;

  •
  international tensions and hostilities;

  •
  manufacturer and dealer inventory levels;

  •
  unemployment trends; and

  •
  availability and prices of commodities.

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

When we introduce new products or enter into new business segments, we may incur expenses or consume liquidity for reasons that we did not anticipate, such as recall expenses, resulting in reduced earnings.

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

Excess retail inventories of our products, especially in the recreational vehicle industry, and housing repossessions and foreclosures may have a negative effect on our sales volume and profit margins.

        The level of manufactured housing and recreational vehicle retail inventories and the existence of repossessed homes in the market can have a significant effect on manufacturing shipments and operating results. Motor home dealer inventory levels were high in 2005, but have stabilized after three years of inventory correction. The travel trailer industry inventories were also high, but wholesale shipment trends since the latter part of 2006, as evidenced by dealers drawing down inventories to reflect reduced current and anticipated retail sales, have resulted in a lowering of inventories to fit current market conditions. The manufactured housing industry experienced excess dealer inventories for a more extended period of time over the past several years. The continued limited availability of manufactured housing retail financing and competition from the resale of a large number of repossessed homes due to liberal lending standards several years ago extended the inventory adjustment period beyond what was originally expected. These factors in the manufactured housing industry appear to have stabilized; however, recent difficulties in the subprime conventional housing mortgage industry have resulted in an increase in loan defaults and an increase in the inventory of foreclosed homes, which has reduced prices for those homes and, accordingly, is likely to negatively affect the market for manufactured homes and our operating results, at least in the short-term.

Our repurchase agreements with floorplan lenders could result in increased costs.

        In accordance with customary practice in the manufactured housing and recreational vehicle industries, we enter into repurchase agreements with various financial institutions pursuant to which we agree, in the event of a default by an independent retailer in its obligation to these credit sources, to repurchase product at declining prices over the term of the agreements, typically 12, 18 or 24 months. The difference between the repurchase price, plus any refurbishment costs, and the price at which the repurchased product can then be resold, which is typically at a discount to the original sale price, represents a financial expense to us. Thus, if we were required to repurchase a large number of manufactured homes or recreational vehicles in the future, this could decrease our sales and increase our costs, which could have a negative effect on our earnings and working capital. Tightened credit standards by lenders and more aggressive attempts to accelerate collection of outstanding accounts with dealers could result in defaults by dealers and consequent repurchase obligations on our part that may be higher than has historically been the case. During fiscal 2008, we repurchased 65 manufactured homes and 94 recreational vehicles at an aggregate gross purchase price of $4.8 million, incurring a loss after resale of approximately $730,000, compared to repurchases during fiscal 2007 of 57 manufactured homes and 39 recreational vehicles at an aggregate purchase price of $2.4 million, and a loss after resale of approximately $744,000.

If the frequency and size of product liability, wrongful death, and other claims against us should increase, our business, results of operations, and financial condition may be harmed.

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

The recreational vehicle and manufactured housing industries are highly competitive and some of our competitors have stronger balance sheets and cash flows, as well as greater access to capital, than we do. The relative strength of our competitors could result in lower sales volume for us, which could have an adverse effect on our results of operations and financial condition.

        The recreational vehicle market is highly competitive and has experienced some industry consolidation in recent years. Sales from the five largest manufacturers represented approximately 64% of the retail market in calendar 2007, including our sales, which represented 7.6% of the market. Competitive pressures, especially in the entry-level segment of the market for travel trailers, have resulted in a reduction of profit margins. Sustained increases in competitive pressures could have an adverse effect on our results of operations. There can be no assurance that existing or new competitors will not develop products that are superior to our recreational vehicles or that achieve better consumer acceptance, thereby adversely affecting our sales volume and profit margins.

        The manufactured housing industry is also highly competitive. As of December 31, 2007, there were approximately 65 manufacturers of homes and fewer than 5,000 active retailers. Based on retail sales, the 10 largest manufacturers accounted for approximately 77% of the retail manufactured housing market in calendar 2007, including our sales, which represented 13.8% of the market. Competition with other housing manufacturers is based primarily on price, product features, reputation for service and quality, retail inventory, merchandising, and the terms and availability of wholesale and retail customer financing. Manufacturing capacity currently exceeds retail demand, and continued overcapacity of manufactured housing could lead to greater competition and result in decreased margins, which could have an adverse effect on our results of operations.

        In addition, manufactured homes compete with new and existing site-built homes, apartments, townhouses, and condominiums. With ample availability of construction financing in recent years and the relative ease of securing mortgage financing as a result of low lending standards, interest in such housing increased, reducing the demand for manufactured homes.

        Manufactured homes also compete with resales of homes that have been repossessed by financial institutions as a result of credit defaults by dealers or customers. Repossession rates for conventional homes are increasing in light of recent difficulties in the subprime mortgage market. Although repossession rates for manufactured homes have declined more recently after hitting historic highs several years ago, there can be no assurance that they will not rise again, thereby adversely affecting our sales volume and profit margins.

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

The market for our manufactured homes is heavily concentrated in the southern and western parts of the United States, especially in Florida and California, and a continued decline in demand in those areas could have a material negative effect on sales.

        The market for our manufactured homes is geographically concentrated, with the top 15 states in volume accounting for 75% of our retail sales in calendar 2007. California and the southern, southwest and south central United States account for a significant portion of our manufactured housing sales, with the Texas, Florida and California markets alone accounting for 40% of sales. A downturn in economic conditions in these regions that is worse than that of other regions could have a disproportionately material adverse effect on our results of operations. We have experienced a steep decline in the demand for manufactured homes in recent years in Florida, California, and Arizona. There can be no assurance that the demand for manufactured homes will not continue to decline in those regions or other areas in which we experience high product sales, resulting in an adverse effect on our results of operations.

Increased costs, including costs of component parts and labor, potentially affected by changes in labor rates and practices, could reduce our operating income.

        The availability and pricing of manufacturing components, including commodities and labor, as well as changes in labor practices, may significantly affect our results of operations. Although we attempt to mitigate the effect of any cost escalation in components and labor costs by negotiating with current or new suppliers and by increasing productivity or, where necessary, by increasing the sales prices of our products, we cannot be certain that we will be able to do so without it having an adverse impact on the competitiveness of our products and, therefore, our sales volume. Changes in labor rates and practices, including changes resulting from union activity, could significantly affect our costs and thereby reduce our operating income. Any failure to offset increases in our manufacturing costs could have an adverse effect on our margins, operating income, and cash flows. Even if we were able to offset higher manufacturing costs by increasing the sales prices of our products, the realization of any such increases often lags behind the rise in manufacturing costs, especially in our manufactured housing operations, due in part to our commitment to give our retailers price protection with respect to previously placed customer orders.

We depend on a small group of suppliers for some of our components, and the loss of any of these suppliers could affect our ability to obtain components at competitive prices, which would lower our sales and profit margins.

        Most of the materials purchased for our core products are commodity type items and are readily available from multiple sources. Several of our recreational vehicle components, however, are specialty tooled proprietary parts that are single sourced from national suppliers. Although we own the tooling for those parts and could relocate the production, that relocation could lead to higher prices for the parts and delays in production. Motor home chassis are only available from a limited number of suppliers and often need to be ordered well in advance of delivery. Spartan and Freightliner supply diesel-powered chassis,

Workhorse Custom Chassis and Ford Motor Company are the dominant suppliers for the Class A and Class C gas chassis, and Chrysler supplies Class C diesel chassis. Shortages, production delays, or work stoppages by any of these suppliers could have a material adverse effect on our sales. If we could not obtain an adequate chassis supply, our sales and earnings would suffer.

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

        Both our recreational vehicle and manufactured housing businesses are subject to extensive federal and state regulations, including construction and safety standards for manufactured homes and safety and consumer protection laws relating to recreational vehicles. Amendments to any of these regulations and the implementation of new regulations could significantly increase the costs of manufacturing, purchasing, operating, or selling our products and could have an adverse effect on our results of operations. Recently, for example, there have been suggestions in Congressional hearings that the Congress and regulators may seek to impose more stringent laws and regulations regarding the use of products containing formaldehyde, a substance found in numerous building materials, furniture, carpets and curtains, etc.

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

        Section 404 of the Sarbanes-Oxley Act requires us to evaluate annually the effectiveness of our internal controls over financial reporting as of the end of each fiscal year and to include a management report assessing the effectiveness of our internal controls over financial reporting in our annual report. Section 404 also requires our independent registered public accounting firm to attest to, and report on, management's assessment of our internal controls over financial reporting. If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented, or amended from time to time, we can make no assurance that we will be able to conclude in the future that we have effective internal controls over financial reporting in accordance with Section 404. If we fail to maintain a system of effective internal controls, it could have an adverse effect on our business and stock price.

We are not currently paying dividends on our common stock, and we are deferring payment of distributions on our convertible trust preferred securities.

        In 2001 we discontinued the payment of dividends on our common stock and temporarily deferred distributions on our 6% convertible trust preferred securities before repaying them in full in February 2006. In April 2008, we again elected to defer payment of the distributions on the convertible trust preferred securities, the terms of which provide for the option to defer distributions for a period of up to 20 consecutive quarters. During the period wherein, we are deferring distributions on the 6% convertible trust preferred securities, we cannot declare or pay any dividends on our common stock. Even after we resume making distributions on the 6% convertible trust preferred securities, our board of directors does not currently contemplate paying dividends on our common stock and may not for the foreseeable future.

The utilization of our substantial net operating loss carryforward may, under certain circumstances, be subject to limitations which would reduce profits by increasing tax expense.

        At April 27, 2008, Fleetwood had a domestic Federal net operating loss carryforward of approximately $375 million. Companies are subject to a change of ownership test that, if met, would limit the annual utilization of the carryforward. The change of ownership test can be triggered over time by the cumulative effect of certain significant shareholders buying and selling Fleetwood stock, and is therefore outside our control. If the test is met, our ability to apply the net operating loss carryforward to future income could be limited, and we could therefore suffer higher-than-anticipated tax expense, and consequently lower net income, in those future years.

Item 1B. Unresolved Staff Comments

        Not applicable.

Item 2. Properties

        On April 10, 2008, we completed the sale of the Company's corporate headquarters in Riverside, California, for a price of $23.5 million, net of expenses. The sale generated a gain of approximately $22 million, of which $15 million was recognized in the fourth quarter. A portion of the property is subject to a seven-year lease and the remaining gain is being recognized ratably over the lease period. The previously mentioned lease is for 78,116 square feet for executive offices located at 3125/3075 Myers Street in Riverside, California, and, in addition, we lease approximately 90,000 square feet for division offices and research and development facilities located at 2990/2970 on the same street.

        The table below describes additional property and buildings used for manufacturing, research and development, and administrative purposes as of July 1, 2008. For the most part, we own these properties and buildings, except as noted below, and we believe they are suitable and adequate for our purposes. We have granted a security interest in some of these properties to our lenders under the senior secured credit facility and pursuant to an equipment lease.

Facility and Location	Approximate Acreage	Approximate Square Footage
Plants Producing Manufactured Housing:
Glendale, Arizona	36.3	126,000
Riverside, California	18.8	104,500
Woodland, California	15.8	145,600
Auburndale, Florida	15.6	102,700
Alma, Georgia	23.6	98,700
Douglas, Georgia	18.0	205,800
Douglas, Georgia	20.7	140,100
Willacoochee, Georgia	33.2	138,300
Nampa, Idaho	19.8	157,000
Garrett, Indiana	22.1	124,500
Benton, Kentucky	22.4	114,100
Pembroke, North Carolina	32.4	135,600
Woodburn, Oregon	22.4	200,600
Elizabethtown, Pennsylvania	19.7	116,800
Lafayette, Tennessee(1)	18.2	197,700
Belton, Texas	20.8	164,600
Waco, Texas	18.3	125,900
Waco, Texas	13.0	120,600
Rocky Mount, Virginia	26.3	135,000
Plants Producing Recreational Vehicles:
Motor Homes:
Riverside, California	45.2	293,900
Decatur, Indiana	91.6	473,900
Decatur, Indiana	25.3	184,700
Paxinos, Pennsylvania	123.4	541,600
Travel Trailers:
Crawfordsville, Indiana(2)	14.4	143,300
Edgerton, Ohio	40.6	94,300
LaGrande, Oregon	30.3	97,300
Pendleton, Oregon	21.2	202,300
Mexicali, Baja, Mexico(3)	2.9	78,700
Folding Trailers:
Somerset, Pennsylvania(4)	42.6	407,000

Plants Producing Components:
Decatur, Indiana	20.3	257,500
Motor Home Service Facilities:
Decatur, Indiana	34.8	179,500
Division Offices and Research and Development Facilities:
Riverside, California(3)	n/a	90,000

(1)
Plant re-opened during fiscal 2008.

(2)
Includes a 17,800 square foot building leased from an unaffiliated third party.

(3)
Facility is leased from an unaffiliated third party.

(4)
Facility sold subsequent to fiscal 2008.

Idle Facilities

        There were 13 idle manufacturing facilities at the end of fiscal 2008 and 21 idle manufacturing facilities at the end of fiscal 2007. During fiscal 2008, we re-opened one housing facility in Lafayette, Tennessee, and idled two housing facilities in Gallatin, Tennessee and Woodland, Washington, two travel trailer facilities in Campbellsville, Kentucky and Lindsay, Canada, and one supply facility in Riverside, California. We also sold six travel trailer facilities (Rialto, California; Campbellsville, Kentucky; Williamsport, Maryland; Lindsay, Canada; and two facilities in Longview, Texas), we sold one supply facility in Fontana, California, we sold one motor home service facility in Paxinos, Pennsylvania, which we previously leased to an unaffiliated third party, and we sold four idle housing facilities (Elizabethtown, Pennsylvania; Roxboro, North Carolina; Waco, Texas; and Westmoreland, Tennessee).

        The following company-owned manufacturing facilities were not in operation as of April 27, 2008:

Facility and Location	Approximate Acreage	Approximate Square Footage
Riverside, California(1)	10.0	115,000
Alma, Georgia(2)	20.0	137,200
Broxton, Georgia	20.0	137,200
Pearson, Georgia	16.2	144,200
Garrett, Indiana	20.4	104,900
Hancock, Maryland	21.3	118,400
Lumberton, North Carolina	52.0	122,400
Pembroke, North Carolina(2)	—	73,500
Gallatin, Tennessee	18.2	205,000
Westmoreland, Tennessee	20.6	124,400
Belton, Texas	32.6	140,400
Woodland, Washington	22.4	169,600
Waco, Texas(3)	19.8	104,300

(1)
Former RV supply manufacturing facility idled in fiscal 2008.

(2)
Acreage shared with active manufacturing facility.

(3)
Manufacturing facility partially used for regional office operations.

Item 3. Legal Proceedings

        Fleetwood is regularly involved in legal proceedings in the ordinary course of business. For certain cases the Company is self-insured; for others, including products liability, insurance covers a portion of Fleetwood's liability under some of this litigation. In the majority of cases, including products liability cases, Fleetwood prepares estimates based on historical experience, the professional judgment of legal counsel, and other assumptions it believes to be reasonable. As additional information becomes available, Fleetwood reassesses the potential liability related to pending litigation and revises the related estimates. Such revisions and any actual liability that greatly exceeds Fleetwood's estimates could materially impact Fleetwood's results of operations and financial position.

        As of May 29, 2008, we have settled all ongoing litigation with The Coleman Company, Inc., and all pending proceedings have been dismissed. We paid Coleman $10 million in cash and agreed to release Coleman from the restriction on licensing its name to an RV company. In 2005, we posted an appeal bond, supported by a letter of credit, in the amount of $18 million, and had previously recorded cumulative accounting charges of $19.2 million. The reversal of $9.2 million of the prior charges, as a result of the settlement, has been reflected through discontinued operations in the fourth quarter of fiscal 2008.

        The previously reported case, Brodhead et al v. Fleetwood Enterprises, Inc., has been settled in exchange for a payment of $100,000, which we paid on June 19, 2008, and we also agreed to reimburse certain costs for named plaintiffs.

        Fleetwood is now painting motor homes at its Riverside, California plant under a permanent variance. Since July 2004, the Company had been operating the paint facility pursuant to experimental variances granted by the California Division of Occupational Safety and Health (the Division), which is the enforcement and consultation agency for the California Occupational Safety and Health program (Cal/OSHA). Although Fleetwood believes it is providing safety and health protection to employees that goes beyond the protection required by Cal/OSHA, a variance from a Cal/OSHA standard is required wherever an employer is recirculating air in paint spray booths. Fleetwood applied to the California Occupational Safety and Health Appeals Board (the Board) for a permanent variance and after several hearings on that application, a permanent variance was granted by the Board on October 18, 2007, subject to numerous conditions. On November 27, 2007, Fleetwood filed a petition to modify one of the conditions, and the Division filed a petition to have the variance revoked. Meanwhile, Fleetwood and the Division continue to hold productive discussions and are taking steps with a view to implementing a stipulated resolution of the issue. If the permanent variance were to be revoked, then Fleetwood would be unable to use the spray booths as currently deployed unless a court intervened to grant Fleetwood relief.

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

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of the shareholders of Fleetwood during the fourth quarter of fiscal year 2008.

Executive Officers of the Registrant

Name	Title	Age
Elden L. Smith	President and Chief Executive Officer	68
Boyd R. Plowman	Executive Vice President and Chief Financial Officer	64
Paul C. Eskritt	President—Recreational Vehicle Group	48
Charles E. Lott	President—Housing Group	60
Andrew M. Griffiths	Senior Vice President and Chief Accounting Officer	42
Leonard J. McGill	Senior Vice President, General Counsel and Secretary	50
Michael B. Shearin	Senior Vice President—Human Resources and Administration	42
Lyle N. Larkin	Vice President, Treasurer and Assistant Secretary	63
James F. Smith	Vice President and Controller—Operations	60

        Elden L. Smith returned to Fleetwood in March 2005 as President and Chief Executive Officer after a seven-year retirement. Before retiring, he had worked for us for almost 30 years, serving as the executive in charge of the Recreational Vehicle Group from 1973 until 1997.

        Boyd R. Plowman was named Senior Vice President and Chief Financial Officer in October 2000, and was promoted to Executive Vice President in December 2001. He first joined Fleetwood in 1969, and had been Chief Financial Officer for 14 years before leaving in 1987. He rejoined Fleetwood in 1997 as Vice President—Retail Housing as well as the Senior Vice President and Chief Financial Officer of its subsidiary, Fleetwood Retail Corp.

        Paul C. Eskritt was appointed to his current position in April 2007. He joined Fleetwood in 1999 as Motor Home Division Controller and, in 2001, he was promoted to RV Group Controller. The following year, he was named General Manager of our largest motor home plant. In October 2005, Eskritt was appointed Vice President—Motor Home Division. He was named Executive Vice President—RV Group in January 2007.

        Charles E. Lott rejoined Fleetwood as Executive Vice President—Housing Group in April 2005. He was named to his current position in April 2007. Before retiring in 2002, he was a vice president, heading up the Housing Group's Eastern Region, a position he had held since 1997. He has worked for Fleetwood for all but six years of his 35-year career in the manufactured housing industry.

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

        Michael B. Shearin rejoined Fleetwood as Vice President—Human Resources in September 2005, and was named to his current position in April 2007. He originally joined Fleetwood in 1999 as its first compensation manager. In 2001, he was promoted to Human Resources Director—Compensation and Benefits. In 2002, he left to join McKesson Corporation. He was Director—Compensation and Benefits at McKesson until his return to Fleetwood.

        Lyle N. Larkin has served in his current position of Treasurer since 1990 and was promoted to Vice President in July 1998. He was hired by Fleetwood in 1979 as Controller for the Motor Home Division and prior to his current appointment was promoted to the positions of RV Group Controller and Controller—Operations.

        James F. Smith joined Fleetwood in 1977 as Assistant Controller in the Housing Group. He was named RV Group Controller in 1987, and appointed as Vice President—Controller and Chief Accounting Officer in February 2001. He was named Vice President—Towable Operations in February 2004. He was appointed Vice President-Strategic Planning and Corporate Development in August 2004, and moved to his current position in June 2006.

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

Quarter	High	Low
Fiscal 2007
First Quarter	$10.24	$6.42
Second Quarter	8.28	6.33
Third Quarter	9.44	6.59
Fourth Quarter	9.74	7.11
Fiscal 2008
First Quarter	$11.41	$8.15
Second Quarter	11.14	7.82
Third Quarter	9.56	4.45
Fourth Quarter	5.25	3.37

        On July 1, 2008, there were approximately 900 shareholders of record of our common stock.

Performance

        The following graph summarizes the cumulative return* on our stock price compared to the S&P 600 Index and a group of our peers for the previous five years. There is no currently available published index of companies involved in the same businesses as ours. The peer group consists of the following companies: Cavalier Homes, Inc., Champion Enterprises, Inc., Coachmen Industries, Inc., Monaco Coach Corporation, National R.V. Holdings, Inc., Palm Harbor Homes, Inc., Skyline Corp., Thor Industries, Inc., and Winnebago Industries, Inc. The peer group contains the largest public companies in our industries, the performance of which investment analysts generally compare to our performance. None of these companies is truly comparable to us. Most are smaller, some are involved only in manufactured housing and others only in recreational vehicles and some own retail businesses and are vertically integrated. With respect to all companies in the peer group, we have weighted the returns of each company to reflect relative stock market capitalization at the beginning of the period.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Fleetwood Enterprises, Inc., The S&P Smallcap 600 Index
And A Peer Group

*
$100 invested on 4/27/03 in stock or 4/30/03 in index-including reinvestment of dividends. Indexes calculated on month-end basis.

	4/27/03	4/25/04	4/24/05	4/30/06	4/29/07	4/27/08
Fleetwood Enterprises, Inc.	100.00	313.65	163.45	188.76	173.29	75.10
S&P Smallcap 600	100.00	139.94	154.54	203.05	218.58	198.81
Peer Group	100.00	203.44	170.41	229.83	199.37	133.76

Dividend Policy

        On October 30, 2001, we announced that we would discontinue the payment of dividends. Our board of directors does not currently contemplate resuming the payment of dividends on our common stock. Additionally, we cannot declare or pay any dividends on our common stock if we are deferring distributions on the 6% convertible trust preferred securities. In April 2008, we elected to defer payment of the distributions on the convertible trust preferred securities, the terms of which provide for the option to defer distributions for up to 20 consecutive quarters.

Equity Compensation Plan

        We provide the equity compensation plan information required by Item 201(d) of Regulation S-K in Part III, Item 12 of this annual report on Form 10-K.

Item 6. Selected Financial Data

Five-Year Summary of Selected Financial Data

	Fiscal Years Ended April
	2008	2007	2006	2005	2004
	(Amounts in thousands, except per share data)
Net sales	$1,659,980	$1,919,347	$2,348,382	$2,289,531	$2,256,417

Operating income (loss)	$17,833	$(57,779)	$35,720	$(17,564)	$79,721

Income (loss) from continuing operations before income taxes	$(718)	$(58,904)	$11,495	$(45,252)	$36,659
Benefit (provision) for income taxes	3,637	(19,109)	(11,345)	(1,351)	(18,449)

Income (loss) from continuing operations	2,919	(78,013)	150	(46,603)	18,210
Loss from discontinued operations, net	(3,932)	(11,948)	(28,587)	(114,856)	(40,471)

Net loss	$(1,013)	$(89,961)	$(28,437)	$(161,459)	$(22,261)

Earnings (loss) per common share—diluted:
Income (loss) from continuing operations	$.05	$(1.22)	$—	$(.84)	$.46
Loss from discontinued operations	(.07)	(.19)	(.47)	(2.08)	(1.03)

Net loss per common share	$(.02)	$(1.41)	$(.47)	$(2.92)	$(.57)

Weighted average common shares—diluted	64,511	63,964	60,182	55,332	39,342

Balance sheet data at end of period:
Cash, restricted cash and marketable investments	$100,139	$76,288	$145,908	$45,475	$123,821
Property, plant and equipment, net	146,573	185,454	210,100	223,879	220,886
Total assets	625,571	703,171	862,035	1,010,247	1,075,709
Short-term debt
Long-term debt	176,287	277,650	333,341	319,088	374,950
Total liabilities	539,303	617,164	691,090	884,791	829,427
Shareholders' equity	86,268	86,007	170,945	125,456	246,282
Other Data:
Gross profit margin	15.1%	13.8%	17.5%	16.9%	17.7%
Operating income (loss) margin	1.1%	(3.0)%	1.5%	(0.8)%	3.5%
Depreciation and amortization	$19,538	$25,074	$23,387	$22,203	$23,087
Capital expenditures	6,019	7,752	15,303	32,528	25,432
Cash flow provided by (used in) operations	(31,049)	(31,345)	39,635	(77,871)	(2,343)
Cash flow provided by (used in) investing activities	35,653	3,561	(16,508)	(23,202)	(20,592)
Cash flow provided by (used in) financing activities	1,764	(35,175)	37,027	40,910	119,733
Cash flow provided by (used in) discontinued operations	(494)	(8,523)	33,187	(20,551)	(46,936)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Selected Segment Data

	Fiscal Years Ended April
	2008	2007	2006	2005	2004
	(Dollars in thousands)
OPERATING REVENUES:
RV Group
Motor homes	$919,578	$961,925	$976,698	$1,097,091	$1,104,624
Travel trailers	219,014	391,310	551,501	477,610	570,420
RV supply	24,449	47,651	49,933	53,804	37,159

	1,163,041	1,400,886	1,578,132	1,628,505	1,712,203
Housing Group	496,939	518,461	795,877	788,763	661,349
Intercompany sales	—	—	(25,627)	(127,737)	(117,135)

	$1,659,980	$1,919,347	$2,348,382	$2,289,531	$2,256,417

OPERATING INCOME (LOSS):
RV Group	$3,000	$(51,581)	$8,662	$(10,540)	$63,922
Housing Group	8,608	(2,557)	38,831	7,548	6,581
Corporate and other	6,225	(3,641)	(11,773)	(14,572)	9,218

	$17,833	$(57,779)	$35,720	$(17,564)	$79,721

UNITS SOLD:
RV Group
Motor homes	7,804	8,496	9,074	10,566	11,203
Travel trailers	10,926	22,035	34,425	28,927	34,351

	18,730	30,531	43,499	39,493	45,554

Housing Group
Single-section	3,396	3,099	8,145	7,524	4,627
Multi-section	8,941	10,158	14,536	16,438	16,232
Modular	759	—	—	—	—

	13,096	13,257	22,681	23,962	20,859
Less intercompany	—	—	(673)	(3,486)	(3,414)

	13,096	13,257	22,008	20,476	17,445

        The folding trailer business, which was formerly part of the RV Group, was sold in fiscal 2008 and is now treated as a discontinued operation. Units sold by the folding trailer division were:

Folding trailers	8,295	10,223	11,075	11,253	14,543

        Intercompany units sold represent Housing Group sales to the retail business, which was sold in fiscal year 2006 and is now treated as a discontinued operation. Units sold by the retail business were:

Retail
Single-section	—	—	359	1,079	1,164
Multi-section	—	—	1,034	3,078	3,563

	—	—	1,393	4,157	4,727

Overview

        Fleetwood is one of the nation's leaders in producing both recreational vehicles and manufactured housing. The RV Group sold 18,730 and 30,531 recreational vehicles in fiscal 2008 and 2007, respectively. In calendar 2007, we had a 7.6% share of the overall recreational vehicle retail market, consisting of a 16.4% share of the motor home market and a 5.9% share of the travel trailer market. The Housing Group shipped 13,096 and 13,257 manufactured homes in fiscal 2008 and 2007, respectively. In calendar 2007, we had a 13.4% share of the manufactured housing wholesale market, making us the second largest producer of HUD-Code homes in the U.S. based upon shipments to dealers. The former Supply Group operated two fiberglass manufacturing operations, a lumber brokerage business, and an imports sales and distribution operation that provide components for our manufactured housing and recreational vehicle operations, while also generating outside sales. One of the fiberglass manufacturing plants was sold in our fourth quarter of fiscal 2008, and subsequently the supply operations were reorganized, moving the fiberglass and import distribution operations to the RV Group and the lumber brokerage operation to the Housing Group.

        Our business began in 1950 producing travel trailers, which quickly evolved to what are now termed manufactured homes. We re-entered the recreational vehicle business with the acquisition of a travel trailer operation in 1964. Our manufacturing activities are conducted in 14 states within the U.S., and to a much lesser extent in Mexico. We distribute our manufactured products primarily through a network of independent dealers throughout the United States and Canada.

        Prior to fiscal year-end, we entered into negotiations to sell our folding trailer subsidiary and designated it as "held for sale." On May 12, 2008, we completed the sale of the stock and real estate of the folding trailer subsidiary, and it is now presented as a discontinued operation in this report.

        On June 25, 2008, subsequent to fiscal year-end, Fleetwood closed an underwritten public offering of 12,000,000 shares of common stock at a price of $3.40 per share. Fleetwood also granted the underwriter a 30-day option to purchase up to 1,800,000 additional shares of common stock to cover over-allotments, if any. Fleetwood expects to use the net proceeds from the offering of approximately $39 million to repay a portion of its outstanding 5% convertible senior subordinated debentures and for general corporate purposes.

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

  •
  written or oral approval for payment has been received from the dealer's flooring institution;

  •
  a carrier has signed the delivery ticket accepting responsibility for the product as agent for the dealer; and

  •
  the product has been removed from Fleetwood's property for delivery to the dealer who placed the order.

        Most manufacturing sales are made on cash terms, with most dealers financing their purchases under flooring arrangements with banks or finance companies. Products are not ordinarily sold on consignment, dealers do not have the right to return products, and dealers are responsible for interest costs to floorplan lenders. On average, we receive payments from floorplan lenders on products sold to dealers within approximately 15 days of the invoice date.

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

  Insurance Reserves

        We generally maintain excess liability insurance with outside insurance carriers to minimize our risks related to catastrophic claims or unexpectedly large cumulative claims. Generally, we are self-insured for health benefits, workers' compensation, and products liability insurance. Liabilities are recognized for claims incurred (including those incurred but not reported), changes in the reserves related to prior claims, and an administration fee. The liability for workers' compensation claims is guided by state statute. Factors considered in establishing the estimated liability for products liability claims are the nature of the claim, the geographical region in which the claim originated, loss history, severity of the claim, the professional judgment of our legal counsel, and inflation. Any material change in these factors could have an adverse impact on our operating results.

  Deferred Taxes

        Deferred tax assets and liabilities are determined based on temporary differences between income and expenses reported for financial reporting and tax reporting. We are required to record a valuation allowance to reduce our net deferred tax assets to the amount that we believe is more likely than not to be realized. In assessing the need for a valuation allowance, we historically had considered relevant positive and negative evidence, including scheduled reversals of deferred tax liabilities, prudent and feasible tax planning strategies, projected future taxable income, and recent financial performance. Since we have had cumulative losses in recent years, the accounting guidance suggests that we should not look to future earnings to support the realizability of the net deferred tax asset. Beginning in fiscal 2003, we concluded that a partial valuation allowance against our deferred tax asset was appropriate and have since made adjustments to the allowance as necessary, generally to give effect to changes in the amount of asset that can be supported by available tax planning strategies. During fiscal 2008, we recorded an increase to the deferred tax asset of $2.4 million with a corresponding benefit for income taxes. The primary reason for this increase was a greater expected realizable gain from the possible repurchase of the remaining 6% convertible trust preferred securities at a discount to their book value of $50 per share. The increase was partially offset by the exclusion of unrealized gains on certain real estate properties that were no longer available as part of our tax planning strategy following a decision to market these properties for sale. The book value of the net deferred tax asset continues to be supported by tax planning strategies, which, if executed, are expected to generate sufficient taxable income to realize the book value of the remaining asset. Although we continue to believe that the combination of relevant positive and negative factors will enable us to realize the full value of the deferred tax assets, it is possible that the extent and availability of tax planning strategies will change over time and impact this evaluation. If, after future assessments of the realizability of our deferred tax assets, we determine that further adjustment is required, we will record the provision or benefit in the period of such determination.

  Legal Proceedings

        We are regularly involved in legal proceedings in the ordinary course of our business. Insurance covers part of Fleetwood's liability under some of this litigation. In the majority of cases, including products liability cases, we prepare estimates based on historical experience, the professional judgment of our legal counsel, and other assumptions that we believe are reasonable. As additional information becomes available, we reassess the potential liability related to pending litigation and revise our estimates. Such revisions and any actual liability that greatly exceeds our estimates could materially impact our results of operations and financial position.

  Repurchase Commitments

        Producers of recreational vehicles and manufactured housing customarily enter into repurchase agreements with lending institutions that provide wholesale floorplan financing to independent dealers. Our agreements generally provide that, in the event of a default by a dealer in its obligation to these credit sources, we will repurchase product. With most repurchase agreements, our obligation ceases when the amount for which we are contingently liable to the lending institution has been outstanding for more than 12, 18, or 24 months, depending on the terms of the agreement. The contingent liability under these agreements approximates the outstanding principal balance owed by the dealer for units subject to the repurchase agreement less any scheduled principal payments not collected by the lender. Although the maximum potential contingent repurchase liability approximated $128 million for inventory at manufactured housing dealers and $391 million for inventory at RV dealers as of April 27, 2008, the risk of loss is reduced by the potential resale value of any products that are subject to repurchase, and is spread over numerous dealers and financial institutions. The gross repurchase obligation will vary depending on the season and the level of dealer inventories. Typically, the fiscal third quarter repurchase obligation will be greater than other periods due to higher RV dealer inventories. Losses and related repurchase reserves under these agreements have not been significant and lender repurchase demands have been funded out of working capital. A summary of recent repurchase activity is set forth below:

	2008	2007	2006
	(Dollars in millions)
Units	159	96	66
Repurchase amount	$4.8	$2.4	$2.1
Loss recognized	$0.7	$0.7	$0.4

Business Outlook

  Recreational Vehicles

        Industry conditions in fiscal 2008 were adversely affected by concerns about interest rates, fuel prices, and diminished home equity values, as evidenced by soft market conditions. As a result of these continuing concerns and a significant tightening of credit for RV buyers, we anticipate continued weakness in all segments for fiscal year 2009. This weakness was initially caused by turmoil in the mortgage industry that then spread to the broader financial markets and economy. More recently the volatility of fuel prices has also contributed to consumers' reluctance to purchase RVs. Motor home retail sales for the industry were down 6.0% for calendar 2007, with most of the weakness in the higher-end Class A and mid- and luxury-priced Class C segments. Travel trailer retail sales for calendar year 2007 were up 2.1%; however, dealers have been reducing their inventories in the face of economic uncertainty, and industry wholesale shipments were down 10.5% for the same period. For the first calendar quarter of 2008, the motor home market was down 24.8% and the travel trailer market dropped by 19.0% compared to the same period of the prior year.

        Our overall market position in motor homes showed slight improvement in calendar 2007 despite being impacted by lower industry demand in product segments that have traditionally been areas of relative strength for us. We expect to see additional market share growth from lower-priced and fuel-efficient Class C products, entry-level Class A gas products, and several diesel brands.

        Following restructuring activities of the travel trailer business between March and July 2007, our retail and wholesale market shares declined in calendar 2007. Dealers continued to sell older model-year units still in stock before replacing them with newer products. Also we experienced reduced sales in the lower-margin, entry-level segment, which we no longer produce in the Eastern U.S. We are becoming more competitive in markets on which we have placed emphasis since our recent adjustments to manufacturing capacity. Travel trailer manufacturing efficiencies have increased, yet further improvement over current levels of cost and efficiency of our manufacturing operations will be necessary in order to achieve profitability in this environment. Our travel trailer market share for the first calendar quarter was 4.3%, down from 6.3% in the prior year. We expect our market share to remain at similar levels until market conditions improve and dealers have sold their inventories of older model-year products.

        A longer-term positive outlook for the recreational vehicle industry is supported by favorable demographics, as baby boomers reach the age brackets that historically have accounted for the bulk of retail RV sales, and an increase in interest in the RV lifestyle among both older and younger segments of the population than have traditionally participated.

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

        Many of the factors that have historically affected manufactured housing volumes have been in flux recently. Positive trends include a normalized level of manufactured home repossessions, improved performance of manufactured housing loan portfolios, tightening of credit for site-built homes, and higher rents and lower vacancies in apartments. On the other hand, the overall slowing of the housing market and an increase in conventional housing inventories will negatively impact manufactured housing conditions in the near term.

        Manufactured housing industry shipments were down 18.4% in calendar 2007. Markets in California, Arizona, and Florida, traditionally among our strongest, are the states most impacted by the sudden tightening in the conventional mortgage markets and are down sharply. More recently we have seen softness in other parts of the country, including the Northeast. The outlook in most areas continues to be uncertain, but overall we anticipate that manufactured housing industry conditions are unlikely to improve before late calendar 2008, and then only modestly.

        We continue to monitor our capacity given current market conditions, have been successful in reducing fixed costs and, in some cases, have consolidated management teams at adjacent plants. These efforts have enabled us to maintain a presence in markets that we believe have potential that we would otherwise be forced to abandon. In addition, we continue to focus on adding new distribution points.

        We are also pursuing other opportunities to supplement our business, such as sales of modular homes to builder/developers and military projects. Modular sales in the Gulf Region have been slow to emerge and the longer sales cycle for these types of projects has significantly tempered our progress in this area. Development of our modular business, however, has met with some success in the area of military housing. Earlier in fiscal 2008 we completed a large contract to provide military housing and subsequently won two additional contracts worth approximately $40 million, production of which commenced in late fiscal 2008.

  Summary

        Fiscal 2009 will be challenging as market conditions in all segments have weakened. RV dealers seem likely to conservatively manage their inventories in the coming months, especially for motor homes. Such conservatism has recently contributed to more discounting by manufacturers and a lowering of production volumes, short work weeks and layoffs. These factors in combination with inflationary pressure on commodity and materials prices will negatively impact near-term margins. Operating expenses are expected to show continued year-over-year declines, although at a reduced rate compared with recent quarters.

Results of Operations

        The following table sets forth certain statements of operations data expressed as a percentage of net sales for the periods indicated:

	Fiscal Years Ended April
	2008	2007	2006
Net sales	100.0%	100.0%	100.0%
Cost of products sold	84.9	86.2	82.5

Gross profit	15.1	13.8	17.5
Operating expenses	15.8	16.2	15.7
Other operating expenses, net	(1.8)	0.7	0.3

Operating income (loss)	1.1	(3.0)	1.5

Other income (expense)
Investment income	0.3	0.3	0.2
Interest expense	(1.4)	(1.3)	(1.3)
Other, net	—	1.0	—

Income (loss) from continuing operations before income taxes	—	(3.1)	(0.5)
Benefit (provision) for income taxes	0.2	(1.0)	(0.5)

Income (loss) from continuing operations	0.2	(4.1)	—

Loss from discontinued operations	(0.2)	(0.6)	(1.2)

Net loss	(0.1)%	(4.7)%	(1.2)%

Consolidated Results in Fiscal Year 2008 Compared to Fiscal Year 2007

Consolidated Results:

        The following table presents net income (loss) and diluted earnings (loss) per share for fiscal 2008 and 2007 (amounts in thousands, except per share data):

	2008		2007
	Amount	% of Net Sales	Amount	% of Net Sales	Change	% Change
Net income (loss) from continuing operations	$2,919	0.2%	$(78,013)	(4.1)%	$80,932	NM
Net loss	(1,013)	(0.1)	(89,961)	(4.7)	88,948	(98.9)%

Diluted loss per share	$(.02)		$(1.41)		$1.39	98.6%

        The increase in income from continuing operations during fiscal 2008 resulted from improved gross margins and lower operating expenses that more than offset a 13.5% decline in revenues. The improvement was further supplemented by gains from the sales of excess or idle properties and the absence of substantial restructuring costs incurred in the prior year. Losses from discontinued operations related to the folding trailer business, which was sold shortly after the end of the fiscal year.

  Net Sales

        The following table presents consolidated net sales by group for fiscal 2008 and 2007 (amounts in thousands):

	2008		2007
	Amount	% of Net Sales	Amount	% of Net Sales	Change	% Change
RV Group	$1,163,041	70.1%	$1,400,886	73.0%	$(237,845)	(17.0)%
Housing Group	496,939	29.9	518,461	27.0	(21,522)	(4.2)

Net sales	$1,659,980	100.0%	$1,919,347	100.0%	$(259,367)	(13.5)

        Consolidated net sales decreased 13.5% to $1.66 billion in the current year from $1.92 billion in the prior year, as all businesses suffered in relation to declining economic conditions, deteriorating financial markets, and falling consumer confidence resulting in soft market conditions.

  Consolidated Net Sales, Cost of Products Sold, and Gross Profit

        The following table presents consolidated net sales, cost of products sold, and gross profit for fiscal 2008 and 2007 (amounts in thousands):

	2008		2007
	Amount	% of Net Sales	Amount	% of Net Sales	Change	% Change
Net sales	$1,659,980	100.0%	$1,919,347	100.0%	$(259,367)	(13.5)%
Cost of products sold	1,410,133	84.9	1,654,370	86.2	(244,237)	(14.8)

Gross profit	$249,847	15.1%	$264,977	13.8%	$(15,130)	(5.7)

        Gross margin improved from the prior year mainly due to lower labor cost as a percentage of sales from improved travel trailer labor efficiencies and reduced fringe benefit costs.

  Operating Expenses

        The following table presents operating expenses for fiscal 2008 and 2007 (amounts in thousands):

	2008		2007
	Amount	% of Net Sales	Amount	% of Net Sales	Change	% Change
Selling	$46,769	2.8%	$55,181	2.9%	$(8,412)	(15.2)%
Warranty and service	70,577	4.3	94,278	4.9	(23,701)	(25.1)
General and administrative	145,128	8.7	160,810	8.4	(15,682)	(9.8)

Operating expenses	$262,474	15.8%	$310,269	16.2%	$(47,795)	(15.4)

        Operating expenses, which include selling, warranty and service, and general and administrative expenses, were lower due to the closure of five travel trailer plants, reduced staffing levels, and favorable products liability costs. Also, warranty expense dropped as a result of lower sales and a return to a more cost-effective factory-based service, rather than a centralized service operation.

  Other Operating Income (Expense), net

        Other operating income (expense), net, of $30.4 million in fiscal 2008 consisted of gains on the sale of excess or idle properties, partially offset by $4.4 million of impairment charges on idle facilities and $1.7 million of restructuring costs. In fiscal 2007, other operating expense, net, included approximately $14.0 million of restructuring costs related to several plant closures and $2.8 million of impairment charges on idle facilities, partially offset by $4.3 million of gains from the sale of idle facilities.

  Other Income (Expense)

        Other income (expense) consisted of investment income, interest expense, and miscellaneous other income. Investment income decreased to $4.5 million from $5.9 million in the prior year due to lower invested funds. Interest expense declined to $23.0 million from $25.6 million mainly due to lower borrowings and the redemption of $50 million in face value of the 6% convertible trust preferred securities in June 2006. The redemption also generated other income of $18.5 million representing a pre-tax gain on the purchase and resulted in the cancellation of one million shares or 24.8% of the previously outstanding 6% convertible trust preferred securities at a discount to par value.

  Benefit (Provision) for Income Taxes

        The fiscal 2008 tax benefit from continuing operations was principally due to $4.9 million of non-cash adjustments to the carrying amount of the deferred tax asset as a result of changes in our tax planning strategies. The prior year tax provision resulted primarily from the effect of a $17.2 million increase in the partial valuation allowance attributed to our deferred tax assets.

Recreational Vehicles:

        The following table presents RV Group net sales by division for fiscal 2008 and 2007 (amounts in thousands):

	2008		2007
	Amount	% of Net Sales	Amount	% of Net Sales	Change	% Change
Motor homes	$919,578	79.1%	$961,925	68.7%	$(42,347)	(4.4)%
Travel trailers	219,014	18.8	391,310	27.9	(172,296)	(44.0)
RV supply	24,449	2.1	47,651	3.4	(23,202)	(48.7)

Net sales	$1,163,041	100.0%	$1,400,886	100.0%	$(237,845)	(17.0)

        Recreational vehicle sales for the year decreased 17.0%, mainly due to challenging economic and market conditions affecting all RV segments and restructuring actions taken in the travel trailer segment to reduce capacity in the fourth quarter of fiscal 2007 and into the first fiscal quarter of 2008. The decline in motor home revenues was mainly due to a weak market as consumer concerns regarding volatile fuel prices and rising interest rates negatively affected demand. The retail market for motor homes for calendar year 2007 was down 6.0% compared to a drop of 5.4% in our retail activity resulting in an increase in market share to 16.4%. The increase resulted from the introduction of low-priced Class A and Class C gas units and a more fuel-efficient Class C product later in calendar 2007.

        Travel trailer sales fell 44% mainly due to the impact of plant closures in specific regions where we no longer produce certain entry-level products, as well as dealers' reluctance to replace sold units in light of a weaker economic outlook. The retail market for travel trailers for calendar year 2007 was up 2.1% on the strength of conventional travel trailers, which were up 5.4% compared to fifth-wheel trailers, which fell 4.6%. Fleetwood's retail sales for the same period were down by 11.8%, mainly due to a lack of competitive products in several product segments in the early part of the year.

        Gross margin for the RV Group rose from 11.3% to 11.8% primarily due to lower material and labor costs as a percentage of travel trailer sales. Material costs were reduced through plant-based initiatives related to negotiations and freight management while labor costs were lowered through productivity gains and reduced fringe benefits. Motor home gross margin was 13.2% this year compared to 13.3% in the prior fiscal year; the slight decrease was mainly due to increased sales incentives in the last half of the fiscal year.

        Operating expenses, including selling, warranty, and general and administrative expenses, for the RV Group were $152.3 million, $47.2 million lower than the prior year and lower as a percentage of sales, declining from 14.2% in the prior year to 13.1% for the current period. The decrease in expenses was mostly due to improved warranty experience and lower general and administrative expenses related to travel trailer restructuring initiatives.

        Other operating income, net, was $18.1 million related to gains from the sales of idle properties contrasted to $10.8 million of restructuring costs in the prior year related mostly to the closure of five travel trailer plants.

        The following table presents division operating income (loss) for fiscal 2008 and 2007 (amounts in thousands):

	2008		2007
	Amount	% of Net Sales	Amount	% of Net Sales	Change	% Change
Motor homes	$14,767	1.6%	$12,122	1.3%	$2,645	21.8%
Travel trailers	(16,765)	(7.7)	(65,301)	(16.7)	48,536	74.3
RV supply	4,998	20.4	1,598	3.4	3,400	212.8

RV Group	$3,000	0.3	$(51,581)	(3.8)	$54,581	NM

Manufactured Housing:

        The following table presents Housing Group net sales for fiscal 2008 and 2007 (amounts in thousands):

	2008		2007
	Amount	% of Net Sales	Amount	% of Net Sales	Change	% Change
Net sales	$496,939	100.0%	$518,461	100.0%	$(21,522)	(4.2)%

        Results for the Housing Group consist of factory wholesale revenues, which include units built to the HUD construction code and distributed through an independent dealer network, and modular homes, built to local codes and sold to developers or sold to the military as base housing. Our participation in military housing to date has been as a subcontractor, building units to specifications based on a contract. Housing Group results now include the lumber brokerage operation, formerly included with the Supply Group segment.

        Housing Group revenues for the fiscal year 2008 declined 4.2% to $497.0 million, as the HUD housing market continued to weaken. HUD revenues fell $50.4 million, or 9.7%; however, the decline was partially offset by $28.0 million in modular sales, primarily to the military for base housing.

        Manufactured homes are sold as single-section or multi-section units. Multi-section units are typically built in two, three, or four sections. The average selling price per home decreased 3.3% over the prior year from $39,093 to $37,797. Most of this reduction was attributable to a change in product mix due to a higher percent of single-section homes sold in fiscal 2008, which carry a lower unit sales price. This evidences the weakness of the multi-section market, primarily in California, Arizona, and Florida, compared to the relatively stronger single-section market in Texas and the Southeast. Also contributing to the lower average selling price were the modular sales to the military, where housing units averaged $34,828 for the year.

        Year over year, manufactured housing industry shipments for calendar 2007 were down 18.4% to 95,752, a 46-year low. Our unit volume for the similar period declined 15.1%, with single-section sales down by 9.7% and multi-section homes down 16.9%. Our overall market share, based on wholesale shipments for the 2007 calendar year, improved from 12.9% to 13.4%. The improvement was the result of an increase in new points of distribution, a key objective for this past year. The Group's market share for multi-section homes grew from 13.7% to 14.7%, while its share of the single-section market declined to 10.6% from 10.9%.

        The underlying manufactured housing market has been declining over the past nine years due to limited availability of retail financing, as well as competition from conventional builders benefiting from low mortgage rates and more liberal financing. In addition, traditionally strong manufactured housing markets, such as California, Arizona, and Florida, were down by more than 40% in calendar year 2007.

        Gross profit margins rose from 21.6% to 22.6% as a result of lower labor fringe benefit costs as well as reduced fixed manufacturing costs stemming from plant consolidations. Material cost as a percentage of sales increased slightly due to selling price increases that only partially offset rising raw material costs.

        Operating expenses, including selling, warranty, and general and administrative expenses, declined $14.0 million or 12.2% to $100.6 million. The decrease was attributable to lower selling expense due to declining volume, reduced warranty expenses as a result of decentralizing operations, and lower general and administrative expenses related to plant consolidations in the prior year.

        Other operating income, net, of $3.1 million related primarily to gains from the sale of idle properties.

Supply Operations:

        The Supply Group was reorganized in the fourth quarter of fiscal 2008 upon the sale of the West Coast fiberglass operations. The remaining fiberglass operation in Indiana and the import business are now included in the RV Group. The lumber operation is included with the Housing Group.

Discontinued Operations:

        In April 2008, the folding trailer division was designated as "held for sale" and the business was subsequently sold in May. The results and financial position of the business have been classified as discontinued operations for all periods presented. The division had sales for fiscal 2008 of $76.6 million with an operating loss of $3.3 million. The operating loss included a $7.2 million impairment charge, a $9.2 million partial reversal of reserves related to a settlement of litigation with Coleman, and a $2.5 million deferred tax charge related to the sale of the business. The prior-year loss from operations was $9.6 million.

        In March 2005, we announced our intention to exit the manufactured housing retail and financial services businesses and most of these operations were sold by August 2005. The businesses are presented as discontinued operations in our financial statements. Losses from these operations were $0.6 million in the current year compared to a loss of $2.3 million in the prior year. The current-year loss consists of general and administrative costs associated with wind-down and closure activities.

Consolidated Results in Fiscal Year 2007 Compared to Fiscal Year 2006

Consolidated Results:

        The following table presents net loss and diluted loss per share for fiscal 2007 and 2006 (amounts in thousands, except per share data):

	2007		2006
	Amount	% of Net Sales	Amount	% of Net Sales	Change	% Change
Income (loss) from continuing operations	$(78,013)	(4.1)%	$150	—%	$(78,163)	NM
Net loss	(89,961)	(4.7)	(28,437)	(1.2)	(61,524)	(216.4)%

Diluted loss per share	$(1.41)		$(.47)		$(.94)	(200.0)%

NM—Not
meaningful

        The substantial increase to the net loss from continuing operations during fiscal 2007 stemmed from lower sales in all areas of our operations, partially offset by lower operating and other expenses (net). Losses from discontinued operations following the sale of our retail and financial services businesses in calendar 2005 were significantly lower in fiscal 2007 and consisted of ongoing general and administrative expenses.

  Net Sales

        The following table presents consolidated net sales by group for fiscal 2007 and 2006 (amounts in thousands):

	2007		2006
	Amount	% of Net Sales	Amount	% of Net Sales	Change	% Change
RV Group	$1,400,886	73.0%	$1,578,132	67.2%	$(177,246)	(11.2)%
Housing Group	518,461	27.0	795,877	33.9	(277,416)	(34.9)
Intercompany sales	—	—	(25,627)	(1.1)	25,627	100.0

Net sales	$1,919,347	100.0%	$2,348,382	100.0%	$(429,035)	(18.3)

        Fiscal 2006 included 53 operating weeks rather than the typical 52 weeks for fiscal 2007. RV sales in fiscal 2007 were negatively impacted by the absence of travel trailer sales of emergency living units. In addition, conditions that led to a softer motor home market early in fiscal 2007 also affected travel trailer sales later in the fiscal year. Housing Group sales suffered from the loss of disaster relief sales, community/park developer business that did not recur in fiscal 2007, decreased sales to the formerly company-owned retail business, and general weakness in the housing market.

  Consolidated Net Sales, Cost of Products Sold, and Gross Profit

        The following table presents consolidated net sales, cost of products sold, and gross profit for fiscal 2007 and 2006 (amounts in thousands):

	2007		2006
	Amount	% of Net Sales	Amount	% of Net Sales	Change	% Change
Net sales	$1,919,347	100.0%	$2,348,382	100.0%	$(429,035)	(18.3)%
Cost of products sold	1,654,370	86.2	1,936,860	82.5	(282,490)	(14.6)

Gross profit	$264,977	13.8%	$411,522	17.5%	$(146,545)	(35.6)

        Gross margin declined from a prior-year level that was elevated by higher production volumes and manufacturing efficiencies associated with the disaster relief sales. Additionally, competitive markets and a shift away from higher-margin products reduced consolidated gross margin.

  Operating Expenses

        The following table presents operating expenses for fiscal 2007 and 2006 (amounts in thousands):

	2007		2006
	Amount	% of Net Sales	Amount	% of Net Sales	Change	% Change
Selling	$55,181	2.9%	$58,954	2.5%	$(3,773)	(6.4)%
Warranty and service	94,278	4.9	115,308	4.9	(21,030)	(18.2)
General and administrative	160,810	8.4	195,519	8.3	(34,709)	(17.8)

Operating expenses	$310,269	16.2%	$369,781	15.7%	$(59,512)	(16.1)

        Lower operating expenses, which include selling, warranty and service, and general and administrative expenses, were attributable to headcount and expense reductions from restructuring initiatives and lower incentive compensation costs. Also, lower warranty expense resulted from lower sales and a return to more cost-effective factory-based service, rather than a centralized service model.

  Other Operating Income (Expense), net

        Other operating income (expense), net, in fiscal 2007 included approximately $14.0 million for one-time employee separation costs related to several plant closings and restructuring efforts, and $2.8 million of impairment charges on idle facilities, partially offset by $4.3 million of gains from the sale of idle facilities. Other operating expenses in fiscal 2006 consisted of $5.0 million of severance costs, $1.6 million of impairment charges on idle facilities, and a $0.5 million gain on sales of fixed assets.

  Other Income (Expense)

        Other income (expense) consisted of investment income, interest expense, and miscellaneous other income. Investment income increased to $5.9 million from $5.4 million in the prior year due to higher average interest rates earned on invested funds. Interest expense declined to $25.6 million from $29.7 million due to lower borrowings, the effect of the repayment of the deferred distributions on the 6% convertible trust preferred securities in February 2006, and the redemption of $50 million in face value of the same securities in June 2006. The redemption also generated other income of $18.5 million representing a pre-tax gain on the purchase and resulted in the cancellation of one million shares or 24.8% of the previously outstanding 6% convertible trust preferred securities at a discount to par value.

  Provision for Income Taxes

        The fiscal 2007 tax provision from continuing operations was principally due to $17.2 million of non-cash adjustments to the carrying amount of the deferred tax asset as a result of changes in our tax planning strategies. The changes related to our decision to market for sale certain appreciated real estate properties and to our repurchase of 6% convertible trust preferred securities. The income tax provision also included state tax benefits in several states, with no offsetting tax liabilities in others. The fiscal 2006 tax provision resulted primarily from the effect of an increase of $5.7 million in the partial valuation allowance attributed to our deferred tax assets.

Recreational Vehicles:

        The following table presents RV Group net sales by division for fiscal 2007 and 2006 (amounts in thousands):

	2007		2006
	Amount	% of Net Sales	Amount	% of Net Sales	Change	% Change
Motor homes	$961,925	68.7%	$976,698	61.9%	$(14,773)	(1.5)%
Travel trailers	391,310	27.9	551,501	34.9	(160,191)	(29.0)
RV supply	47,651	3.4	49,933	3.2	(2,282)	(4.6)

Net sales	$1,400,886	100.0%	$1,578,132	100.0%	$(177,246)	(11.2)

        Recreational vehicle sales for the year fell, mainly due to the absence in fiscal 2007 of $135.5 million of travel trailer emergency shelter unit sales to FEMA that occurred in fiscal 2006. The decline in motor home revenues was mainly due to a weak market as consumer concerns regarding volatile fuel prices and rising interest rates negatively affected the market. The retail market for motor homes for calendar year 2006 was down 9.9% compared to a drop of 16.0% for our retail activity caused mainly by the lack of low-priced and fuel-efficient Class C units in our product line. We introduced two low-priced Class C models in the spring of 2007 and a more fuel-efficient Class C product later in calendar 2007.

        Travel trailer sales to independent dealers, which exclude $135.5 million of FEMA sales to the Gulf Coast region in fiscal 2006, were off 5.9%, reflecting softer industry conditions that began in the latter part of the calendar year 2006. The retail market for travel trailers for calendar year 2006 was off 1.7% after being positive for most of the year. Our retail sales for the same period were down by 22.8%, mainly due to a lack of competitive products in several product segments in the early part of the year. Subsequently, we introduced new products and brands and, in the last six months of fiscal 2007, industry shipments declined 19.7% versus a decline in our shipments of only 2.8%, providing strong evidence that our new products were being positively received by dealers.

        Gross margin for the RV Group declined from 13.2% to 10.5% reflecting elevated margins in the prior year generated by efficiencies from the production of 10,561 disaster relief units. Fiscal 2007 inefficiencies and incremental costs related to the introduction of a significant number of new products also contributed to the negative comparison. Motor home gross margins were favorably influenced by lower labor costs stemming from improved efficiencies in fiscal 2007.

        Operating expenses for the RV Group were $193.8 million, $12.7 million lower than fiscal 2006 but higher as a percentage of sales, rising from 13.1% in fiscal 2006 to 13.8% for fiscal 2007. The decrease in expenses was due to improved warranty costs and lower general and administrative expenses related to restructuring initiatives, partially offset by higher selling costs for the national dealer meeting and marketing materials for major new model introductions.

        Other operating expenses of $10.6 million were up $9.9 million from fiscal 2006, related mostly to restructuring costs from the closure of five travel trailer plants.

        The following table presents division operating income (loss) for fiscal 2007 and 2006 (amounts in thousands):

	2007		2006
	Amount	% of Net Sales	Amount	% of Net Sales	Change	% Change
Motor homes	$12,122	1.3%	$5,364	0.5%	$6,758	126.0%
Travel trailers	(65,301)	(16.7)	1,067	0.2	(66,368)	NM
RV supply	1,598	3.4	2,231	4.5	(633)	(28.4)

RV Group	$(51,581)	(3.8)	$8,662	0.5	$(60,243)	NM

Manufactured Housing:

        The following table presents Housing Group net sales for fiscal 2007 and 2006 (amounts in thousands):

	2007		2006
	Amount	% of Net Sales	Amount	% of Net Sales	Change	% Change
Wholesale sales	$518,461	100.0%	$795,877	100.0%	$(277,416)	(34.9)%

        Results for the Housing Group consist of factory wholesale revenues. In fiscal 2006, results also included sales to our retail business prior to its divestiture in August 2005. Transactions with our retail business prior to the sale were eliminated in consolidation. In the current presentation, revenues for the retail business are included in the results of discontinued operations.

        In addition to the continued effects of difficult industry conditions, the negative sales comparison reflects prior-year sales of $86.8 million in sales for hurricane disaster relief, $136 million in sales to community/park operators and $25.6 million of intercompany sales to the sold retail business. In fiscal 2007, those sales were substantially less or, in the case of disaster relief, non-existent. Manufactured homes are sold as single-section or multi-section units. Multi-section units typically are built in two, three or four sections. The average selling price per home increased 11.4% over the prior year from $35,078 to $39,093. Most of this change was attributable to abnormally low prices in the prior year related to a large number of shipments of special single-section homes to assist in hurricane disaster relief. Excluding these special units, the average price per home increased 7.6%, which more closely approximates material cost increases.

        Year over year, manufactured housing industry shipments for calendar 2006 were down 19.7% to 117,371, a 45-year low. Our unit volume for the similar period declined 36.3% with single-section sales off by 55.7% and multi-section homes down 26.2%. Our overall market share, based on wholesale shipments for the 2006 calendar year, fell to 12.9% from 16.3% in calendar year 2005. The Group's market share for multi-section homes also fell from 16.5% to 13.7%, while its share of the single-section market declined from 15.8% to 10.9%. This loss of market share was principally attributed to the sale of company-owned stores in August 2005. Of the 125 stores that were sold, approximately half were subsequently closed or are no longer buying Fleetwood products. Additionally, sales to community and park operators were lower in fiscal 2007.

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

        Gross profit margins decreased from 21.7% to 19.3%, reflecting higher margins in the prior year associated with efficiencies from the production of 3,174 disaster relief units, aggressive pricing necessary to compete in a tightening market, higher labor costs from operating for partial weeks, and fixed manufacturing overheads being spread over fewer units.

        Operating expenses declined $36.8 million or 24.3% to $114.6 million. The decrease was attributable to lower general and administrative expenses and a significant reduction in selling and warranty expenses as a result of decentralizing operations.

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

Discontinued Operations:

        In April 2008, the folding trailer division was designated as "held for sale" and the business was subsequently sold in May, 2008. The results and financial position of the business have been classified as discontinued operations for all periods presented. The division had sales for fiscal 2007 of $88.6 million with a net loss of $9.6 million. The net loss included a $2.5 million deferred tax benefit related to the sale of the business. The net loss from operations in fiscal 2006 was $6.2 million.

        In March 2005, we announced our intention to exit the manufactured housing retail and financial services businesses and most of these operations were sold by August 2005. The businesses are presented as discontinued operations in our financial statements. Losses from discontinued operations were $2.3 million in fiscal 2007 compared to a loss of $22.4 million in fiscal 2006. The fiscal 2007 loss consists of general and administrative costs associated with wind-down and closure activities.

Liquidity and Capital Resources

        We use external funding sources, including the issuance of debt and equity instruments, to supplement working capital, fund capital expenditures, and meet internal cash flow requirements on an as-needed basis. Cash totaling $31.0 million was used by operating activities during fiscal 2008 compared to cash usage of $31.3 million for fiscal 2007. In fiscal 2008, the net income from continuing operations, adjusted for non-cash items but excluding the effects of changes in assets and liabilities during the year, used $9.5 million of cash. Changes in remaining working capital balances used $21.6 million in cash, primarily as a result of lower accounts payable, employee compensation and benefits, warranty reserves and other liabilities partially offset by lower receivables and inventories. In fiscal 2007, cash used by operations resulted primarily from a $78.0 million loss from continuing operations, partially offset by the effect of lower receivables.

        Capital expenditures in fiscal 2008 totaled $6.0 million compared to $7.8 million in the prior year. Additionally, proceeds from the sale of idle facilities generated $59.7 million this year compared to $12.4 million last year.

        Borrowings under our secured syndicated credit facility, led by Bank of America, N.A., as administrative agent, including the term loan, increased by $2.8 million in fiscal 2008. These borrowing arrangements are discussed in more detail below.

        Net cash used by discontinued operations was $0.5 million compared to cash used of $8.5 million in the prior year. The cash used in both years related mostly to operations of the folding trailer business.

        As a result of the above-mentioned changes, cash and cash equivalents, restricted cash and marketable investments increased by $23.8 million from $76.3 million as of April 29, 2007, to $100.1 million as of April 27, 2008.

        Subsequent to fiscal year-end, we raised approximately $39 million from a public offering of common stock. Additionally, we sold our folding trailer subsidiary for $10.7 million and paid $10 million in final settlement of litigation with The Coleman Company, Inc. The settlement also resulted in the cancellation of an appeal bond, supported by a standby letter of credit for $18 million.

  Credit Agreements:

        In January 2007, the agreement governing Fleetwood's credit facility with a syndicate of lenders led by Bank of America, N.A., as administrative agent, was renewed and extended until July 31, 2010. The Company originally entered into the credit agreement in July 2001, and it has been amended on several occasions since. The new amended and restated agreement incorporated prior amendments and made additional changes, but continued to provide for a revolving credit facility, including a real estate sub-facility and a term loan.

        Loan commitments for the revolving credit facility were $183.1 million as of April 27, 2008. Fleetwood's borrowing capacity, however, is governed by the amount of a borrowing base, consisting primarily of inventories and accounts receivable and a real estate sub-facility. Inventories and accounts receivable can fluctuate significantly and the borrowing base is revised weekly for changes in receivables and monthly for changes in inventory balances. Both the commitments to the term loan ($22 million) and real estate sub-facility ($15 million) have been reduced through quarterly amortization to net values of $18.1 million and $13.1 million, respectively, at the end of the current fiscal year. On the first day of each fiscal quarter, Fleetwood is required to repay $786,000 in principal on the term loan, and the ability to borrow under the real estate sub-facility is reduced by $375,000. Additionally, in May 2008, the term loan was reduced by a repayment of $3.7 million. The total facility commitment is subject to a $25 million seasonal uplift from December through April.

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

        The combined aggregate short-term balance outstanding on the revolver and term loan was $7.3 million as of April 27, 2008 and $5.3 million as of April 29, 2007. An additional $14.9 million and $14.1 million of the term loan was included in long-term borrowings as of April 27, 2008 and April 29,

2007, respectively. At the end of the fiscal year, the borrowing base totaled $141.5 million. After consideration of the outstanding borrowings and standby letters of credit of $79.3 million, unused borrowing capacity (availability) was approximately $39.9 million. The revolving credit line and term loan bear interest, at Fleetwood's option, at variable rates based on either Bank of America's prime rate or one-, two- or three-month LIBOR.

        Borrowings are secured by receivables, inventory, and certain other assets, primarily real estate, and are used for working capital and general corporate purposes. Under the senior credit agreement, Fleetwood Enterprises, Inc. is a guarantor of the borrowings and letters of credit of its wholly owned subsidiary, Fleetwood Holdings, Inc. Also, Fleetwood is subject to a springing financial performance covenant, but only if either (a) average daily liquidity, defined as cash, cash equivalents, and unused borrowing capacity, falls below a prescribed minimum level of $50 million in any calendar month, (b) liquidity falls below $25 million on any single day or (c) average daily availability is below $20 million in any month. During the fiscal year ended April 27, 2008, average monthly liquidity ranged from $59.9 million to $129.1 million, and Fleetwood remained above all of the minimum requirements.

        In March 2008, the credit facility was further amended to establish a new springing financial performance covenant based on a fixed charge coverage ratio at levels that more closely approximated expectations of future operating results rather than earnings before interest, taxes, depreciation, and amortization. The amendment also increased the pledge of excess real estate collateral by approximately $3 million. Under the amended facility, real estate with an approximate appraised value of $79 million is pledged as security, which includes excess collateral of $28 million.

  Convertible Senior Subordinated Debentures:

        Holders of the 5% convertible senior subordinated debentures have the ability to require Fleetwood to repurchase the debentures, in whole or in part, on December 15, 2008, December 15, 2013 and December 15, 2018. The repurchase price is 100% of the principal amount of the debentures plus accrued and unpaid interest. Fleetwood may, at its option, elect to pay the repurchase price in cash, its common stock, or a combination of cash and its common stock. If Fleetwood elects to repay the purchase price in common stock, the number of shares of its common stock that it will deliver will be equal to the dollar amount being repurchased divided by 95% of the arithmetic average of the volume weighted average price of its common stock for each of the 20 trading days immediately preceding the repurchase date. Fleetwood has the option to redeem the debentures after December 15, 2008, in whole or in part, for cash, at a price equal to 100% of the principal amount plus accrued and unpaid interest.

  Dividends and Distributions:

        On October 30, 2001, we announced that we would discontinue the payment of dividends. Our board of directors does not currently contemplate resuming the payment of dividends on our common stock. Additionally, we cannot declare or pay any dividends on our common stock if we are deferring distributions on the 6% convertible trust preferred securities. In April 2008, we elected to defer payment of the distributions on the convertible trust preferred securities, the terms of which provide for the option to defer distributions for up to 20 consecutive quarters.

  Other:

        In the opinion of management, some combination of existing cash resources, future cash flows from operations and from property dispositions, the issuance of common stock and/or other securities, available lines of credit, and potential real estate financings will be sufficient to satisfy our foreseeable cash requirements for the next 12 months, including any cash required to redeem all or a portion of the 5% convertible senior subordinated debentures in December and up to $10 million for capital expenditures in fiscal 2009, to be utilized primarily for enhancements to manufacturing facilities.

Contracts and Commitments

        The table below shows our payment obligations for long-term debt, capital leases, operating leases, and purchase obligations for the next five years and beyond as of April 27, 2008. These obligations will materially affect our liquidity and cash flow in future periods.

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Amounts in thousands)
5% convertible senior subordinated debentures(1)(2)	$103,187	$103,187	$—	$—	$—
6% convertible subordinated debentures(1)(3)	339,926	9,075	18,150	18,150	294,551
Other long-term debt (excluding capital lease obligations)(1)	21,742	4,786	16,320	343	293
Capital lease obligations(1)	2,846	2,412	422	12	—
Operating leases(4)	15,752	4,795	5,134	3,028	2,795
Other long-term liabilities:
Deferred compensation and non-qualified retirement plans(1)	31,218	4,452	5,038	3,438	18,290
Insurance reserves	47,346	12,508	34,838	—	—
Warranty	48,181	32,898	15,283	—	—

Total	$610,198	$174,113	$95,185	$24,971	$315,929

(1)
The 5% convertible senior subordinated debentures, 6% convertible subordinated debentures, long-term debt obligations, capital lease obligations and deferred compensation and non-qualified retirement plans include both principal and interest commitments for the periods presented. The interest commitment on the deferred compensation is based on an estimated average of the prime rate of 7.33%. The interest commitment on our 5% convertible senior subordinated debentures, and our 6% convertible subordinated debentures, as well as other fixed-rate debt included in other long-term debt above, is based on stated rates. The interest commitment on the Bank of America term loan is based on the rate discussed in Note 11 to the audited financial statements included in this report.

(2)
Holders of the $100 million aggregate principal amount of the 5% convertible senior subordinated debentures due in 2023, which are more fully described in Note 12 to the audited financial statements included in this report, have the ability, in whole or in part, to require us to repurchase these debentures as early as December 15, 2008, and the payment maturity above has been presented accordingly. We may, at our option, elect to pay the repurchase price in cash, common stock, or a combination thereof.

(3)
Includes $8.9 million of an obligation that represents the purchase by us of the common shares of the underlying trust. Our net obligation to third parties is reduced by a similar amount.

(4)
Some of our facilities are leased under terms that range from monthly to seven years. Also included in the above amounts are equipment leases. Management expects that in the normal course of business, leases will be renewed or replaced by other leases to support continuing operations.

        We have not included liabilities for uncertain tax positions in the table of contractual obligations as we are unable to make a reasonable estimate of related cash payments, if any.

Off-Balance Sheet Arrangements

        We describe our aggregate contingent repurchase obligation in Note 16 to the audited financial statements included in this report and under Critical Accounting Policies in this Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

        Under the senior credit agreement, Fleetwood Enterprises, Inc. is a guarantor of the borrowings of Fleetwood Holdings, Inc., which includes most of our wholly owned manufacturing subsidiaries. The borrowings of Fleetwood Holdings, Inc. are included in our consolidated financial statements.

        We describe our lease guarantees in Note 15 to the audited financial statements included in this report.

New Accounting Pronouncements

GAAP Hierarchy

        In May 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 162, "The Hierarchy of Generally Accepted Accounting Principles." SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS No. 162 will become effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." Fleetwood does not expect the adoption of SFAS No. 162 to have a material effect on its results of operations and financial position.

Convertible Debt

        In May 2008, the FASB issued Financial Statement Position (FSP) Accounting Principles Board (APB) 14-1 "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)." FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis and will be adopted by Fleetwood in the first quarter of fiscal 2010. Fleetwood is currently evaluating the potential impact, if any, of the adoption of FSP APB 14-1 on its results of operations and financial position.

Noncontrolling Interests

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51." SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and will be adopted by Fleetwood in the first quarter of fiscal 2010. Fleetwood does not expect the adoption of SFAS No. 160 to have a material effect on its results of operations and financial position.

Fair Value Option

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115," which permits an entity to measure many financial assets and financial liabilities at fair value that are not currently required to be measured at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS No. 159 amends previous guidance to extend the use of the fair value option to available-for-sale and held-to-maturity securities. The statement also establishes presentation and disclosure requirements to help financial statement users understand the effect of the election. This statement is effective for fiscal years beginning after November 15, 2007. Fleetwood does not expect the adoption of SFAS No. 159 to have a material effect on its results of operations and financial position.

Fair Value Measurements

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurement where the FASB has previously determined that under those pronouncements fair value is the appropriate measurement. This statement does not require any new fair value measurements but may require companies to change current practice. This statement is effective for fiscal years beginning after November 15, 2007. Fleetwood does not expect the adoption of SFAS No. 157 to have a material effect on its results of operations and financial position.

Defined Benefit Pension and Other Postretirement Plans

        In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." SFAS No. 158 requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare, and other postretirement plans in their financial statements. The incremental effect of adopting SFAS No. 158 on Fleetwood's financial statements at April 29, 2007 was not material. See Note 9 of the notes to the consolidated financial statements for further discussion of the effect of SFAS No. 158.

Split-Dollar Life Insurance Arrangements

        In September 2006, the Emerging Issues Task Force (EITF) reached consensus on EITF Issue No. 06-4, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements." The scope of EITF No. 06-4 is limited to the recognition of a liability and related compensation costs for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods. EITF No. 06-4 is effective for fiscal years beginning after December 15, 2007. Fleetwood adopted EITF No. 06-4 early, in fiscal 2008, and its adoption did not have a material impact on Fleetwood's results of operations or financial position.

Income Taxes

        In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes," which supplements SFAS No. 109, "Accounting for Income Taxes,' and is effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainties in income taxes recognized in accordance with SFAS 109 by prescribing guidance for the recognition, de-recognition, and measurement in financial statements of income tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 requires that any liability created for unrecognized tax benefits be disclosed. The application of FIN 48 may also affect the tax bases of assets and liabilities and therefore may change or create deferred tax liabilities or assets.

        On April 30, 2007, Fleetwood adopted the provisions of FIN 48. There was no material impact to Fleetwood of adopting FIN 48. As of the date of adoption, Fleetwood had accrued a $3.7 million liability for uncertain tax positions and $0.7 million for interest and penalties on uncertain tax provisions.

Life Insurance Policies

        In March 2006, the FASB issued FSP No. FTB 85-4-1, "Accounting for Life Settlement Contracts by Third Party Investors." FSP FTB 85-4-1 provides for a contract-by-contract irrevocable election to account for life settlement contracts on either a fair value basis, with changes in fair value recognized in the condensed consolidated statements of operations, or through use of the investment method. Under the investment method, the initial investment and continuing costs are capitalized; however, no income is recognized until the death of the insured party. The guidance of FSP FTB 85-4-1 will be effective for fiscal years beginning after June 15, 2006. Fleetwood adopted FSP FTB 85-4-1 as of the beginning of fiscal 2008, and its adoption did not have a material impact on Fleetwood's results of operations or financial position.

        In September 2006, the EITF reached a conclusion on EITF Issue No. 06-5, "Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, "Accounting for Purchases of Life Insurance." The scope of EITF No. 06-5 consists of three separate issues relating to accounting for life insurance policies purchased by entities protecting against the loss of "key persons." The three issues are clarifications of previously issued guidance on FASB Technical Bulletin No. 85-4. Fleetwood adopted EITF No. 06-5 as of the beginning of fiscal 2008, and its adoption did not have a material impact on Fleetwood's results of operations or financial position.

Share-Based Payment

        In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." Previously, Fleetwood accounted for share-based payments under the provisions of Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees" and disclosed share-based payment expense as if accounted for under the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under the provisions of SFAS No. 123R, a public entity is required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award.

        Fleetwood adopted SFAS No. 123R effective with the beginning of the first quarter of fiscal 2007, as discussed further in Note 2 and Note 17 to the financial statements.

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
FOR THE YEAR ENDED APRIL 27, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Fleetwood Enterprises, Inc.

        We have audited the accompanying consolidated balance sheets of Fleetwood Enterprises, Inc. as of April 27, 2008 and April 29, 2007, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended April 27, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on theses financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fleetwood Enterprises, Inc. at April 27, 2008 and April 29, 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended April 27, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Fleetwood Enterprises, Inc.'s internal control over financial reporting as of April 27, 2008 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 8, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Orange County, California July 8, 2008

FLEETWOOD ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	Years Ended April
	2008		2007		2006
Net sales:
RV Group	$1,163,041		$1,400,886		$1,578,132
Housing Group	496,939		518,461		795,877
Intercompany sales	—		—		(25,627)

	1,659,980		1,919,347		2,348,382
Cost of products sold	1,410,133		1,654,370		1,936,860

Gross profit	249,847		264,977		411,522
Operating expenses	262,474		310,269		369,781
Other operating (income) expense, net	(30,460)		12,487		6,021

	232,014		322,756		375,802

Operating income (loss)	17,833		(57,779)		35,720

Other income (expense):
Investment income	4,459		5,902		5,437
Interest expense	(23,010)		(25,557)		(29,662)
Other, net	—		18,530		—

	(18,551)		(1,125)		(24,225)

Income (loss) from continuing operations before income taxes	(718)		(58,904)		11,495
Benefit (provision) for income taxes	3,637		(19,109)		(11,345)

Income (loss) from continuing operations	2,919		(78,013)		150
Loss from discontinued operations, net	(3,932)		(11,948)		(28,587)

Net loss	$(1,013)		$(89,961)		$(28,437)

	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income (loss) per common share:
Income (loss) from continuing operations	$.05	$.05	$(1.22)	$(1.22)	$—	$—
Loss from discontinued operations	(.07)	(.07)	(.19)	(.19)	(.48)	(.47)

Net loss per common share	$(.02)	$(.02)	$(1.41)	$(1.41)	$(.48)	$(.47)

Weighted average common shares	64,228	64,511	63,964	63,964	59,506	60,182

See accompanying notes to consolidated financial statements.

FLEETWOOD ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	April 27, 2008	April 29, 2007
ASSETS
Cash and cash equivalents	$58,262	$52,127
Restricted cash (note 1)	16,790	—
Marketable investments	25,087	24,161
Receivables	102,421	118,334
Inventories	139,813	162,944
Deferred taxes	10,374	11,758
Assets of discontinued operations	22,021	31,408
Other current assets	7,815	10,107

Total current assets	382,583	410,839
Property, plant and equipment, net	146,573	185,454
Deferred taxes	46,348	42,577
Cash value of company-owned life insurance	13,125	22,956
Other assets	36,942	41,345

Total assets	$625,571	$703,171

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$27,701	$49,625
Employee compensation and benefits	32,253	47,018
Product warranty reserves	32,898	42,222
Insurance reserves	12,508	18,629
Accrued interest	5,232	7,526
Liabilities of discontinued operations	21,037	29,486
Short-term borrowings	9,568	7,314
5% convertible senior subordinated debentures	100,000	—
Other current liabilities	33,690	44,826

Total current liabilities	274,887	246,646
Deferred compensation and retirement benefits	28,139	33,921
Product warranty reserves	15,283	21,259
Insurance reserves	34,838	34,560
5% convertible senior subordinated debentures	—	100,000
6% convertible subordinated debentures	160,142	160,142
Other long-term debt	16,145	17,508
Other non-current liabilities	9,869	3,128

Total liabilities	539,303	617,164

Commitments and contingencies
Shareholders' equity (note 2):
Preferred stock, $1 par value, authorized 10,000,000 shares, none outstanding	—	—
Common stock, $1 par value, authorized 150,000,000 shares, outstanding 64,257,000 shares at April 27, 2008, and 64,111,000 at April 29, 2007	64,257	64,111
Additional paid-in capital	499,042	493,174
Accumulated deficit	(476,207)	(475,194)
Accumulated other comprehensive income (loss)	(824)	3,916

	86,268	86,007

Total liabilities and shareholders' equity	$625,571	$703,171

See accompanying notes to consolidated financial statements.

FLEETWOOD ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Years Ended April
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) from continuing operations	$2,919	$(78,013)	$150
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation expense	17,995	21,525	21,911
Amortization of financing costs	1,543	3,549	1,476
Stock-based compensation expense	5,141	3,438	—
Gain on sale of property, plant and equipment	(32,487)	(4,325)	(475)
Foreign currency translation gain	(4,066)	—	—
Asset impairment	4,375	2,800	1,550
Gain on redemption of convertible trust preferred securities	—	(18,530)	—
Gain on investment securities transactions	(23)	(33)	(12)
Deferred taxes	(4,887)	14,721	5,707
Changes in assets and liabilities—
Receivables	15,913	31,454	11,225
Inventories	23,131	5,076	56,377
Cash value of company-owned life insurance	7,269	6,982	7,008
Other assets	6,372	4,247	8,015
Accounts payable	(21,924)	(11,635)	(10,497)
Accrued interest	268	329	(45,249)
Employee compensation and benefits	(20,547)	(10,733)	(9,619)
Product warranty reserve	(15,300)	(1,259)	2,542
Other liabilities	(16,741)	(938)	(10,474)

Net cash provided by (used in) operating activities	(31,049)	(31,345)	39,635

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available-for-sale	(12,920)	(21,391)	(10,876)
Proceeds from sale of investment securities available-for-sale	11,683	20,306	5,763
Purchases of property, plant and equipment	(6,019)	(7,752)	(15,303)
Proceeds from sales of property, plant and equipment	59,699	12,398	3,908
Change in restricted cash	(16,790)	—	—

Net cash provided by (used in) investing activities	35,653	3,561	(16,508)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued—private placement	—	—	66,048
Changes in short-term borrowings	1,984	(341)	(52,465)
Borrowings of long-term debt	3,928	—	22,000
Payments made on long-term debt	(5,021)	(5,512)	(4,467)
Redemption of convertible subordinated debentures	—	(30,385)	—
Proceeds from exercise of stock options	873	1,063	5,911

Net cash provided by (used in) financing activities	1,764	(35,175)	37,027

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash used in operating activities	(457)	(8,033)	(33,219)
Net cash provided by (used in) investing activities	(37)	(490)	144,506
Net cash used in financing activities	—	—	(78,100)

Net cash provided by (used in) discontinued operations	(494)	(8,523)	33,187

Foreign currency translation adjustment	261	469	1,951

Net change in cash	6,135	(71,013)	95,292
Cash and cash equivalents at beginning of year	52,127	123,140	27,848

Cash and cash equivalents at end of year	$58,262	$52,127	$123,140

See accompanying notes to consolidated financial statements.

FLEETWOOD ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(Amounts in thousands)

	Common Stock
					Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit		Total Shareholders' Equity
BALANCE APRIL 24, 2005	56,043	$56,043	$424,782	$(356,796)	$1,427	$125,456
Comprehensive loss:
Net loss	—	—	—	(28,437)	—	(28,437)
Other comprehensive income:
Foreign currency translation	—	—	—	—	1,951	1,951
Investment securities, net of taxes	—	—	—	—	16	16

Comprehensive loss						(26,470)
Common stock issued—private placement	7,000	7,000	59,048	—	—	66,048
Stock options exercised	835	835	5,076	—	—	5,911

BALANCE APRIL 30, 2006	63,878	63,878	488,906	(385,233)	3,394	170,945

Comprehensive loss:
Net loss	—	—	—	(89,961)	—	(89,961)
Other comprehensive income:
Defined benefit transition adjustment	—	—	—	—	(205)	(205)
Foreign currency translation	—	—	—	—	469	469
Investment securities	—	—	—	—	258	258

Comprehensive loss						(89,439)
Stock options exercised	233	233	830	—	—	1,063
Stock-based compensation expense	—	—	3,438	—	—	3,438

BALANCE APRIL 29, 2007	64,111	64,111	493,174	(475,194)	3,916	86,007

Comprehensive loss:
Net loss	—	—	—	(1,013)	—	(1,013)
Other comprehensive income:
Defined benefit liability adjustment	—	—	—	—	(560)	(560)
Foreign currency translation	—	—	—	—	(3,805)	(3,805)
Investment securities	—	—	—	—	(375)	(375)

Comprehensive loss						(5,753)
Stock options exercised	146	146	727	—	—	873
Stock-based compensation expense	—	—	5,141	—	—	5,141

BALANCE APRIL 27, 2008	64,257	$64,257	$499,042	$(476,207)	$(824)	$86,268

See accompanying notes to consolidated financial statements.

FLEETWOOD ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        Fleetwood is a manufacturer of recreational vehicles and manufactured housing. In addition, Fleetwood operates three supply companies that provide components for the recreational vehicle and housing operations, while also generating third-party sales.

        Fleetwood's business began in 1950 through the formation of a California corporation. The present company was incorporated in Delaware in 1977, and succeeded by merger to all the assets and liabilities of the predecessor company. Fleetwood conducts manufacturing activities in 14 states within the U.S., and to a much lesser extent in Mexico.

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

  Accounting period:

        Fleetwood's fiscal year ends on the last Sunday in April. The year-end dates for the past three fiscal years were April 27, 2008, April 29, 2007, and April 30, 2006. Fiscal year 2006 included 53 weeks whereas fiscal years 2008 and 2007 were 52 weeks long.

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

  Reclassification:

        Certain amounts previously reported have been reclassified to conform with the fiscal 2008 presentation.

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

FLEETWOOD ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

lenders. On average, we receive payments from floorplan lenders for products sold to independent dealers within about 15 days of the invoice date.

        Amounts billed to dealers for delivery of products are recognized as revenue with the corresponding delivery expense charged to cost of products sold.

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

  Research and development costs:

        Fleetwood expenses research and development costs in the periods incurred. Expenditures for product research and development activities were $19.5 million in fiscal 2008, $21.2 million in fiscal 2007, and $23.5 million in fiscal 2006.

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

  Cash and cash equivalents:

        Cash and cash equivalents includes cash on hand, cash in banks, demand deposit accounts, money market funds, and readily marketable securities with original maturities of 90 days or less.

FLEETWOOD ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Restricted Cash:

        Restricted cash consisted of proceeds from the sale of property that was designated as collateral for Fleetwood's secured credit facility. Following the perfection of liens on substitute collateral, all restrictions lapsed effective May 23, 2008, and the related cash balance was reclassified to "Cash and cash equivalents."

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

  Long-lived assets:

        Fleetwood assesses the recoverability of its long-lived assets by determining whether their net book value can be recovered through projected cash flows over the remaining life. If projections indicate that the value of long-lived assets will not be recovered, an adjustment is made to reduce the asset to fair value based upon estimated cash flows over the life of the asset, including recoverability upon sale, where appropriate, or other estimates of fair value such as discounting future cash flows. Cash flow projections, although subject to a degree of uncertainty, are based on trends of historical performance and management's estimate of future performance, giving consideration to existing and anticipated competitive, market, and economic conditions. Long-lived assets classified as held for sale, including assets in discontinued operations, are measured at the lower of their carrying amount or fair value less costs to sell. Fleetwood ceases to depreciate any long-lived assets classified as held for sale.

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

FLEETWOOD ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Foreign currency translation:

        For non-U.S. functional currency operations, assets and liabilities are translated to U.S. dollars using exchange rates as of the balance sheet date. Revenues and expenses are translated at the average rates for the period with all related adjustments recorded in other comprehensive income (loss) as a separate component of shareholders' equity. For U.S. functional currency operations, monetary assets and liabilities denominated in foreign currencies are translated into U.S. dollars using exchange rates as of the balance sheet date with resulting gains or losses included in the statement of operations. Non-monetary assets and liabilities, as well as revenues and expenses, are translated at rates of exchange in effect at the date of the transaction. Transactions denominated in a currency other than the functional currency of the operation are also recorded at rates of exchange in effect at the date of the transaction. Gains or losses on foreign currency transactions in fiscal years 2008, 2007 and 2006 were not material.

  New accounting pronouncements:

GAAP Hierarchy

        In May 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 162, "The Hierarchy of Generally Accepted Accounting Principles." SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS No. 162 will become effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." Fleetwood does not expect the adoption of SFAS No. 162 to have a material effect on its results of operations and financial position.

Convertible Debt

        In May 2008, the FASB issued Financial Statement Position (FSP) Accounting Principles Board (APB) 14-1 "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)." FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis and will be adopted by Fleetwood in the first quarter of fiscal 2010. Fleetwood is currently evaluating the potential impact, if any, of the adoption of FSP APB 14-1 on its results of operations and financial position.

Noncontrolling Interests

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51." SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and

FLEETWOOD ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

will be adopted by Fleetwood in the first quarter of fiscal 2010. Fleetwood does not expect the adoption of SFAS No. 160 to have a material effect on its results of operations and financial position.

Fair Value Option

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115," which permits an entity to measure many financial assets and financial liabilities at fair value that are not currently required to be measured at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS No. 159 amends previous guidance to extend the use of the fair value option to available-for-sale and held-to-maturity securities. The statement also establishes presentation and disclosure requirements to help financial statement users understand the effect of the election. This statement is effective for fiscal years beginning after November 15, 2007. Fleetwood does not expect the adoption of SFAS No. 159 to have a material effect on its results of operations and financial position.

Fair Value Measurements

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurement where the FASB has previously determined that under those pronouncements fair value is the appropriate measurement. This statement does not require any new fair value measurements but may require companies to change current practice. This statement is effective for fiscal years beginning after November 15, 2007. Fleetwood does not expect the adoption of SFAS No. 157 to have a material effect on its results of operations and financial position.

Defined Benefit Pension and Other Postretirement Plans

        In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." SFAS No. 158 requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare, and other postretirement plans in their financial statements. The incremental effect of adopting SFAS No. 158 on Fleetwood's financial statements at April 29, 2007 was not material. See Note 9 of the notes to the consolidated financial statements for further discussion of the effect of SFAS No. 158.

Split-Dollar Life Insurance Arrangements

        In September 2006, the Emerging Issues Task Force (EITF) reached consensus on EITF Issue No. 06-4, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements." The scope of EITF No. 06-4 is limited to the recognition of a liability and related compensation costs for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods. EITF No. 06-4 is effective for fiscal years beginning after December 15, 2007. Fleetwood adopted EITF No. 06-4 early, in fiscal 2008, and its adoption did not have a material impact on Fleetwood's results of operations or financial position.

FLEETWOOD ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Income Taxes

        In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes," which supplements SFAS No. 109, "Accounting for Income Taxes,' and is effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainties in income taxes recognized in accordance with SFAS 109 by prescribing guidance for the recognition, de-recognition, and measurement in financial statements of income tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 requires that any liability created for unrecognized tax benefits be disclosed. The application of FIN 48 may also affect the tax bases of assets and liabilities and therefore may change or create deferred tax liabilities or assets.

        On April 30, 2007, Fleetwood adopted the provisions of FIN 48. There was no material impact to Fleetwood of adopting FIN 48. As of adoption, Fleetwood had accrued a $3.7 million liability for uncertain tax positions and $0.7 million for interest and penalties on uncertain tax positions.

Life Insurance Policies

        In March 2006, the FASB issued FSP No. FTB 85-4-1, "Accounting for Life Settlement Contracts by Third Party Investors." FSP FTB 85-4-1 provides for a contract-by-contract irrevocable election to account for life settlement contracts on either a fair value basis, with changes in fair value recognized in the condensed consolidated statements of operations, or through use of the investment method. Under the investment method, the initial investment and continuing costs are capitalized; however, no income is recognized until the death of the insured party. The guidance of FSP FTB 85-4-1 will be effective for fiscal years beginning after June 15, 2006. Fleetwood adopted FSP FTB 85-4-1 as of the beginning of fiscal 2008, and its adoption did not have a material impact on Fleetwood's results of operations or financial position.

        In September 2006, the EITF reached a conclusion on EITF Issue No. 06-5, "Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, "Accounting for Purchases of Life Insurance." The scope of EITF No. 06-5 consists of three separate issues relating to accounting for life insurance policies purchased by entities protecting against the loss of "key persons." The three issues are clarifications of previously issued guidance on FASB Technical Bulletin No. 85-4. Fleetwood adopted EITF No. 06-5 as of the beginning of fiscal 2008, and its adoption did not have a material impact on Fleetwood's results of operations or financial position.

Share-Based Payment

        In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." Previously, Fleetwood accounted for share-based payments under the provisions of Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees" and disclosed share-based payment expense as if accounted for under the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under the provisions of SFAS No. 123R, a public entity is required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award.

        Fleetwood adopted SFAS No. 123R effective with the beginning of the first quarter of fiscal 2007, as discussed further in Note 2 and Note 17 to the financial statements.

FLEETWOOD ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)   Supplemental Financial Information

  Earnings per share:

        Basic earnings per share are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding. The effect of stock options was anti-dilutive in fiscal 2007 and 2006, and the effect of convertible securities was anti-dilutive for all periods presented, and were, therefore, not considered when determining diluted net earnings (loss) per share.

        The table below shows the calculation components of both basic and diluted net loss per share for each of the three fiscal years in the period ended April 27, 2008:

	2008	2007	2006
	(Amounts in thousands)
Basic and diluted—
Income (loss) from continuing operations	$2,919	$(78,013)	$150
Loss from discontinued operations	(3,932)	(11,948)	(28,587)

Net loss	$(1,013)	$(89,961)	$(28,437)

Weighted average shares outstanding used for basic income (loss) per share	64,228	63,964	59,506
Effect of dilutive employee stock options	270	N/A	676
Effect of restricted stock and restricted stock units	13	N/A	—

Weighted average shares outstanding used for diluted income (loss) per share	64,511	63,964	60,182

        Anti-dilutive securities outstanding as of the fiscal years ended April 27, 2008, April 29, 2007, and April 30, 2006 were as follows:

	2008	2007	2006
	(Amounts in thousands)
Options and warrants	4,859	4,484	3,145

Convertible subordinated debentures	3,104	3,104	4,131

Convertible senior subordinated debentures	8,503	8,503	8,503

        Common stock reserved for future issuance at April 27, 2008 was 16,466 shares.

  Equity offering:

        On June 25, 2008, subsequent to fiscal year-end, Fleetwood closed an underwritten public offering of 12,000,000 shares of common stock at a price of $3.40 per share. Fleetwood also granted the underwriter a 30-day option to purchase up to 1,800,000 additional shares of common stock to cover over-allotments, if any. Fleetwood expects to use the net proceeds from the offering of approximately $39 million to repay a portion of its outstanding 5% convertible senior subordinated debentures and for general corporate purposes.

  Stock-based incentive compensation:

        Prior to May 1, 2006, in accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Share-Based Payment—Transition and Disclosure," Fleetwood accounted for share-based payment using the intrinsic value method under APB

FLEETWOOD ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

No. 25, "Accounting for Stock Issued to Employees." Fleetwood granted stock options under its stock-based incentive compensation plan and its non-employee directors' plan with an exercise price no less than the fair market value of the underlying common shares on the date of grant. Vesting was generally based on three years of continuous service, and the options typically had a 10-year contractual term. In certain circumstances, such as a change of control or normal retirement (as defined by the plan), the plan provided for accelerated vesting. Under APB 25, no compensation cost was previously recognized for stock options granted under either plan.

        Effective May 1, 2006, Fleetwood adopted the fair value recognition provisions of SFAS No. 123R, "Share-Based Payment," using the modified prospective transition method. Under the modified prospective transition method, compensation cost recognized since May 1, 2006, included (1) compensation cost for all share-based awards granted prior to, but not yet vested as of, May 1, 2006 based on the grant date fair value determined in accordance with SFAS No. 123, and (2) compensation cost for all share-based awards granted subsequent to May 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Results of prior periods have not been restated.

        The fair value of each stock option granted under Fleetwood's equity incentive plans is estimated on the date of grant using the Black-Scholes option-pricing model. The assumptions used are noted below. The expected volatility is based on both the implied and historical volatility of Fleetwood's stock. The expected term of options granted represents the period of time that the options granted are expected to be outstanding and is based on historical experience giving consideration for the contractual terms, vesting periods and expectations of future employee behavior. The risk-free interest rate is based on the U.S. Treasury rate with a term equal to the expected term of the option grants on the date of grant.

        The following weighted-average assumptions were used for grants for the last three fiscal years:

	2008	2007	2006
Risk-free interest rates	2.73%	4.68%	4.35%

Expected dividend yields	—	—	—

Expected lives (in years)	4.50	4.50	4.22

Expected volatility	53%	50%	44%

        SFAS 123R requires forfeitures to be estimated at the time of grant and prospectively revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Subsequent to May 1, 2006, share-based payment expense was recorded net of estimated forfeitures only for those stock-based awards that were expected to vest. Previously under APB 25, to the extent awards were forfeited prior to vesting, the corresponding previously recognized expense was reversed in the period of forfeiture.

        Prior to the adoption of SFAS No. 123R, Fleetwood determined the pro forma expense of stock-based compensation awarded to employees by amortizing the award over the normal vesting period, even if the employee was expected to be eligible for retirement during that period. The pro forma expense was then accelerated upon subsequent retirement of an employee. For awards that were unvested upon adoption of SFAS No. 123R, share-based compensation expense is amortized over the normal vesting period until retirement, at which point any remaining unrecognized expense is immediately recognized. For awards to eligible retirees made subsequent to the adoption of SFAS No. 123R, the related expense is recognized immediately for any portion of the award that would be subject to accelerated vesting upon retirement or that would continue to vest after retirement. For awards where the employee is expected to meet the years of service and age requirements for retirement eligibility prior to the stated vesting period, the related expense is recognized over the shorter service life during which the awards are earned.

FLEETWOOD ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        If the fair value method under SFAS 123 had been applied in measuring share-based payment expense for the fiscal year ended April 30, 2006, the pro forma effect on net loss and net loss per share would have been as follows (in thousands, except per share amounts):

2006
Net loss, as reported	$(28,437)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,198)

Pro forma net loss	$(31,635)

Basic loss per share, as reported	$(.48)
Basic loss per share, pro forma	$(.53)
Diluted loss per share, as reported	$(.47)
Diluted loss per share, pro forma	$(.53)

  Investment income:

        Investment income for fiscal years 2008, 2007 and 2006 consisted of the following:

	2008	2007	2006
	(Amounts in thousands)
Interest income	$4,509	$5,940	$5,479
Gross realized gains on investments	24	37	12
Gross realized losses on investments	—	(4)	—
Investment management fees	(74)	(71)	(54)

	$4,459	$5,902	$5,437

  Inventories:

        Inventories at April 27, 2008 and April 29, 2007 consisted of the following:

	2008	2007
	(Amounts in thousands)
Raw materials	$88,798	$97,876
Work in process	34,810	38,051
Finished goods	16,205	27,017

	$139,813	$162,944

        Most of the materials purchased for Fleetwood's core products are commodity-type items and are readily available from multiple sources. However, several of Fleetwood's recreational vehicle components are specially tooled proprietary parts that are single sourced from national suppliers, although the tooling is owned by Fleetwood and could be relocated. Motor home chassis are only available from a limited number of suppliers and often need to be ordered well in advance of delivery. Spartan and Freightliner supply diesel-powered chassis, Workhorse Custom Chassis and Ford Motor Company are the dominant suppliers for the Class A and Class C gas chassis, and Chrysler supplies Class C diesel chassis. Shortages, production delays, or work stoppages by any of these suppliers could have a material adverse effect on our sales. If Fleetwood could not obtain an adequate chassis supply, its sales and earnings would suffer.

FLEETWOOD ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Warranty reserves:

        Changes in Fleetwood's product warranty liability during the fiscal years ended April 27, 2008, April 29, 2007, and April 30, 2006 are as follows:

	2008	2007	2006
	(Amounts in thousands)
Balance at beginning of year	$63,481	$64,740	$62,198
Warranties issued and changes in the estimated liability during the period	50,992	69,655	82,216
Settlements made during the period	(66,292)	(70,914)	(79,674)

Balance at end of year	$48,181	$63,481	$64,740

  Consolidated insurance subsidiary:

        The insurance subsidiary was formed primarily for the purpose of insuring products liability risks and, to a lesser extent, workers' compensation risks of the parent company and its subsidiaries. Condensed financial information as of and for the fiscal years ended April 27, 2008, April 29, 2007, and April 30, 2006, for this subsidiary, excluding intercompany eliminations, is as follows:

	2008	2007	2006
	(Amounts in thousands)
Insurance subsidiary:
Cash and investments	$26,567	$23,829	$22,920
Other assets	8,481	12,595	15,406
Reserves for losses	27,136	27,649	32,039
Other liabilities	2,942	4,951	3,562
Net premiums	6,247	6,380	6,353
Underwriting gain (loss)	(1,695)	3,792	83
Investment income	1,223	1,279	767

  Other current liabilities:

        Other current liabilities as of April 27, 2008 and April 29, 2007, consist of the following:

	2008	2007
	(Amounts in thousands)
Incentive programs	$20,226	$27,788
Other	13,464	17,038

	$33,690	$44,826

FLEETWOOD ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Accumulated other comprehensive income (loss):

        The following reflects the balances and activity, net of income taxes, for the components of accumulated other comprehensive income (loss) for the periods:

	Benefit Plans	Foreign Currency Items	Unrealized Gains (Losses) on Securities	Accumulated Other Comprehensive Income (Loss)
	(Amounts in thousands)
Balance April 24, 2005	$—	$1,385	$42	$1,427

Foreign currency translation adjustment		1,951	—	1,951
Unrealized holding gains	—	—	59	59
Reclassification adjustment for gains included in net income, net of income taxes	—	—	(43)	(43)

Net change	—	1,951	16	1,967

Balance April 30, 2006	—	3,336	58	3,394

Foreign currency translation adjustment	—	469	—	469
Defined benefit transition adjustment	(205)	—	—	(205)
Unrealized holding gains	—	—	291	291
Reclassification adjustment for gains included in net income, net of income taxes	—	—	(33)	(33)

Net change	(205)	469	258	522

Balance April 29, 2007	(205)	3,805	316	3,916

Foreign currency translation adjustment	—	(3,805)	—	(3,805)
Defined benefit transition adjustment	(560)	—	—	(560)
Unrealized holding gains	—	—	(351)	(351)
Reclassification adjustment for gains included in net income, net of income taxes	—	—	(24)	(24)

Net change	(560)	(3,805)	(375)	(4,740)

Balance April 27, 2008	$(765)	$—	$(59)	$(824)

  Comprehensive income (loss):

        Comprehensive income (loss) includes all revenues, expenses, gains, and losses that affect the capital of the Company aside from issuing or retiring shares of stock. Net income (loss) is one component of comprehensive income (loss). Based on the Company's current activities, the only other components of comprehensive income (loss) are changes in the unrealized gains or losses on marketable securities and unrealized actuarial gains and losses relating to defined benefit plans.

FLEETWOOD ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The difference between net loss and total comprehensive loss is shown below (amounts in thousands):

	2008	2007	2006
Net loss	$(1,013)	$(89,961)	$(28,437)
Foreign currency translation	(3,805)	469	1,951
Investment securities	(375)	258	16
Defined benefit liability adjustment	(560)	(205)	—

Comprehensive loss	$(5,753)	$(89,439)	$(26,470)

        During the third quarter of fiscal 2008, the Company successfully completed an asset sale of its former Canadian travel trailer subsidiary. The sale included the idle facilities, manufacturing equipment, raw materials, and certain intellectual property. The asset sale was deemed to be a substantial liquidation as defined in SFAS No. 52, "Foreign Currency Translation." Therefore, the accumulated translation gain related to the Canadian subsidiary of approximately $4.1 million was recorded as a component of the gain on sale and included in other operating (income) expense in the consolidated statements of operations.

  Supplemental cash flow disclosures:

        Supplemental cash flow disclosures for each of the three fiscal years in the period ended April 27, 2008 are as follows:

	2008	2007	2006
	(Amounts in thousands)
Interest paid	$26,282	$21,345	$71,937

Income taxes paid	$1,578	$2,464	$2,771

(3)   Industry Segment Information

        Fleetwood conducts operations principally in two industries, recreational vehicles and manufactured housing. Fleetwood is organized into three segments: the RV Group, the Housing Group, and Corporate.

        The RV Group, which consists of the motor home, travel trailer and RV supply divisions, is primarily a manufacturer of recreational vehicles, with the preponderance of its products being sold to a network of independent dealers. The Housing Group primarily produces factory-built homes, selling products to independent dealers, developers, or contractors. Identifiable assets exclude assets from discontinued operations in the amount of $22.0 million, $31.4 million and $28.9 million for fiscal years 2008, 2007, and 2006, respectively. The operations of Fleetwood's wholly owned insurance subsidiary have been included in the Corporate segment because the impact on consolidated operating income is not material. Intercompany sales and profits have been eliminated from the reported segment information.

        Operating income (loss) is total revenues less cost of sales, operating expenses, and other operating expenses, net. The adjustments and eliminations include elimination of intercompany profits on inventories held by the former housing retail business. None of the following items have been included in the computation of operating income (loss) for the individual operating segments: certain corporate expenses, non-operating income and expenses, and income taxes. Identifiable assets are those assets used in the operation of each industry segment. Corporate assets primarily consist of cash, investments, deferred tax benefits, cash value of company-owned life insurance, other assets, and some idle facilities. Information

FLEETWOOD ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

with respect to industry segments as of April 27, 2008, April 29, 2007, and April 30, 2006, and for each of the years then ended is set forth as follows:

	RV Group	Housing Group	Corporate and Other	Adjustments and Eliminations	Total
	(Amounts in thousands)
2008
Operating revenues	$1,163,041	$496,939	$—	$—	$1,659,980

Operating income	$3,000	$8,608	$6,225	$—	$17,833

Identifiable assets	$266,592	$117,929	$219,029	$—	$603,550
Depreciation	7,786	5,257	4,952	—	17,995
Amortization of financing costs	—	—	1,543	—	1,543
Capital expenditures	2,927	2,014	1,078	—	6,019
2007
Operating revenues	$1,400,886	$518,461	$—	$—	$1,919,347

Operating loss	$(51,581)	$(2,557)	$(3,641)	$—	$(57,779)

Identifiable assets	$321,492	$136,791	$213,480	$—	$671,763
Depreciation	8,762	6,649	6,114	—	21,525
Amortization of financing costs	—	—	3,549	—	3,549
Capital expenditures	4,212	2,726	814	—	7,752
2006
Operating revenues	$1,578,132	$795,877	$—	$(25,627)	$2,348,382

Operating income (loss)	$8,662	$38,831	$(10,509)	$(1,264)	$35,720

Identifiable assets	$347,924	$166,649	$318,587	$—	$833,160
Depreciation	8,270	7,011	6,630	—	21,911
Amortization of financing costs	—	—	1,476	—	1,476
Capital expenditures	7,813	5,167	2,323	—	15,303

(4)   Other Operating (Income) Expense, net

        Other operating (income) expense, net, includes gains on sale of fixed assets, net, write-down of impaired assets, and restructuring and severance costs for fiscal years 2008, 2007 and 2006 as follows:

	2008	2007	2006
	(Amounts in thousands)
Gains on sales of fixed assets, net	$(36,526)	$(4,325)	$(475)
Write-down of impaired assets	4,375	2,800	1,550
Restructuring and severance costs	1,691	14,012	4,946

	$(30,460)	$12,487	$6,021

  Gains on sales of fixed assets, net:

        The gains on sales of fixed assets, net, resulted primarily from the sale of land and buildings, as well as recognition of the accumulated foreign currency translation gains upon the substantial liquidation of the Company's Canadian travel trailer operation. During fiscal 2008, 13 idle facilities with a carrying value of $18.8 million were sold. Additionally, on April 10, 2008, we completed the sale of the Company's corporate

FLEETWOOD ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

headquarters in Riverside, California, for a price of $23.5 million, net of expenses. The sale generated a gain of approximately $22 million, of which $15 million was recognized in the fourth quarter. The deferred gain is included in other current liabilities and other non-current liabilities, as appropriate. A portion of the property is subject to a seven-year lease and the remaining gain is being recognized ratably over the lease period. During fiscal 2007, six idle facilities with a carrying value of $5.8 million were sold. During fiscal 2006, four idle facilities with a carrying value of $2.4 million were sold, along with two parcels of land with an aggregate carrying value of $800,000.

  Write-down of impaired assets:

        In fiscal 2008, 2007 and 2006, Fleetwood determined that the net book value of certain closed manufactured housing facilities exceeded net realizable value. In fiscal 2008, 2007 and 2006, the write-down of assets related to one, one and three idle manufacturing facilities, respectively. Net realizable values were determined based on estimated recoverability upon sale, where appropriate, or other estimates of future cash flows.

  Restructuring and severance costs:

        Restructuring and severance costs are related to reductions in personnel and plant closures.

(5)   Marketable Investments

        Excess cash balances are invested primarily in short-term, exchange-traded debt instruments. Investments generally consist of non-equity type investments stated at market value.

        The following is a summary of investment securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Amounts in thousands)
April 27, 2008
Available-for-Sale Securities:
U.S. corporate equity securities	$301	$161	$—	$462
U.S. corporate debt securities	10,164	185	(88)	10,261
Foreign corporate debt securities	14,682	—	(318)	14,364

	$25,147	$346	$(406)	$25,087

April 29, 2007
Available-for-Sale Securities:
U.S. corporate equity securities	$301	$247	$—	$548
U.S. corporate debt securities	10,952	—	—	10,952
Foreign corporate debt securities	12,592	71	(2)	12,661

	$23,845	$318	$(2)	$24,161

        By contractual maturity, all marketable debt investments at April 27, 2008 are due in one year or less; as such, all unrealized losses noted above occurred within the past 12 months. Given the short-term maturity of the investment securities and their related investment rating, none of the above securities were deemed to have an other-than-temporary impairment.

FLEETWOOD ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6)   Income Taxes

        Deferred tax assets and liabilities are determined based on temporary differences between income and expenses reported for financial reporting and tax reporting. Fleetwood is required to record a valuation allowance to reduce its net deferred tax assets to the amount that it believes is more likely than not to be realized. In assessing the need for a valuation allowance, Fleetwood historically had considered all positive and negative evidence, including scheduled reversals of deferred tax liabilities, prudent and feasible tax planning strategies, projected future taxable income, and recent financial performance. Since Fleetwood has had cumulative losses in recent years, the accounting guidance suggests that Fleetwood should not look to future earnings to support the realizability of the net deferred tax asset. As a result, management concluded that a partial valuation allowance against the deferred tax asset was appropriate. In fiscal 2008, the deferred tax asset was increased by $2.4 million to $56.7 million. The book value of the net deferred tax asset is supported by the availability of various tax strategies which, if executed, are expected to generate sufficient taxable income to realize the recorded asset. Fleetwood has periodically assessed the realizability of its net deferred tax asset and has made adjustments as necessary, generally to give effect to changes in the amount of available tax planning strategies. We continue to believe that the combination of all positive and negative factors will enable us to realize the full value of the net deferred tax assets; however, it is possible that the extent and availability of tax-planning strategies will change over time and impact this evaluation. If, after future assessments of the realizability of our deferred tax asset, we determine an adjustment is required, we would record the provision or benefit in the period of such determination.

        The benefit (provision) for income taxes on continuing operations for the last three fiscal years is summarized below:

	2008	2007	2006
	(Amounts in thousands)
Current:
U.S. Federal	$180	$—	$(1,035)
Foreign	(250)	1,021	198
State	(665)	(2,909)	(4,801)

	(735)	(1,888)	(5,638)

Deferred, principally Federal:
Deferred tax valuation allowance	5,307	(39,555)	(4,744)
Tax loss carryforward	2,583	25,971	1,849
Insurance reserves	330	(656)	1,013
Deferred compensation and benefits	(2,990)	(1,819)	(3,354)
Product warranty reserves	(4,586)	(222)	991
Dealer volume rebates	(667)	(255)	946
Depreciation	(949)	62	227
Restructuring accruals	584	(457)	(6,182)
Other financial accruals	4,760	(290)	3,547

	4,372	(17,221)	(5,707)

	$3,637	$(19,109)	$(11,345)

FLEETWOOD ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The benefit (provision) for income taxes from continuing operations and discontinued operations is as follows:

	2008	2007	2006
	(Amounts in thousands)
Continuing operations	$3,637	$(19,109)	$(11,345)
Discontinued operations	(2,500)	2,500	—

Benefit (provision) for income taxes	$1,137	$(16,609)	$(11,345)

        The benefit (provision) for income taxes on continuing operations computed by applying the Federal statutory rate to income (loss) before taxes is reconciled to the actual benefit (provision) for the last three fiscal years as follows:

	2008		2007		2006
	Amount	%	Amount	%	Amount	%
	(Amounts in thousands)
Income (loss) from continuing operations before benefit (provision) for income taxes:
U.S. Federal	$3,091	(430.5)%	$(45,306)	76.9%	$13,401	116.6%
Foreign	(3,809)	530.5	(13,598)	23.1	(1,906)	(16.6)

	$(718)	100.0%	$(58,904)	100.0%	$11,495	100.0%

Computed statutory tax	$251	35.0%	$20,616	35.0%	$(4,023)	(35.0)%
Valuation allowance	5,307	739.1	(39,555)	(67.2)	(4,744)	(41.3)
Foreign taxes, net	(250)	(34.8)	1,021	1.8	469	4.1
State income taxes, net	(665)	(92.6)	(2,909)	(4.9)	(4,801)	(41.8)
Other items, net	(1,006)	(140.2)	1,718	2.9	1,754	15.3

	$3,637	506.5%	$(19,109)	(32.4)%	$(11,345)	(98.7)%

        The components of Fleetwood's deferred tax assets at April 27, 2008 and April 29, 2007 were as follows:

	2008	2007
	(Amounts in thousands)
Tax loss carryforward	$130,363	$127,780
Insurance reserves	19,109	18,779
Deferred compensation and benefits	14,708	17,698
Product warranty reserves	17,072	21,658
Dealer volume rebates	1,971	2,638
Property, plant and equipment	4,078	5,027
Restructuring accruals	5,286	4,702
Other financial accruals	15,281	10,521

	207,868	208,803
Valuation allowance	(151,146)	(154,468)

	$56,722	$54,335

FLEETWOOD ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        At April 27, 2008, Fleetwood had a domestic Federal net operating loss carryforward of approximately $375 million and a foreign net operating loss carryforward of $3.4 million. The Federal and foreign net operating loss carryforwards begin to expire in 2023 and 2017, respectively. In addition, Fleetwood has related state net operating loss carryforwards of $178.1 million with varying expiration dates. Companies are subject to a change of ownership test, as defined by applicable tax code, that, if met, would limit the annual utilization of net operating loss carryforwards. Fleetwood monitors this calculation and, at April 27, 2008, has not had a change of ownership as defined by the code. Although not included in the components of deferred taxes above, $13.3 million of Fleetwood's Federal net operating loss carryforward relates to tax deductions from the exercise of non-qualified stock options. Upon future realization of these deductions, approximately $5.2 million will be recognized directly to shareholders' equity as additional paid-in capital.

        On April 30, 2007, the Company adopted the provisions of FIN 48. There was no material impact to the Company of adopting FIN 48. As of the date of adoption, the Company had accrued a $3.7 million liability for uncertain tax positions and $0.7 million for interest and penalties on uncertain tax positions.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows (in millions):

Unrecognized tax benefits, April 30, 2007	$3.7
Increase in prior-period tax positions	8.4
Decrease in prior-period tax positions	(0.3)
Current year tax positions	—
Settlements	(0.2)
Lapse of statute of limitations	—

Unrecognized tax benefits, April 27, 2008	$11.6

        Of the $11.6 million of unrecognized tax benefits, $3.3 million, if recognized, would favorably affect the Company's effective tax rate.

        The Company recognizes interest and penalties, as applicable, related to uncertain tax positions in the provision for income taxes. As of April 27, 2008, the Company has accrued additional $1.1 million of interest and penalties related to uncertain tax positions.

        The Company strives to resolve open matters with each tax authority at the examination level and could reach agreement with a tax authority at any time. While the Company has accrued for amounts it believes are the probable outcomes, the final outcome with a tax authority may result in a tax liability that is more or less than that reflected in the consolidated financial statements. Furthermore, the Company may later decide to challenge any assessments, if made, and may exercise its right to appeal. The unrecognized tax positions are reviewed quarterly and adjusted as events occur that affect potential liabilities for additional taxes, such as lapsing of applicable statutes of limitations, proposed assessments by tax authorities, negotiations between tax authorities, identification of new issues, and issuance of new legislation, regulations, or case law. Management believes that adequate amounts of tax and related interest have been provided for any adjustments that may result from these uncertain tax positions.

        As a result of audits, the total liability for unrecognized tax benefits may change within the next 12 months due to either settlement of audits or expiration of statutes of limitations. Quantification of those potential changes cannot be estimated at this time. At April 27, 2008, the Company has concluded all United States federal and state income tax matters for years through 2002.

FLEETWOOD ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(7)   Property, Plant, and Equipment, net

        Property, plant, and equipment is stated at cost, net of accumulated depreciation, and consists of the following as of April 27, 2008 and April 29, 2007:

	2008	2007
	(Amounts in thousands)
Land	$13,479	$16,777
Buildings and improvements	234,472	295,083
Machinery and equipment	141,683	151,677

	389,634	463,537
Less accumulated depreciation	(243,061)	(278,083)

	$146,573	$185,454

        Idle facilities include closed plants and certain other properties that are not in current use by Fleetwood. There were 13 idle plant facilities at the end of fiscal 2008 and 21 at the end of fiscal 2007. Of the current 13 idle facilities, one recreational vehicle facility and three housing facilities are designated as held for sale and have a net book value of $9.4 million. Of the idle facilities as of April 29, 2007, five recreational vehicle facilities and one housing facility were designated as held-for-sale and had a combined net book value of $6.1 million. During fiscal 2008, five facilities were idled, one facility was reactivated, and 12 idle facilities were sold.

        The carrying value of idle facilities, including those designated as held for sale, was $23.9 million at April 27, 2008 and $35.2 million at April 29, 2007, net of accumulated depreciation of $26.8 million and $37.8 million, respectively. In the opinion of management, the carrying values of idle facilities are not in excess of their net realizable values.

(8)   Retirement and Deferred Compensation Plans

        Fleetwood has qualified defined contribution (DC) retirement plans covering most employees. There are no prior service costs associated with these plans. Fleetwood follows the policy of funding qualified retirement plan contributions as earned. Fleetwood also has maintained two non-qualified plans to accrue retirement benefits subject to Internal Revenue Code limitations. During fiscal 2003, Fleetwood terminated three DC plans that covered the majority of its employees: a 401(k) plan that previously included the employees at Fleetwood Retail Corp., a money purchase plan for workers at the manufacturing subsidiaries and a profit-sharing plan for employees at Fleetwood's headquarters. All assets and participant accounts associated with the terminated plans were transferred to a single 401(k) plan, with no loss of benefits. In addition, Fleetwood established a non-qualified Deferred Compensation Alternative (DCA) plan that serves as a supplementary retirement vehicle for after-tax contributions in excess of IRS limitations on pre-tax contributions. The costs associated with these retirement plans are summarized as follows:

	Qualified DC Plans	Non-Qualified Plans	Total
	(Amounts in thousands)
2008	$7,492	$2,009	$9,501
2007	11,030	4,588	15,618
2006	13,356	3,296	16,652

FLEETWOOD ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        In addition to the two non-qualified retirement plans, Fleetwood has provided a non-qualified deferred compensation plan that has allowed for the voluntary deferral of a portion of managers' compensation. With the exception of the DCA plan, where returns are dictated by a portfolio of investments selected by the individual, participant balances in the various non-qualified plans are credited with interest at a rate set at the discretion of Fleetwood. For the three years ended April 2008, this interest rate was the prime rate as published by a major U.S. bank. To enhance security for the benefits payable under these plans, excluding the DCA plan, Fleetwood has established a "Rabbi Trust," funded with company-owned life insurance (COLI) policies on the lives of participants. The assets of the trust are not generally available to Fleetwood or its creditors, except to pay benefits or in the event of Fleetwood's insolvency. No premium payments were made in the last three fiscal years. In fiscal 2008 and 2007, respectively, $4.8 million and $6.4 million were borrowed from the trust in the form of policy loans to pay participant benefits. The liability for benefits accrued under the non-qualified plans at the end of fiscal 2008 and 2007 totaled $22.5 million and $28.2 million, respectively. The cash values of the related trust assets reflected in the accompanying balance sheets were $13.1 million and $23.0 million, respectively, at those same dates.

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

(9)   Postretirement Healthcare Benefits

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

        On April 29, 2007, Fleetwood adopted the recognition and disclosure provisions of SFAS No. 158, which required Fleetwood to recognize the funded status of its employee defined benefit plans beginning in the April 29, 2007 consolidated balance sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment at adoption represents the net unamortized actuarial losses and unrecognized prior service costs, which were previously netted against the plans' funded status in Fleetwood's consolidated balance sheet pursuant to the provisions of SFAS No. 106. These amounts will be subsequently recognized as net periodic postretirement benefit cost pursuant to Fleetwood's historical accounting policy for amortizing such amounts. Actuarial gains and losses that arise in subsequent periods that are not recognized as net periodic postretirement benefit cost in the same periods will be recognized as a component of other comprehensive income. Those costs will be subsequently recognized as a component of net periodic postretirement benefit cost on the same basis as the amounts recognized in accumulated other comprehensive income at the adoption of SFAS No. 158.

        The adoption of SFAS No. 158 had no effect on Fleetwood's consolidated statement of income for the year ended April 27, 2008, or for any prior period presented. The primary effect of adoption was a

FLEETWOOD ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

decrease to other comprehensive income of approximately $205,000 and a related increase to accrued postretirement benefits cost.

        The components of the net periodic postretirement benefit cost are as follows:

	2008	2007	2006
	(Amounts in thousands)
Service cost—benefits earned during the year	$191	$230	$568
Interest cost on projected benefit obligation	328	427	628
Recognized net actuarial loss	139	351	975
Amortization of unrecognized prior service cost	(588)	(588)	(701)

Net periodic postretirement benefit cost	$70	$420	$1,470

        The changes in the benefit obligation and the unfunded status as of the measurement dates of April 27, 2008 and April 29, 2007 of the postretirement benefit plan are as follows:

	2008	2007
	(Amounts in thousands)
Change in accumulated postretirement benefit obligation:
Accumulated benefit obligation at beginning of year	$5,948	$7,433
Service cost	191	230
Interest cost	328	427
Actuarial gain	112	(1,710)
Net benefits paid	(663)	(432)

Accumulated benefit obligation at end of year	$5,916	$5,948

Funded status	$(5,916)	$(5,948)
Unrecognized net actuarial loss	1,775	1,802
Unrecognized prior service cost	(1,009)	(1,597)

Accrued postretirement benefits	$(5,150)	$(5,743)

        The following table summarizes amounts recognized in shareholders' equity:

	April 27, 2008	April 29, 2007
	(Amounts in thousands)
Prior service cost	$(1,009)	$(1,597)
Net actuarial loss	1,775	1,802

Total	$766	$205

        To determine the amount of the benefit obligation, a discount rate of 6.25% and 5.75% was used in fiscal years 2008 and 2007, respectively, and the assumed healthcare cost trend rate was assumed to begin at 9.00% and reduce over eight years to an ultimate level of 5.00% per year. A 1.00% increase in the assumed healthcare cost trend rate would increase the total service cost and interest cost by $46,000 and the accumulated postretirement benefit obligation (APBO) by $396,000. A 1.00% decrease in the assumed healthcare cost trend rate would decrease the total service cost and interest cost by $42,000 and the APBO by $361,000.

        Fleetwood funds postretirement healthcare benefits on a pay-as-you-go basis. Fleetwood expects to make cash payments of approximately $501,000 related to its postretirement healthcare plan in fiscal 2009.

FLEETWOOD ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following benefit payments, which reflect future service as appropriate, are expected to be paid:

Postretirement Healthcare Benefits
(Amounts in thousands)
2009	$501
2010	547
2011	533
2012	555
2013-2018	3,852

(10) Discontinued Operations

        On April 15, 2008, the folding trailer business was designated as held-for-sale and was subsequently sold on May 12, 2008. On March 30, 2005, Fleetwood announced plans to exit its manufactured housing retail and financial services businesses and completed the sale of the majority of the assets of these businesses by August 2005. The decision to exit these businesses was intended to stem losses and return to a traditional focus on core manufacturing operations.

        Assets and liabilities expected to be sold or extinguished have been reclassified to current assets and liabilities from discontinued operations, respectively, and consist of the following:

	2008	2007
	(Amounts in thousands)
Current assets from discontinued operations:
Receivables	$6,175	$5,201
Inventories	8,904	11,966
Property, plant and equipment, net	5,857	6,775
Goodwill	—	6,316
Other assets	1,085	1,150

	22,021	31,408

Current liabilities from discontinued operations:
Accounts payable	2,931	2,601
Employee compensation	2,387	3,748
Product warranty	3,430	5,698
Other current liabilities	12,289	17,439

	$21,037	$29,486

FLEETWOOD ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Operating results of these businesses, including impairment charges, are classified as discontinued operations for all periods presented. Discontinued operations, net for fiscal years 2008, 2007 and 2006, consist of the following:

	2008	2007	2006
	(Amounts in thousands)
Sales	$76,633	$88,593	$177,595

Net income (loss) before charges:
Retail	$(600)	$(1,649)	$(16,695)
Financial services	(11)	(19)	(1,063)
Folding trailers	3,829	(9,637)	(6,215)
Gain on sale, impairment charges and termination costs:
Gain on sale of insurance assets	—	—	2,417
Impairment of retail and finance services	—	(393)	(2,520)
Impairment of folding trailer operations	(7,150)	—	—
Severance and termination costs	—	—	(4,511)
Contract (lease) termination costs	—	(250)	—

Discontinued operations, net	$(3,932)	$(11,948)	$(28,587)

        As of year-end, a strong indication of market value of the folding trailer business was available based on advanced discussions with the buyer. These discussions culminated in the signing of a stock purchase agreement on April 28, 2008. An impairment of approximately $7.2 million was recorded to reduce the carrying value of the folding trailer business to its estimated market value. The impairment was primarily recorded against goodwill on the balance sheet and was included in the loss from discontinued operations.

        Results include a deferred income tax provision of $2.5 million in fiscal 2008, a benefit of $2.5 million in fiscal 2007, and no tax provision in fiscal 2006.

        Losses and other costs from discontinued operations in fiscal 2009 are not expected to be material.

(11) Other Short-Term Borrowings

  Secured Credit Facility:

        In January 2007, the agreement governing Fleetwood's credit facility with a syndicate of lenders led by Bank of America, N.A., as administrative agent, was renewed and extended until July 31, 2010. The Company originally entered into the credit agreement in July 2001, and it has been amended on several occasions since. The new amended and restated agreement incorporated prior amendments and made additional changes, but continued to provide for a revolving credit facility, including a real estate sub-facility, and a term loan.

        Loan commitments for the revolving credit facility were $183.1 million as of April 27, 2008. Fleetwood's borrowing capacity, however, is governed by the amount of a borrowing base, consisting primarily of inventories and accounts receivable and a real estate sub-facility. Inventories and accounts receivable can fluctuate significantly and the borrowing base is revised weekly for changes in receivables and monthly for changes in inventory balances. Both the commitments to the term loan ($22 million) and real estate sub-facility ($15 million) have been reduced through quarterly amortization to net values of $18.1 million and $13.1 million, respectively, at the end of the current fiscal year. On the first day of each fiscal quarter, Fleetwood is required to repay $786,000 in principal on the term loan, and the ability to

FLEETWOOD ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

borrow under the real estate sub-facility is reduced by $375,000. Additionally, in May 2008, the term loan was reduced by a repayment of $3.7 million. The total facility commitment is subject to a $25 million seasonal uplift from December through April.

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

        The combined aggregate short-term balance outstanding on the revolver and term loan was $7.3 million as of April 27, 2008 and $5.3 million as of April 29, 2007. An additional $14.9 million and $14.1 million of the term loan was included in long-term borrowings as of April 27, 2008 and April 29, 2007, respectively. At the end of the fiscal year, the borrowing base totaled $141.5 million. After consideration of outstanding borrowings and standby letters of credit of $79.3 million, unused borrowing capacity (availability) was approximately $39.9 million. The revolving credit line and term loan bear interest, at Fleetwood's option, at variable rates based on either Bank of America's prime rate or one-, two-, or three-month LIBOR.

        Borrowings are secured by receivables, inventory and certain other assets, primarily real estate, and are used for working capital and general corporate purposes. Under the senior credit agreement, Fleetwood Enterprises, Inc. is a guarantor of the borrowings and letters of credit of its wholly owned subsidiary, Fleetwood Holdings, Inc. Also, Fleetwood is subject to a springing financial performance covenant, but only if either (a) average daily liquidity, defined as cash, cash equivalents, and unused borrowing capacity, falls below a prescribed minimum level of $50 million in any calendar month, (b) liquidity falls below $25 million on any single day, or (c) average daily availability is below $20 million in any month. During the fiscal year ended April 27, 2008, average monthly liquidity ranged from $59.9 million to $129.1 million, and Fleetwood remained above all of the minimum requirements.

        In March 2008, the credit facility was further amended to establish a new springing financial performance covenant based on a fixed charge coverage ratio at levels that more closely approximated expectations of future operating results rather than earnings before interest, taxes, depreciation, and amortization. The amendment also increased the pledge of excess real estate collateral by approximately $3 million. Under the amended facility, real estate with an approximate appraised value of $79 million is pledged as security, which includes excess collateral of $28 million.

        The weighted average interest rate on these short-term borrowings was 6.16%, 8.4% and 8.9% at the end of fiscal 2008, 2007 and 2006, respectively.

(12) Convertible Senior Subordinated Debentures

        In December 2003, Fleetwood completed the sale of $100 million aggregate principal amount of 5% convertible senior subordinated debentures due in 2023. Interest on the debentures is payable semi-annually at the rate of 5.0%. The debentures are convertible, under certain circumstances, into Fleetwood's common stock at an initial conversion rate of 85.034 shares per $1,000 principal amount of debentures, equivalent to an initial conversion price of $11.76 per share of common stock.

        Holders of the debentures have the ability to require Fleetwood to repurchase the debentures, in whole or in part, on December 15, 2008, December 15, 2013 and December 15, 2018. Beginning in the third quarter of fiscal 2008, the debentures were reclassified on the balance sheet from long-term to

FLEETWOOD ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

current liabilities. The repurchase price is 100% of the principal amount of the debentures plus accrued and unpaid interest. Fleetwood may, at its option, elect to pay the repurchase price in cash, its common stock or a combination of cash and its common stock. If Fleetwood elects to repay the purchase price in common stock, the number of shares of its common stock that it will deliver will be equal to the dollar amount being repurchased divided by 95% of the arithmetic average of the volume weighted average price of its common stock for each of the 20 trading days immediately preceding the repurchase date. Fleetwood has the option to redeem the debentures after December 15, 2008, in whole or in part, for cash, at a price equal to 100% of the principal amount plus accrued and unpaid interest. Subsequent to the end of fiscal 2004, the debentures and the common stock potentially issuable upon conversion of the debentures were registered for resale under the Securities Act of 1933.

(13) Convertible Subordinated Debentures

        In 1998, a wholly owned Delaware business trust, Fleetwood Capital Trust (Trust I), issued optionally redeemable convertible trust preferred securities convertible into shares of Fleetwood's common stock. The proceeds from the sale of the securities and from the purchase by Fleetwood of the common shares of the business trust were tendered to Fleetwood in exchange for convertible subordinated debentures, the sole assets of the business trust. Under FIN 46R, "Consolidation of Variable Interest Entities," the business trusts were deemed to have no primary beneficiary and, although wholly owned by Fleetwood, were not to be consolidated. As a result, the convertible subordinated debentures, issued by Fleetwood, were presented as a long-term liability.

        The transaction is more fully described below and the securities and amounts outstanding as of April 27, 2008, are summarized in the following table (dollar amounts in thousands, except per share data):

Series	Convertible Subordinated Debentures Outstanding	Number of Trust Preferred Securities Outstanding	Par Value Per Share	Aggregate Amount of Trust Preferred Securities Outstanding	Maturity	Interest Rate	Conversion Price
Trust I	$160,142	3,025,000	$50	$151,250	2028	6%	$48.72 or 1.02627 shares of common stock per share of Trust I Securities

        Trust I initially completed a $287.5 million private placement of 5,750,000 shares of 6% convertible trust preferred securities due February 15, 2028 (Trust I Securities) with a liquidation value of $50 per security. The combined proceeds from the transaction and from the purchase by Fleetwood of the common shares of Trust I were tendered to Fleetwood in exchange for 6% convertible subordinated debentures due February 15, 2028 (Trust I Debentures) in the aggregate principal amount of $296.4 million. In a subsequent exchange offer, the number of Trust I Securities outstanding was reduced to 4,025,000 and the aggregate principal amount outstanding was reduced to $201,250,000. Fleetwood called the securities held by two additional trusts, including the securities that were issued in the exchange offer, for redemption and entered into a series of transactions that spanned our fiscal 2004 year end. As of June 4, 2004, all of the outstanding securities held by these additional trusts were redeemed for cash or were converted into common stock. Fleetwood also purchased and cancelled 1,000,000 shares or 24.8% of its previously outstanding 6% convertible trust preferred securities in July 2006. The transaction price of $31 per share represented a discount of approximately 39% from the par value of $50 per share, taking into account accrued and unpaid interest. Long-term debt was reduced by $50 million and Fleetwood recorded a pre-tax gain of approximately $18.5 million as other income in the first quarter of fiscal 2007. Subsequent to this

FLEETWOOD ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

purchase, the number of Trust I Securities outstanding was 3,025,000 and the aggregate principal amount outstanding was $151,250,000.

        Distributions on the Trust I Securities are cumulative and are paid quarterly in arrears at an annual rate of 6%. Fleetwood has the option to defer payment of the distributions for an extended period of up to 20 consecutive quarters, so long as Fleetwood is not in default in the payment of interest on the debentures and discontinues the payment of dividends on common stock while the deferral is in effect. Considered together, the undertakings under the trust, the related indentures and guarantees, and the convertible subordinated debentures constitute a full and unconditional guarantee by Fleetwood of the trust's obligations under the securities. Beginning with the third quarter of fiscal 2002, Fleetwood elected to defer the quarterly distributions on the Trust I Securities. Under the terms of the governing instruments, Fleetwood was permitted to defer distributions on the Trust I Securities through August 2006; however, the deferred distributions, plus interest, were repaid in full on February 15, 2006, along with the current distribution due on that date in an aggregate amount of $61.9 million. Fleetwood recently elected to defer distributions beginning May 15, 2008, and has the right to do so for up to 20 consecutive quarters.

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

(14) Fair Value of Financial Instruments

        Fleetwood has estimated the fair value of its financial instruments as of April 27, 2008, and April 29, 2007, based on relevant market information or using management estimates of discounted cash flows. The book and estimated fair values of financial instruments include those set out below or are discussed in Note 5:

	April 27, 2008		April 29, 2007
	Book Value	Estimated Fair Value	Book Value	Estimated Fair Value
	(Amounts in thousands)
Cash and cash equivalents (including restricted cash)	$75,052	$75,052	$52,127	$52,127
Marketable investments	25,087	25,087	24,161	24,161
Cash value of life insurance policies	29,157	29,157	39,423	39,423
Investments in unconsolidated subsidiaries	8,892	8,892	8,892	8,892
Short-term borrowings	9,568	9,568	7,314	7,314
5% convertible senior subordinated debentures	100,000	96,000	100,000	100,850
6% convertible subordinated debentures	160,142	84,139	160,142	112,150
Other long-term debt	16,145	16,145	17,508	17,508

(15) Commitments and Contingencies

  Repurchase Commitments:

        Producers of recreational vehicles and manufactured housing customarily enter into repurchase agreements with lending institutions that provide wholesale floorplan financing to independent dealers. Fleetwood's agreements generally provide that, in the event of a default by a dealer in its obligation to these credit sources, Fleetwood will repurchase product. With most repurchase agreements this obligation

FLEETWOOD ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ceases when the amount for which Fleetwood is contingently liable to the lending institution has been outstanding for more than 12, 18, or 24 months, depending on the terms of the agreement. The contingent liability under these agreements approximates the outstanding principal balance owed by the dealer for units subject to the repurchase agreement, less any scheduled principal payments waived by the lender. Although the maximum potential contingent repurchase liability approximated $128 million for inventory at manufactured housing dealers and $391 million for inventory at RV dealers as of April 27, 2008, the risk of loss is reduced by the potential resale value of any products that are subject to repurchase, and is spread over numerous dealers and financial institutions. The gross repurchase obligation will vary depending on the season and the level of dealer inventories. Typically, the repurchase obligation for the third fiscal quarter will be greater than other periods due to high dealer inventories. The RV repurchase obligation is significantly more than the manufactured housing obligation due to a higher average cost per motor home and more units in dealer inventories. Losses and related repurchase reserves under these agreements have not been significant and lender repurchase demands have been funded out of working capital.

        In the past three fiscal years Fleetwood had the following repurchase activity:

	2008	2007	2006
	(Dollars in millions)
Units	159	96	66
Repurchase amount	$4.8	$2.4	$2.1
Loss recognized	$0.7	$0.7	$0.4

  Legal Proceedings:

        Fleetwood is regularly involved in legal proceedings in the ordinary course of business. For certain cases the Company is self-insured; for others, including products liability, insurance covers a portion of Fleetwood's liability under some of this litigation. In the majority of cases, including products liability cases, Fleetwood prepares estimates based on historical experience, the professional judgment of legal counsel, and other assumptions it believes to be reasonable. As additional information becomes available, Fleetwood reassesses the potential liability related to pending litigation and revises the related estimates. Such revisions and any actual liability that greatly exceeds Fleetwood's estimates could materially impact Fleetwood's results of operations and financial position.

        Fleetwood is now painting motor homes at its Riverside, California plant under a permanent variance. Since July 2004, the Company had been operating the paint facility pursuant to experimental variances granted by the California Division of Occupational Safety and Health (the Division), which is the enforcement and consultation agency for the California Occupational Safety and Health program (Cal/OSHA). Although Fleetwood believes it is providing safety and health protection to employees that goes beyond the protection required by Cal/OSHA, a variance from a Cal/OSHA standard is required wherever an employer is recirculating air in paint spray booths. Fleetwood applied to the California Occupational Safety and Health Appeals Board (the Board) for a permanent variance and after several hearings on that application, a permanent variance was granted by the Board on October 18, 2007, subject to numerous conditions. On November 27, 2007, Fleetwood filed a petition to modify one of the conditions, and the Division filed a petition to have the variance revoked. Meanwhile, Fleetwood and the Division continue to hold productive discussions and are taking steps with a view to implementing a stipulated resolution of the issue. If the permanent variance were to be revoked, then Fleetwood would be unable to use the spray booths as currently deployed unless a court intervened to grant Fleetwood relief.

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

FLEETWOOD ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Subsequent to our year-end on May 29, 2008, Fleetwood settled all ongoing litigation with The Coleman Company, Inc., and all pending proceedings have been dismissed. Fleetwood paid Coleman $10 million in cash and agreed to release Coleman from the restriction on licensing its name to an RV company. In 2005 when the judgment was entered, Fleetwood posted an appeal bond, supported by a standby letter of credit in the amount of $18 million. Prior to the settlement, Fleetwood had recorded cumulative accounting charges of $19.2 million representing the amount of the judgment plus interest and expenses. As a result of the settlement, Fleetwood recorded a reversal of $9.2 million of the prior charges in discontinued operations in the fourth quarter of fiscal 2008. The standby letter of credit was cancelled upon payment of the final settlement amount.

  Guarantees:

        In conjunction with the sale of Fleetwood's manufactured housing retail business, numerous leased retail locations were assigned to the buyers. Although Fleetwood received indemnification from the assignees, if the assignees were to become unable to continue making payments under the assigned leases, Fleetwood estimates its present maximum potential obligation with respect to leases currently in effect to be $7.0 million as of April 27, 2008. Fleetwood shall remain liable for the remaining lease terms, which range from three months to seven years. The risk of loss is mitigated by the potential to sublease the assigned leases to other parties. The fair value of the guarantee was not material for any of the periods presented.

  Other:

        Fleetwood Enterprises, Inc. has entered into 11 limited guarantees aggregating $4.1 million for certain obligations of certain retailers to floorplan lenders and an additional three unsecured guarantees aggregating $6.3 million for other obligations. The fair value of the guarantee was not material for any of the periods presented.

(16) Leases

        Certain of Fleetwood's facilities and equipment are leased under terms that range from monthly to five years.

        The following is a schedule by year of future minimum rental payments required under operating and capital leases that have initial or remaining non-cancelable lease terms in excess of one year as of April 27, 2008:

	Minimum Rental Payments
Fiscal Year
	Operating	Capital
	(Amounts in thousands)
2009	$2,936	$2,146
2010	2,810	387
2011	2,324	35
2012	1,567	13
Later years	4,257	—

Total minimum lease payments	$13,894	$2,581

FLEETWOOD ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Rental expense for the last three fiscal years was as follows:

	2008	2007	2006
	(Amounts in thousands)
Rental expense	$2,422	$3,510	$4,074
Less: Sublease rental income	(71)	(445)	(364)

	$2,351	$3,065	$3,710

(17) Stock-Based Incentive Compensation Plans

        We have stock options outstanding under several plans: Fleetwood's Amended and Restated 1992 Stock-Based Incentive Compensation Plan ("1992 Plan"), 2007 Stock Incentive Plan ("2007 Plan"), and the 1992 Non-Employee Director Stock Option Plan ("D92 Plan"). In September 2007, the shareholders approved the 2007 Plan, and all subsequent grants have been from this plan. No further grants may be made under the 1992 Plan or the D92 Plan and all outstanding options under these plans continue to be governed by the terms and conditions of the existing option agreements for those grants. Under the 2007 Plan, Fleetwood is authorized to grant up to 5,000,000 shares plus any shares that were authorized for issuance under the prior plans, but not issued to its officers, key employees, and non-employee directors. As of the date of shareholder approval, there were 5,882,006 shares available for grant under the 2007 Plan. The number of shares issuable under the 2007 Plan may increase in the future as shares become available under the prior plans. Options were also granted to Elden L. Smith, Fleetwood's President and Chief Executive Officer, as an inducement to his becoming an employee of Fleetwood, under a separate plan that, under the rules of the New York Stock Exchange, was not required to be approved by shareholders.

        Beginning with the first quarter of fiscal 2007, performance-based restricted stock units were granted, under Fleetwood's Amended and Restated 1992 Stock-Based Incentive Compensation Plan, at no cost to officers and certain employees. The performance-based restricted stock units are awarded at the beginning of a one-year performance period. Depending upon the actual achievement of the performance criteria, the number of restricted stock units can vary in number from 0% to 125% of the initial award. Performance is measured against established targets for earnings per share (EPS) or segment operation returns (for awards granted to employees of operating groups) during the one-year performance period. The restricted stock units time-vest ratably over a three-year service period subsequent to the performance period. Under certain qualifying conditions, such as retirement, early retirement, disability, or death, the vesting schedule will accelerate. The fair value of each restricted stock unit is measured on the date of grant using the grant date price of Fleetwood's stock and recorded as compensation cost over the remaining service period when it is probable that the performance condition will be achieved. If such goals are not met, no compensation cost is recognized and any previously recognized compensation cost is reversed. All of these plans are shareholder approved, other than the previously mentioned Elden L. Smith Plan.

FLEETWOOD ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        A summary of option activity under the Plan as of April 27, 2008, and changes during the year then ended is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at April 29, 2007	4,483,904	$13.38	5.69	$4,023,565
Granted	1,211,400	5.81
Exercised	(145,433)	6.00
Forfeited	(70,159)	9.75
Expired	(318,340)	23.90

Outstanding at April 27, 2008	5,161,372	$11.21	6.13	$191,632

Exercisable at April 27, 2008	3,119,151	$13.91	4.35	$191,632

        The weighted-average grant-date fair value of options granted during the fiscal years ended 2008, 2007, and 2006 was $2.68, $3.32, and $4.83, respectively. The total intrinsic value of options exercised during the 2008, 2007, and 2006 fiscal years was approximately $590,000, $859,000, and $3.4 million, respectively.

        As of April 27, 2008, there was a total of $2.5 million of unrecognized compensation cost related to nonvested stock options granted under Fleetwood's stock-based incentive compensation plans that will be recognized over the remaining weighted average vesting period of 2.14 years.

        A summary of restricted stock award activity for the fiscal year ended April 27, 2008 is presented below:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value
Nonvested at April 29, 2007	—	$—
Granted(1)	248,238	8.71
Vested/issued(2)	(2,830)	8.76
Forfeited(3)	(135,317)	8.76

Nonvested at April 27, 2008	110,091	$8.64

(1)
During fiscal 2008, Fleetwood issued 52,190 restricted stock awards to non-employee directors and 196,048 performance-based restricted stock units to officers and key employees.

(2)
In accordance with the 1992 Plan, the vesting of restricted stock units was accelerated for certain individuals who met the criteria for retirement once the performance condition was achieved.

(3)
Fleetwood canceled 128,861 restricted stock units issued in the current year due to non-achievement of performance targets. The remaining 6,456 restricted stock units were forfeited due to termination of employment.

        As of April 27, 2008, there was $300,000 of total unrecognized compensation cost related to nonvested restricted stock awards. The cost is expected to be recognized over a weighted-average period of 3.0 years.

FLEETWOOD ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        As a result of adopting SFAS No. 123R on May 1, 2006, a total share-based payment cost of $5.1 million and $3.4 million was recognized during the fiscal years ended April 27, 2008 and April 29, 2007, respectively, as a component of operating expenses.

(18) Stockholder Rights Plan

        On September 15, 1998, Fleetwood's Board of Directors adopted a new stockholder rights agreement to replace the previous plan that expired on November 9, 1998, granting certain new rights to holders of Fleetwood's common stock. Under the new plan, which was effective November 10, 1998, one right was granted for each share of common stock held as of November 9, 1998, and one right will be granted for each share subsequently issued. Each right entitles the holder, in a hostile takeover scenario and after paying the exercise price (currently $160), to purchase Fleetwood common stock having a market value equal to two times the exercise price. Also, if Fleetwood is merged into another corporation, or if 50% or more of Fleetwood's assets are sold, then rightholders are entitled, upon payment of the exercise price, to buy common shares of the acquiring corporation at a 50% discount from their then current market value. In either case, these rights are not available to the acquiring party. However, these exercise features will not be activated if the acquiring party makes an offer to acquire all of Fleetwood's outstanding shares at a price that is judged by the Board of Directors to be fair to all Fleetwood shareholders. The rights may be redeemed by Fleetwood under certain circumstances at the rate of $0.02 per right. The shareholder rights plan dated September 15, 1998, was amended effective April 30, 2001, and again effective December 31, 2002, and again effective June 19, 2008. The rights will expire on November 9, 2008.

(19) Results by Quarter (Unaudited)

        The unaudited results by quarter for fiscal years 2008 and 2007 are shown below (amounts in thousands, except per share data):

Fiscal Year Ended April 2008:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Number of weeks in the quarter	13	13	13	13
Revenues	$488,322	$468,503	$339,608	$363,547
Gross profit	72,389	80,506	47,170	49,782
Operating income (loss)	5,693	4,129	(9,968)	17,979
Income (loss) from continuing operations	(2,311)	(1,414)	(15,064)	21,708
Discontinued operations, net	(35)	201	(1,293)	(2,805)

Net income (loss) used for basic and diluted income (loss) per common share	$(2,346)	$(1,213)	$(16,357)	$18,903

Income (loss) per common share(1):
Basic	$(.04)	$(.02)	$(.25)	$.29
Diluted	$(.04)	$(.02)	$(.25)	$.26

Weighted average common shares:
Basic	64,160	64,243	64,255	64,257
Diluted	64,160	64,243	64,255	72,865

FLEETWOOD ENTERPRISES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Year Ended April 2007:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Number of weeks in the quarter	13	13	13	13
Revenues	$505,459	$496,739	$428,834	$488,315
Gross profit	68,921	68,018	57,874	70,164
Operating loss	(8,436)	(15,830)	(21,395)	(12,118)
Income (loss) from continuing operations	467	(20,373)	(26,138)	(31,969)
Discontinued operations, net	(878)	(54)	(3,767)	(7,249)

Net loss used for basic and diluted loss per common share	$(411)	$(20,427)	$(29,905)	$(39,218)

Loss per common share(1):
Basic and diluted	$(.01)	$(.32)	$(.47)	$(.61)

Weighted average common shares:
Basic	63,892	63,919	63,937	64,058
Diluted	64,502	63,919	63,937	64,058

(1)
Net earnings (loss) per share is computed independently for each of the quarters presented and the summation of quarterly amounts does not necessarily equal the total net earnings (loss) per share reported for the year.

Schedule II—Valuation and Qualifying Accounts

	Balance at beginning of year	Additions charged to costs and expenses	Payment or utilization	Balance at end of year
Fiscal year ended April 27, 2008:
Product warranty reserves	$63,481	$46,031	$(61,331)	$48,181
Insurance reserves	53,189	15,514	(21,357)	47,346
Fiscal year ended April 29, 2007:
Product warranty reserves	$64,740	$69,655	$(70,914)	$63,481
Insurance reserves	53,799	27,628	(28,238)	53,189
Fiscal year ended April 30, 2006:
Product warranty reserves	$62,198	$82,216	$(79,674)	$64,740
Insurance reserves	51,103	32,194	(29,498)	53,799

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

Item 9A. Controls and Procedures

  Disclosure Controls and Procedures:

        Based on our management's evaluation, with the participation of our chief executive officer and chief financial officer, as of April 27, 2008, the end of the period covered by this report, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act")) were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

  Management's Report on Internal Control over Financial Reporting:

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

        In connection with the preparation of our annual consolidated financial statements, our management assessed the effectiveness of our internal control over financial reporting as of April 27, 2008. In making this assessment, our management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (which is sometimes referred to as the COSO Framework). Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of April 27, 2008. The effectiveness of our internal control over financial reporting as of April 27, 2008 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

  Changes in Internal Controls:

        There was no change in our internal control over financial reporting during the quarter ended April 27, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm on
Internal Control over Financial Reporting

Board of Directors and Shareholders
Fleetwood Enterprises, Inc.

        We have audited Fleetwood Enterprises, Inc.'s internal control over financial reporting as of April 27, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO criteria"). Fleetwood Enterprises, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Fleetwood Enterprises, Inc. maintained, in all material respects, effective internal control over financial reporting as of April 27, 2008, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Fleetwood Enterprises, Inc. as of April 27, 2008 and April 29, 2007, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended April 27, 2008 of Fleetwood Enterprises, Inc. and our report dated July 8, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Orange County, California July 8, 2008

Item 9B. Other Information

        None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Code of Ethics:

        We have adopted a written Code of Ethics that applies to our chief executive officer, chief financial officer, chief accounting officer, corporate controller, and treasurer, and other senior financial officers performing similar functions who are identified from time to time by the chief executive officer. We have also adopted a broader Code of Conduct that applies to all employees, including financial officers. The Code of Ethics for senior financial officers and the Code of Conduct for all employees are posted on our website, www.fleetwood.com. They can be accessed by clicking on the "Corporate Governance" heading, and then clicking on "Committee Charters and Governance Documents." Any amendments to, or waivers for executive officers or directors of, these codes will be disclosed on our website promptly following the date of such amendment or waiver.

        Except for information concerning our executive officers that is included under the caption "Executive Officers of the Registrant" at the end of Part I, Item 41 of this report, other information required by Item 10 is incorporated herein by reference from our definitive proxy statement for our 2008 annual shareholders' meeting to be filed with the SEC no later than 120 days after April 27, 2008.

Item 11. Executive Compensation

        The information required by Item 11 is incorporated herein by reference from our definitive proxy statement for our 2008 annual shareholders' meeting to be filed with the SEC no later than 120 days after April 27, 2008.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by Item 12 is incorporated herein by reference from our definitive proxy statement for our 2008 annual shareholders' meeting to be filed with the SEC no later than 120 days after April 27, 2008. We do provide, however, the equity compensation plan information required by Item 201(d) of Regulation S-K below.

Equity Compensation Plan Information

        The following table provides information as of April 27, 2008, for compensation plans under which equity securities may be issued:

Plan Category	(a) Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants & Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants & Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Shareholders(1)	5,192,463	$11.15	5,996,821
Equity Compensation Plans Not Requiring Approval by Shareholders:
Options(2)	79,000	8.91	—

Total	5,271,463		5,996,821

(1)
Includes securities available for future issuance under shareholder-approved compensation plans other than upon the exercise of an option, warrant, or right, as follows:

•
Fleetwood's 2007 Stock Incentive Plan presently provides that awards may be granted in the form of shares of common stock to replace all or a portion of compensation (other than base salary) that could otherwise become payable to any employee. A limit of 900,000 shares of common stock per person per year is imposed on option or stock appreciation right awards. In addition, the Plan provides that awards may be made in shares of restricted stock, up to an aggregate of 450,000 shares per person per year.

(2)
Reflects stock options awarded as an inducement to Elden L. Smith to become our employee effective March 8, 2005.

Material Features of Equity Compensation Plans Not Approved by Shareholders

        We granted options to acquire 79,000 shares of common stock, pursuant to the Elden L. Smith Stock Option Plan and Agreement, effective March 8, 2005, to Elden L. Smith as an inducement to his becoming our employee. Mr. Smith became President and Chief Executive Officer of Fleetwood on that date. Pursuant to the agreement, the options generally may not be transferred except in limited circumstances for estate planning purposes. The options vested according to the following schedule: one-third vested on the first anniversary of the effective date; one-third vested on the second anniversary; and one-third vested on the third anniversary. The exercise price is $8.91 per share, and the options expire if unexercised on March 8, 2015. In the event of a change in control, the options may be exercised in full if adequate provision is not otherwise made for replacement awards or other consideration.

Item 13. Certain Relationships and Related Transactions, and Director Independence

        The information required by Item 13 is incorporated herein by reference from our definitive proxy statement for our 2008 annual shareholders' meeting to be filed with the SEC no later than 120 days after April 27, 2008.

Item 14. Principal Accountant Fees and Services

        The information required by Item 14 is incorporated herein by reference from our definitive proxy statement for our 2008 annual shareholders' meeting to be filed with the SEC no later than 120 days after April 27, 2008.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Financial Statements
	(1)	Report of Independent Registered Public Accounting Firm
Financial Statements included in Part II of this report:
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
Consolidated Statements of Operations for each of the three years in the period ended April 27, 2008
Consolidated Balance Sheets at April 27, 2008, and April 29, 2007
Consolidated Statements of Cash Flows for each of the three years in the period ended April 27, 2008
Consolidated Statements of Changes in Shareholders' Equity for each of the three years in the period ended April 27, 2008
Notes to Consolidated Financial Statements
	(2)	Financial Statement Schedules
Schedule II—Valuation and Qualifying Accounts
All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.
(b)	Exhibits and Index to Exhibits:
		2.1	Asset Purchase Agreement dated as of July 7, 2005 (Certain Schedules and Exhibits to the Asset Purchase Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant will furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request.). [Incorporated by reference to Fleetwood's Report on Form 8-K filed on July 12, 2005.]
		2.2	Purchase and Sale Agreement entered into as of July 29, 2005, by and between HomeOne Credit Corp., a Delaware corporation, Fleetwood Enterprises, Inc., a Delaware corporation, and Vanderbilt Mortgage and Finance, Inc., a Tennessee corporation. [Incorporated by reference to in Fleetwood's Quarterly Report on Form 10-Q for the quarter ended July 31, 2005.]
		2.3	Amended and Restated Stock Purchase Agreement dated as of May 12, 2008 (Schedules and exhibits to the Amended and Restated Stock Purchase Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request.) [Incorporated by reference to Exhibit 2.1 to Fleetwood's Report on Form 8-K filed on May 16, 2008.]
		2.4	Agreement of Sale and Purchase dated as of May 12, 2008 (Exhibits to the Agreement of Sale and Purchase have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish supplementally a copy of any omitted exhibit to the Securities and Exchange Commission upon request.) [Incorporated by reference to Exhibit 2.2 to Fleetwood's Report on Form 8-K filed on May 16, 2008.]
		3.1	Restated Certificate of Incorporation. [Incorporated by reference to Fleetwood's Report on Form 10-K filed July 12, 2007.]
		3.2	Amendment of Restated Certificate of Incorporation. [Incorporated by reference to Fleetwood's Report on Form 10-K filed July 12, 2007.]

3.3	Amendment to Restated Certificate of Incorporation, as amended. [Incorporated by reference to Fleetwood's Report on Form 10-K filed July 12, 2007.]
3.4	Amended and Restated Bylaws of Fleetwood. [Incorporated by reference to Fleetwood's Report on Form 8-K filed June 12, 2008.]
4.1	Rights Agreement dated as of September 15, 1998, between Fleetwood and the First National Bank of Boston. [Incorporated by reference to Fleetwood's Registration Statement on Form 8-A filed on October 28, 1998.]
4.2	Amendment to Rights Agreement dated as of April 30, 2001, between Fleet National Bank (f/k/a First National Bank of Boston) and Fleetwood. [Incorporated by reference to Fleetwood's Report on Form 8-K filed on May 30, 2001.]
4.3	Amendment No. 2 to Rights Agreement, dated as of December 31, 2002, by and between the Registrant and EquiServe Trust Company, N.A. [Incorporated by reference to Fleetwood's Report on Form 8-K filed on January 10, 2003.]
4.4	Amendment No. 3 to Rights Agreement, dated as of June 19, 2008, by and between the Registrant and Computershare Trust Company, N.A [Incorporated by reference to Exhibit 4.1 to Fleetwood's Report on Form 8-K filed on June 20, 2008.]
4.5	Amended Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock. [Incorporated by reference to Fleetwood's 10-K Annual Report for the year ended April 29, 2001.]
4.6	Amended and Restated Declaration of Trust of Fleetwood Capital Trust dated as of February 10, 1998, by and among Fleetwood Enterprises, Inc. and individual trustees of the Trust. [Incorporated by reference to Fleetwood's Registration Statement on Form S-4 filed April 9, 1998.]
4.7	Indenture dated as of February 10, 1998, by and between Fleetwood Enterprises, Inc. and The Bank of New York, as Trustee, used in connection with Fleetwood Enterprises, Inc.'s 6% Convertible Subordinated Debentures due 2028. [Incorporated by reference to Fleetwood's Registration Statement on Form S-4 filed April 9, 1998.]
4.8	Preferred Securities Guarantee Agreement dated as of February 10, 1998, by and between Fleetwood Enterprises, Inc. and The Bank of New York, as preferred guarantee trustee. [Incorporated by reference to Fleetwood's Registration Statement on Form S-4 filed April 9, 1998.]
4.9	Indenture dated as of December 22, 2003 between Fleetwood and The Bank of New York, as trustee. [Incorporated by reference to Fleetwood's Report on Form 8-K filed December 22, 2003.]
10.1	Form of employment agreement between Fleetwood and senior executive officers. [Incorporated by reference to Fleetwood's 10-K Annual Report for the year ended April 29, 2001.]*
10.2	Form of employment agreement re: change in control between Fleetwood and senior officers. [Incorporated by reference to Fleetwood's 10-K Annual Report for the year ended April 29, 2001.]*
10.3	Amended and Restated Deferred Compensation Plan. [Incorporated by reference to Fleetwood's 10-K Annual Report for the year ended April 28, 1996.]*
10.4	Amended and Restated Supplemental Benefit Plan. [Incorporated by reference to Fleetwood's 10-K Annual Report for the year ended April 28 1996.]*
10.5	2005 Deferred Compensation Plan. [Incorporated by reference to Fleetwood's Quarterly Report on Form 10-Q for the quarter ended January 23, 2005.]*

10.6	Amended and Restated Benefit Restoration Plan. [Incorporated by reference to Fleetwood's 10-K Annual Report for the year ended April 28 1996.]*
10.7	Amended and Restated 1992 Stock-Based Incentive Compensation Plan. [Incorporated by reference to Fleetwood's Quarterly Report on Form 10-Q for the quarter ended January 25, 2004.]*
10.8	Amended and Restated 1992 Non-Employee Director Stock Option Plan. [Incorporated by reference to Fleetwood's Quarterly Report on Form 10-Q for the quarter ended January 25, 2004.]*
10.9	Securities Purchase Agreement, dated as of July 26, 2006. [Incorporated by reference to Fleetwood's Report on Form 8-K filed on July 28, 2006.]
10.10	Description of amendments to terms of certain executive compensation. [Incorporated by reference to Fleetwood's Report on Form 8-K filed May 19, 2005.]*
10.11	Description of amendments to terms of certain executive compensation. [Incorporated by reference to Fleetwood's Report on Form 8-K filed December 17, 2004.]*
10.12	Alternative Form Non-Qualified Stock Option Agreement for 1992 Stock-Based Incentive Compensation Plan. [Incorporated by reference to Fleetwood's Report on Form 8-K filed September 16, 2004.]*
10.13	Employment agreement between Fleetwood and Elden L. Smith as of March 8, 2005. [Incorporated by reference to Fleetwood's 10-K Annual Report for the year ended April 24, 2005.]*
10.14	Description of Director cash compensation. [Incorporated by reference to Fleetwood's Report on Form 8-K filed September 16, 2004.]*
10.15	Elden L. Smith Stock Option Plan and Agreement. [Incorporated by reference to Fleetwood's 10-K Annual Report for the year ended April 24, 2005.]*
10.16	Form of Employment Agreement between Fleetwood and certain senior executive officers, adopted July 2002. [Incorporated by reference to Fleetwood's 10-K Annual Report for the year ended April 28, 2002.] *
10.17	Form Non-Qualified Stock Option Agreement for 1992 Non-Employee Director Stock Option Plan. [Incorporated by reference to Fleetwood's Report on Form 8-K filed September 16, 2004.]*
10.18	2002 Long-Term Performance Plan. [Incorporated by reference to Fleetwood's Quarterly Report on Form 10-Q for the quarter ended October 27, 2002.]*
10.19	Form Non-Qualified Stock Option Agreement for 1992 Stock Incentive Compensation Plan. [Incorporated by reference to on Fleetwood's Report on Form 8-K filed September 16, 2004.]*
10.20	Form of indemnification agreement for Fleetwood's officers. [Incorporated by reference to Fleetwood's Report on Form 8-K filed on May 18, 2006.]*
10.21	Form of indemnification agreement for Fleetwood's directors. [Incorporated by reference to Fleetwood's Report on Form 8-K filed on May 18, 2006.]*
10.22	2005 Senior Executive Short-Term Incentive Compensation Plan. [Incorporated by reference to Exhibit A to Fleetwood's Definitive Proxy Statement dated August 12, 2005.]*
10.23	Amendment to Amended and Restated 1992 Stock-Based Incentive Compensation Plan. [Incorporated by reference to Fleetwood's Report on Form 8-K filed on June 15, 2006.]*
10.24	Fleetwood Enterprises, Inc. 2007 Stock Incentive Plan. [Incorporated by reference to Fleetwood's Report on Form 8-K filed on September 19, 2007.]*

10.25	Fleetwood Enterprises, Inc. form of Restricted Stock Award Agreement dated September 13, 2007. [Incorporated by reference to Fleetwood's Report on Form 8-K filed on September 19, 2007.]*
10.26	Form of executive officer employment agreement. [Incorporated by reference to Fleetwood's Report on Form 8-K filed on January 24, 2007.]*
10.27	Third Amended and Restated Credit Agreement and Consent of Guarantors, dated as of January 5, 2007, among Fleetwood, Fleetwood Holdings, Inc. and its subsidiaries, the banks and other financial institutions signatory thereto, and Bank of America, N.A., as administrative agent and collateral agent. [Incorporated by reference to Fleetwood's Report on Form 8-K filed on January 11, 2007.]
10.28	First Amendment dated as of May 25, 2007 to third Amended and Restated Credit Agreement and Consent of Guarantors, dated as of January 5, 2007, among Fleetwood, Fleetwood Holdings, Inc. and its subsidiaries, the banks and other financial institutions signatory thereto, and Bank of America, N.A., as administrative agent and collateral agent. [Incorporated by reference to Fleetwood's Report on Form 8-K filed on May 31, 2007.]
10.29	Second Amendment to Third Amended and Restated Credit Agreement (the "Credit Agreement Amendment") dated as of September 18, 2007, by and among Fleetwood Enterprises, Inc., ("Fleetwood") Fleetwood Holdings Inc. and its subsidiaries listed on the signature pages thereof collectively, "Borrowers"), the banks and other financial institutions signatory thereto that are parties as Lenders (the "Lenders"), and Bank of America, N.A., as administrative agent (in such capacity, the "Agent") for the Lenders. [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated September 20, 2007.]
10.30	Third Amendment to Third Amended and Restated Credit Agreement (the "Credit Agreement Amendment") dated as of January 15, 2008, by and among Fleetwood Enterprises, Inc., ("Fleetwood") Fleetwood Holdings Inc. and its subsidiaries listed on the signature pages thereof collectively, "Borrowers"), the banks and other financial institutions signatory thereto that are parties as Lenders (the "Lenders"), and Bank of America, N.A., as administrative agent (in such capacity, the "Agent") for the Lenders. [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated January 17, 2008.]
10.31	Fourth Amendment to Third Amended and Restated Credit Agreement (the "Credit Agreement Amendment") dated as of March 5, 2008, by and among Fleetwood Enterprises, Inc., ("Fleetwood") Fleetwood Holdings Inc. and its subsidiaries listed on the signature pages thereof collectively, "Borrowers"), the banks and other financial institutions signatory thereto that are parties as Lenders (the "Lenders"), and Bank of America, N.A., as administrative agent (in such capacity, the "Agent") for the Lenders. [Incorporated by reference to Exhibit 10.5 in our current report on Form 10-Q dated March 6, 2008.]
10.32	Fifth Amendment to Third Amended and Restated Credit Agreement (the "Credit Agreement Amendment") dated as of May 25, 2007, by and among Fleetwood Enterprises, Inc., ("Fleetwood") Fleetwood Holdings Inc. and its subsidiaries listed on the signature pages thereof collectively, "Borrowers"), the banks and other financial institutions signatory thereto that are parties as Lenders (the "Lenders"), and Bank of America, N.A., as administrative agent (in such capacity, the "Agent") for the Lenders. [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated April 15, 2008.]

10.33	Sixth Amendment to Third Amended and Restated Credit Agreement (the "Credit Agreement Amendment") dated as of April 24, 2008, by and among Fleetwood Enterprises, Inc., ("Fleetwood") Fleetwood Holdings Inc. and its subsidiaries listed on the signature pages thereof collectively, "Borrowers"), the banks and other financial institutions signatory thereto that are parties as Lenders (the "Lenders"), and Bank of America, N.A., as administrative agent (in such capacity, the "Agent") for the Lenders. [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated April 30, 2008.]
10.34	Form of executive officer employment agreement (amending 2001 form). [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated November 16, 2007.]*
10.35	Form of executive officer employment agreement (amending post-2001 form). [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated November 16, 2007.]*
10.36	Form of executive officer change-in-control agreement. [Incorporated by reference to Exhibit 10.1 in our current report on Form 8-K dated November 16, 2007.]*
11	Statement of Computation of Per Share Earnings. All information required by Exhibit 11 is presented in Note 2 of Fleetwood's Consolidated Financial Statements in accordance with the provisions of SFAS No. 128.
21	Subsidiaries of the Registrant.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
Date: July 10, 2008

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS B. PITCHER Thomas B. Pitcher	Chairman of the Board	July 10, 2008
/s/ ELDEN L. SMITH Elden L. Smith	President, Chief Executive Officer and Director (Principal Executive Officer)	July 10, 2008
/s/ BOYD R. PLOWMAN Boyd R. Plowman	Executive Vice President, Chief Financial Officer and Assistant Secretary (Principal Financial Officer)	July 10, 2008
/s/ ANDREW M. GRIFFITHS Andrew M. Griffiths	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	July 10, 2008
/s/ PAUL D. BORGHESANI Paul D. Borghesani	Director	July 10, 2008
/s/ LOREN K. CARROLL Loren K. Carroll	Director	July 10, 2008

/s/ MARGARET S. DANO Margaret S. Dano	Director	July 10, 2008
/s/ JAMES L. DOTI James L. Doti	Director	July 10, 2008
/s/ DAVID S. ENGELMAN David S. Engelman	Director	July 10, 2008
/s/ J. MICHAEL HAGAN J. Michael Hagan	Director	July 10, 2008
/s/ DOUGLAS M. LAWSON Douglas M. Lawson	Director	July 10, 2008
/s/ JOHN T. MONTFORD John T. Montford	Director	July 10, 2008
/s/ DANIEL D. VILLANUEVA Daniel D. Villanueva	Director	July 10, 2008

QuickLinks

TABLE OF CONTENTS
PART I
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
  Item 1. Business
  Item 1A. Risk Factors
  Item 1B. Unresolved Staff Comments
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN* Among Fleetwood Enterprises, Inc., The S&P Smallcap 600 Index And A Peer Group
  Item 6. Selected Financial Data
Five-Year Summary of Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Selected Segment Data
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE FOR THE YEAR ENDED APRIL 27, 2008
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
FLEETWOOD ENTERPRISES, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (Amounts in thousands, except per share data)
FLEETWOOD ENTERPRISES, INC. CONSOLIDATED BALANCE SHEETS (Amounts in thousands, except share data)
FLEETWOOD ENTERPRISES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Amounts in thousands)
FLEETWOOD ENTERPRISES, INC. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Amounts in thousands)
FLEETWOOD ENTERPRISES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Schedule II—Valuation and Qualifying Accounts
  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
  Item 9B. Other Information
PART III
  Item 10. Directors, Executive Officers and Corporate Governance
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions, and Director Independence
  Item 14. Principal Accountant Fees and Services
PART IV
  Item 15. Exhibits and Financial Statement Schedules
SIGNATURES