Form 10-Q
period 2008-07-27
FLEETWOOD ENTERPRISES INC/DE/
filed 2008-09-03
CIK 314132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 27, 2008

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 29, 2008
Common stock, $1 par value	76,259,352 shares

PART I FINANCIAL INFORMATION

Unless otherwise indicated, “we,” “us,” “our,” “Fleetwood,” the “Company” and similar terms refer to Fleetwood Enterprises, Inc. and its subsidiaries. Throughout this report, we use the term “fiscal,” as it applies to a year, to represent the fiscal year ending on the last Sunday in April of that year.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q of Fleetwood Enterprises, Inc. (Fleetwood) contains statements that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (Exchange Act). These statements are based on the beliefs of Fleetwood’s management as well as assumptions made by it, and information currently available to it. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” or the negative of these terms or other comparable terminology. Forward-looking statements regarding future events and the future performance of Fleetwood involve risks and uncertainties that could cause actual results to differ materially. These risks and uncertainties include, without limitation, the following items:

•      the lack of assurance that we will regain sustainable profitability in the foreseeable future;

•      the effect of ongoing weakness in both the manufactured housing and the recreational vehicle markets, especially the recreational vehicle market which has recently deteriorated;

•      the effect of a decline in home equity values, volatile fuel prices and interest rates, global tensions, employment trends, stock market performance, the availability of financing in general, and other factors that can and have had a negative impact on consumer confidence, which may reduce demand for our products, particularly recreational vehicles;

•      the availability and cost of wholesale and retail financing for both manufactured housing and recreational vehicles;

•      the effect on our sales of aggressive discounting by competitors;

•      our ability to comply with financial tests and covenants on existing debt obligations;

•      our ability to obtain, on reasonable terms if at all, the financing we will need in the future to execute our business strategies;

•      our ability to meet the repayment terms of our outstanding convertible debt instruments, including the 5% convertible senior subordinated debentures;

•      potential dilution associated with equity or equity-linked financings we may undertake to raise additional capital and the risk that the equity pricing may not be favorable;

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

Although our management believes that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. Fleetwood undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may arise from changing circumstances or unanticipated events. Additionally, other risks and uncertainties are described in our Annual Report on Form 10-K for the fiscal year ended April 27, 2008, filed with the Securities and Exchange Commission, under “Item 1A. Risk Factors,” and “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition,” including the section therein entitled “Business Outlook.”

Item 1.  Financial Statements.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Fleetwood Enterprises, Inc.

We have reviewed the condensed consolidated balance sheet of Fleetwood Enterprises, Inc. as of July 27, 2008, the related condensed consolidated statements of operations and condensed consolidated statements of cash flows for the thirteen-week periods ended July 27, 2008 and July 29, 2007, and condensed consolidated statement of changes in the shareholders’ equity for the thirteen-week period ended July 27, 2008. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Fleetwood Enterprises, Inc. as of April 27, 2008, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended (not presented herein) and in our report dated July 8, 2008, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of April 27, 2008, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Orange County, California

August 27, 2008

FLEETWOOD ENTERPRISES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands except per share data)

(Unaudited)

	13 Weeks Ended
	July 27, 2008	July 29, 2007

Net sales:
RV Group	$167,260	$344,088
Housing Group	122,652	144,234
	289,912	488,322

Cost of products sold	253,165	415,934
Gross profit	36,747	72,388

Operating expenses	60,062	71,282
Other operating (income) expense, net	(82)	(4,587)
	59,980	66,695
Operating income (loss)	(23,233)	5,693

Other income (expense):
Investment income	861	1,317
Interest expense	(4,992)	(5,516)
	(4,131)	(4,199)

Income (loss) from continuing operations before income taxes	(27,364)	1,494
Provision for income taxes	(406)	(3,805)

Loss from continuing operations	(27,770)	(2,311)
Loss from discontinued operations, net	(1,308)	(35)

Net loss	$(29,078)	$(2,346)

Basic and diluted loss per common share:
Loss from continuing operations	$(.41)	$(.04)
Loss from discontinued operations	(.01)	—
Net loss per common share	$(.42)	$(.04)

Weighted average common shares	68,476	64,160

See accompanying notes to condensed consolidated financial statements.

FLEETWOOD ENTERPRISES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	July 27, 2008	April 27, 2008
	(Unaudited)
ASSETS
Cash and cash equivalents	$60,698	$58,262
Restricted cash (Note 2)	—	16,790
Marketable investments	24,959	25,087
Receivables	82,909	102,421
Inventories	159,598	139,813
Deferred taxes	10,532	10,374
Assets of discontinued operations	—	22,021
Other current assets	11,311	7,815

Total current assets	350,007	382,583

Property, plant and equipment, net	143,945	146,573
Deferred taxes	46,190	46,348
Cash value of company-owned life insurance	12,418	13,125
Other assets	37,580	36,942

Total assets	$590,140	$625,571

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$23,914	$27,701
Employee compensation and benefits	30,158	32,253
Product warranty reserves	28,974	32,898
Insurance reserves	12,807	12,508
Accrued interest	5,810	5,232
Liabilities of discontinued operations	—	21,037
Short-term borrowings	4,482	9,568
5% convertible senior subordinated debentures	100,000	100,000
Other current liabilities	29,624	33,690

Total current liabilities	235,769	274,887

Deferred compensation and retirement benefits	27,757	28,139
Product warranty reserves	14,719	15,283
Insurance reserves	34,777	34,838
6% convertible subordinated debentures	160,142	160,142
Other long-term borrowings	11,306	16,145
Other non-current liabilities	9,587	9,869

Total liabilities	494,057	539,303

Commitments and contingencies
Shareholders’ equity:
Preferred stock, $1 par value, authorized 10,000,000 shares, none outstanding	—	—
Common stock, $1 par value, authorized 150,000,000 shares, outstanding 76,257,000 at July 27, 2008, and 64,257,000 at April 27, 2008	76,257	64,257
Additional paid-in capital	526,089	499,042
Accumulated deficit	(505,285)	(476,207)
Accumulated other comprehensive loss	(978)	(824)
	96,083	86,268
Total liabilities and shareholders’ equity	$590,140	$625,571

See accompanying notes to condensed consolidated financial statements.

FLEETWOOD ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	13 Weeks Ended
	July 27, 2008	July 29, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from continuing operations	$(27,770)	$(2,311)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation expense	3,834	4,871
Amortization of financing costs	491	370
Stock-based compensation expense	576	452
Gain on sale of property, plant and equipment	(374)	(5,361)
Asset impairment	—	775
Deferred taxes	—	2,813
Changes in assets and liabilities—
Receivables	19,512	(8,134)
Inventories	(19,785)	(8,652)
Cash value of company-owned life insurance	707	541
Other assets	(4,621)	(1,781)
Accounts payable	(3,787)	(4,825)
Accrued interest	578	(1,722)
Employee compensation and benefits	(2,477)	(1,533)
Product warranty reserve	(4,488)	(1,927)
Other liabilities	(3,859)	(3,811)
Net cash used in operating activities	(41,463)	(30,235)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available-for-sale	(201)	(2,484)
Proceeds from sale of investment securities available-for-sale	171	2,121
Purchases of property, plant and equipment	(2,122)	(2,083)
Proceeds from sales of property, plant and equipment	1,039	6,705
Change in restricted cash	16,790	—
Net cash provided by investing activities	15,677	4,259

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net	38,471	—
Changes in short-term borrowings	(3,085)	(2,468)
Borrowings of long-term debt	—	3,928
Payments made on long-term debt	(6,840)	(1,267)
Proceeds from exercise of stock options	—	793
Net cash provided by financing activities	28,546	986

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash used in operating activities	(10,964)	(839)
Net cash provided by (used in) investing activities	10,640	(11)
Net cash used in financing activities	—	—
Net cash used in discontinued operations	(324)	(850)

Foreign currency translation adjustment	—	248
Net change in cash and cash equivalents	2,436	(25,592)
Cash and cash equivalents at beginning of period	58,262	52,127
Cash and cash equivalents at end of period	$60,698	$26,535

See accompanying notes to condensed consolidated financial statements.

FLEETWOOD ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES
IN SHAREHOLDERS’ EQUITY
(Amounts in thousands)

(Unaudited)

					Accumulated
	Common Stock		Additional		Other	Total
	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Loss	Shareholders’ Equity

Balance April 27, 2008	64,257	$64,257	$499,042	$(476,207)	$(824)	$86,268

Comprehensive loss:

Net loss				(29,078)		(29,078)

Other comprehensive loss:

Investment securities, net of taxes					(154)	(154)

Comprehensive loss						(29,232)

Common stock issued	12,000	12,000	26,471			38,471

Share-based compensation expense			576			576

Balance July 27, 2008	76,257	$76,257	$526,089	$(505,285)	$(978)	$96,083

See accompanying notes to condensed consolidated financial statements.

FLEETWOOD ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 27, 2008
(Unaudited)

1)             Basis of Presentation

Fleetwood Enterprises, Inc. (“Fleetwood” or “the Company”) is a manufacturer of recreational vehicles and factory-built housing. In addition, Fleetwood operates three supply companies that provide components for the recreational vehicle and housing operations, while also generating outside sales.

Fleetwood’s business began in 1950 through the formation of a California corporation, which reincorporated in Delaware in September 1977. Fleetwood conducts manufacturing activities in 14 states within the U.S., and operates one facility in Mexico.

The accompanying financial statements consolidate the accounts of Fleetwood and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain amounts previously reported have been reclassified to conform to Fleetwood’s fiscal 2008 presentation.

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

In the opinion of Fleetwood’s management, the accompanying consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position at July 27, 2008, and the results of operations for the 13-week period ended July 27, 2008. The condensed consolidated financial statements do not include certain footnotes and financial information normally presented annually under U.S. generally accepted accounting principles and, therefore, should be read in conjunction with Fleetwood’s Annual Report on Form 10-K for the year ended April 27, 2008. Fleetwood’s businesses are seasonal and its results of operations for the 13-week periods ended July 27, 2008 and July 29, 2007, respectively, are not necessarily indicative of results for the full year.

Recent Accounting Pronouncements

GAAP Hierarchy

In May 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS No. 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” Fleetwood does not expect the adoption of SFAS No. 162 to have a material effect on its results of operations and financial position.

Convertible Debt

In May 2008, the FASB issued FASB Staff Position (FSP) Accounting Principles Board (APB) 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis and will be adopted by Fleetwood in the first quarter of fiscal 2010. Fleetwood is currently evaluating the potential impact, if any, of the adoption of FSP APB 14-1 on its results of operations and financial position.

Noncontrolling Interests

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51.” SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and will be adopted by Fleetwood in the first quarter of fiscal 2010. Fleetwood does not expect the adoption of SFAS No. 160 to have a material effect on its results of operations and financial position.

Fair Value Option

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115,” which permits an entity to measure many financial assets and financial liabilities at fair value that are not currently required to be measured at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS No. 159 amends previous guidance to extend the use of the fair value option to available-for-sale and held-to-maturity securities. The statement also establishes presentation and disclosure requirements to help financial statement users understand the effect of the election. This statement is effective for fiscal years beginning after November 15, 2007. SFAS No. 159 was effective for Fleetwood as of the beginning of fiscal 2009. Fleetwood has not elected to measure financial assets or liabilities at fair value that previously had not been recorded at fair value.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurement where the FASB has previously determined that under those pronouncements fair value is the appropriate measurement. This statement does not require any new fair value measurements but may require companies to change current practice. This statement is effective for fiscal years beginning after November 15, 2007. Fleetwood adopted SFAS No. 157 as of the beginning of fiscal 2009, and its adoption did not have a material effect on its results of operations and financial position. In February 2008, the FASB issued FSP FAS 157-2, which delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP FAS 157-2 became effective for Fleetwood upon adoption of SFAS No. 157 as of the beginning of fiscal 2009.

2)             Supplemental Financial Information

Restricted Cash:

Restricted cash consisted of proceeds from the sale of property that was designated as collateral for Fleetwood’s secured credit facility. Following the perfection of liens on substitute collateral, all restrictions lapsed effective May 23, 2008, and the related cash balance was reclassified to “Cash and cash equivalents.”

Fair Value:

Fleetwood utilizes fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. Marketable investments are recorded at fair value on a recurring basis. Additionally, from time to time, Fleetwood may be required to record at fair value other assets on a nonrecurring basis. These nonrecurring fair value adjustments typically involve application of lower-of-cost-or-market accounting or write-downs of individual assets.

Under SFAS 157, Fleetwood groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

Level 1         Valuation is based upon unadjusted quoted prices for identical instruments traded in active markets. Fleetwood carries the majority of its marketable investments at Level 1 fair value.

Level 2         Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market. Fleetwood does carry some of its marketable investments at Level 2 fair value.

Level 3         Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques. Fleetwood does not have any assets or liabilities carried at Level 3 fair value.

The following table presents, for each of the fair value hierarchy levels required under SFAS No. 157, Fleetwood’s assets that are measured at fair value on a recurring basis at July 27, 2008:

	Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Amounts in millions)

Marketable investments	$25.0	$23.0	$2.0	$—

Realized gains on the sales of marketable investments are included in Investment income. For the three months ended July 27, 2008 and July 29, 2007, there were no realized gains or losses. Unrealized gains and losses on marketable investments are included in Accumulated other comprehensive loss. For the three months ended July 27, 2008, there was an unrealized loss of $213,000 and for the three months ended July 29, 2007, there was an unrealized gain of $251,000.

Earnings Per Share:

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Stock options, restricted stock units, and convertible securities were determined to be anti-dilutive for the quarter ended July 27, 2008. The table below shows the components for the calculation of basic and diluted loss per share for the fiscal quarters ended July 27, 2008 and July 29, 2007 (amounts in thousands):

	13 Weeks Ended
	July 27, 2008	July 29, 2007

Basic and diluted –

Loss from continuing operations	$(27,770)	$(2,311)
Loss from discontinued operations	(1,308)	(35)

Net loss	$(29,078)	$(2,346)

Weighted average shares outstanding used for basic and diluted loss per share	68,476	64,160

Anti-dilutive securities outstanding are as follows (amounts in thousands):

	July 27, 2008	July 29, 2007

Options and warrants	4,900	4,079

Restricted stock and restricted stock units	110	79

6% convertible subordinated debentures	3,104	3,104

5% convertible senior subordinated debentures	8,503	8,503

Common stock reserved for future issuance at July 27, 2008 was 16,617 shares.

Equity offering:

On June 25, 2008, Fleetwood closed an underwritten public offering of 12,000,000 shares of common stock at a price of $3.40 per share. Fleetwood also granted the underwriter a 30-day option to purchase up to 1,800,000 additional shares of common stock to cover overallotments, which was not exercised.

Postretirement Healthcare Benefits:

Fleetwood provides healthcare benefits to certain retired employees from date of retirement to when they become eligible for Medicare coverage or reach age 65, whichever is sooner. Employees become eligible for benefits after meeting certain age and service requirements. The cost of providing retiree healthcare benefits is actuarially determined and accrued over the service period of the active employee group.

The net periodic postretirement benefit cost was not significant for either of the quarters ended July 27, 2008 or July 29, 2007. The total amount of employer’s contributions expected to be paid during the current fiscal year is $501,000.

Inventory Valuation:

Inventories are valued at the lower of cost (first-in, first-out) or market. Work in process and finished goods costs include materials, labor, and manufacturing overhead. Inventories consist of the following (amounts in thousands):

	July 27, 2008	April 27, 2008
Manufacturing inventory-
Raw materials	$95,531	$88,798
Work in process	32,265	34,810
Finished goods	31,802	16,205

	$159,598	$139,813

Property, Plant and Equipment, Net:

Property, plant and equipment is stated at cost, net of accumulated depreciation, and consists of the following (amounts in thousands):

	July 27, 2008	April 27, 2008

Land	$13,317	$13,479
Buildings and improvements	233,769	234,472
Machinery and equipment	140,705	141,683
	387,791	389,634
Less accumulated depreciation	(243,846)	(243,061)

	$143,945	$146,573

Included in the above table as of July 27, 2008, were three idle plants that met the held-for-sale criteria under the applicable accounting guidance. As such, those facilities were recorded at the lower of their carrying value or their estimated fair value, less expected costs to sell. In aggregate, the three facilities’ carrying costs included in the amounts above were $1.5 million of land and land improvements and $7.1 million of buildings and building improvements. The three facilities that were classified as held for sale were manufactured housing plants. All of these facilities are expected to be sold to third parties within the next year.

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

Changes in Fleetwood’s product warranty liability are as follows (amounts in thousands):

	13 Weeks Ended
	July 27, 2008	July 29, 2007
Balance, beginning of period	$48,181	$63,481
Warranties issued and changes in the estimated liability during the period	10,726	12,721
Settlements made during the period	(15,214)	(14,648)

Balance, end of period	$43,693	$61,554

Comprehensive Loss:

Comprehensive loss includes all revenues, expenses, gains, and losses that affect the capital of Fleetwood aside from issuing or retiring shares of stock. Net loss is one component of comprehensive loss. Based on Fleetwood’s current activities, the only other components of comprehensive loss consist of foreign currency translation gains or losses, changes in the unrealized gains or losses on marketable securities, and unrealized actuarial gains and losses relating to defined benefit plans.

The difference between net loss and total comprehensive loss is shown below (amounts in thousands):

	13 Weeks Ended
	July 27, 2008	July 29, 2007
Net loss	$(29,078)	$(2,346)
Foreign currency translation	—	248
Unrealized loss on investments	(154)	(65)

Comprehensive loss	$(29,232)	$(2,163)

3)             Segment Information

Information with respect to operating segments is shown below (amounts in thousands):

	13 Weeks Ended
	July 27, 2008	July 29, 2007

REVENUES:

RV Group	$167,260	$344,088
Housing Group	122,652	144,234

	$289,912	$488,322

OPERATING INCOME (LOSS):

RV Group	$(23,809)	$1,883
Housing Group	2,484	5,475
Corporate and other	(1,908)	(1,665)

	$(23,233)	$5,693

4)            Other Operating Income, net

Other operating income, net for the quarter ended July 27, 2008 consisted of a $0.4 million gain from the sale of fixed assets offset by $0.3 million in restructuring costs. The prior year amount consisted of a $5.4 million gain from the sale of an idle RV facility, partially offset by a $0.8 million of impairment charges related to an idle RV facility.

5)            Income Taxes

The current quarter tax provision consisted of state tax liabilities in several states, with no offsetting tax benefits in others.

The prior year first quarter tax provision was principally due to a $2.8 million non-cash adjustment to the carrying amount of the deferred tax asset as a result of the decision to market for sale a property used by one of our supply businesses. This reduced unrealized gains that would otherwise be available to support the carrying value of the deferred tax asset. The remainder of the tax provision related to state tax liabilities.

At July 27, 2008 and April 27, 2008, Fleetwood has identified unrealized sources of income, sufficient to support a deferred tax asset of $56.7 million.

Fleetwood had a $4.6 million reserve for uncertain income tax positions as of July 27, 2008. Changes to the reserve during the three months ended July 27, 2008 were not material. The net amount of $4.6 million, if recognized, would favorably affect Fleetwood’s effective tax rate. Included in the reserve was $1.3 million of interest and penalties related to uncertain tax positions. Fleetwood’s policy is to recognize interest and penalties accrued on uncertain tax positions as part of income tax expense.

Fleetwood strives to resolve open matters with each tax authority at the examination level and could reach agreement with them at any time. While Fleetwood has accrued for amounts it believes are the expected results, the final outcome with a taxing authority may be a tax liability that is more or less than that reflected in the financial statements. Furthermore, Fleetwood may later decide to challenge any assessments, if made, and may exercise its right to appeal.

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

The total liability for unrecognized tax benefits may change within the next 12 months due to either settlement of audits or expiration of statutes of limitations. Fleetwood estimates that it is reasonably possible that the liability for unrecognized tax benefits will decrease by approximately $1.4 million in the next 12 months as a result of normal statute expirations and anticipated settlements with taxing authorities. At July 27, 2008, Fleetwood has concluded all material U. S. federal income tax matters for all fiscal years through 2005. All material state and foreign income tax matters have been concluded through fiscal year 2004.

6)             Discontinued Operations

On April 15, 2008, the folding trailer business was designated as held-for-sale and was subsequently sold on May 12, 2008. The decision to exit this business was intended to stem losses and return to a traditional focus on core recreational vehicle operations.

Assets and liabilities expected to be sold or extinguished have been reclassified to current assets and liabilities from discontinued operations, respectively, and consist of the following:

	July 27, 2008	April 27, 2008
	(Amounts in thousands)
Current assets from discontinued operations:
Receivables	$—	$6,175
Inventories	—	8,904
Property, plant and equipment, net	—	5,857
Goodwill	—	—
Other assets	—	1,085
	—	22,021
Current liabilities from discontinued operations:
Accounts payable	—	2,931
Employee compensation	—	2,387
Product warranty	—	3,430
Other current liabilities	—	12,289
	$—	$21,037

Operating results of these businesses are classified as discontinued operations for all periods presented. Discontinued operations, net, consist of the following:

	13 Weeks Ended
	July 27, 2008	July 29, 2007
	(Amounts in thousands)

Sales	$1,826	$21,921
Income (loss) from discontinued operations:
Retail	$(502)	$(356)
Financial services	(1)	(10)
Folding trailers	(805)	331
Loss from discontinued operations, net	$(1,308)	$(35)

Losses and other costs from discontinued operations in fiscal 2009 are not expected to be material.

7)             Borrowings

In January 2007, the agreement governing Fleetwood’s credit facility with a syndicate of lenders led by Bank of America, N.A., as administrative agent, was renewed and extended until July 31, 2010. Fleetwood originally entered into the credit agreement in July 2001, and it has been amended on several occasions since. The new amended and restated agreement incorporated prior amendments and made additional changes, but continues to provide for a revolving credit facility, including a real estate sub-facility and a term loan.

Loan commitments for the revolving credit facility were $171.4 million as of July 27, 2008. Fleetwood’s borrowing capacity, however, is governed by the amount of a borrowing base, consisting primarily of inventories and accounts receivable and a real estate sub-facility. Inventories and accounts receivable can fluctuate significantly and the borrowing base is revised weekly for changes in receivables and monthly for changes in inventory balances. Both the commitments to the term loan ($22 million) and real estate sub-facility ($15 million) have been reduced through payments and quarterly amortization to net values of $13.6 million and $12.8 million, respectively, as of the end of the current fiscal quarter. On the first day of each fiscal quarter, Fleetwood is required to repay $786,000 in principal on the term loan, and the ability to borrow under the real estate sub-facility is reduced by $375,000. Additionally, in May 2008, the term loan was reduced by a repayment of $3.7 million. The total facility commitment is subject to a $25 million seasonal uplift from December through April.

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

The combined aggregate short-term balance outstanding on the revolver and term loan was $4.2 million as of July 27, 2008 and $7.3 million as of April 27, 2008. An additional $10.5 million and $14.9 million of the term loan were included in long-term borrowings as of July 27, 2008 and April 27, 2008, respectively. At the end of the fiscal quarter, the borrowing base totaled $129.6 million. After consideration of the outstanding borrowings and standby letters of credit of $63.7 million, unused borrowing capacity (availability) was approximately $51.2 million. The revolving credit line and term loan bear interest, at Fleetwood’s option, at variable rates based on either Bank of America’s prime rate or one-, two- or three-month LIBOR.

Borrowings are secured by receivables, inventory, and certain other assets, primarily real estate, and are used for working capital and general corporate purposes. Real estate with an approximate appraised value of $79 million is pledged as security, which includes excess collateral of $28 million. Under the senior credit agreement, Fleetwood Enterprises, Inc. is a guarantor of the borrowings and letters of credit of its wholly owned subsidiary, Fleetwood Holdings, Inc. Also, Fleetwood is subject to a springing financial performance covenant, but only if either (a) average daily liquidity, defined as cash, cash equivalents, and unused borrowing capacity, falls below a prescribed minimum level of $50 million in any calendar month, (b) liquidity falls below $25 million on any single day or (c) average daily availability is below $20 million in any month. During the fiscal quarter ended July 27, 2008, Fleetwood remained well above the minimum requirements and had average monthly liquidity ranging from $103 million to $118 million. Fleetwood expects to remain above all of the minimum requirements for the foreseeable future and therefore would not invoke the springing performance covenant. However, Fleetwood does not currently expect to be able to comply with the springing covenant without an amendment to the agreement. Fleetwood is in discussions with the bank syndicate, but there can be no assurance that such an amendment will be obtained.

On August 22, 2008, Fleetwood generated $26.5 million of cash from new mortgage financing collateralized by two operating properties. The borrowings bear interest at 9.95% and have a three-year term and can be extended for up to an additional two years.

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

Holders of the debentures have the ability to require Fleetwood to repurchase the debentures, in whole or in part, on December 15, 2008, December 15, 2013 and December 15, 2018. Beginning in the third quarter of fiscal 2008, the debentures were reclassified on the balance sheet from long-term to current liabilities. The repurchase price is 100% of the principal amount of the debentures plus accrued and unpaid interest. Fleetwood may, at its option, elect to pay the repurchase price in cash, its common stock, or a combination of cash and its common stock. If Fleetwood elects to repay the purchase price in common stock, the number of shares of its common stock that it will deliver will be equal to the dollar amount being repurchased divided by 95% of the arithmetic average of the volume weighted average price of its common stock for each of the 20 trading days immediately preceding the repurchase date. If the debentures are still outstanding, Fleetwood has the option to redeem them anytime after December 15, 2008, in whole or in part, for cash, at a price equal to 100% of the principal amount plus accrued and unpaid interest. The debentures and the common stock potentially issuable upon conversion of the debentures are registered for resale under the Securities Act of 1933.

In view of the recent deterioration in market conditions and the likelihood of losses and negative operating cash flows for the balance of the fiscal year, Fleetwood plans to address the redemption by working with investors to replace the existing debentures with one or more alternative debt or equity-linked securities in advance of the December 2008 due date. Fleetwood’s intention is to minimize the use of cash as part of the redemption in order to maintain as much operating flexibility as possible in the current environment. An alternative instrument will likely have terms that are less advantageous to Fleetwood than the existing debentures, including a higher coupon and additional dilution to common shareholders.

9)                                      6% Convertible Subordinated Debentures

As discussed further in Fleetwood’s Annual Report on Form 10-K, Fleetwood owns a Delaware business trust that issued optionally redeemable convertible trust preferred securities that are convertible into shares of Fleetwood’s common stock. The combined proceeds from the sale of the securities and from the purchase by Fleetwood of the common shares of the business trust were tendered to Fleetwood in exchange for convertible subordinated debentures. These debentures represent the sole assets of the business trust and are presented as a long-term liability in the accompanying balance sheets.

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

Distributions on the securities held by the trust are payable quarterly in arrears at an annual rate of 6%. Fleetwood has the right to elect to defer distributions for up to 20 consecutive quarters under the trust indenture governing the 6% convertible trust preferred securities. When Fleetwood defers a distribution on the 6% convertible trust preferred securities, it is prevented from declaring or paying dividends on its common stock during the period of the deferral and from buying the securities on the open market.

Beginning with the third quarter of fiscal 2002, Fleetwood elected to defer the quarterly distributions through February 15, 2006. At that time deferred distributions and interest were repaid in full, along with the then current distribution. Fleetwood elected to defer distributions beginning May 15, 2008, and has the right to continue deferral for up to 20 consecutive quarters.

10)                               Commitments and Contingencies

Repurchase Commitments:

Producers of recreational vehicles and manufactured housing customarily enter into repurchase agreements with lending institutions that provide wholesale floorplan financing to independent dealers. Fleetwood’s agreements generally provide that, in the event of a default by a dealer in its obligation to these credit sources, Fleetwood will repurchase vehicles or homes sold to the dealer that have not been resold to retail customers. With most repurchase agreements, Fleetwood’s obligation ceases when the amount for which Fleetwood is contingently liable to the lending institution has been outstanding for more than 12, 18, or 24 months, depending on the terms of the agreement. The contingent liability under these agreements approximates the outstanding principal balance owed by the dealer for units subject to the repurchase agreement, less any scheduled principal payments waived by the lender. Although the maximum potential contingent repurchase liability approximated $167 million for inventory at manufactured housing dealers and $364 million for inventory at RV dealers as of July 27, 2008, the risk of loss is reduced by the potential resale value of any products that are subject to repurchase, and is spread over numerous dealers and financial institutions. The gross repurchase obligation will vary depending on the season and the level of dealer inventories. Typically, the fiscal third quarter repurchase obligation is greater than other periods due to higher RV dealer inventories. The RV repurchase obligation is significantly more than the manufactured housing obligation due to a higher average cost per motor home and more units in dealer inventories. Past losses under these agreements have not been significant but generally increase during cyclical industry downturns. Lender repurchase demands have been funded out of working capital. Through the first three months of fiscal year 2009, Fleetwood repurchased product totaling $396,000 and recorded a loss of $129,000 compared to no repurchases for the same period in the prior year.

Guarantees:

As part of the sale of Fleetwood’s manufactured housing retail business, there are currently approximately 54 leased manufactured housing retail locations assigned to the buyers. Although Fleetwood received indemnification from the assignees, if the assignees fail to make payments under the assigned leases, Fleetwood estimates its maximum potential obligation with respect to the assigned leases to be $6.3 million as of July 27, 2008. Fleetwood will remain contingently liable for such lease obligations for the remaining lease terms, which range from one month to seven years.

Other:

As of July 27, 2008, Fleetwood was a party to 11 limited guarantees, aggregating $4.1 million of obligations of certain retailers to floorplan lenders and an additional three unsecured guarantees of other obligations aggregating $6.3 million.

Fleetwood is also a party to certain guarantees that relate to its credit arrangements. These are more fully discussed in Note 11 of Fleetwood’s fiscal 2008 Annual Report on Form 10-K.

The fair value of the guarantees noted above was not material at July 27, 2008.

Legal Proceedings:

Fleetwood is regularly involved in legal proceedings in the ordinary course of business. For certain cases Fleetwood is self-insured; for others, including products liability, insurance covers a portion of Fleetwood’s liability under some of this litigation. In the majority of cases, including products liability cases, Fleetwood prepares estimates based on historical experience, the professional judgment of legal counsel, and other assumptions it believes to be reasonable. As additional information becomes available, Fleetwood reassesses the potential liability related to pending litigation and revises the related estimates. Such revisions and any actual liability that greatly exceeds Fleetwood’s estimates could materially impact Fleetwood’s results of operations and financial position.

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

As of May 29, 2008, we have settled all ongoing litigation with The Coleman Company, Inc., and all pending proceedings have been dismissed. Fleetwood paid Coleman $10 million in cash and agreed to release Coleman from the restriction on licensing its name to an RV company. In 2005, Fleetwood posted an appeal bond, supported by a letter of credit, in the amount of $18 million, and had previously recorded cumulative accounting charges of $19.2 million. The reversal of $9.2 million of the prior charges, as a result of the settlement, was reflected through discontinued operations in the fourth quarter of fiscal 2008.

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

Fleetwood formerly operated a folding trailer division, Fleetwood Folding Trailers, Inc. On April 15, 2008, the folding trailer business was designated as “held for sale” and accounted for as a discontinued operation beginning in the fourth quarter of fiscal 2008. The folding trailer business was subsequently sold on May 12, 2008.

As described immediately below and in “Business Outlook,” the recreational vehicle industry has been severely affected by the rising cost of oil, the fallout from the housing crisis, and by declining consumer confidence, while the manufactured housing market continues to be adversely affected by limited availability of retail financing and more recently, competition from conventional builders due to the overall weak housing market. Further, as described below in “Liquidity,” we face the repurchase of $100 million 5% senior subordinated debentures in December 2008. However, as we indicate in this discussion below, we have been aggressively managing these market issues and have implemented plans, which are ongoing, for the debenture repurchase.

Recreational Vehicles

The RV Group manufactures recreational vehicles and consists of the motor home and travel trailer divisions. In fiscal 2008, we sold 18,730 recreational vehicles. In calendar year 2007, we had a 16.4% share of the motor home market and a 5.9% share of the travel trailer retail market.

The recreational vehicle markets are both cyclical and seasonal and are also highly competitive. Product demand is sensitive to changes in consumer confidence, which is influenced by global tensions, employment statistics, volatile fuel prices, changing interest rates, stock market performance, and availability of financing in general, among other factors.

The motor home market has declined over the last three years and with the rising cost of oil and declining consumer confidence that trend accelerated during the course of the first quarter of fiscal 2009. As a result of soft industry demand, dealers have been reducing inventories leading to an industry-wide contraction of manufacturing capacity. Our own overall market share has declined slightly due to a particularly steep decline in the sales of the higher-priced Class A products, where we have an industry-leading position. Our increased market share in calendar 2008 for the smaller, more fuel-efficient Class C products has partially offset this trend.

The travel trailer market has also experienced recent weakness and is particularly competitive, as dealers seek to reduce inventory levels and purge previous model-year units. In recent years our travel trailer market share had been in a steady decline in the face of increased competition, product lines that were less competitive in terms of features and price, and a failure to fully participate in growing market segments such as sport utility trailers and hybrid products. Many of these issues resulted from a shift towards a more centralized, functional organization structure that caused management to be less focused and less entrepreneurial. Over the last three years, we have undertaken a major restructuring of the division, which included a more decentralized organization, the closure of five manufacturing facilities in late fiscal 2007 and early fiscal 2008, and a renewed focus on product. The closures have downsized the geographic reach of the business but have more closely matched our production capabilities with the demand for our products. We introduced completely redesigned core products with enhanced features and benefits at a more competitive price, added lower-priced sport utility trailers, and in 2008 introduced lighter-weight models with additional features. We intend to be more selective as to which market segments we pursue in order to optimize our competitiveness and profitability and believe that our current products, combined with others under development and more cost-effective operations, will allow us to achieve these objectives.

Over the next several years, favorable demographics suggest that sustainable growth in the number of RV buyers will likely be realized as baby boomers reach the age brackets that historically have accounted for the bulk of retail RV sales. Additionally, in recent years, younger buyers have shown greater interest in the RV lifestyle. These projections received strong support from the University of Michigan 2005 national survey of recreational vehicle owners, and also more recent consumer surveys sponsored by the Recreation Vehicle Industry Association. In the near term, these trends are likely to be overshadowed by current economic trends and outlook.

Housing

The Housing Group consists of manufacturing operations, which design and produce factory-built manufactured homes in accordance with federal HUD-Code regulations and, to a lesser extent, factory-built modular homes in accordance with state or local building codes, which are used in conventional site-built homes. In fiscal 2008, we shipped 12,337 manufactured homes, and were the second largest producer of HUD-Code homes in the United States in terms of units shipped to dealers. In calendar year 2007, we had a 13.4% share of the manufactured housing wholesale market. In late fiscal 2007, we introduced our Trendsetter division, which builds modular housing. Today we have two manufacturing locations in Texas and Georgia primarily dedicated to this business, mainly supplying military housing on a contractual basis as a sub-contractor.

Improvements in engineering, design and efficiencies in production techniques continue to position manufactured and modular homes as viable options in meeting the demand for affordable housing in new markets, such as suburban tracts and military sites, as well as in existing markets such as rural areas and manufactured housing communities and parks. The markets for affordable factory-built housing are very competitive as well as both cyclical and seasonal. The industry is most affected by the availability of financing, general economic conditions, and consumer confidence. The manufactured housing market has experienced a steep decline that began in 1999, hitting a 46-year low in shipments in 2007. During the 1990s, growth was fueled, in part, by liberal credit standards and by lenders eager to participate in a growing market. The majority of manufactured housing loans at the time were chattel, or personal property financing, secured only by the home and not by the underlying land on which the home was sited. The growth trend quickly reversed when borrower default and repossession rates soared, causing industry shipments to fall dramatically. Shipments have continued to decline, although at a reduced rate. Due to the scarcity of chattel financing nationwide, the industry has trended toward more “land and home” or conventional mortgage-type financing.

Interest rates for the financing of manufactured homes are generally higher and the terms of loans shorter than for site-built homes. In addition, manufactured housing lenders have maintained conservative lending practices in recent years and some lenders have stopped extending loans to manufactured home buyers altogether. This has had the effect of making financing for manufactured homes more expensive and even more difficult to obtain relative to site-built homes, which, until recently, had enjoyed a period of sustained low interest rates and liberal lending practices. Lender reaction to the turmoil in the subprime sector of site-built home financing is beginning to redress the balance to be less unfavorable for manufactured housing borrowers than it has been for the several years. However, in the near term, an over supply of new conventional homes and foreclosures has actually increased competition with our products.

Business Outlook

Recreational Vehicles

Industry conditions in calendar 2008 have been adversely affected by tighter lending practices, fuel prices, and diminished home equity values, as evidenced by low consumer confidence levels and soft market conditions. These conditions have resulted in an unanticipated acceleration of market deterioration in our first fiscal quarter. As a result of these continuing concerns and a significant tightening of credit for RV buyers, we anticipate continued weakness in all segments for fiscal year 2009. This weakness was initially caused by turmoil in the mortgage industry that then spread to the broader financial markets and economy. More recently the volatility of fuel prices has also contributed to consumers’ reluctance to purchase RVs. Motor home retail sales for the industry are off by 32% for the first six months of calendar 2008, and for the month of June, typically one of the seasonally stronger months, industry retail sales fell by 51% from the prior year. Industry wholesale shipments followed a similar pattern. Most of the weakness was experienced in the higher-end Class A and mid- and luxury-priced Class C segments. Travel trailer industry retail sales for the similar period were down by 18%; however, because dealers had previously been reducing their inventories in the face of economic uncertainty, industry wholesale shipments declined by only 13.0% for the same period.

Our overall market position in motor homes has declined slightly in the first half of calendar 2008 mainly due to recent aggressive discounting by competitors that appear to have overproduced. We have experienced market share growth in recently introduced lower-priced and fuel-efficient Class C products.

Our travel trailer retail and wholesale market shares have continued to decline to date, exacerbated by the restructuring of the business between March and July 2007. Dealers continue to sell older model-year units still in stock before replacing them with newer products. Also, we have experienced reduced sales of lower-margin, entry-level products in the Eastern U.S. due to discontinued production of those products in that region. We are becoming more competitive in markets on which we have placed emphasis since our recent adjustments to manufacturing capacity. Travel trailer manufacturing efficiencies have increased, yet further improvement over current levels of cost and efficiency of our manufacturing operations will be necessary in order to achieve profitability in this environment. Our travel trailer market share for the first half of 2008 was 4.2%, down from 6.3% in the prior year. We expect our market share to remain at similar levels until market conditions improve and dealers sell their inventories of older model-year products.

When fuel prices stabilize and retail credit availability improves, we expect to see a rebound in sales from dealers ordering units for stock and benefit from our ability to ramp up production in an industry with fewer manufacturing facilities than before, due to competitor failures or plant consolidations. A longer-term positive outlook for the recreational vehicle industry is supported by favorable demographics as baby boomers reach the age brackets that historically have accounted for the bulk of retail RV sales, and an increase in interest in the RV lifestyle among both older and younger segments of the population than have traditionally participated.

Housing

Notwithstanding the recent pricing pressure in certain regions due to the retrenchment in the mortgage industry, we expect longer-term demand for affordable housing to grow as a result of overall population growth; baby boomers reaching retirement age; the development of new products and markets such as modular housing; and the continued relative high cost of site-built homes.

Many of the factors that have historically affected manufactured housing volumes have been in flux recently. Industry shipments for the first six months of calendar year 2008 were down 7.4%, and traditionally strong manufactured housing markets continued to be particularly weak. Generally, the manufactured housing market continues to be adversely affected by limited availability of retail financing and more recently, competition from conventional builders due to the overall weak housing market. Over the last several years the site-built housing boom has been fueled by low interest rates and loose credit standards, which widened the financing advantage that site-built housing enjoys over manufactured housing. We expect manufactured homes to rise from the recent 8% of new single-family homes now that the gap between credit standards for site-built housing and manufactured housing has narrowed. Recently passed housing reform legislation may benefit the manufactured housing industry through the FHA Title I program, which, among other benefits, will increase loan limits for home-only financing from $48,600 to $69,678, and will be indexed to inflation in future years. These benefits are expected to take effect beginning in the first half of calendar 2009. In addition, positive trends include a normalized level of manufactured home repossessions, improved performance of manufactured housing loan portfolios, and higher rents and lower vacancies in apartments. On the other hand, the overall slowing of the housing market and an increase in conventional housing inventories will negatively impact manufactured housing conditions in the near term.

We continue to manage our capacity relative to current market conditions. We have been successful in reducing fixed costs and, in some cases, consolidating management teams at adjacent plants. These efforts have enabled us to maintain a presence in markets that we believe have potential that we would otherwise be forced to abandon. From a sales perspective, we are focused on increasing new points of distribution, improving retail turn rates through assisting dealers with inventory management, and offering dealers a program to support consumers with set-up, inspection and problem resolution.

Manufactured housing industry shipments were down 7.4% in the first half of calendar 2008, with most states reporting year-over-year declines. Markets in California, Arizona, and Florida, traditionally among our strongest, are the states most impacted by the slump in the site-built housing market and are down sharply. The outlook in most areas continues to be uncertain, but overall we anticipate that manufactured housing industry conditions are unlikely to improve until 2009.

We are pursuing other opportunities to supplement our business, such as sales of modular homes to builder/developers and military projects. Modular sales in the Gulf Region have been slow to emerge and the longer sales cycle for these types of projects has significantly tempered our progress in this area. Development of our modular business, however, has met with some success in the area of military housing. Since opening the Trendsetter Division in late fiscal 2007, we have substantially completed three large contracts to provide military housing.

Summary

Fiscal 2009 will be challenging as market conditions in all segments have deteriorated, particularly for motor homes. Dealers will likely continue to conservatively manage their inventories in the coming months. As a result, manufacturers are offering more discounts, and industry production volumes have recently declined due to plant closures, short work weeks, and layoffs. These factors in combination with inflationary pressure on commodity and materials prices will continue to negatively impact near-term margins, particularly motor homes, and result in losses and negative operating cash flows in the near term. Operating expenses are expected to show continued year-over-year declines, although at a reduced rate compared with recent quarters. We cannot be certain when market and economic conditions will improve; however, we have experienced turbulent economic downturns in the past and have successfully managed through them.

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

Warranty

We typically provide customers of our products with a one-year warranty covering defects in material or workmanship with longer warranties on certain structural components. This warranty period typically commences upon delivery to the end user of the product. We record a liability based on our best estimate of the amounts necessary to resolve future and existing claims on products sold as of the balance sheet date. Factors we use in estimating the warranty liability include a history of units sold to customers, the average cost incurred to repair a unit, and a profile of the distribution of warranty expenditures over the warranty period. A significant increase in RV dealer shop rates, the cost of parts, or the frequency of claims could have an adverse impact on our operating results for the period or periods in which such claims or additional costs materialize.

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

Deferred Taxes

Deferred tax assets and liabilities are determined based on temporary differences between income and expenses reported for financial reporting and tax reporting. We are required to record a valuation allowance to reduce our net deferred tax asset to the amount that we believe is more likely than not to be realized. In assessing the need for a valuation allowance, we historically had considered relevant positive and negative evidence, including scheduled reversals of deferred tax liabilities, prudent and feasible tax planning strategies, projected future taxable income, and recent financial performance. Since we have had cumulative losses in recent years, the accounting guidance suggests that we should not look to future earnings to support the realizability of the net deferred tax asset. Beginning in fiscal 2003, we concluded that a partial valuation allowance against our deferred tax asset was appropriate and have since made adjustments to the allowance as necessary, generally to give effect to changes in the amount of asset that can be supported by available tax planning strategies. Presently, the net deferred tax asset continues to be supported by tax planning strategies that, if executed, are expected to generate sufficient taxable income to realize the book value of the remaining asset. Although we continue to believe that the combination of relevant positive and negative factors will enable us to realize the full value of the deferred tax asset, it is possible that the extent and availability of tax planning strategies will change over time and impact this evaluation. If, after future assessments of the realizability of our deferred tax assets, we determine that further adjustment is required, we will record the provision or benefit in the period of such determination.

Legal Proceedings

We are regularly involved in legal proceedings in the ordinary course of our business. Insurance covers part of Fleetwood’s liability under some of this litigation. In the majority of cases, including products liability cases, we prepare estimates based on historical experience, the professional judgment of our legal counsel, and other assumptions that we believe are reasonable. As additional information becomes available, we reassess the potential liability related to pending litigation and revise our estimates. Such revisions or any actual liability that greatly exceeds our estimates could materially impact our results of operations and financial position.

Repurchase Commitments

Producers of recreational vehicles and manufactured housing customarily enter into repurchase agreements with lending institutions that provide wholesale floorplan financing to independent dealers. Our agreements generally provide that, in the event of a default by a dealer in its obligation to these credit sources, we will repurchase product. With most repurchase agreements, our obligation ceases when the amount for which we are contingently liable to the lending institution has been outstanding for more than 12, 18, or 24 months, depending on the terms of the agreement. The contingent liability under these agreements approximates the outstanding principal balance owed by the dealer for units subject to the repurchase agreement less any scheduled principal payments waived by the lender. Although the maximum potential contingent repurchase liability approximated $167 million for inventory at manufactured housing dealers and $364 million for inventory at RV dealers as of July 27, 2008, the risk of loss is reduced by the potential resale value of any products that are subject to repurchase, and is spread over numerous dealers and financial institutions. The gross repurchase obligation will vary depending on the season and the level of dealer inventories. Typically, the fiscal third quarter repurchase obligation will be greater than other periods due to higher RV dealer inventories. Losses and related repurchase reserves under these agreements have not been significant but generally increase during cyclical industry downturns. Lender repurchase demands have been funded out of working capital. A summary of recent repurchase activity is set forth below (dollars in millions):

	13 Weeks Ended		Fiscal Years
	July 27, 2008	July 29, 2007	2008	2007

Units	11	—	159	96

Repurchase amount	$0.4	$—	$4.8	$2.4

Loss recognized	$0.1	$—	$0.7	$0.7

Results of Operations

The following table sets forth certain statements of operations data expressed as a percentage of net sales for the periods indicated (certain amounts in this section may not recompute due to rounding):

	13 Weeks Ended
	July 27, 2008	July 29, 2007

Net sales	100.0%	100.0%
Cost of products sold	87.3	85.2

Gross profit	12.7	14.8
Operating expenses	(20.7)	(14.6)
Other operating income, net	—	0.9

Operating income (loss)	(8.0)	1.1
Other income (expense:
Investment income	0.3	0.3
Interest expense	(1.7)	(1.1)
Other, net	—	—
Income (loss) from continuing operations before income taxes	(9.4)	0.3
Provision for income taxes	(0.2)	(0.8)

Loss from continuing operations	(9.6)	(0.5)
Loss from discontinued operations, net	(0.4)	—

Net loss	(10.0)%	(0.5)%

Current Quarter Compared to Corresponding Quarter of Last Year

Consolidated Results

The following table presents consolidated net sales and operating income (loss) by segment for the quarters ended July 27, 2008 and July 29, 2007 (amounts in thousands):

	13 Weeks Ended
		% of		% of	Change
	July 27, 2008	Net Sales	July 29, 2007	Net Sales	Amount	%
REVENUES:

RV Group	$167,260	57.7	$344,088	70.5	$(176,828)	(51.4)
Housing Group	122,652	42.3	144,234	29.5	(21,582)	(15.0)

Net sales	$289,912	100.0	$488,322	100.0	$(198,410)	(40.6)

OPERATING INCOME (LOSS):

RV Group	$(23,809)	(14.2)	$1,883	0.5	$(25,692)	NM
Housing Group	2,484	2.0	5,475	3.8	(2,991)	(54.6)
Corporate and other	(1,908)	—	(1,665)	—	(243)	(14.6)

Operating income (loss)	$(23,233)	(8.0)	$5,693	1.2	$(28,926)	NM

NM – Not Meaningful

Consolidated revenues fell 41% from the prior year, consisting of a 51.4% drop in sales for the RV Group and a 15.0% decline for the Housing Group, reflecting very challenging market conditions in both of our industries.

Gross margin decreased from the prior year mainly due to the decline in motor home sales, particularly the higher-priced products which typically have higher margins. Also contributing to the decrease was an increase in sales incentives along with higher labor costs related to plant shutdowns for several periods during the quarter as a result of the weak demand.

Operating expenses, which include selling, warranty and service, and general and administrative expenses, declined by $11.2 million compared with the prior year but rose as a percentage of sales due to fixed costs not decreasing at the same rate as revenues. The dollar decrease from the prior year was primarily due to savings from lower headcount associated with restructuring efforts and a reduction in warranty expense resulting from lower volumes and more efficient service operations.

Other operating income, net in the current year was a gain of $82,000, mainly attributed to the deferred gain on the sale of the corporate complex, partially offset by about $0.3 million of severance costs. In the prior year first quarter, this same line item consisted of a $5.4 million gain from the sale of an idle RV facility, partially offset by $0.8 million of impairment charges related to an idle RV facility.

Other income (expense) consists of investment and other income and interest expense.

The current-year tax provision consisted of state tax liabilities in several states, with no offsetting tax benefits in others. The prior-year first-quarter tax provision was principally due to a $2.8 million non-cash adjustment to the carrying amount of the deferred tax asset as a result of the decision to market for sale a manufacturing facility, scheduled for closure, that had been used by one of our supply businesses. This reduced unrealized gains that would otherwise have been available to support the carrying value of the deferred tax asset. The remainder of the tax provision related to state tax liabilities.

Recreational Vehicles

The following table presents RV Group net sales and operating income (loss) by division for the periods ended July 27, 2008 and July 29, 2007 (amounts in thousands):

	13 Weeks Ended
		% of		% of	Change
	July 27, 2008	Net Sales	July 29, 2007	Net Sales	Amount	%
REVENUES:

Motor homes	$121,809	72.8	$273,681	79.5	$(151,872)	(55.5)
Travel trailers	39,831	23.8	63,652	18.5	(23,821)	(37.4)
RV supply	5,620	3.4	6,755	2.0	(1,135)	(16.8)

RV Group	$167,260	100.0	$344,088	100.0	$(176,828)	(51.4)

OPERATING INCOME (LOSS):

Motor homes	$(16,068)	(13.2)	$9,003	3.3	$(25,071)	NM
Travel trailers	(5,648)	(14.2)	(7,425)	(11.7)	1,777	23.9
RV supply	(2,093)	(37.2)	305	4.5	(2,398)	NM

RV Group	$(23,809)	(14.2)	$1,883	0.5	$(25,692)	NM

Motor home sales for the quarter fell 56% to $121.8 million due to market deterioration that accelerated during the summer months in the face of increasing gas prices and low consumer confidence. The national retail market for motor homes for the first six months of calendar year 2008 was down 32% compared with a decrease in Fleetwood retail activity of 33%, resulting in a decrease in market share from 16.3% to 16.1% for the first six months of calendar 2008. Recent months have been even weaker with the national retail market for the month of June down by 51% from the prior year. Additionally, dealers made sizable reductions to their own inventories, further reducing our wholesale shipments. Consumer concerns negatively affected the market, particularly the higher-priced Class As and mid-priced Class Cs, where Fleetwood has a relatively stronger market position. The gains we have made in the Class C market because of last year’s introduction of more fuel-efficient and lower-priced product were not enough to offset the declines in Class A products.

Travel trailer sales declined 37% to $39.8 million mainly due to dealers’ reluctance to place orders in light of weak market conditions. In addition, Fleetwood’s dealers trimmed prior-model-year products from their inventories, without reordering new product. In the first half of calendar year 2008, industry retail sales declined 18.1%, compared to a 2.1% increase in calendar year 2007. Fleetwood’s retail sales for the same period were down by 45.5%, mainly due to a lack of competitive products in several lines, combined with a diminished geographical reach in the East as a result of plant closures.

Gross margin for the quarter dropped from 11.5% to 7.2% due to motor home margin deterioration related to the drop in sales revenues by more than half. The cost of sales as a percentage of sales in the motor home division was negatively impacted by increased sales incentives and discounts combined with higher labor costs related to a number of temporary plant shutdowns. Travel trailer gross margin improved to 8.7% as a result of lower material costs through plant-based purchasing and higher labor efficiencies. Operating expenses for the RV Group declined $6.6 million, or 16% from the prior year, but increased as a percentage of sales for the current quarter due to the fixed nature of some of the expenses and the significant decrease in revenue. The lower expenses were mostly due to lower warranty and service costs of $2.0 million, resulting from lower volumes, and a $2.9 million decline in general and administrative expenses related to earlier downsizing actions. Other operating income, net, included $247,000 of severance, partially offset by $127,000 of gains mainly due to the sale of an idle travel trailer plant. In the prior year, the $4.6 million gain consisted of a gain on the sale of an idle RV facility, partially offset by an impairment charge related to an idle RV facility.

Manufactured Housing

The following table presents Housing Group net sales and operating income for the quarters ended July 27, 2008 and July 29, 2007 (amounts in thousands):

	13 Weeks Ended
		% of Net		% of Net	Change
	July 27, 2008	Sales	July 29, 2007	Sales	Amount	%

Net sales	$122,652	100.0	$144,234	100.0	$(21,582)	(15.0)

Operating income	$2,484	2.0	$5,475	3.8	$(2,991)	(54.6)

Housing Group revenues for the quarter declined 15% below the prior year to $122.7 million. Manufactured housing sales to traditional dealers fell 27.5% as the manufactured housing market continued to weaken. Included in revenue in the current July quarter was $24.2 million of revenue from modular sales, mostly to the military for base housing.

Manufactured homes are sold as single-section or multi-section units. Multi-section units typically are built in two, three, or four sections. The average selling price per unit was about 2% below the prior year at $37,258. The average selling price of manufactured homes built to the HUD-Code decreased by about 4% to $36,518, offset by an increase to the price of modular units sold to the military.

Manufacturing unit volume for the current year declined 13.7% to 3,292 homes (including 599 modular sections), while the total number of sections sold decreased 21.5% to 5,156 units. Fleetwood’s market share, based on wholesale shipments for the first half of calendar year 2008, declined from 12.9% for the same period in the prior year to 11.3%. The Group’s wholesale shipment share for multi-section homes also decreased from 14.0% to 12.6% while its share of the single-section market was down from 10.3% to 9.2%. The declines were the result of significant weakness, caused by the conventional housing slump, in the Sun Belt states of California, Arizona and Florida, in which we have a strong presence.

Industry shipments for the first six months of calendar year 2008 were down 7.4%. Traditionally strong manufactured housing markets continued to be particularly weak, with shipments off by more than 30% in California and Arizona and by 23% in Florida for the first half of calendar 2008. Generally, the manufactured housing market continues to be adversely affected by limited availability of retail financing and more recently, competition from conventional builders due to the overall weak housing market.

The first-quarter gross profit margin decreased from 22.8% in the prior year to 20.2% in the current year mainly due to higher raw material costs and a shift in product mix to smaller lower-margin units combined with higher installation costs related to the military housing contracts.

Operating expenses were $5.1 million lower than the prior year, led by a $2.6 million reduction in general and administrative expense, primarily resulting from cost-reduction actions implemented in the prior year. In addition, selling, warranty, and service expenses declined by $2.5 million mainly due to lower volume.

Liquidity and Financial Position

We use external funding sources, including the issuance of debt and equity instruments, to supplement working capital, fund capital expenditures, and meet internal cash flow requirements on an as-needed basis. Cash totaling $41.5 million was used by operating activities during the first three months of fiscal 2009 compared with $30.2 million for the similar period one year ago. In the current period, the loss from continuing operations, adjusted for non-cash items, but excluding the effects of changes in assets and liabilities, used $23.3 million of operating cash. Changes in assets and liabilities during this period used $18.2 million of cash, primarily due to an increase in inventory and lower payables since fiscal year end. Inventory levels are reasonable but were up $19.8 million from the prior year, primarily due to a higher stock of motor home chassis and finished goods as a result of a lag in adjusting purchasing and production to match rapidly declining demand. In the prior year, cash used by operations resulted mainly from the loss from continuing operations, partially offset by income from higher receivable and inventory levels and lower liabilities.

Investing activities related to capital expenditures were $2.1 million during the first three months compared with $2.1 million in the same period last year. Additionally, proceeds primarily from the sale of idle facilities generated $1.0 million this year compared with $6.7 million in the prior year.

Net cash used by discontinued operations was $0.3 million compared with cash used of $0.8 million in the prior year. We sold our folding trailer subsidiary for $10.7 million and paid $10 million in final settlement of litigation with The Coleman Company, Inc. The settlement also resulted in the cancellation of an appeal bond, supported by a standby letter of credit under the credit facility for $18 million, increasing borrowing availability by that same amount. The cash used in the prior year related mostly to operations of the folding trailer business.

Borrowings under our secured syndicated credit facility, led by Bank of America, N.A., as administrative agent, including the term loan, decreased by $7.5 million during the first three months of the fiscal year. These borrowings are discussed in more detail below. Borrowings further decreased due to a $2.4 million repayment of capital leases. In the first quarter of fiscal 2009, we also raised approximately $39 million from a public offering of common stock.

As a result of the above-mentioned changes, cash and cash equivalents, restricted cash, and marketable investments decreased during the quarter by $14.4 million from $100.1 million as of April 27, 2008, to $85.7 million as of July 27, 2008.

On August 22, 2008, Fleetwood generated $26.5 million of cash from new mortgage financing collateralized by two operating properties. Borrowings bear interest at 9.95% and have a three-year term and can be extended for up to an additional two years.

5% Convertible Senior Subordinated Debentures

Holders of the 5% convertible senior subordinated debentures have the ability to require Fleetwood to repurchase the debentures, in whole or in part, on December 15, 2008, December 15, 2013 and December 15, 2018. The repurchase price is 100% of the principal amount of the debentures plus accrued and unpaid interest. Fleetwood may, at its option, elect to pay the repurchase price in cash, its common stock, or a combination of cash and its common stock. If Fleetwood elects to repay the purchase price in common stock, the number of shares of its common stock that it will deliver will be equal to the dollar amount being repurchased divided by 95% of the arithmetic average of the volume weighted average price of its common stock for each of the 20 trading days immediately preceding the repurchase date. If the debentures are still outstanding, Fleetwood has the option to redeem them anytime after December 15, 2008, in whole or in part, for cash, at a price equal to 100% of the principal amount plus accrued and unpaid interest.

In view of the recent deterioration in market conditions and the likelihood of significant negative operating cash flows in the near term, Fleetwood plans to address the redemption by working with investors to replace the existing debentures with one or more alternative debt or equity-linked securities in advance of the December 2008 due date. Our intention is to minimize the use of cash as part of the redemption in order to maintain as much operating flexibility as possible in the current environment. An alternative instrument will likely have terms that are less advantageous to Fleetwood than the existing debentures, including a higher coupon and additional dilution to common shareholders.

Credit Agreements

In January 2007, the agreement governing Fleetwood’s credit facility with a syndicate of lenders led by Bank of America, N.A., as administrative agent, was renewed and extended until July 31, 2010. Fleetwood originally entered into the credit agreement in July 2001, and it has been amended on several occasions since. The new amended and restated agreement incorporated prior amendments and made additional changes, but continued to provide for a revolving credit facility, including a real estate sub-facility and a term loan.

Loan commitments for the revolving credit facility were $171.4 million as of July 27, 2008. Fleetwood’s borrowing capacity, however, is governed by the amount of a borrowing base, consisting primarily of inventories and accounts receivable and a real estate sub-facility. Inventories and accounts receivable can fluctuate significantly and the borrowing base is revised weekly for changes in receivables and monthly for changes in inventory balances. Both the commitments to the term loan ($22 million) and real estate sub-facility ($15 million) have been reduced through payments and quarterly amortization to net values of $13.6 million and $12.8 million, respectively, at July 27, 2008. On the first day of each fiscal quarter, Fleetwood is required to repay $786,000 in principal on the term loan, and the ability to borrow under the real estate sub-facility is reduced by $375,000. Additionally, in May 2008, the term loan was reduced by a repayment of $3.7 million. The total facility commitment is subject to a $25 million seasonal uplift from December through April.

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

The combined aggregate short-term balance outstanding on the revolver and term loan was $4.2 million as of July 27, 2008 and $7.3 million as of April 27, 2008. An additional $10.5 million and $14.9 million of the term loan were included in long-term borrowings as of July 27, 2008 and April 27, 2008, respectively. At July 27, 2008, the borrowing base totaled $129.6 million. After consideration of the outstanding borrowings and standby letters of credit of $63.7 million, unused borrowing capacity (availability) was approximately $51.2 million. The revolving credit line and term loan bear interest, at Fleetwood’s option, at variable rates based on either Bank of America’s prime rate or one-, two- or three-month LIBOR.

Borrowings are secured by receivables, inventory, and certain other assets, primarily real estate, and are used for working capital and general corporate purposes. Real estate with an approximate appraised value of $79 million is pledged as security, which includes excess collateral of $28 million. Under the senior credit agreement, Fleetwood Enterprises, Inc. is a guarantor of the borrowings and letters of credit of its wholly owned subsidiary, Fleetwood Holdings, Inc. Also, Fleetwood is subject to a springing financial performance covenant, but only if either (a) average daily liquidity, defined as cash, cash equivalents, and unused borrowing capacity, falls below a prescribed minimum level of $50 million in any calendar month, (b) liquidity falls below $25 million on any single day or (c) average daily availability is below $20 million in any month. During the fiscal quarter ended July 27, 2008, Fleetwood remained well above the minimum requirements and had average monthly liquidity ranging from $103 million to $118 million. Fleetwood expects to remain above all of the minimum requirements for the foreseeable future and therefore would not invoke the springing performance covenant. However, Fleetwood currently does not expect to be able to comply with the springing covenant should that become necessary without an amendment to the agreement. Fleetwood is in discussions with the bank syndicate, but there can be no assurance that such an amendment will be obtained.

Dividends and Distributions

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

Summary

In the opinion of management, some combination of existing cash resources, proceeds from property dispositions, available lines of credit, and the successful execution of our plans to address the 5% convertible senior subordinated debentures will be sufficient to satisfy our foreseeable cash requirements for the next 12 months, including up to $10 million for capital expenditures in fiscal 2009, to be utilized primarily for enhancements to manufacturing facilities.

Stock-Based Incentive Compensation Plans

Fleetwood grants stock options, restricted stock, and performance-based restricted stock units under the 2007 Stock Incentive Plan, at no cost, to its officers, key employees, and non-employee directors. In the 13 weeks ended July 27, 2008, Fleetwood granted 408,000 performance-based restricted stock units. Total stock-based compensation expense included in the statements of income for the quarters ended July 27, 2008 and July 29, 2007 was $576,000 and $452,000, respectively

As of July 27, 2008, there was a total of $2.0 million of unrecognized compensation cost related to nonvested stock options granted under Fleetwood’s stock-based incentive compensation plans that will be recognized over the remaining weighted average vesting period of 2.0 years. We also have $160,000 of unrecognized compensation cost related to nonvested restricted stock awards that will be recognized over the remaining weighted average vesting period of 2.7 years.

Contractual Obligations

Below is a table showing payment obligations for long-term debt, capital leases, operating leases, and purchase obligations for the next five years and beyond as of July 27, 2008 and the effects such obligations are expected to have on liquidity and cash flow in future periods (amounts in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

5% convertible senior subordinated debentures(1)(2)	$101,937	$101,937	$—	$—	$—
6% convertible subordinated debentures(1)(3)	337,664	9,075	18,150	18,150	292,289
Long-term debt (excluding capital lease obligations)(1)	16,456	4,388	11,472	339	257
Capital lease obligations(1)	285	212	69	4	—
Operating leases(4)	13,813	3,788	4,530	3,055	2,440
Other long-term liabilities:
Deferred compensation and non-qualified retirement plans(1)	29,801	4,326	4,789	3,247	17,439
Insurance reserves	47,584	12,807	34,777	—	—
Warranty	43,693	28,974	14,719	—	—
Total	$591,233	$165,507	$88,506	$24,795	$312,425

(1)

The 5% convertible senior subordinated debentures, 6% convertible subordinated debentures, long-term debt obligations, capital lease obligations, and deferred compensation and non-qualified retirement plans include both principal and interest commitments for the periods presented. The interest commitment on the deferred compensation is based on an estimated average of the prime rate of 8.5%. The interest commitment on our 5% convertible senior subordinated debentures and our 6% convertible subordinated debentures is based on their stated fixed rates.

(2)

Convertible senior subordinated debentures include the $100 million aggregate principal amount of the 5% convertible senior subordinated debentures due in 2023, which are more fully described in Note 12 to Fleetwood’s Annual Report on Form 10-K. Holders of these debentures have the ability, in whole or in part, to require us to repurchase these debentures as early as December 15, 2008, and the payment maturity above has been presented accordingly. We may, at our option, elect to pay the repurchase price in cash, common stock or a combination thereof.

(3)

Includes $8.9 million of obligation that represents the purchase by us of the common shares of the underlying trust. Our net obligation to third parties is reduced by a similar amount. Beginning with the May 15, 2008 distribution, Fleetwood elected to defer the distribution. Fleetwood has the option to defer payment of the distribution for up to 20 consecutive quarters, as long as Fleetwood is not in default in the payment of interest on the debentures and does not pay dividends on the common stock while the deferral is in effect. The convertible subordinated debentures are more fully described in Note 13 to Fleetwood’s Annual Report on Form 10-K.

(4)

Some of our facilities are leased under terms that range from monthly to 5 years. Also included in the above amounts are equipment leases. Management expects that in the normal course of business, leases will be renewed or replaced by other leases to support continuing operations.

In addition to the amounts shown in the table above, Fleetwood had a $4.6 million reserve as of January 27, 2008 for uncertain income tax positions recorded as a liability in accordance with FIN 48, and we are uncertain as to if or when such amounts may be settled.

Off-Balance Sheet Arrangements

We describe our aggregate contingent repurchase obligation in Note 10 to our financial statements in this report and under “Critical Accounting Policies” in this Item above.

We describe our guarantees in Note 10 to our financial statements in this report.

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

For variable rate debt, changes in interest rates generally do not influence fair market value, but do affect future earnings and cash flows. Based upon the amount of variable rate debt outstanding at the end of the quarter, and holding the variable rate debt balance constant, an immediate change of one percentage point in the applicable interest rate would have caused an increase or decrease in interest expense of approximately $146,977 on an annual basis. For fixed-rate debt, changes in interest rates generally affect the fair market value, but not earnings or cash flows. Changes in fair market values as a result of interest rate changes are not currently expected to be material.

We do not believe that future market equity or interest rate risks related to our marketable investments or debt obligations will have a material impact on our results.

Item 4. Controls and Procedures.

Based on our management’s evaluation, with the participation of our chief executive officer and chief financial officer, as of July 27, 2008, the end of the period covered by this report, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting identified in the evaluation that occurred during our fiscal quarter ended July 27, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Fleetwood is regularly involved in legal proceedings in the ordinary course of business. For certain cases Fleetwood is self-insured; for others, including products liability, insurance covers a portion of Fleetwood’s liability under some of this litigation. In the majority of cases, including products liability cases, Fleetwood prepares estimates based on historical experience, the professional judgment of legal counsel, and other assumptions it believes to be reasonable. As additional information becomes available, Fleetwood reassesses the potential liability related to pending litigation and revises the related estimates. Such revisions or any actual liability that greatly exceeds Fleetwood’s estimates could materially impact Fleetwood’s results of operations and financial position.

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

As of May 29, 2008, Fleetwood has settled all ongoing litigation with The Coleman Company, Inc., and all pending proceedings have been dismissed. Fleetwood paid Coleman $10 million in cash and agreed to release Coleman from the restriction on licensing its name to an RV company. In 2005, Fleetwood posted an appeal bond, supported by a letter of credit, in the amount of $18 million, and had previously recorded cumulative accounting charges of $19.2 million. The reversal of $9.2 million of the prior charges, as a result of the settlement, was reflected through discontinued operations in the fourth quarter of fiscal 2008.

The previously reported case, Brodhead et al v. Fleetwood Enterprises, Inc., has been settled in exchange for a payment of $100,000, which Fleetwood paid on June 19, 2008, and also agreed to reimburse certain costs for named plaintiffs.

Item 5. Other Information.

On August 18, 2008, Moody’s announced that it had lowered Fleetwood’s corporate credit rating from Caa1 to Caa3, with a negative outlook. At the same time, Moody’s lowered its rating on Fleetwood’s convertible trust preferred securities from Caa3 to Ca.

Item 6. Exhibits.

No.	Description
2.1

Amended and Restated Stock Purchase Agreement dated as of May 12, 2008 (Schedules and exhibits to the Amended and Restated Stock Purchase Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Fleetwood will furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request.) [Incorporated by reference to Exhibit 2.1 to Fleetwood’s Current Report on Form 8-K filed on May 16, 2008.]

2.2

Agreement of Sale and Purchase dated as of May 12, 2008 (Exhibits to the Agreement of Sale and Purchase have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Fleetwood will furnish supplementally a copy of any omitted exhibit to the Securities and Exchange Commission upon request.) [Incorporated by reference to Exhibit 2.2 to Fleetwood’s Current Report on Form 8-K filed on May 16, 2008.]

3.1	Amended and Restated Bylaws of Fleetwood Enterprises, Inc. [Incorporated by reference to Exhibit 3.1 to Fleetwood’s Current Report on Form 8-K filed on June 12, 2008.]

4.1

Amendment No. 3 to Rights Agreement, dated as of June 19, 2008, by and between the Registrant and Computershare Trust Company, N.A [Incorporated by reference to Exhibit 4.1 to Fleetwood’s Report on Form 8-K filed on June 20, 2008.]

10.1

Promissory note dated August 22, 2008 by Fleetwood Motor Homes of California, Inc., and Fleetwood Homes of California, Inc. in favor of Isis Lending, LLC in the amount of $27,250,000. (Exhibits to the promissory note have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Fleetwood will furnish supplementally a copy of any omitted exhibit to the Securities and Exchange Commission upon request.)

10.2

Guaranty by Fleetwood Enterprises, Inc. of promissory note dated August 22, 2008 by Fleetwood Motor Homes of California, Inc., and Fleetwood Homes of California, Inc. in favor of Isis Lending, LLC in the amount of $27,250,000.

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

September 3, 2008