Form 10-Q
period 2008-10-26
FLEETWOOD ENTERPRISES INC/DE/
filed 2008-12-04
CIK 314132

v134000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 26, 2008

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 28, 2008
Common stock, $.01 par value	76,319,526 shares

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q of Fleetwood Enterprises, Inc. (Fleetwood) contains statements that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (Exchange Act). These statements are based on the beliefs of Fleetwood’s management as well as assumptions made by it, and information currently available to it. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” or the negative of these terms or other comparable terminology. Forward-looking statements regarding future events and the future performance of Fleetwood involve risks and uncertainties that could cause actual results to differ materially. These risks and uncertainties include, without limitation, the following items:

•
the significant demands on our liquidity while current economic and credit conditions are severely affecting our operations, including the risk that we will not be able to satisfy the potential repurchase of the convertible senior subordinated debentures in December 2008;

•	the lack of assurance that we will regain sustainable profitability in the foreseeable future;

•	our potential inability to decrease our operating losses and negative cash flow despite our recent restructuring;

•	the effect of ongoing weakness in both the manufactured housing and recreational vehicle markets, especially the recreational vehicle market which has deteriorated sharply in recent months;

•
the effect of a decline in home equity values, volatile fuel prices and interest rates, global tensions, employment trends, stock market performance, the credit crisis and availability of financing generally, and other factors that can and have had a negative impact on consumer confidence, and which has reduced demand for our products, particularly recreational vehicles;

•	the availability and cost of wholesale and retail financing for both manufactured housing and recreational vehicles;

•	repurchase agreements with floorplan lenders, which has resulted in increased costs due to deteriorated market conditions;

•	our ability to comply with the financial tests and covenants in our existing and future debt obligations;

•	our ability to obtain, on reasonable terms if at all, the financing we will need in the future to execute our business strategies;

•	the volatility of our stock price and the risk of delisting from the NYSE due to the current abnormally low trading price;

•	the dilution associated with any future equity or equity-linked financings that we may undertake to raise additional capital and the risk that the equity pricing may not be favorable to us;

•	the cyclical and seasonal nature of both the manufactured housing and recreational vehicle industries;

•	dealers’ desire to reduce inventory levels in the manufactured housing and recreational vehicle industries;

•	the effect on our sales, margins and market share from aggressive discounting by our competitors; and

•	the highly competitive nature of our industries, where several of our competitors have stronger balance sheets than we do, and changes in our competitive landscape.

Although our management believes that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. Fleetwood undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may arise from changing circumstances or unanticipated events. Additionally, other risks and uncertainties are described in Item 1A and Exhibit 99.1 of this Form 10-Q.

Item 1. Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Fleetwood Enterprises, Inc.

We have reviewed the condensed consolidated balance sheet of Fleetwood Enterprises, Inc. as of October 26, 2008, the related condensed consolidated statements of operations for the thirteen-week periods ended October 26, 2008 and October 28, 2007, the related condensed consolidated statements of operations and condensed consolidated statements of cash flows for the twenty-six-week periods ended October 26, 2008 and October 28, 2007, and condensed consolidated statement of changes in the shareholders’ equity for the twenty-six-week period ended October 26, 2008. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Fleetwood Enterprises, Inc. as of April 27, 2008, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended (not presented herein) and in our report dated July 8, 2008, except for: (i) Notes 20 and 21, as to which the date is October 29, 2008; and (ii) the first four paragraphs of Note 1, as to which the date is November 25, 2008, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of April 27, 2008, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP
Orange County, California
November 25, 2008

FLEETWOOD ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands except per share data)
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	October 26, 2008	October 28, 2007	October 26, 2008	October 28, 2007
Net sales:
RV Group	$116,609	$318,729	$283,869	$662,817
Housing Group	99,796	149,774	222,448	294,008
	216,405	468,503	506,317	956,825

Cost of products sold	199,501	387,997	452,666	803,930
Gross profit	16,904	80,506	53,651	152,895

Operating expenses	61,835	73,267	121,897	144,549
Other operating (income) expense, net	6,908	3,110	6,826	(1,476)
	68,743	76,377	128,723	143,073

Operating income (loss)	(51,839)	4,129	(75,072)	9,822

Other income (expense):
Investment income	828	1,222	1,689	2,539
Interest expense	(5,581)	(6,669)	(10,573)	(12,185)
	(4,753)	(5,447)	(8,884)	(9,646)

Income (loss) from continuing operations before income taxes	(56,592)	(1,318)	(83,956)	176
Provision for income taxes	(196)	(96)	(602)	(3,901)
Loss from continuing operations	(56,788)	(1,414)	(84,558)	(3,725)

Income (loss) from discontinued operations, net	63	201	(1,245)	166

Net loss	$(56,725)	$(1,213)	$(85,803)	$(3,559)

Basic and diluted loss per common share:
Loss from continuing operations	$(.74)	$(.02)	$(1.17)	$(.06)
Loss from discontinued operations	—	—	(.02)	—
Net loss per common share	$(.74)	$(.02)	$(1.19)	$(.06)

Weighted average common shares	76,286	64,243	72,381	64,201

See accompanying notes to condensed consolidated financial statements.

FLEETWOOD ENTERPRISES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except share data)

	October 26, 2008	April 27, 2008
	(Unaudited)
ASSETS
Cash and cash equivalents	$45,613	$58,262
Restricted cash (Note 2)	—	16,790
Marketable investments	25,022	25,087
Receivables	91,226	102,421
Inventories	130,413	139,813
Deferred taxes	10,650	10,374
Assets of discontinued operations	—	22,021
Other current assets	19,146	7,815

Total current assets	322,070	382,583

Property, plant and equipment, net	139,765	146,573
Deferred taxes	46,072	46,348
Cash value of company-owned life insurance	10,952	13,125
Other assets	39,417	36,942

Total assets	$558,276	$625,571

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$22,458	$27,701
Employee compensation and benefits	30,959	32,253
Product warranty reserves	27,625	32,898
Insurance reserves	12,289	12,508
Accrued interest	10,217	5,232
Liabilities of discontinued operations	—	21,037
Short-term borrowings	955	9,568
5% convertible senior subordinated debentures	100,000	100,000
Other current liabilities	43,813	33,690

Total current liabilities	248,316	274,887

Deferred compensation and retirement benefits	26,650	28,139
Product warranty reserves	12,443	15,283
Insurance reserves	33,368	34,838
6% convertible subordinated debentures	160,142	160,142
Other long-term borrowings	27,857	16,145
Other non-current liabilities	9,213	9,869

Total liabilities	517,989	539,303

Commitments and contingencies
Shareholders’ equity:
Preferred stock, $1 par value, authorized 10,000,000 shares, none outstanding	—	—
Common stock, $.01 par value, authorized 300,000,000 shares, outstanding 76,320,000 at October 26, 2008, and 64,257,000 at April 27, 2008	763	643
Additional paid-in capital	602,681	562,656
Accumulated deficit	(562,010)	(476,207)
Accumulated other comprehensive loss	(1,147)	(824)
	40,287	86,268
Total liabilities and shareholders’ equity	$558,276	$625,571

See accompanying notes to condensed consolidated financial statements.

FLEETWOOD ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	26 Weeks Ended
	October 26, 2008	October 28, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from continuing operations	$(84,558)	$(3,725)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation expense	7,624	9,518
Amortization of financing costs	1,128	746
Stock-based compensation expense	1,674	1,883
Loss (gain) on sale of property, plant and equipment	41	(6,436)
Asset impairment	1,400	3,875
Deferred taxes	—	2,813
Changes in assets and liabilities:
Receivables	10,520	2,695
Inventories	9,400	(9,045)
Cash value of company-owned life insurance	2,173	179
Other assets	(14,210)	2,374
Accounts payable	(5,243)	(12,250)
Accrued interest	4,985	464
Employee compensation and benefits	(2,783)	(7,230)
Product warranty reserve	(8,113)	(4,662)
Other liabilities	8,280	(129)
Net cash used in operating activities	(67,682)	(18,930)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available-for-sale	(4,244)	(6,860)
Proceeds from sale of investment securities available-for-sale	3,971	6,242
Purchases of property, plant and equipment	(3,191)	(3,755)
Proceeds from sales of property, plant and equipment	1,107	12,576
Change in restricted cash	16,790	—
Net cash provided by investing activities	14,433	8,203

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net	38,471	—
Changes in short-term borrowings	(3,682)	2,664
Borrowings of long-term debt	26,599	3,928
Payments made on long-term debt	(20,527)	(2,547)
Proceeds from exercise of stock options	—	836
Net cash provided by financing activities	40,861	4,881

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash provided by (used in) operating activities	(10,901)	628
Net cash provided by (used in) investing activities	10,640	(11)
Net cash provided by (used in) discontinued operations	(261)	617

Foreign currency translation adjustment	—	578
Net change in cash and cash equivalents	(12,649)	(4,651)
Cash and cash equivalents at beginning of period	58,262	52,127
Cash and cash equivalents at end of period	$45,613	$47,476

See accompanying notes to condensed consolidated financial statements.

FLEETWOOD ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES
IN SHAREHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

	Common Stock		Additional		Accumulated Other	Total
	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Loss	Shareholders’ Equity

Balance April 27, 2008	64,257	$643	$562,656	$(476,207)	$(824)	$86,268

Comprehensive loss:

Net loss	—	—	—	(85,803)	—	(85,803)

Other comprehensive loss:

Investment securities, net of taxes	—	—	—	—	(323)	(323)

Comprehensive loss						(86,126)

Common stock issued	12,063	120	38,351	—	—	38,471

Share-based compensation expense	—	—	1,674	—	—	1,674

Balance October 26, 2008	76,320	$763	$602,681	$(562,010)	$(1,147)	$40,287

See accompanying notes to condensed consolidated financial statements.

FLEETWOOD ENTERPRISES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 26, 2008
(Unaudited)

1)	Basis of Presentation

Fleetwood Enterprises, Inc. (“Fleetwood” or the “Company”) is a manufacturer of recreational vehicles and factory-built housing. In addition, Fleetwood operates two supply companies that provide materials for the recreational vehicle and housing operations, while also generating outside sales.

Fleetwood’s business began in 1950 through the formation of a California corporation, which reincorporated in Delaware in September 1977. Fleetwood conducts manufacturing activities in 11 states within the United States.

The consolidated financial statements have been prepared by Fleetwood according to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements consolidate the accounts of Fleetwood and its wholly owned subsidiaries and have been prepared on a going concern basis. All significant intercompany balances and transactions have been eliminated. Certain amounts previously reported have been reclassified to conform to Fleetwood’s fiscal 2009 presentation.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure and reported amounts of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made in preparing these financial statements include accrued warranty costs, depreciable lives, insurance reserves, accrued postretirement healthcare benefits, legal reserves, repurchase reserves, the deferred tax asset valuation allowance and the assumptions used to determine the expense recorded for share-based payments.

As a result of recent industry and macroeconomic conditions, including a significant tightening of retail and wholesale credit, high fuel prices, weak consumer confidence and contracting dealer inventory levels, Fleetwood has experienced a significant reduction in revenues, and this decline has adversely affected current results of operations and liquidity. Based on Fleetwood’s most recent operating plan for the fiscal year ending April 26, 2009, management believes that existing working capital and continued availability under the secured credit facility will provide Fleetwood with the ability to fund its operations throughout the period covered by the plan. This ability is based, in part, upon the successful execution of Fleetwood’s current operating plan and management’s belief that (i) it will be able to satisfactorily complete the exchange offer described in Note 11 and repurchase any untendered 5% convertible senior subordinated debentures with common stock, (ii) Fleetwood will be able to maintain ongoing compliance with all provisions of the secured credit facility, as described in Note 7, such that the secured credit facility will continue to be accessible (iii) Fleetwood’s dealer network continues to have adequate availability of wholesale floorplan financing and these dealers continue to service the related floorplan debt; and (iv) Fleetwood will not be subject to significant liquidity demands or losses due to repurchases of inventory under the floorplan repurchase commitments described in Note 10.

In the opinion of Fleetwood’s management, the accompanying consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position at October 26, 2008, and the results of operations for the 13- and 26-week periods ended October 26, 2008 and October 28, 2007. The condensed consolidated financial statements do not include certain footnotes and financial information normally presented annually under U.S. generally accepted accounting principles and, therefore, should be read in conjunction with Fleetwood’s Annual Report on Form 10-K for the year ended April 27, 2008. Fleetwood’s businesses are seasonal and its results of operations for the 13- and 26-week periods ended October 26, 2008 and October 28, 2007, respectively, are not necessarily indicative of results for the full year.

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

Level 1	Valuation is based upon unadjusted quoted prices for identical instruments traded in active markets. Fleetwood carries more than half of its marketable investments at Level 1 fair value.

Level 2
Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market. Fleetwood does carry a large portion of its marketable investments at Level 2 fair value.

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

The following table presents, for each of the fair value hierarchy levels required under SFAS No. 157, Fleetwood’s assets that are measured at fair value on a recurring basis at October 26, 2008:

	Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Amounts in millions)

Marketable investments	$25.0	$13.0	$12.0	$—

Realized gains on the sales of marketable investments are included in Investment income. For the three months ended October 26, 2008 and October 28, 2007, there were no realized gains or losses. For the six months ended October 26, 2008 and October 28, 2007, there were no realized gains or losses. Unrealized gains and losses on marketable investments are included in accumulated other comprehensive loss. For the three months ended October 26, 2008, there was a net unrealized loss of $169,000 and for the three months ended October 28, 2007, there was a net unrealized gain of $19,000. For the six months ended October 26, 2008 and October 28, 2007, there was a net unrealized loss of $323,000 and $46,000, respectively.

Earnings Per Share:

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Stock options, restricted stock units, and convertible securities were determined to be anti-dilutive for the quarter ended October 26, 2008. The table below shows the components for the calculation of basic and diluted loss per share for the fiscal quarters ended October 26, 2008 and October 28, 2007 (amounts in thousands):

	13 Weeks Ended		26 Weeks Ended
	Oct. 26, 2008	Oct. 28, 2007	Oct. 26, 2008	Oct. 28, 2007

Basic and diluted -

Loss from continuing operations	$(56,788)	$(1,414)	$(84,558)	$(3,725)
Income (loss) from discontinued operations	63	201	(1,245)	166

Net loss	$(56,725)	$(1,213)	$(85,803)	$(3,559)
Weighted average shares outstanding used for basic and diluted loss per share	76,286	64,243	72,381	64,201

Anti-dilutive securities outstanding for the three- and six-month periods ended October 26, 2008 and October 28, 2007 are as follows (amounts in thousands):

	13 Weeks Ended		26 Weeks Ended
	Oct. 26, 2008	Oct. 28, 2007	Oct. 26, 2008	Oct. 28, 2007

Options	6,021	4,418	6,021	4,418

Restricted stock and restricted stock units	239	244	239	244

6% convertible subordinated debentures	3,104	3,104	3,104	3,104

5% convertible senior subordinated debentures	8,503	8,503	8,503	8,503

Equity offering:

On June 25, 2008, Fleetwood closed an underwritten public offering of 12,000,000 shares of common stock at a price of $3.40 per share. Fleetwood also granted the underwriter a 30-day option to purchase up to 1,800,000 additional shares of common stock to cover overallotments, which was not exercised.

Equity:

At the Annual Shareholders’ Meeting on September 18, 2008, the par value of the Company’s common stock was reduced from $1 per share to $.01 per share and the authorized shares of common stock were increased from 150 million to 300 million.

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

The net periodic postretirement benefit cost was not significant for either of the quarters ended October 26, 2008 or October 28, 2007. The total amount of employer’s contributions expected to be paid during the current fiscal year is $501,000.

Inventory Valuation:

Inventories are valued at the lower of cost (first-in, first-out) or market. Work in process and finished goods costs include materials, labor, and manufacturing overhead. Inventories consist of the following (amounts in thousands):

	Oct. 26, 2008	April 27, 2008
Manufacturing inventory -
Raw materials	$71,037	$88,798
Work in process	32,876	34,810
Finished goods	26,500	16,205

	$130,413	$139,813

Property, Plant and Equipment, Net:

Property, plant and equipment is stated at cost, net of accumulated depreciation, and consists of the following (amounts in thousands):

	Oct. 26, 2008	April 27, 2008

Land	$13,310	$13,479
Buildings and improvements	232,704	234,472
Machinery and equipment	140,671	141,683
	386,685	389,634
Less accumulated depreciation	(246,920)	(243,061)

	$139,765	$146,573

Included in the above table as of October 26, 2008, were five idle plants that met the held-for-sale criteria under the applicable accounting guidance. As such, those facilities were recorded at the lower of their carrying value or their estimated fair value, less expected costs to sell. In aggregate, the five facilities’ carrying costs included in the amounts above were $1.8 million of land and land improvements and $12.4 million of buildings and building improvements. Of the five facilities that were classified as held for sale, four were manufactured housing plants and one was an RV supply plant. All of these facilities are expected to be sold to third parties within the next year.

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

Changes in Fleetwood’s product warranty liability are as follows (amounts in thousands):

	26 Weeks Ended
	Oct. 26, 2008	Oct. 28, 2007
Balance, beginning of period	$48,181	$63,481
Warranties issued and changes in the estimated liability during the period	20,256	25,322
Settlements made during the period	(28,369)	(29,984)

Balance, end of period	$40,068	$58,819

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

The difference between net loss and total comprehensive loss is shown below (amounts in thousands):

	13 Weeks Ended		26 Weeks Ended
	Oct. 26, 2008	Oct. 28, 2007	Oct. 26, 2008	Oct. 28, 2007

Net loss	$(56,725)	$(1,213)	$(85,803)	$(3,559)
Foreign currency translation gain	—	330	—	578
Unrealized gain (loss) on investments	(169)	19	(323)	(46)

Comprehensive loss	$(56,894)	$(864)	$(86,126)	$(3,027)

3)	Segment Information

Information with respect to operating segments is shown below (amounts in thousands):

	13 Weeks Ended		26 Weeks Ended
	Oct. 26, 2008	Oct. 28, 2007	Oct. 26, 2008	Oct. 28, 2007

REVENUES:

RV Group	$116,609	$318,729	$283,869	$662,817
Housing Group	99,796	149,774	222,448	294,008

	$216,405	$468,503	$506,317	$956,825
OPERATING INCOME (LOSS):

RV Group	$(41,969)	$592	$(65,778)	$2,475
Housing Group	(6,247)	5,132	(3,763)	10,607
Corporate and other	(3,623)	(1,595)	(5,531)	(3,260)

	$(51,839)	$4,129	$(75,072)	$9,822

4)	Other Operating (Income) Expense, net

Other operating (income) expense, net, for the quarter ended October 26, 2008 consisted of a $0.5 million loss from the sale of fixed assets, $1.4 million of impairment charges related to a recently closed Housing facility and $5.0 million in restructuring costs related primarily to the consolidation of four housing plants subsequent to quarter-end, one RV plant and the closure of one RV supply facility. The prior year amount consisted of $1.1 million in net gains primarily from the sale of an idle Housing facility, offset by $1.1 million in restructuring costs and $3.1 million of impairment charges related to idle Housing facilities.

For the six-month period ended October 26, 2008, other operating (income) expense, net, included approximately $1.4 million of impairment charges related to an idled Housing facility, $5.3 million in restructuring costs, and $0.1 million loss from the sale of fixed assets. Prior year other operating (income) expense, net, consisted of approximately $6.4 million of gains from the sale of idle facilities, offset by $1.1 million of restructuring costs and $3.9 million of impairment charges.

Subsequent to October 26, 2008, Fleetwood determined that it would close six Housing plants and two RV plants. Estimated restructuring costs, primarily severance, of $3 million are expected to be recognized in the third fiscal quarter.

5)	Income Taxes

The current-quarter tax provision consisted of state tax liabilities in several states, with no offsetting tax benefits in others.

The prior-year first-quarter tax provision was principally due to a $2.8 million non-cash adjustment to the carrying amount of the deferred tax asset as a result of the decision to market for sale a property used by one of Fleetwood’s supply businesses. This reduced unrealized gains that would otherwise be available to support the carrying value of the deferred tax asset. The remainder of the tax provision related to state tax liabilities.

At October 26, 2008 and April 27, 2008, Fleetwood has identified unrealized sources of income, sufficient to support a deferred tax asset of $56.7 million.

Fleetwood had a $4.7 million reserve for uncertain income tax positions as of October 26, 2008. Changes to the reserve during the six months ended October 26, 2008 were not material. The net amount of $4.7 million, if recognized, would favorably affect Fleetwood’s effective tax rate. Included in the reserve was $1.2 million of interest and penalties related to uncertain tax positions. Fleetwood’s policy is to recognize interest and penalties accrued on uncertain tax positions as part of income tax expense.

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

Unrecognized tax positions are reviewed quarterly and adjusted as events occur that affect potential liabilities for additional taxes, such as lapsing of applicable statutes of limitations, proposed assessments by taxing authorities, negotiations between such authorities, and identification of new issues and issuance of new legislation, regulations or case law. Management believes that adequate taxes and related interest have been provided for any adjustments that may result from these uncertain tax positions.

The total liability for unrecognized tax benefits may change within the next 12 months due to either settlement of audits or expiration of statutes of limitations. Fleetwood estimates that it is reasonably possible that the liability for unrecognized tax benefits will decrease by approximately $1.4 million in the next 12 months as a result of normal statute expirations and anticipated settlements with taxing authorities. At October 26, 2008, Fleetwood has concluded all material U.S. federal income tax matters for all fiscal years through 2005. All material state and foreign income tax matters have been concluded through fiscal year 2004.

6)	Discontinued Operations

On April 15, 2008, the folding trailer business was designated as held-for-sale and was subsequently sold on May 12, 2008. Fleetwood exited this business to stem losses and return to a traditional focus on core recreational vehicle operations.

Assets and liabilities expected to be sold or extinguished as of the balance sheet date have been reclassified to current assets and liabilities from discontinued operations, respectively, and consist of the following:

	October 26, 2008	April 27, 2008
	(Amounts in thousands)
Current assets from discontinued operations:
Receivables	$—	$6,175
Inventories	—	8,904
Property, plant and equipment, net	—	5,857
Goodwill	—	—
Other assets	—	1,085
	—	22,021
Current liabilities from discontinued operations:
Accounts payable	—	2,931
Employee compensation	—	2,387
Product warranty	—	3,430
Other current liabilities	—	12,289
	$—	$21,037

Operating results of these businesses are classified as discontinued operations for all periods presented. Discontinued operations, net, consist of the following (amounts in thousands):

	13 Weeks Ended		26 Weeks Ended
	Oct. 26, 2008	Oct. 28, 2007	Oct. 26, 2008	Oct. 28, 2007

Sales	$—	$21,637	$1,826	$43,558
Income (loss) from discontinued operations:
Retail	(404)	(69)	(906)	(425)
Financial services	—	1	(1)	(9)
Folding trailers	467	269	(338)	600
Income (loss) from discontinued operations, net	$63	$201	$(1,245)	$166

Losses and other costs from discontinued operations in fiscal 2009 are not expected to be material.

7)	Borrowings

In January 2007, the agreement governing Fleetwood’s credit facility with a syndicate of lenders led by Bank of America, N.A., as administrative agent, was renewed and extended until July 31, 2010. Fleetwood originally entered into the credit agreement in July 2001, and it has been amended on several occasions since. The new amended and restated agreement incorporated prior amendments and made additional changes, but continues to provide for a revolving credit facility, partially supported by a real estate subfacility.

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

During October 2008, in anticipation of the Company’s exchange offer discussed in Note 11, the credit facility was amended to eliminate the unamortized term loan commitments, and the then outstanding borrowings of $12.8 million were paid in full. Interest rates for several borrowing categories were also increased and loan commitments for the revolving credit facility were reduced from $160 million to $135 million. Fleetwood’s borrowing capacity, however, is governed by the amount of a borrowing base, consisting primarily of inventories and accounts receivable and a real estate subfacility. Inventories and accounts receivable can fluctuate significantly and the borrowing base is revised weekly for changes in receivables and monthly for changes in inventory balances. On the first day of each fiscal quarter, the ability to borrow under the real estate subfacility is reduced by $375,000. As of October 26, 2008, the net borrowing capacity under the subfacility was $12.4 million.

The balance on the revolver as of October 26, 2008 was $479,000 and the borrowing base totaled $94.4 million. After consideration of outstanding borrowings and standby letters of credit of $63.7 million, unused borrowing capacity (availability) was approximately $30.2 million. The revolving credit line bears interest, at Fleetwood’s option, at variable rates based on either Bank of America’s prime rate or one-, two- or three-month LIBOR.

Under the amended agreement, Fleetwood continues to be subject to a springing financial performance covenant that was also revised. The covenant only applies if either (a) average daily liquidity, defined as bank cash, cash equivalents, and unused borrowing capacity, falls below a prescribed minimum level of $45 million in any calendar month, or (b) liquidity falls below $25 million on any single day. Fleetwood is also subject to a new separate covenant under which liquidity cannot fall below $25 million on any three consecutive business days. During the quarter ended October 26, 2008, average daily liquidity for each calendar month reported by Fleetwood ranged from $111 million to $129 million. The amendment also reduced the total amount of real estate collateral held by the lenders from an approximate appraised value of $79 million to $58 million.

As of October 26, 2008, the entire $479,400 revolver balance was included in short-term borrowings, as compared to April 27, 2008 when a combined aggregate short-term balance outstanding under the revolver and the term loan stood at $7.3 million. An additional $14.9 million of the term loan was included in long-term borrowings as of April 27, 2008.

Borrowings are secured by receivables, inventory, and certain other assets, primarily real estate, and are used for working capital and general corporate purposes. The $58 million of real estate pledged as security includes excess (boot) collateral of $38 million. Under the senior credit agreement, Fleetwood Enterprises, Inc. is a guarantor of the borrowings and letters of credit of its wholly owned subsidiary, Fleetwood Holdings, Inc.

In November 2008, the facility was amended to change the definition of the Company’s Minimum Liquidity covenant to require that liquidity should not be less than $25 million for a three-day consecutive period, amend the definition of the Company’s Borrowing Base to include cash collateral and permit borrowing and liens against certain Life Insurance Policies, subject to some restrictions. The amendment also provides that when an amount is borrowed against the policies, the real estate subfacility will be reduced by $2 million.

On August 22, 2008, Fleetwood generated $26.5 million of cash from new mortgage financing collateralized by two operating properties. The borrowings bear interest at 9.95% and have a three-year term and can be extended for up to an additional two years. Additionally, remaining unencumbered real estate properties total $50 million to $60 million in estimated market value, of which $15 million is currently being marketed for sale and another $20 million will be provided in the form of first lien collateral to the new senior secured notes offered in the exchange offer described in Notes 11 and 12 of the financial statements included in this Form 10Q.

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

Holders of the debentures have the ability to require Fleetwood to repurchase the debentures, in whole or in part, on December 15, 2008, December 15, 2013 and December 15, 2018. Beginning in the third quarter of fiscal 2008, the debentures were reclassified on the balance sheet from long-term to current liabilities. The repurchase price is 100% of the principal amount of the debentures plus accrued and unpaid interest. Fleetwood was permitted, at its option, to elect to pay the repurchase price in cash, its common stock, or with a combination of cash and its common stock. Fleetwood elected to repay the purchase price in common stock and the number of shares of its common stock that it will deliver will be equal to the dollar amount being repurchased divided by 95% of the arithmetic average of the volume weighted average price of its common stock for each of the 20 trading days immediately preceding the repurchase date. If the debentures are still outstanding, Fleetwood has the option to redeem them anytime after December 15, 2008, in whole or in part, for cash, at a price equal to 100% of the principal amount plus accrued and unpaid interest. The debentures and the common stock potentially issuable upon conversion of the debentures are registered for resale under the Securities Act of 1933.

In view of the recent deterioration in market conditions and the likelihood of losses and negative operating cash flows for the balance of the fiscal year, Fleetwood has launched a preemptive exchange offer in advance of the December 2008 due date, as discussed in Note 11. Fleetwood’s intention is to conserve cash used in the redemption in order to maintain as much operating flexibility as possible in the current environment.

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

The securities are convertible, at the option of the holder, at any time at the rate of 1.02627 shares of Fleetwood common stock (i.e., a conversion price of $48.72 per common share), subject to adjustment in certain circumstances. The debentures have been redeemable in whole or in part, at the option of Fleetwood, at a price equal to the principal amount plus accrued and unpaid interest since February 15, 2006, excluding periods of deferral as described above. The securities are subject to mandatory redemption to the extent of any early redemption of the debentures and upon maturity of the debentures on February 15, 2028.

10)	Commitments and Contingencies

Repurchase Commitments:

Producers of recreational vehicles and manufactured housing customarily enter into repurchase agreements with lending institutions that provide wholesale floorplan financing to independent dealers. Fleetwood’s agreements generally provide that, in the event of a default by a dealer in its obligation to these credit sources, Fleetwood will repurchase vehicles or homes sold to the dealer that have not been resold to retail customers. With most repurchase agreements, Fleetwood’s obligation ceases when the amount for which Fleetwood is contingently liable to the lending institution has been outstanding for more than 12, 18, or 24 months, depending on the terms of the agreement. The contingent liability under these agreements approximates the outstanding principal balance owed by the dealer for units subject to the repurchase agreement, less any scheduled principal payments waived by the lender. Although the maximum potential contingent repurchase liability approximated $104 million for inventory at manufactured housing dealers and $316 million for inventory at RV dealers as of October 26, 2008, the risk of loss is reduced by the potential resale value of any products that are subject to repurchase, and is spread over numerous dealers and financial institutions. The gross repurchase obligation will vary depending on the season and the level of dealer inventories. Typically, the fiscal third quarter repurchase obligation is greater than other periods due to higher RV dealer inventories. The RV repurchase obligation is significantly more than the manufactured housing obligation due to a higher average cost per motor home and more units in dealer inventories. Past losses under these agreements have not been significant but generally increase during cyclical industry downturns. Given the tightening of credit standards by lenders, Fleetwood currently expects that repurchase activity will be higher than has historically been the case and it may be necessary to offer greater discounts in order to relocate such product to alternative dealers during current market conditions. To mitigate the potential repurchases, we monitor the viability of our dealers through a combination of credit monitoring and dealer due diligence. In addition, our sales teams are dedicated to increasing dealer points of distribution in new markets and replacing weaker dealers in existing markets. Further, to the extent dealers reduce their inventories, which they have been doing in recent months in both industries, our overall exposure to repurchase agreements is likewise reduced. As a result of various factors, actual results could differ from the estimates used by management. Lender repurchase demands have been funded out of working capital. Through the first six months of fiscal year 2009, Fleetwood repurchased product totaling $1.9 million and recorded a loss of $500,000 compared to no repurchases for the same period in the prior year.

Guarantees:

As part of the sale of Fleetwood’s manufactured housing retail business, there are currently approximately 49 leased manufactured housing retail locations assigned to the buyers. Although Fleetwood received indemnification from the assignees, if the assignees fail to make payments under the assigned leases, Fleetwood estimates its maximum potential obligation with respect to the assigned leases to be $5.8 million as of October 26, 2008. Fleetwood will remain contingently liable for such lease obligations for the remaining lease terms, which range from one month to six years.

Other:

As of October 26, 2008, Fleetwood was a party to seven limited guarantees, aggregating $3.0 million of obligations of certain retailers to floorplan lenders and an additional two unsecured guarantees of other obligations aggregating $3.8 million.

Fleetwood is also a party to certain guarantees that relate to its credit arrangements. These are more fully discussed in Note 11 of Fleetwood’s fiscal 2008 Annual Report on Form 10-K.

The fair value of the guarantees noted above was not material at October 26, 2008.

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

Fleetwood has been named in several complaints, some of which are putative class actions, filed against manufacturers of travel trailers and manufactured homes supplied to the Federal Emergency Management Agency (FEMA) to be used for emergency living accommodations in the wake of Hurricane Katrina. The complaints, from numerous individual plaintiffs, were consolidated on November 5, 2007 in a case captioned In re FEMA Trailer Formaldehyde Products Liability Litigation, Case Number MDL 07-1873, in the United States District Court for the Eastern District of Louisiana. The complaints generally allege injury due to the presence of formaldehyde in the units for which the plaintiffs are seeking monetary damages. Fleetwood strongly disputes the allegations in these complaints, and intends to vigorously defend itself in all such matters.

A case has been filed in the United States District Court, Central District of California, Riverside, titled Jesse Browder et al v. Fleetwood Enterprises, Inc., in which plaintiffs allege a variety of claims relating to Fleetwood’s method of installing blown-in ceiling insulation in its manufactured homes. The District Court issued an order on September 4, 2008 granting plaintiffs’ motion for class certification. It is not possible at this time to properly assess the risk of an adverse verdict or the magnitude of any possible exposure with respect to this matter, but we intend to vigorously challenge the class certification and the merits of plaintiffs’ claims.

11)	Exchange Offer

In October 2008, Fleetwood filed a registration statement on Form S-4 with respect to an offer by Fleetwood to exchange its currently outstanding $100 million of 5% convertible senior subordinated debentures (5% debentures) for new senior secured notes due 2011 (secured notes) and a certain amount of stock. Depending on the amount of 5% debentures validly tendered and accepted in accordance with the terms of the offer. Fleetwood will issue up to $103 million aggregate principal amount of the secured notes and up to $10.5 million in shares of common stock. The specific number of shares to be issued will not exceed 14 million shares and will be based on the average of the daily volume weighted average market prices of Fleetwood’s common stock for the 20 trading days immediately preceding the second trading day before the expiration date of the exchange offer (which is expected to occur in December 2008, unless extended or earlier terminated by Fleetwood), or $0.75 per share, whichever is greater. The secured notes will be issued by Fleetwood and guaranteed by certain wholly owned subsidiaries of Fleetwood.

Fleetwood’s operating plan assumes that a substantial majority of the debenture holders will accept the exchange offer, and Fleetwood would have sufficient authorized shares to redeem any debenture holders who do not accept the exchange offer. Fleetwood’s stock price has declined significantly which could affect its ability to repurchase, with authorized shares of common stock, any 5% convertible senior subordinated debentures that remain untendered following the planned exchange. This factor is subject to significant uncertainty and is largely outside Fleetwood’s control. If Fleetwood were to have insufficient authorized shares to satisfy the repurchase of untendered debentures, the debentures and the secured credit facility would be in default and lenders could accelerate debt or take other actions that could significantly restrict its ability to operate and could cause Fleetwood to seek court protection.

12)	Guarantor Condensed Consolidating Financial Statements

As described in Note 11, Fleetwood has commenced an exchange offer to issue secured notes and up to $14 million shares of common stock, for any and all of its 5% debentures. The secured notes will be unconditionally guaranteed on a joint and several basis by Fleetwood’s subsidiaries that are borrowers or guarantors under its existing secured credit facility (“Guarantors”). Guarantors include substantially all existing, wholly owned subsidiaries of Fleetwood other than Fleetwood’s wholly owned insurance subsidiary, its subsidiary in Mexico, certain inactive subsidiaries and subsidiaries accounted for as discontinued operations. The Guarantors also are borrowers under or unconditionally guarantee Fleetwood’s secured credit facility as described in Note 7. There are no significant restrictions under the guarantee on the ability of guarantor subsidiaries to obtain funds from other subsidiary guarantors by dividend or loan. Distributions from Fleetwood Holdings, Inc. and the other guarantor subsidiaries to Fleetwood will be subject to certain restrictions under the agreements governing its secured credit facility.

The senior secured note guarantees will be subordinated in right of payment to the guarantor subsidiaries’ obligations under Fleetwood’s secured credit facility, but are secured by approximately $20 million of first lien collateral real estate. They will, however, rank senior in right of payment to all other existing and future subordinated indebtedness of these subsidiaries.

The following condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 “Financial statements of guarantors and issuers of guaranteed securities registered or being registered.” Fleetwood accounts for investment in Fleetwood Holdings, Inc. and its subsidiaries under the equity method of accounting.

Condensed Consolidating Statement of Operations
(Amounts in thousands)
(Unaudited)

	13 Weeks Ended October 26, 2008
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$—	$216,405	$1,558	$(1,558)	$216,405
Cost of products sold	—	199,501	—	—	199,501
Gross profit	—	16,904	1,558	(1,558)	16,904

Operating expenses	—	61,728	1,665	(1,558)	61,835
Other operating income, net	—	6,908	—	—	6,908
	—	68,636	1,665	(1,558)	68,743

Operating loss	—	(51,732)	(107)	—	(51,839)

Other income (expense):
Investment income	—	632	196	—	828
Interest expense	—	(5,581)	—	—	(5,581)
	—	(4,949)	196	—	(4,753)

Income (loss) from continuing operations	—	(56,681)	89	—	(56,592)
Provision for income taxes	—	(178)	(18)	—	(196)
Income (loss) from continuing operations before equity in income of consolidated subsidiaries	—	(56,859)	71	—	(56,788)

Equity loss from consolidated subsidiaries	(56,725)	—	—	56,725	—
Income (loss) after equity in losses of consolidated subsidiaries	(56,725)	(56,859)	71	56,725	(56,788)

Income from discontinued operations, net	—	—	63	—	63

Net income (loss)	$(56,725)	$(56,859)	$134	$56,725	$(56,725)

Condensed Consolidating Statement of Operations
(Amounts in thousands)
(Unaudited)

	26 Weeks Ended October 26, 2008
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$—	$506,317	$3,116	$(3,116)	$506,317
Cost of products sold	—	452,666	—	—	452,666
Gross profit	—	53,651	3,116	(3,116)	53,651

Operating expenses	—	121,383	3,630	(3,116)	121,897
Other operating income, net	—	6,826	—	—	6,826
	—	128,209	3,630	(3,116)	128,723

Operating loss	—	(74,558)	(514)	—	(75,072)

Other income (expense):
Investment income	—	1,295	394	—	1,689
Interest expense	—	(10,573)	—	—	(10,573)
	—	(9,278)	394	—	(8,884)

Loss from continuing operations	—	(83,836)	(120)	—	(83,956)
Provision for income taxes	—	(584)	(18)	—	(602)
Loss from continuing operations before equity in income of consolidated subsidiaries	—	(84,420)	(138)	—	(84,558)

Equity loss from consolidated subsidiaries	(85,803)	—	—	85,803	—
Loss after equity in losses of consolidated subsidiaries	(85,803)	(84,420)	(138)	85,803	(84,558)

Loss from discontinued operations, net	—	—	(1,245)	—	(1,245)

Net loss	$(85,803)	$(84,420)	$(1,383)	$85,803	$(85,803)

Condensed Consolidating Statement of Operations
(Amounts in thousands)
(Unaudited)

	13 Weeks Ended October 28, 2007
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$—	$468,503	$1,565	$(1,565)	$468,503
Cost of products sold	—	387,997	—	—	387,997
Gross profit	—	80,506	1,565	(1,565)	80,506

Operating expenses	—	72,615	2,217	(1,565)	73,267
Other operating income, net	—	3,110	—	—	3,110
	—	75,725	2,217	(1,565)	76,377

Operating income (loss)	—	4,781	(652)	—	4,129

Other income (expense):
Investment income	—	901	321	—	1,222
Interest expense	—	(6,669)	—	—	(6,669)
	—	(5,768)	321	—	(5,447)

Loss from continuing operations	—	(987)	(331)	—	(1,318)
Provision for income taxes	213	(309)	—	—	(96)
Income (loss) from continuing operations before equity in income of consolidated subsidiaries	213	(1,296)	(331)	—	(1,414)

Equity loss from consolidated subsidiaries	(1,426)	—	—	1,426	—
Loss after equity in losses of consolidated subsidiaries	(1,213)	(1,296)	(331)	1,426	(1,414)

Income from discontinued operations, net	—	—	201	—	201

Net loss	$(1,213)	$(1,296)	$(130)	$1,426	$(1,213)

Condensed Consolidating Statement of Operations
(Amounts in thousands)
(Unaudited)

	26 Weeks Ended October 28, 2007
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$—	$956,825	$3,131	$(3,131)	$956,825
Cost of products sold	—	803,930	—	—	803,930
Gross profit	—	152,895	3,131	(3,131)	152,895

Operating expenses	—	143,221	4,459	(3,131)	144,549
Other operating income, net	—	(1,476)	—	—	(1,476)
—		141,745	4,459	(3,131)	143,073

Operating income (loss)	—	11,150	(1,328)	—	9,822

Other income (expense):
Investment income	—	1,897	642	—	2,539
Interest expense	—	(12,185)	—	—	(12,185)
	—	(10,288)	642	—	(9,646)

Income (loss) from continuing operations	—	862	(686)	—	176
Provision for income taxes	118	(4,019)	—	—	(3,901)
Income (loss) from continuing operations before equity in income of consolidated subsidiaries	118	(3,157)	(686)	—	(3,725)

Equity loss from consolidated subsidiaries	(3,677)	—	—	3,677	—
Loss after equity in losses of consolidated subsidiaries	(3,559)	(3,157)	(686)	3,677	(3,725)

Income from discontinued operations, net	—	—	166	—	166

Net loss	$(3,559)	$(3,157)	$(520)	$3,677	$(3,559)

Condensed Consolidating Balance Sheet
(Amounts in thousands)
(Unaudited)

	October 26, 2008
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$52,617	$13,513	$—	$(20,517)	$45,613
Marketable investments	462	—	24,560	—	25,022
Receivables	1,025	90,197	4	—	91,226
Inventories	1,056	129,357	—	—	130,413
Deferred taxes	4,260	6,390	—	—	10,650
Other current assets	446	17,919	781	—	19,146

Total current assets	59,866	257,376	25,345	(20,517)	322,070

Property, plant and equipment, net	3,847	135,918	—	—	139,765
Deferred taxes	18,429	27,643		—	46,072
Other assets	39,314	6,663	4,392	—	50,369
Investment in consolidated subsidiaries	110,722	—	—	(110,722)	—

Total assets	$232,178	$427,600	$29,737	$(131,239)	$558,276

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Accounts payable and bank overdraft	$787	$21,669	$20,519	$(20,517)	$22,458
Employee compensation and benefits	5,097	25,862	—	—	30,959
Product warranty reserves	—	27,625	—	—	27,625
Insurance reserves	—	12,289	—	—	12,289
Short-term borrowings	—	955	—	—	955
5% convertible senior subordinated debentures	100,000	—	—	—	100,000
Other current liabilities	18,908	34,597	525	—	54,030

Total current liabilities	124,792	122,997	21,044	(20,517)	248,316

Deferred compensation and retirement benefits	26,650	—	—	—	26,650
Product warranty reserves	—	12,443	—	—	12,443
Insurance reserves	2,835	4,311	26,222	—	33,368
6% convertible subordinated debentures	160,142	—	—	—	160,142
Other long-term borrowings	—	27,857	—	—	27,857
Intercompany payable (receivable)	(127,969)	42,930	85,039	—	—
Other non-current liabilities	5,441	3,772	—	—	9,213

Total liabilities	191,891	214,310	132,305	(20,517)	517,989

Commitments and contingencies
Shareholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	763	1,708	572	(2,280)	763
Additional paid-in capital	602,681	124,777	333,717	(458,494)	602,681
Retained earnings (accumulated deficit)	(562,010)	86,805	(436,314)	349,509	(562,010)
Accumulated other comprehensive loss	(1,147)	—	(543)	543	(1,147)
	40,287	213,290	(102,568)	(110,722)	40,287
Total liabilities and shareholders’ equity	$232,178	$427,600	$29,737	$(131,239)	$558,276

Condensed Consolidating Balance Sheet
(Amounts in thousands)

	April 27, 2008
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$22,624	$33,696	$1,942	$—	$58,262
Restricted cash	16,790	—	—	—	16,790
Marketable investments	462	—	24,625	—	25,087
Receivables	1,717	100,702	2	—	102,421
Inventories	997	138,816	—	—	139,813
Deferred taxes	4,152	6,222	—	—	10,374
Assets of discontinued operations	—	—	22,021	—	22,021
Other current assets	608	6,420	787	—	7,815

Total current assets	47,350	285,856	49,377	—	382,583

Property, plant and equipment, net	5,342	141,231	—	—	146,573
Deferred taxes	18,536	27,812	—	—	46,348
Other assets	41,564	4,356	4,147	—	50,067
Investment in consolidated subsidiaries	196,848	—	—	(196,848)	—

Total assets	$309,640	$459,255	$53,524	$(196,848)	$625,571

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Accounts payable	$1,348	$26,350	$3	$—	$27,701
Employee compensation and benefits	5,977	26,276	—	—	32,253
Product warranty reserves	—	32,898	—	—	32,898
Insurance reserves	—	12,508	—	—	12,508
Liabilities of discontinued operations	—	—	21,037	—	21,037
Short-term borrowings	—	9,568	—	—	9,568
5% convertible senior subordinated debentures	100,000	—	—	—	100,000
Other current liabilities	12,764	25,603	555	—	38,922

Total current liabilities	120,089	133,203	21,595	—	274,887

Deferred compensation and retirement benefits	28,139	—	—	—	28,139
Product warranty reserves	—	15,283	—	—	15,283
Insurance reserves	2,899	6,386	25,553	—	34,838
6% convertible subordinated debentures	160,142	—	—	—	160,142
Other long-term borrowings	—	16,145	—	—	16,145
Intercompany payable (receivable)	(93,840)	(13,398)	107,238	—	—
Other non-current liabilities	5,943	3,926	—	—	9,869

Total liabilities	223,372	161,545	154,386	—	539,303

Commitments and contingencies
Shareholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	643	1,708	573	(2,281)	643
Additional paid-in capital	562,656	124,777	333,717	(458,494)	562,656
Retained earnings (accumulated deficit)	(476,207)	171,225	(434,931)	263,706	(476,207)
Accumulated other comprehensive loss	(824)	—	(221)	221	(824)
	86,268	297,710	(100,862)	(196,848)	86,268
Total liabilities and shareholders’ equity	$309,640	$459,255	$53,524	$(196,848)	$625,571

Condensed Consolidating Statement of Cash Flows
(Amounts in thousands)
(Unaudited)

	26 Weeks Ended October 26, 2008
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Loss after equity in losses of consolidated subsidiaries	$(85,803)	$(84,420)	$(138)	$85,803	$(84,558)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation expense	—	7,624	—	—	7,624
Amortization of financing costs	—	1,128	—	—	1,128
Stock-based compensation expense	—	1,674	—	—	1,674
Loss on sale of property, plant and equipment	—	41	—	—	41
Asset impairment	—	1,400	—	—	1,400
Equity in earnings of consolidated subsidiaries	85,803	—	—	(85,803)	—
Changes to assets and liabilities—					—
Receivables	692	9,830	(2)	—	10,520
Inventories	(59)	9,459	—	—	9,400
Other assets	2,412	(14,210)	(239)	—	(12,037)
Other liabilities	3,150	(6,662)	21,155	(20,517)	(2,874)
Net cash used in operating activities	6,195	(74,136)	20,776	(20,517)	(67,682)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and sales of investments, net	—	—	(273)	—	(273)
Purchases of property, plant and equipment	—	(3,191)	—	—	(3,191)
Proceeds from sales of property, plant and equipment	—	1,107	—	—	1,107
Change in restricted cash	16,790	—	—	—	16,790
Net cash provided by investing activities	16,790	(2,084)	(273)	—	14,433

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net	38,471	—	—	—	38,471
Changes in short-term borrowings	—	(3,682)	—	—	(3,682)
Borrowings of long-term debt	—	26,599	—	—	26,599
Payments made on long-term debt	—	(20,527)	—	—	(20,527)
Advances to affiliates	(31,463)	53,647	(22,184)	—	—
Net cash provided by financing activities	7,008	56,037	(22,184)	—	40,861

Net cash used in discontinued operations	—	—	(261)	—	(261)

Net change in cash and cash equivalents	29,993	(20,183)	(1,942)	(20,517)	(12,649)
Cash and cash equivalents at beginning of period	22,624	33,696	1,942	—	58,262
Cash and cash equivalents at end of period	$52,617	$13,513	$—	$(20,517)	$45,613

Condensed Consolidating Statement of Cash Flows
(Amounts in thousands)
(Unaudited)

	26 Weeks Ended October 28, 2007
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Loss after equity in losses of consolidated subsidiaries	$(3,559)	$(3,157)	$(686)	$3,677	$(3,725)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation expense	—	9,518	—	—	9,518
Amortization of financing costs	—	746	—	—	746
Stock-based compensation expense	—	1,883	—	—	1,883
Gain on sale of property, plant and equipment	—	(6,436)	—	—	(6,436)
Asset impairment	—	3,875	—	—	3,875
Equity in earnings of consolidated subsidiaries	3,677	—	—	(3,677)	—
Deferred taxes	—	2,813	—	—	2,813
Changes to assets and liabilities—
Receivables	325	2,370	—	—	2,695
Inventories	(123)	(8,922)	—	—	(9,045)
Other assets	1,964	(188)	777	—	2,553
Other liabilities	182	(22,860)	18,921	(20,050)	(23,807)
Net cash used in operating activities	2,466	(20,358)	19,012	(20,050)	(18,930)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and sales of investments, net	—	—	(618)	—	(618)
Purchases of property, plant and equipment	—	(3,755)	—	—	(3,755)
Proceeds from sales of property, plant and equipment	—	12,576	—	—	12,576
Net cash provided by investing activities	—	8,821	(618)	—	8,203

CASH FLOWS FROM FINANCING ACTIVITIES:
Changes in short-term borrowings	—	2,664	—	—	2,664
Borrowings of long-term debt	—	3,928	—	—	3,928
Payments made on long-term debt	—	(2,547)	—	—	(2,547)
Advances to affiliates	(3,112)	22,339	(19,227)	—	—
Proceeds from exercise of stock options	836	—	—	—	836
Net cash provided by financing activities	(2,276)	26,384	(19,227)	—	4,881

Net cash provided by discontinued operations	—	—	617	—	617

Foreign currency translation adjustment	—	578	—	—	578
Net change in cash and cash equivalents	190	15,425	(216)	(20,050)	(4,651)
Cash and cash equivalents at beginning of period	11,533	40,378	216	—	52,127
Cash and cash equivalents at end of period	$11,723	$55,803	$—	$(20,050)	$47,476

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are one of the nation’s leaders in the production of both recreational vehicles and factory-built housing. We also operate two supply companies that provide components for the recreational vehicle and housing operations, while also generating outside sales.

Our business began in 1950 as a California corporation producing travel trailers and quickly evolved to the production of what are now termed manufactured homes. We re-entered the recreational vehicle business with the acquisition of a travel trailer operation in 1964. The present company was reincorporated in Delaware in 1977. Our manufacturing activities are conducted in 11 states within the United States. We distribute our manufactured products primarily through a network of independent dealers throughout the U.S. and Canada.

Fleetwood formerly operated a folding trailer division, Fleetwood Folding Trailers, Inc. On April 15, 2008, the folding trailer business was designated as “held for sale” and accounted for as a discontinued operation beginning in the fourth quarter of fiscal 2008. The folding trailer business was subsequently sold on May 12, 2008.

As described immediately below and in “Business Outlook,” both the recreational vehicle and the manufactured housing industries have been severely affected by the fallout from the housing crisis, including limitations in availability of retail and wholesale financing, unfavorable financing terms, and declining consumer confidence. Further, as described below in “Liquidity,” we face the repurchase of $100 million 5% senior subordinated debentures in December 2008. However, as we indicate in the discussion below, we have been aggressively managing these market issues and have implemented plans, which are ongoing, for the debenture repurchase.

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

The motor home market has declined over the last three years, initially caused by the rising cost of oil, volatile fuel prices and declining consumer confidence and that trend accelerated during the course of the first quarter of fiscal 2009. In addition, as a result of soft retail demand, dealers have been reducing inventories leading to an industry-wide contraction of wholesale demand and, in turn, manufacturing capacity. In this regard, the division recently announced a consolidation of one of its manufacturing facilities. Our own overall market share has declined slightly due to a particularly steep decline in the sales of the higher-priced Class A products, where we have an industry-leading position. An increase in our market share in calendar 2008 for the smaller, more fuel-efficient Class C products partially offset this trend.

The travel trailer market has also experienced recent weakness and is particularly competitive, as dealers seek to reduce inventory levels and purge previous model-year units. In recent years, our travel trailer market share had been in a steady decline in the face of increased competition and product lines that were less competitive in terms of features and price. Many of these issues resulted from a shift toward a more centralized, functional organization structure that caused management to be less focused and less entrepreneurial. Over the last three years, we have undertaken a major restructuring of the division, which included a more decentralized organization, the closure of several manufacturing facilities in calendar 2007 and the recent announcement of two additional plant consolidations, and a renewed focus on product. The reduction in capacity has more closely matched our production capabilities with the demand for our products. We introduced completely redesigned core products with enhanced features and benefits at a more competitive price, added lower-priced sport utility trailers, and in 2008 introduced lighter-weight models with additional features. We intend to be more selective as to which market segments we pursue in order to optimize our competitiveness and profitability and believe that our current products, combined with others under development and more cost-effective operations, will allow us to achieve these objectives.

Favorable demographics suggest that sustainable growth in the number of RV buyers will likely be realized in the future as baby boomers reach the age brackets that historically have accounted for the bulk of retail RV sales. Additionally, in recent years, younger buyers have shown greater interest in the RV lifestyle. These projections received strong support from the University of Michigan 2005 national survey of recreational vehicle owners, and also more recent consumer surveys sponsored by the Recreation Vehicle Industry Association. In the near term, these trends are likely to be overshadowed by current economic trends and outlook.

Housing

The Housing Group consists of manufacturing operations, which design and produce factory-built manufactured homes in accordance with federal HUD-Code regulations and, to a lesser extent, factory-built modular homes in accordance with the same state or local building codes that are used in conventional site-built homes. In fiscal 2008, we shipped 12,337 manufactured homes, and were the second largest producer of HUD-Code homes in the United States in terms of retail units sold to end customers. In calendar year 2007, we had a 13.4% share of the manufactured housing wholesale market. In late fiscal 2007, we introduced our Trendsetter division, which builds modular housing from a manufacturing location in Texas, mainly supplying military housing on a contractual basis as a sub-contractor.

Improvements in engineering and design as well as efficiencies in production techniques continue to position manufactured and modular homes as viable options in meeting the demand for affordable housing in new markets, such as suburban tracts and military sites, as well as in existing markets such as rural areas and manufactured housing communities and parks. The markets for affordable factory-built housing are very competitive as well as both cyclical and seasonal. The industry is most affected by the availability of financing, general economic conditions, and consumer confidence. The manufactured housing market has experienced a steep decline that began in 1999, hitting a 46-year low in shipments in 2007. During the 1990s, growth was fueled, in part, by liberal credit standards and by lenders eager to participate in a growing market. The majority of manufactured housing loans at the time were chattel, or personal property financing, secured only by the home and not by the underlying land on which the home was sited. The growth trend quickly reversed when borrower default and repossession rates soared, causing industry shipments to fall dramatically. Shipments have continued to decline over the past several years due in part to limited availability of retail financing and until recently competition from subprime financing of site-built housing. Due to the scarcity of chattel financing nationwide, the industry has trended toward more “land and home” or conventional mortgage-type financing.

Interest rates for the financing of manufactured homes are generally higher and the terms of loans shorter than for site-built homes. In addition, manufactured housing lenders have maintained conservative lending practices in recent years and some lenders have stopped extending loans to manufactured home buyers altogether. This has had the effect of making financing for manufactured homes more expensive and even more difficult to obtain relative to site-built homes, which, until recently, had enjoyed a period of sustained low interest rates and liberal lending practices. Lender reaction to the turmoil in the subprime sector of site-built home financing is beginning to redress the balance to be less unfavorable for manufactured housing borrowers than it has been for the several years. However, in the near term, an oversupply of new conventional homes and foreclosures has actually increased competition with our products.

Business Outlook

Recreational Vehicles

Industry conditions in calendar 2008 have been adversely affected by financial turmoil initiated by the housing crisis and rising fuel prices, resulting in tighter lending practices, diminished home equity values, and declining consumer confidence. More recently, several floorplan lenders have tightened lending terms and have increased dealer borrowing costs, which may potentially limit floorplan financing for some dealers. Continued deterioration of these conditions resulted in greater-than-anticipated market declines late in the first half of fiscal year 2009. Motor home and travel trailer wholesale shipments in October this year declined 52.8% from this same month last year to 12,000 RVs according to the October Recreational Vehicle Industry Association’s survey of manufacturers, bringing the year-to-date total for 2008 to 200,800 units. This was the sixth consecutive monthy decline and the lowest total for all RV shipments since 1990. Motor home retail sales for the industry were off by 38.8% for the first nine months of calendar 2008. Also, for the typically seasonally stronger summer months of June through September, industry retail sales fell by 52.4% from the prior year. Industry wholesale shipments for the same period fell 60.7%, evidencing that dealers are not reordering when motor homes are sold at retail. We anticipate continued weakness in all segments at least for the balance of fiscal year 2009. Most of the weakness is occurring in the higher-end Class A and mid-priced Class C segments. Travel trailer industry retail sales for the June through September period were down by 25.1%; however, dealers have been reducing their inventories in the face of economic uncertainty, and, as a result, industry wholesale shipments declined by 34.2% for the same period. Given the tightening of credit statements by lenders, Fleetwood currently expects that repurchase activity will be higher than has historically been the case and it may be necessary to offer greater discounts in order to relocate such product to alternative dealers during current market conditions.

Our retail overall market position in motor homes has declined slightly from 16.3% to 16.0% for the first nine months of calendar 2008, which management believes was due to aggressive discounting by competitors that appear to have overproduced inventory. We have experienced market share growth in the Class C market to a level of 12.4% in the first nine months of calendar 2008 compared to 9.6% in the equivalent period in 2007 due to recently introduced lower-priced and fuel-efficient products. For some time in this depressed market, we have been operating with excess capacity at our three motor home plants. However, with the prospect of sustained weakness in the economy and the continuation of tight lending conditions, we made the decision during the quarter to consolidate our Pennsylvania operations into our largest factory in Indiana.

Our travel trailer retail and wholesale market shares continue to decline, exacerbated by the restructuring of the business in calendar 2007. Dealers continue to sell older model-year units still in stock before replacing them with newer products. Also, we have experienced reduced sales of lower-margin, entry-level products in the Eastern U.S. due to discontinued production of those products in that region. As a result of adjustments we made to our manufacturing capacity in the prior year, fixed costs were reduced and manufacturing efficiencies have increased.

Due to the continued weak market conditions and excess capacity, we announced the closure of two additional travel trailer plants after the end of the quarter in order to further improve capacity utilization and lower fixed cost in this difficult environment. Our travel trailer market share for the first nine months of 2008 was 4.1%, down from 6.0% in the prior year.

We expect that any improvement in demand will be limited until market conditions improve and dealers sell down their inventories of older model-year products. Based on past trends, if fuel prices stabilize, consumer confidence recovers and credit availability improves, we expect to see a rebound in sales from dealers ordering units for stock and expect to benefit from our ability to ramp up production in an industry with less capacity than before. A longer-term positive outlook for the recreational vehicle industry is supported by favorable demographics, as baby boomers reach the age brackets that historically have accounted for the bulk of retail RV sales, and an increase in interest in the RV lifestyle among both older and younger segments of the population than have traditionally participated.

Housing

Many of the factors that have historically affected manufactured housing volumes have been in flux recently. Industry shipments for the first nine months of calendar year 2008 were down 10.1% from what was previously a forty-six year low point for the industry, with most states reporting year-over-year declines, while a pronounced weakness in traditionally strong manufactured housing markets persists. Generally, the manufactured housing market continues to be adversely affected by more limited availability of and more costly retail and wholesale financing, pronounced weakness in traditional retirement markets caused by overall housing market slump and some competition from excess supply of homes from conventional builders. Over the longer-term, sales of manufactured homes as a percentage of total sales of new single-family homes could rise from the recent level of 8% now that the gap between credit standards for site-built housing and manufactured housing has narrowed due to more stringent standards applied to site-built homes. In addition, recently passed housing reform legislation may benefit the manufactured housing industry through the FHA Title I program, which, among other benefits, will increase loan limits for home-only financing from $48,600 to $69,678, and will be indexed to inflation in future years. These benefits are expected to take effect beginning in the first half of calendar 2009. In the meantime, the overall slowing of the housing market and an increase in conventional housing inventories will negatively impact manufactured housing conditions for some time.

We have been successful in reducing fixed costs and, in some cases, consolidating management teams at adjacent plants. We continue to manage our capacity relative to current market conditions as evidenced by our recent announcement to close six of the 19 housing plants in order to improve capacity utilization. The remaining plants will be able to serve all of our manufactured housing markets. We will continue to focus on developing industry leading designs built with the highest levels of quality and backed by superior warranty service. In addition, we will also continue to respond appropriately to feedback solicited and received from our retailers and ultimate customers.

Manufactured housing markets in California, Arizona, and Florida, traditionally among our strongest, are the states most affected by the slump in the site-built housing market and continue to be down sharply. The outlook in most areas continues to be unfavorable. We anticipate that manufactured housing industry conditions are unlikely to significantly improve during calendar 2009.

We are pursuing other opportunities to supplement our business, such as sales of modular products particularly in the area of military housing. Since opening the Trendsetter Division in late fiscal 2007, we have substantially completed three large contracts to provide military housing. On September 17, 2008, we announced that our Trendsetter division has been selected to build living units for new U.S. Army housing at Fort Sam Houston in San Antonio, Texas, the world’s largest military medical training facility. Although we have had some success in the military housing business, significant expansion may be constrained by the substantial bonding requirements of such government contracts. The Trendsetter division accounted for only approximately 5% of Housing Group sales in fiscal 2008 and less than 2% of total sales; it will consist of one manufacturing facility and its sales, operating results and capital expenditures will not be material to the Company as a whole.

Notwithstanding the recent pricing pressure and oversupply of housing in certain regions due to the retrenchment in the mortgage industry, we expect longer-term demand for affordable housing to grow as a result of overall population growth; baby boomers reaching retirement age; the development of new products and markets in the modular arena, the continued relative high cost of site-built homes, and, greater parity in the retail financing of a manufactured home as compared to a site-built home.

Summary

We expect the remainder of fiscal 2009 will be challenging as market conditions in all segments have deteriorated, particularly for motor homes. Dealers will likely continue to conservatively manage their inventories in the coming months. In addition, lenders have tightened credit for dealers and consumers. We believe heavy discounting by manufacturers may begin to subside as industry production volumes have declined due to plant closures, short work weeks, and layoffs. Difficult market conditions will continue to negatively impact near-term margins, particularly in motor homes, and result in operating losses for the balance of the fiscal year. Fleetwood has responded by recently announcing significant restructuring within its RV and housing businesses that we anticipate will increase capacity utilization, reduce fixed costs and decrease working capital demands. In combination with the expected reduction to raw materials, work in process and finished goods inventories enabled by operating with a smaller more efficient manufacturing footprint, Fleetwood expects cash flows from operations to be at approximately break even levels for the second half of the fiscal year. We cannot be certain when market and economic conditions will improve; however, we have experienced turbulent economic downturns in the past and have successfully managed through them.

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

Repurchase Commitments

Producers of recreational vehicles and manufactured housing customarily enter into repurchase agreements with lending institutions that provide wholesale floorplan financing to independent dealers. Our agreements generally provide that, in the event of a default by a dealer in its obligation to these credit sources, we will repurchase product. With most repurchase agreements, our obligation ceases when the amount for which we are contingently liable to the lending institution has been outstanding for more than 12, 18, or 24 months, depending on the terms of the agreement. The contingent liability under these agreements approximates the outstanding principal balance owed by the dealer for units subject to the repurchase agreement less any scheduled principal payments waived by the lender. Although the maximum potential contingent repurchase liability approximated $104 million for inventory at manufactured housing dealers and $316 million for inventory at RV dealers as of October 26, 2008, the risk of loss is reduced by the potential resale value of any products that are subject to repurchase, and is spread over numerous dealers and financial institutions. The gross repurchase obligation will vary depending on the season and the level of dealer inventories. Typically, the fiscal third quarter repurchase obligation will be greater than other periods due to higher RV dealer inventories. Losses and related repurchase reserves under these agreements have not been significant but generally increase during cyclical industry downturns. Given the tightening of credit standards by lenders, Fleetwood currently expects that repurchase activity will be higher than has historically been the case and it may be necessary to offer greater discounts in order to relocate such product to alternative dealers during current market conditions.To mitigate the potential repurchases, we monitor the viability of our dealers through a combination of credit monitoring and dealer due diligence. In addition, our sales teams are dedicated to increasing dealer points of distribution in new markets and replacing weaker dealers in existing markets. Further, to the extent dealers reduce their inventories, which they have been doing in recent months in both industries, our overall exposure to repurchase agreements is likewise reduced. As a result of various factors, actual results could differ from the estimates used by management. Historically, lender repurchase demands have been funded out of working capital. A summary of recent repurchase activity is set forth below (dollars in millions):

	26 Weeks Ended		Fiscal Years
	Oct. 26, 2008	Oct. 28, 2007	2008	2007

Units	74	25	159	96

Repurchase amount	$1.9	$0.7	$4.8	$2.4

Loss recognized	$0.5	$0.2	$0.7	$0.7

Results of Operations

The following table sets forth certain statements of operations data expressed as a percentage of net sales for the periods indicated (certain amounts in this section may not recompute due to rounding):

	13 Weeks Ended		26 Weeks Ended
	Oct. 26, 2008	Oct. 28, 2007	Oct. 26, 2008	Oct. 28, 2007

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	92.2	82.8	89.4	84.0

Gross profit	7.8	17.2	10.6	16.0
Operating expenses	(28.6)	(15.6)	(24.1)	(15.1)
Other operating income, net	(3.2)	(0.7)	(1.3)	(0.1)

Operating income (loss)	(24.0)	0.9	(14.8)	1.0
Other income (expense)
Investment income	0.4	0.3	0.3	0.3
Interest expense	(2.5)	(1.4)	(2.1)	(1.3)
Loss from continuing operations before income taxes	(26.1)	(0.3)	(16.6)	—
Provision for income taxes	(0.1)	—	(0.1)	(0.4)

Loss from continuing operations	(26.2)	(0.3)	(16.7)	(0.4)
Loss from discontinued operations	—	—	(0.3)	—

Net loss	(26.2)%	(0.3)%	(17.0)%	(0.4)%

Current Quarter Compared to Corresponding Quarter of Last Year

Consolidated Results

The following table presents consolidated net sales and operating income (loss) by segment for the quarters ended October 26, 2008 and October 28, 2007 (amounts in thousands):

	13 Weeks Ended
		% of		% of	Change
	Oct. 26, 2008	Net Sales	Oct 28, 2007	Net Sales	Amount	%
REVENUES:
RV Group	$116,609	53.9	$318,729	68.0	$(202,120)	(63.4)
Housing Group	99,796	46.1	149,774	32.0	(49,978)	(33.4)

Net sales	$216,405	100.0	$468,503	100.0	$(252,098)	(53.8)

GROSS PROFIT:
RV Group	$(2,126)	(1.8)	$45,608	14.3	$(47,734)	NM
Housing Group	19,030	19.1	34,898	23.3	(15,868)	(45.5)

Gross profit	$16,904	7.8	$80,506	17.2	$(63,602)	(79.0)

OPERATING EXPENSES:
RV Group	$39,843	34.2	$45,016	14.1	$(5,173)	(11.5)
Housing Group	25,277	25.3	29,766	19.9	(4,489)	(15.1)
Corporate and other	3,623	NM	1,595	NM	2,028	127.1

Operating expenses	$68,743	31.8	$76,377	16.3	$(7,634)	(10.0)

OPERATING INCOME (LOSS):
RV Group	$(41,969)	(36.0)	$592	0.2	$(42,561)	NM
Housing Group	(6,247)	(6.3)	5,132	3.4	(11,379)	NM
Corporate and other	(3,623)	—	(1,595)	—	(2,028)	(127.1)

Operating income (loss)	$(51,839)	(24.0)	$4,129	0.9	$(55,968)	NM

NM - Not Meaningful

Consolidated revenues were severely affected by the fallout from the housing crisis, limitations in availability of retail and wholesale financing, unfavorable financing terms, and declining consumer confidence.

Gross margin was less than half of the prior year mainly due to the significant decline in motor home sales, particularly the higher-priced products which typically have higher margins. Also contributing to the decrease was an increase in sales incentives along with higher labor costs related to plant shutdowns for several periods during the quarter as a result of the weak demand.

Operating expenses, which include selling, warranty and service, and general and administrative expenses, declined compared with the prior year due to efforts to reduce headcount and fixed costs, as well as lower variable costs such as warranty expense that were affected by lower sales. Expenses rose as a percentage of lower sales due to fixed costs not decreasing at the same rate as revenues.

Other operating expense, net in the current year was $6.9 million, mainly attributed to estimated severance costs for the announced consolidation of a motor home facility and four housing plants. The prior year amount consisted of a $3.1 million expense for impairments on idle housing facilities held-for-sale and $1.1 million of severance related to closed plants, partially offset by a gain from the sale of an idle housing facility.

Other income (expense) consists of investment and other income and interest expense.

The current and prior-year tax provisions consisted of state tax liabilities in several states, with no offsetting tax benefits in others.

Recreational Vehicles

The following table presents RV Group net sales and operating income (loss) by division for the periods ended October 26, 2008 and October 28, 2007 (amounts in thousands):

	13 Weeks Ended
		% of		% of	Change
	Oct. 26, 2008	Net Sales	Oct. 28, 2007	Net Sales	Amount	%
REVENUES:
Motor homes	$87,581	75.1	$263,776	82.8	$(176,195)	(66.8)
Travel trailers	24,075	20.6	47,972	15.1	(23,897)	(49.8)
RV supply	4,953	4.2	6,981	2.2	(2,028)	(29.1)

RV Group	$116,609	100.0	$318,729	100.0	$(202,120)	(63.4)

GROSS PROFIT:
Motor homes	$509	0.6	$39,832	15.1	$(39,323)	(98.7)
Travel trailers	1,140	4.7	3,439	7.2	(2,299)	(66.9)
RV supply	(3,775)	(50.0)	2,337	14.6	(6,112)	NM

RV Group	$(2,126)	(1.8)	$45,608	14.3	$(47,734)	NM

OPERATING EXPENSES:
Motor homes	$27,527	31.4	$30,728	11.6	$(3,201)	(10.4)
Travel trailers	10,220	42.5	11,773	24.5	(1,553)	(13.2)
RV supply	2,096	27.7	2,515	15.7	(419)	(16.7)

RV Group	$39,843	34.2	$45,016	14.1	$(5,173)	(11.5)

OPERATING INCOME (LOSS):
Motor homes	$(27,018)	(30.8)	$9,104	3.5	$(36,122)	NM
Travel trailers	(9,080)	(37.7)	(8,334)	(17.4)	(746)	(9.0)
RV supply	(5,871)	(77.7)	(178)	1.1	(5,693)	32.0

RV Group	$(41,969)	(36.0)	$592	0.2	$(42,561)	NM

The significant drop in RV Group sales was the result of financial turmoil initiated by the housing crisis and rising fuel prices, resulting in tighter lending practices and declining consumer confidence. During the seasonally strong summer months of June through September, the industry retail market fell 52% and 25% for motor homes and travel trailers, respectively. The national retail market for motor homes for the first nine months of calendar year 2008 was down 38% compared with a decrease in Fleetwood retail activity of 40%, resulting in a slight decrease in market share from 16.3% to 16.0% for the period. Additionally, dealers made sizable reductions to their own inventories, further reducing our wholesale shipments. Consumer concerns negatively affected the market, particularly the higher-priced Class As and mid-priced Class Cs, where Fleetwood has a relatively stronger market position. The gains we have made in the Class C market because of last year’s introduction of more fuel-efficient and lower-priced product were not enough to offset the declines in Class A products.

In addition, Fleetwood’s travel trailer dealers trimmed prior-model-year products from their inventories but have been slow to replenish their inventories with new product in the current market. In the first nine months of calendar year 2008, industry retail sales declined 21.2%, compared to a 2.7% increase in calendar year 2007. Fleetwood’s retail sales the first nine months were down by 46.6%, mainly due to diminished geographical reach in the East and especially weak market conditions in parts of the West.

Gross margin for the quarter dropped from 14.3% to a negative 1.8% mainly due to the sharp increase in sales incentives in both businesses, which almost doubled on one-third of the revenue. In addition, the Group recorded a $4.6 million write-down of excess inventory related to the closure of one of the supply operations. Excluding sales incentives and discounts, gross margin as a percentage of sales decreased by 6.5% from the prior year, of which 3.3% can be attributed to higher labor costs caused by temporary motor home plant shutdowns to adjust production to match demand and the remaining gross margin decline resulted from manufacturing overheads increasing as a percentage of sales by 2% from the prior year due to fixed costs increasing as a percentage of declining sales. Higher travel trailer labor efficiencies partially offset the overall trend.

Operating expenses for the RV Group declined from the prior year, but increased as a percentage of sales for the current quarter due to the fixed nature of some of the expenses and the significant decrease in revenue. The lower expenses were mostly due to lower warranty and service costs of $4.0 million, resulting from lower volumes, and a $3.4 million decline in general and administrative expenses related to earlier downsizing actions. Other operating expense, net, of $2.9 million, was mostly severance related to the consolidation of two motor home plants into one operation. In the prior year, the $0.7 million expense was additional severance related to a travel trailer plant closure.

Manufactured Housing

The following table presents Housing Group net sales and operating income for the quarters ended October 26, 2008 and October 28, 2007 (amounts in thousands):

	13 Weeks Ended
		% of Net		% of Net	Change
	Oct. 26, 2008	Sales	Oct. 28, 2007	Sales	Amount	%

Net sales	$99,796	100.0	$149,774	100.0	$(49,978)	(33.4)

Gross profit	$19,030	19.1	$34,898	23.3	$(15,868)	(45.5)

Operating expenses	$25,277	25.3	$29,766	19.9	$(4,489)	(15.1)

Operating income (loss)	$(6,247)	(6.3)	$5,132	3.4	$(11,379)	NM

Housing Group revenues for the quarter declined from the prior year mainly due to the more limited availability of and more costly retail and wholesale financing, pronounced weakness in traditional retirement markets caused by the overall housing market slump and some competition from excess supply of homes from conventional builders. Manufactured housing sales to traditional dealers fell 34.6% as the manufactured housing market continued to weaken. Included in revenue in the current October quarter was $8.8 million of revenue from modular sales, mostly to the military for base housing.

Manufactured homes are sold as single-section or multi-section units. Multi-section units typically are built in two, three, or four sections. The average selling price of manufactured homes built to the HUD Code decreased by about 4% to $36,836, offset by an increase of 8% to $37,603 to the price of modular units sold to the military.

Manufacturing unit volume for the current year declined 31.2% to 2,703 homes (including 234 modular sections), while the total number of sections sold decreased 34.6% to 4,350 units. Fleetwood’s market share, based on wholesale shipments for the first nine months of calendar year 2008, declined from 13.3% for the same period in the prior year to 11.5%. The Group’s wholesale shipment share for multi-section homes decreased from 14.5% to 12.4% while its share of the single-section market was down from 10.6% to 9.9%. The declines were mainly the result of significant weakness, caused by the conventional housing slump, in the Sun Belt states of California, Arizona and Florida, in which we have a strong presence.

Industry shipments for the first nine months of calendar year 2008 were down 10.1%. Traditionally larger manufactured housing markets continued to be particularly weak, with shipments off by more than 30% in California and Arizona and by 26% in Florida for the first nine months of calendar 2008. Generally, the manufactured housing market continues to be adversely affected by limited availability of retail financing, competition from conventional builders due to the overall weak housing market and more recently, tougher regional competition in the southern region of the country.

The erosion of the second-quarter gross profit margin in the current year was mainly due to higher raw material costs and a shift in product mix to smaller lower-margin units, combined with higher installation costs related to the military housing contracts.

Operating expenses were lower than the prior year, led by a $3.5 million reduction in general and administrative expense, primarily resulting from lower incentive compensation and cost-reduction actions implemented in the prior year. In addition, selling, warranty, and service expenses declined by $1.4 million mainly due to lower volume.

Current Year-to-Date Compared to Corresponding Period of Last Year

Consolidated Results:

The following table presents consolidated net sales and operating income (loss) by segment for the six-month periods ended October 26, 2008 and October 28, 2007 (amounts in thousands):

	26 Weeks Ended
		% of Net		% of Net	Change
	Oct. 26, 2008	Sales	Oct. 28, 2007	Sales	Amount	%
REVENUES:
RV Group	$283,869	56.1	$662,817	69.3	$(378,948)	(57.2)
Housing Group	222,448	43.9	294,008	30.7	(71,560)	(24.3)

Net sales	$506,317	100.0	$956,825	100.0	$(450,508)	(47.1)

GROSS PROFIT:
RV Group	$9,884	3.5	$85,169	12.8	$(75,285)	(88.4)
Housing Group	43,767	19.7	67,726	23.0	(23,959)	(35.4)

Gross profit	$53,651	10.6	$152,895	16.0	$(99,244)	(64.9)

OPERATING EXPENSES:
RV Group	$75,662	26.7	$82,694	12.5	$(7,032)	(8.5)
Housing Group	47,530	21.3	57,119	19.5	(9,589)	(16.8)
Corporate and other	5,531	—	3,260	—	2,271	69.7

Operating expenses	$128,723	25.4	$143,073	15.0	$(14,350)	(10.0)

OPERATING INCOME (LOSS):
RV Group	$(65,778)	(23.2)	$2,475	0.4	$(68,253)	NM
Housing Group	(3,763)	(1.7)	10,607	3.6	(14,370)	(135.5)
Corporate and other	(5,531)	—	(3,260)	—	(2,271)	(69.7)

Operating income (loss)	$(75,072)	(14.8)	$9,822	1.0	$(84,894)	NM

Consolidated revenues were severely affected by the fallout from the housing crisis, limitations in availability and terms of retail and wholesale financing and declining consumer confidence.

Gross margin fell from the prior year primarily due to RV Group sales incentives that were about the same as the prior year but on half the sales, in addition to higher labor costs from plant shutdowns, and the fixed nature of some of the manufactured overheads on declining volume.

Operating expenses, which include selling, warranty and service, and general and administrative expenses, fell compared to the prior year but increased as a percentage of sales due to the declining sales and the fixed nature of some of the expenses. General and administrative expenses declined by $11.0 million due to headcount reductions associated with restructuring efforts, significant declines in incentive compensation, and lower corporate expenses. Also contributing was an $8.9 million drop in warranty expenses, mainly due to the lower volume.

For the first six months, other operating expense, net, was $6.8 million consisting of severance related to the announced consolidation of four housing plants and three RV plants and an impairment charge on one housing plant. Last year, other operating income, net included $6.4 million of gains primarily from the sale of two facilities, partially offset by $3.9 million of impairments charges on idle housing facilities and $1.1 million of severance expenses related to closed plants.

Other income (expense) consists of investment income, interest expense, and miscellaneous other income. Investment income decreased from $2.5 million in the prior year to $1.7 million, due to lower invested funds and interest rates in the current year. Interest expense decreased from $12.2 million in the prior year to $10.6 million due to a reduction in bank borrowings.

The year-to-date tax provision was $0.6 million due to state tax provisions. In the prior year, the year-to-date tax provision was principally due to a $2.8 million non-cash adjustment to the carrying amount of the deferred tax asset as a result of the decision to market for sale a closed manufacturing facility previously used by one of our supply businesses. This reduced unrealized gains that would otherwise have been available to support the carrying value of the deferred tax asset. The remainder of the tax provision related to state tax liabilities.

Recreational Vehicles:

The following table presents RV Group net sales and operating income (loss) by division for the periods ended October 26, 2008 and October 28, 2007 (amounts in thousands):

	26 Weeks Ended
		% of		% of	Change
	Oct. 26, 2008	Net Sales	Oct. 28, 2007	Net Sales	Amount	%
REVENUES:
Motor homes	$209,390	73.8	$537,457	81.1	$(328,067)	(61.0)
Travel trailers	63,906	22.5	111,624	16.8	(47,718)	(42.7)
RV supply	10,573	3.7	13,736	2.1	(3,163)	(23.0)

RV Group	$283,869	100.0	$662,817	100.0	$(378,948)	(57.2)

GROSS PROFIT:
Motor homes	$9,174	4.4	$77,935	14.5	$(68,761)	(88.2)
Travel trailers	4,593	7.2	2,339	2.1	2,254	96.4
RV supply	(3,883)	(22.4)	4,895	14.4	(8,778)	(179.3)

RV Group	$9,884	3.5	$85,169	12.8	$(75,285)	(88.4)

OPERATING EXPENSES:
Motor homes	$52,260	25.0	$59,828	11.1	$(7,568)	(12.6)
Travel trailers	19,321	30.2	18,098	16.2	1,223	6.8
RV supply	4,081	23.6	4,768	14.0	(687)	(14.4)

RV Group	$75,662	26.7	$82,694	12.5	$(7,032)	(8.5)

OPERATING INCOME (LOSS):
Motor homes	$(43,086)	(20.6)	$18,107	3.4	$(61,193)	NM
Travel trailers	(14,728)	(23.0)	(15,759)	(14.1)	1,031	6.5
RV supply	(7,964)	(75.3)	127	0.9	(8,091)	NM

RV Group	$(65,778)	(23.2)	$2,475	0.4	$(68,253)	NM

Recreational vehicle sales fell in the first six months as a result of economic turmoil, tight lending, and declining consumer confidence. Motor home sales for the first half of fiscal 2008 were impacted by a significant decline in shipments of diesel and higher-priced Class A products. Partially offsetting the decline in higher-priced products were increases in recently introduced lower-priced Class C products. The travel trailer segment was negatively impacted by plant closures, some of which constrained our ability to provide certain products to dealers in some regions of the country. Market share declined in both businesses due to dealer and consumer concerns about Fleetwood’s ability to satisfy the demands of the holders of the $100 million of 5% senior subordinated convertible debentures, who have an option to require the Company to repurchase the securities on December 15, 2008.

Gross margin for the first six months decreased mainly due to higher sales incentives necessitated by very competitive market conditions. In addition, higher labor costs resulting from plant shutdowns and higher fixed costs relative to declining sales also contributed to margin erosion.

RV Group operating expenses for the first six months of this fiscal year were down from the prior period, but increased as a percentage of sales. The drop was mostly due to a $6.2 million decrease in general and administrative expenses from headcount and benefit reductions and the closure of five travel trailer plants in the prior year. Warranty and service costs decreased by $5.9 million due to lower volumes and the migration of responsibility for previously centralized service operations to plant locations that historically have had the lowest incurred warranty costs. Other operating expense, net, was $3.0 million, stemming from the consolidation of two motor home plants into one operation and the closure of a supply business. In the prior year, other operating expense, net, was a $4.0 million gain from the sale of an idle facility, partially offset by about $1.3 million of restructuring costs from impairment and severance charges at closed travel trailer plants.

Housing Group:

The following table presents Housing Group sales and operating income for the six-month periods ended October 26, 2008 and October 28, 2007 (amounts in thousands):

	26 Weeks Ended
		% of Net		% of Net	Change
	Oct. 26, 2008	Sales	Oct. 28, 2007	Sales	Amount	%

Net sales	$222,448	100.0	$294,008	100.0	$(71,560)	(24.3)

Gross profit	$43,767	19.7	$67,726	23.0	$(23,959)	(35.4)

Operating expenses	$47,530	21.3	$57,119	19.5	$(9,589)	(16.8)

Operating income (loss)	$(3,763)	(1.7)	$10,607	3.6	$(14,370)	NM

Housing Group revenues for the first half of fiscal 2008 decreased due to restricted availability of credit for retail customers and the housing crisis which significantly impacted the California, Arizona, and Florida markets, three of the strongest manufactured housing markets for Fleetwood. Included in revenue in the current period was $33.0 million of revenue from military sales, compared to $19.2 million in the prior year. Manufacturing unit volume for the first six months was off 23% to 5,995 homes (including 833 modular sections), while the total number of sections sold decreased by 3,710 to 9,506 sections.

Gross profit margin for the first half of the year decreased from the prior year due to a shift to lower-priced, smaller multi-wide units and, to a lesser extent, rising raw material costs that were not covered by selling price increases.

Overall, operating expenses increased over the prior year due to severance costs related to the closure of four housing plants and an impairment charge on one of the closed facilities. Other expense, net of $2.4 million in the prior year consisted of $3.1 million of impairment charges on idle facilities and $0.4 million of restructuring costs, partially offset by the gain on the sale of an idle housing facility of $1.1 million.

Liquidity and Financial Position

We use external funding sources, including the issuance of debt and equity instruments, to supplement working capital, fund capital expenditures, and meet internal cash flow requirements on an as-needed basis. Cash totaling $67.7 million was used by operating activities during the first six months of fiscal 2009 compared with $18.9 million for the similar period one year ago. In the current period, the loss from continuing operations, adjusted for non-cash items, but excluding the effects of changes in assets and liabilities, used $72.7 million of operating cash. Changes in assets and liabilities during this period generated $5.0 million of cash, primarily due to lower receivables and inventories. Inventory levels were down from year-end by $9.4 million and $41.6 million below the second quarter of the prior year, primarily due to a reduction in raw material inventories related to reduced production. In the prior year, cash used by operations resulted mainly from lower liabilities.

Funds of $14.4 million were provided from investing activities this year compared to $8.2 million for the first six months of the prior year. This was mostly related to the release of $16.8 million of restricted cash from sale proceeds of the corporate complex. Last year, $12.6 million of funds were provided from the sale of properties, compared to $1.1 million for the current year. Capital expenditures were $3.2 million during the first six months compared with $3.8 million in the same period last year.

Borrowings under our secured syndicated credit facility, led by Bank of America, N.A., as administrative agent, including the term loan, declined by $21.8 million during the first six months of the fiscal year, primarily as a result of the reduction and ultimate payoff of the term loan. These borrowings are discussed in more detail below. Borrowings also decreased due to a $2.4 million repayment of capital leases. In the first six months of fiscal 2009, we also raised approximately $38.5 million from a public offering of common stock and $26.5 million from new mortgage financing.

As a result of the above-mentioned changes, cash and cash equivalents decreased during the fiscal year by $12.6 million from $58.3 million as of April 27, 2008, to $45.6 million as of October 26, 2008.

As further discussed in Note 11, Fleetwood launched an offer to exchange the existing debentures for new senior secured notes due 2011 as an alternative to repurchasing the debentures with common stock on December 15, 2008. Our intention is to minimize the use of cash as part of the repurchase in order to maintain as much operating flexibility as possible in the current environment.

5% Convertible Senior Subordinated Debentures

Holders of the 5% convertible senior subordinated debentures have the ability to require Fleetwood to repurchase the debentures, in whole or in part, on December 15, 2008, December 15, 2013 and December 15, 2018. The repurchase price is 100% of the principal amount of the debentures plus accrued and unpaid interest. Fleetwood was permitted, at its option, to elect to pay the repurchase price in cash, its common stock, or a combination of the two. In anticipation of the upcoming potential repurchase obligation, Fleetwood commenced an exchange offer to the holders, described in Note 11. For any holder that does not accept the exchange offer and instead puts the debentures to the Company, Fleetwood has elected to repay the purchase price in common stock, and the number of shares of its common stock that it will deliver will be equal to the dollar amount being repurchased divided by 95% of the arithmetic average of the volume weighted average price of its common stock for each of the 20 trading days immediately preceding the repurchase date. If the debentures are still outstanding, Fleetwood has the option to redeem them anytime after December 15, 2008, in whole or in part, for cash, at a price equal to 100% of the principal amount plus accrued and unpaid interest.

Credit Agreements

In January 2007, the agreement governing Fleetwood’s credit facility with a syndicate of lenders led by Bank of America, N.A., as administrative agent, was renewed and extended until July 31, 2010. Fleetwood originally entered into the credit agreement in July 2001, and it has been amended on several occasions since. The new amended and restated agreement incorporated prior amendments and made additional changes, but continues to provide for a revolving credit facility, including a real estate subfacility.

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

During October 2008, in anticipation of the Company’s exchange offer discussed in Note 11, the credit facility was amended to eliminate the unamortized term loan commitments, and the then outstanding borrowings of $12.8 million were paid in full. Loan commitments for the revolving credit facility were also reduced from $160 million to $135 million and interest rates for several borrowing categories were increased. Fleetwood’s borrowing capacity, however, is governed by the amount of a borrowing base, consisting primarily of inventories and accounts receivable and a real estate subfacility. Inventories and accounts receivable can fluctuate significantly and the borrowing base is revised weekly for changes in receivables and monthly for changes in inventory balances. On the first day of each fiscal quarter, the ability to borrow under the real estate subfacility is reduced by $375,000. As of October 26, 2008, the net borrowing capacity under the subfacility was $12.4 million.

The balance on the revolver as of October 26, 2008 was $479,000 and the borrowing base totaled $94.4 million. After consideration of outstanding borrowings and standby letters of credit of $63.7 million, unused borrowing capacity (availability) was approximately $30.2 million. The revolving credit line bears interest, at Fleetwood’s option, at variable rates based on either Bank of America’s prime rate or one-, two- or three-month LIBOR.

Under the amended agreement, Fleetwood continues to be subject to a springing financial performance covenant that was also revised. The covenant only applies if either (a) average daily liquidity, defined as bank cash, cash equivalents, and unused borrowing capacity, falls below a prescribed minimum level of $45 million in any calendar month, or (b) liquidity falls below $25 million on any single day. Fleetwood is also subject to a new separate covenant under which liquidity cannot fall below $25 million on any three consecutive business days. During the quarter ended October 26, 2008, average daily liquidity for each calendar month reported by Fleetwood ranged from $111 million to $129 million. The amendment also reduced the total amount of real estate collateral held by the lenders from an approximate appraised value of $79 million to $58 million.

As of October 26, 2008, the entire $479,400 revolver balance was included in short-term borrowings, as compared to April 27, 2008 when a combined aggregate short-term balance outstanding under the revolver and the term loan stood at $7.3 million. An additional $14.9 million of the term loan was included in long-term borrowings as of April 27, 2008.

Borrowings are secured by receivables, inventory, and certain other assets, primarily real estate, and are used for working capital and general corporate purposes. The $58 million of real estate pledged as security includes excess (boot) collateral of $38 million. Under the senior credit agreement, Fleetwood Enterprises, Inc. is a guarantor of the borrowings and letters of credit of its wholly owned subsidiary, Fleetwood Holdings, Inc.

In November 2008, the facility was amended to change the definition of the Company’s Minimum Liquidity covenant to require that liquidity should not be less than $25 million for a three-day consecutive period, amend the definition of the Company’s Borrowing Base to include cash collateral and permit borrowing and liens against certain Life Insurance Policies, subject to some restrictions. The amendment also provides that when an amount is borrowed against the policies, the real estate subfacility will be reduced by $2 million.

On August 22, 2008, Fleetwood generated $26.5 million of cash from new mortgage financing collateralized by two operating properties. The borrowings bear interest at 9.95% and have a three-year term and can be extended for up to an additional two years. Additionally, remaining unencumbered real estate properties total $50 million to $60 million in estimated market value, of which $15 million is currently being marketed for sale and another $20 million will be provided in the form of first lien collateral to the new senior secured notes offered in the exchange offer described in Notes 11 and 12 of the financial statements included in this Form 10Q.

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

Summary

As noted, we expect difficult market conditions will result in operating losses for at least the next two fiscal quarters. Fleetwood has responded by recently announcing significant restructuring within its RV and housing businesses that we believe will increase capacity utilization, reduce fixed costs and decrease working capital demands. In combination with the expected reduction to raw materials, work in process and finished goods inventories enabled by operating with a smaller more efficient manufacturing footprint, Fleetwood expects cash flows from operations to be at approximately break even levels for the second half of the fiscal year. In the opinion of management, some combination of existing cash resources, proceeds from property dispositions, available lines of credit, and the successful execution of our plans to address the 5% convertible senior subordinated debentures will be sufficient to satisfy our foreseeable cash requirements for the next 12 months, including up to $10 million for capital expenditures in fiscal 2009, to be utilized primarily for enhancements to manufacturing facilities.

Stock-Based Incentive Compensation Plans

Fleetwood grants stock options, restricted stock, and performance-based restricted stock units under the 2007 Stock Incentive Plan, at no cost, to its officers, key employees, and non-employee directors. In the 13 weeks ended October 26, 2008, Fleetwood granted 1.2 million stocks options to officers and key employees and 189,000 restricted stock awards to non-employee directors. Total stock-based compensation expense included in the statements of income for the quarters ended October 26, 2008 and October 28, 2007 was $1.1 million and $1.4 million, respectively.

As of October 26, 2008, there was a total of $2.0 million of unrecognized compensation cost related to nonvested stock options granted under Fleetwood’s stock-based incentive compensation plans that will be recognized over the remaining weighted average vesting period of 2.3 years. We also have $400,000 of unrecognized compensation cost related to nonvested restricted stock awards that will be recognized over the remaining weighted average vesting period of 1.3 years.

Contractual Obligations

Below is a table showing payment obligations for long-term debt, capital leases, operating leases, and purchase obligations for the next five years and beyond as of October 26, 2008 and the effects such obligations are expected to have on liquidity and cash flow in future periods (amounts in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

5% convertible senior subordinated debentures(1)(2)	$100,687	$100,687	$—	$—	$—
6% convertible subordinated debentures(1)(3)	335,401	9,075	18,150	18,150	290,026
Long-term debt (excluding capital lease obligations)(1)	36,254	3,066	32,632	335	221
Capital lease obligations(1)	188	123	65	—	—
Operating leases(4)	12,899	3,365	4,360	3,089	2,085
Other long-term liabilities:
Deferred compensation and non-qualified retirement plans(1)	38,942	4,828	6,256	5,175	22,683
Insurance reserves	45,658	12,289	33,369	—	—
Warranty	40,068	27,625	12,443	—	—
Total	$610,097	$161,058	$107,275	$26,749	$315,015

_______________________
(1)
The 5% convertible senior subordinated debentures, 6% convertible subordinated debentures, long-term debt obligations, capital lease obligations, and deferred compensation and non-qualified retirement plans include both principal and interest commitments for the periods presented. The interest commitment on the deferred compensation is based on an estimated average of the prime rate of 5.7%. The interest commitment on our 5% convertible senior subordinated debentures and our 6% convertible subordinated debentures is based on their stated fixed rates.

(2)
Convertible senior subordinated debentures include the $100 million aggregate principal amount of the 5% convertible senior subordinated debentures due in 2023, which are more fully described in Note 12 to Fleetwood’s Annual Report on Form 10-K. Holders of these debentures have the ability, in whole or in part, to require us to repurchase these debentures as early as December 15, 2008, and the payment maturity above has been presented accordingly. We have elected to pay the repurchase price in common stock if the holders require us to repurchase.

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

In addition to the amounts shown in the table above, Fleetwood had a $4.7 million reserve as of October 26, 2008 for uncertain income tax positions recorded as a liability in accordance with FIN 48, and we are uncertain as to if or when such amounts may be settled.

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

For variable rate debt, changes in interest rates generally do not influence fair market value, but do affect future earnings and cash flows. Based upon the amount of variable rate debt outstanding at the end of the quarter, and holding the variable rate debt balance constant, an immediate change of one percentage point in the applicable interest rate would have caused an increase or decrease in interest expense of approximately $5,000 on an annual basis. For fixed-rate debt, changes in interest rates generally affect the fair market value, but not earnings or cash flows. Changes in fair market values as a result of interest rate changes are not currently expected to be material.

We do not believe that future market equity or interest rate risks related to our marketable investments or debt obligations will have a material impact on our results.

Item 4. Controls and Procedures.

Based on our management’s evaluation, with the participation of our chief executive officer and chief financial officer, as of October 26, 2008, the end of the period covered by this report, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting identified in the evaluation that occurred during our fiscal quarter ended October 26, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Fleetwood has been named in several complaints, some of which are putative class actions, filed against manufacturers of travel trailers and manufactured homes supplied to the Federal Emergency Management Agency (FEMA) to be used for emergency living accommodations in the wake of Hurricane Katrina. The complaints, from numerous individual plaintiffs, were consolidated on November 5, 2007 in a case captioned In re FEMA Trailer Formaldehyde Products Liability Litigation, Case Number MDL 07-1873, in the United States District Court for the Eastern District of Louisiana. The complaints generally allege injury due to the presence of formaldehyde in the units for which the plaintiffs are seeking monetary damages. Fleetwood strongly disputes the allegations in these complaints, and intends to vigorously defend itself in all such matters.

A case has been filed in the United States District Court, Central District of California, Riverside, titled Jesse Browder et al v. Fleetwood Enterprises, Inc., in which plaintiffs allege a variety of claims relating to Fleetwood’s method of installing blown-in ceiling insulation in its manufactured homes. The District Court issued an order on September 4, 2008 granting plaintiffs’ motion for class certification. It is not possible at this time to properly assess the risk of an adverse verdict or the magnitude of any possible exposure with respect to this matter, but we intend to vigorously challenge the class certification and the merits of plaintiffs’ claims.

Item 1A. Risk Factors.

We recently restated and updated our risk factors from the risk factors previously disclosed in our Form 10-K. The revised risk factors appear at pages 17-26 of a registration statement on Form S-4/A, registration number 333-154840, filed with the SEC on November 28, 2008. These risk factors are attached to this report as Exhibit 99.1 and are incorporated herein by reference.

Item 4. Submission of Matters to a Vote of Security Holders.

The information required by this Item has been provided in Item 8.01 of a Current Report on Form 8-K filed September 22, 2008, which is incorporated herein by reference.

Item 5. Other Information.

On August 19, 2008, Moody’s announced that it had lowered Fleetwood’s corporate credit rating from Caa1 to Caa3, with a negative outlook. At the same time, Moody’s lowered its rating on Fleetwood’s convertible trust preferred securities from Caa3 to Ca. In addition, on September 10, 2008, Standard & Poor’s announced that it had lowered Fleetwood’s corporate credit rating from CCC+ to CCC- with a negative outlook. On the same date, Standard & Poor’s also lowered its rating on Fleetwood’s 5% senior subordinated debentures from CCC- to C.

Item 6. Exhibits.

No.	Description

10.1
Seventh Amendment to Third Amended and Restated Credit Agreement dated as of August 6, 2008, by and among Fleetwood Enterprises, Inc., Fleetwood Holdings Inc. and its subsidiaries listed on the signature pages thereof, the banks and other financial institutions signatory thereto that are parties as Lenders (the “Lenders”), and Bank of America, N.A., as administrative agent for the Lenders. [Incorporated by reference to Exhibit 10.1 to Fleetwood’s Current Report on Form 8-K filed on August 8, 2008.]

10.2
Eighth Amendment to Third Amended and Restated Credit Agreement dated as of October 21, 2008, by and among Fleetwood Enterprises, Inc., Fleetwood Holdings Inc. and its subsidiaries listed on the signature pages thereof, the banks and other financial institutions signatory thereto that are parties as Lenders (the “Lenders”), and Bank of America, N.A., as administrative agent for the Lenders. [Incorporated by reference to Exhibit 10.1 to Fleetwood’s Current Report on Form 8-K filed on October 27, 2008.]

10.3
Ninth Amendment to Third Amended and Restated Credit Agreement dated as of October 29, 2008, by and among Fleetwood Enterprises, Inc., Fleetwood Holdings Inc. and its subsidiaries listed on the signature pages thereof, the banks and other financial institutions signatory thereto that are parties as Lenders (the “Lenders”), and Bank of America, N.A., as administrative agent for the Lenders. [Incorporated by reference to Exhibit 10.1 to Fleetwood’s Current Report on Form 8-K filed on October 30, 2008.]

10.4
Tenth Amendment to Third Amended and Restated Credit Agreement dated as of November 26, 2008, by and among Fleetwood Enterprises, Inc., Fleetwood Holdings Inc. and its subsidiaries listed on the signature pages thereof, the banks and other financial institutions signatory thereto that are parties as Lenders (the “Lenders”), and Bank of America, N.A., as administrative agent for the Lenders. [Incorporated by reference to Exhibit 10.1 to Fleetwood’s Current Report on Form 8-K filed on December 2, 2008.]

15.1	Letter of Acknowledgment of Use of Report on Unaudited Interim Financial Information.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Updated risk factors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLEETWOOD ENTERPRISES, INC.

/s/ ANDREW M. GRIFFITHS
Andrew M. Griffiths
Senior Vice President and Chief Financial Officer

December 4, 2008