Form 10-Q
period 2009-01-25
FLEETWOOD ENTERPRISES INC/DE/
filed 2009-04-20
CIK 314132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 25, 2009

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 1-7699

FLEETWOOD ENTERPRISES, INC.

(DEBTOR-IN-POSSESSION as of March 10, 2009)

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

Yes   ☐    No   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐   Yes    ☒   No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 10, 2009
Common stock, $.01 par value	209,229,954 shares

PART I FINANCIAL INFORMATION

Unless otherwise indicated, “we,” “us,” “our,” “Fleetwood,” the “Company” and similar terms refer to Fleetwood Enterprises, Inc. and its subsidiaries. Throughout this report, we use the term “fiscal,” as it applies to a year, to represent the fiscal year ending on the last Sunday in April of that year.

Subsequent Event - Chapter 11 Reorganization

On March 10, 2009, Fleetwood and certain of its direct and indirect subsidiaries (collectively with Fleetwood, the “Debtors”) filed voluntary petitions for reorganization relief under the provisions of chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Central District of California, Riverside Division (the “Bankruptcy Court”). The Debtors’ chapter 11 cases (the “Chapter 11 Cases”) are being jointly administered under Fleetwood’s caption and case number, In re: Fleetwood Enterprises, Inc. et al., Chapter 11 Case No. 09-14254-MJ. The Debtors plan to continue to operate their businesses as “debtors-in-possession” under jurisdiction of the Bankruptcy Court and in accordance with applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

As part of the “first day” relief, Fleetwood obtained Bankruptcy Court approval for, among other things, payment of certain employee wage and benefit expenses, including those associated with its workers’ compensation programs that were incurred prior to the filing of the Chapter 11 Cases, and the continuation of certain sales incentive programs, warranty service, cash collateral, and cash management systems. The Bankruptcy Court also approved the Debtors’ proposed procedures for providing adequate assurance of future performance to utilities. In addition, Fleetwood was granted the use of cash collateral on an interim basis. The cash collateral order was subsequently replaced by the DIP Credit Agreement as discussed below. Subsequently, by order of the Bankruptcy Court entered March 23, 2009, the Debtors obtained interim authorization to honor certain prepetition warranty and sales incentive obligations with respect to its motor home and manufactured housing operations. On March 24, 2009, the Debtors filed an additional motion seeking further relief to pay additional warranty and sales incentive obligations, which was granted by an order entered April 1, 2009.

An order approving the continuation of certain bonding arrangements and the entry into a new post-petition financing and bonding arrangement with respect to Fleetwood’s business of constructing military housing was entered by the Bankruptcy Court on March 23, 2009. Fleetwood also recently received authorization to pay certain prepetition claims of its common carriers and other claims related to goods and materials in transit by order of the Bankruptcy Court, entered March 25, 2009. Fleetwood also recently sought authorization to pay certain other prepetition claims of critical providers of goods and services to its recreational vehicles and manufactured housing businesses, for which relief was granted by order entered April 10, 2009.

With Bankruptcy Court approval, it is likely that Fleetwood will seek to consummate strategic sales of assets, including its manufactured housing and motor home divisions. There can be no assurance that any such sales will be consummated on terms favorable to Fleetwood, or at all, and any such sales would be subject to Bankruptcy Court approval.

The filing of the Chapter 11 Cases preserved our right to revisit the exchange offer relating to the issuance of our 14% senior secured notes and could lead to the Bankruptcy Court avoiding the exchange offer transaction. If the Bankruptcy Court enters a judgment or order avoiding the exchange offer, it could rescind the issuance of the 14% senior secured notes (including the pledge of assets as security therefore) and the holders of our 14% senior secured notes could be restored to their status as holders of 5% convertible senior subordinated debentures as if the exchange offer had not occurred.

The Chapter 11 Cases also facilitated the closing of Fleetwood’s travel trailer division, which had incurred operating losses of $65.3 million in 2007 and $16.8 million in 2008. While the financial progress was obviously substantial and the product offering had improved, current market conditions proved too severe to continue the turnaround.

Additional information concerning certain risks and uncertainties related to the Chapter 11 Cases is contained under Item 1A of Part II of this Quarterly Report on Form 10-Q.

Subsequent Event — DIP Credit Agreement

On April 1, 2009, certain of the Debtors (collectively the “DIP Debtors”), including Fleetwood as a guarantor, entered into a Fourth Amended and Restated Senior Secured Super-Priority Debtor-in-Possession Credit Agreement (as the same may be amended, restated, supplemented, or otherwise modified from time to time pursuant to the terms thereof, the “DIP Credit Agreement”) among the DIP Debtors, Bank of America, N.A., as administrative agent for the lenders party thereto (the “Agent”) and the lenders from time to time party thereto (the “DIP Lenders”). The DIP Credit Agreement amends and restates the DIP Debtors’ prepetition secured credit agreement (the “Prepetition Credit Agreement”). The agreement received interim approval by the Bankruptcy Court on April 1, 2009, but remains subject to final approval by the Bankruptcy Court at a hearing scheduled for April 21, 2009.

Certain modifications to the Prepetition Credit Agreement that are reflected in the DIP Credit Agreement include, but are not limited to, (i) the maximum revolver amount has been reduced from up to $135 million to $80 million, (ii) the financial covenants were modified to provide for testing of cash receipts and expenditures in the aggregate and line item cash expenditures, (iii) security over additional real estate assets has been added, (iv) a super-priority administrative claim with respect to the obligations under the DIP Credit Agreement and related loan documents has been granted, (v) the determination of the eligible real estate portion of the borrowing base has been modified, (vi) consent of the required lenders (lenders representing more than 80% of the total commitment or, if Agent’s share is 35.5% or less, more than 66 2/3% of the total commitment) is now needed for most modifications and waivers rather than consent of the majority lenders, (vii) there is no longer the option for LIBOR loans and the interest rates have been modified and (viii) certain representations, warranties, reporting and notice requirements and events of default have been added to address the Chapter 11 Cases and to reflect the fact that Fleetwood and certain of its direct and indirect subsidiaries are Debtors.

Subsequent to receiving interim approval for the DIP Credit Agreement, the Company failed to comply with one of the financial covenants regarding the amount of weekly receipts compared to the approved budget.  This was caused by a timing delay in the collection of certain receivables.  Fleetwood is in the process of attempting to obtain a waiver and an amendment from the DIP Lenders, so it can continue to operate pursuant to a revised approved budget.  Fleetwood is in discussions with the DIP Lenders regarding this matter, and also with regard to the financial covenants and a revised budget, and anticipates entering into a waiver and/or an amendment which would likely also modify the covenants.  There can be no assurance, however, that Fleetwood will be able to obtain any such waiver or amendment.

The DIP Credit Agreement provides for, among other things, (i) the assumption by the DIP Debtors of their obligations under the Prepetition Credit Agreement, including an assumption and reaffirmation of all letters of credit existing under the Prepetition Credit Agreement and (ii) senior secured super-priority post-petition extensions of credit in an aggregate principal amount not to exceed $80 million, which shall include a $65 million sub-limit for letters of credit (including the assumed letters of credit) and related credit support. The commitment is subject to reduction in accordance with the terms of the DIP Credit Agreement. Extensions of credit under the DIP Credit Agreement are each subject to a borrowing base derived from a formula based on certain eligible inventory plus certain eligible receivables, certain eligible cash collateral and a certain amount attributable to real property of the DIP Debtors, less reserves that may be established by the Agent.

Borrowings under the DIP Credit Agreement bear interest at a rate based on the base rate (the Agent’s “prime rate”) plus 4.5%. If the DIP Debtors default on their obligations under the DIP Credit Agreement, the default rate of interest will be the rate otherwise in effect plus 2.00% per annum. In addition to interest, the DIP Debtors are required to pay a commitment fee of 0.50% per annum in respect of the unutilized commitments under the DIP Credit Agreement. The DIP Debtors will also pay a letter of credit fee equal to 6.00% per annum times the undrawn face amount of each letter of credit as well as a fronting fee of 0.125% per annum of the undrawn face amount of each letter of credit.

All of the obligations under the DIP Credit Agreement are secured by Fleetwood, the borrowers, and Fleetwood International Inc., all as debtors and debtors-in-possession, as well as Fleetwood Canada Ltd., a non-Debtor subsidiary of Fleetwood. In addition, the DIP Credit Agreement will be secured by super-priority liens on all of the assets of the borrowers and guarantors, which liens shall be senior to all other liens other than (i) a professional fee allowance and (ii) certain liens that were perfected prior to the Petition Date if (and only if) and only for so long as they are not avoided, disallowed or subordinated pursuant to the Bankruptcy Code or applicable non-bankruptcy law or otherwise set aside by the Bankruptcy Court.

The DIP Credit Agreement provides for certain financial and other covenants including, but not limited to, affirmative and negative covenants with respect to additional indebtedness, new liens, declaration or payment of dividends, sales of assets, acquisitions, loans, aggregate cash receipts, line item and aggregate cash expenditures, investments and compliance with the approved budget, among others. The DIP Credit Agreement also contains customary representations and warranties including, but not limited to, those relating to corporate existence, litigation, use of proceeds, ERISA, compliance with law, environmental matters and insurance. Subject to certain exceptions, the DIP Credit Agreement also requires certain mandatory prepayments of borrowings from the net proceeds of certain asset dispositions.

The DIP Credit Agreement will mature, and all obligations owing thereunder will be due and payable, at the earliest to occur of: (i) October 31, 2009, (ii) the effective date of any confirmed plan or plans of reorganizations of the DIP Debtors in the Chapter 11 Cases, (iii) the date of termination of the facility, (iv) the date the DIP Credit Agreement is otherwise terminated in accordance with its terms, (v) the date that the revolving credit commitments are terminated or have expired, (vi) five business days after April 2, 2009 if the interim order has not been entered by the Bankruptcy Court by such date, (vii) 45 days following the Petition Date if the final order has not been entered by the Bankruptcy Court by such date, (viii) the date on which the interim order expires unless a final order shall have been entered and become effective by such date, (ix) the close of business on the first business day after the entry of the final order if the Agent’s fees have not been paid, (x) the date of entry of an order of the Bankruptcy Court confirming a plan of reorganization in any Chapter 11 Case that has not been consented to by the required lenders and fails to provide for payment in full in cash of all obligations under the DIP Credit Agreement and the other loan documents on the effective date of such plan, (xi) the date of the closing of a sale of all or substantially all of any DIP Debtor’s assets and (xii) if a plan of reorganization that has been consented to or provides payment in full in cash of all obligations under the DIP Credit Agreement and the other loan documents on the effective date of such plan has been confirmed by an order of the Bankruptcy Court, the earlier of the effective date of such plan of reorganization or the 60th day after the date of entry of such confirmation order. Payment under the DIP Credit Agreement may be accelerated following certain events of default if not cured within applicable grace periods including, but not limited to, dismissal of any of the Chapter 11 Cases or conversion to chapter 7 of the Bankruptcy Code, appointment of a trustee or examiner with enlarged powers, failure to make payments when due, noncompliance with covenants, breaches of representations and warranties and failure to reach certain benchmarks by the dates agreed with the Agent indicating reasonable progress towards a sale of the assets comprising either the Debtors’ manufactured homes division or substantially all of the non-idle assets (including the manufactured homes division) of Fleetwood and its subsidiaries.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (Exchange Act). These statements are based on the beliefs of Fleetwood’s management as well as assumptions made by it, and information currently available to it. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” or the negative of these terms or other comparable terminology. Forward-looking statements regarding future events and the future performance of Fleetwood involve risks and uncertainties that could cause actual results to differ materially. These risks and uncertainties include, without limitation, the following items:

•

With respect to the Chapter 11 Cases, our potential inability to consummate a plan of reorganization, maintain post-petition financing, consummate strategic sales of assets or business divisions, obtain Bankruptcy Court approval of our motions made from time to time, or effectively manage the adverse impact of the Chapter 11 Cases on our operations;

•	the significant demands on our liquidity while current economic and credit conditions are severely affecting our operations;

•	the inability to find buyers for our businesses or our assets;

•	the availability and cost of wholesale and retail financing for both manufactured housing and recreational vehicles;

•	our potential inability to decrease our operating losses and negative cash flow despite our recent restructurings;

•	the effect of ongoing weakness in both the manufactured housing and recreational vehicle markets, especially the recreational vehicle market which has deteriorated sharply in recent months;

•

the effects of a decline in home equity values, volatile fuel prices and interest rates, global tensions, employment trends, stock market performance, the credit crisis and availability of financing generally, and other factors that have had a negative impact on consumer confidence, and which have reduced demand for our products, particularly recreational vehicles;

•	The volatility of our stock price and the fact that Fleetwood’s stock now trades on the Bulletin Board;

•	repurchase agreements with floorplan lenders, which have resulted in increased costs due to deteriorated market conditions;

•	our ability to comply with the financial tests and covenants in our existing and future debt obligations;

•	our ability to obtain, on reasonable terms if at all, the financing we will need in the future to execute our business strategies;

•	the cyclical and seasonal nature of both the manufactured housing and recreational vehicle industries;

•	dealers’ desire to reduce inventory levels in the manufactured housing and recreational vehicle industries;

•	the impact on our sales, margins and market share from aggressive discounting by our competitors; and

•	changes in our competitive landscape and the highly competitive nature of our industries, where several of our competitors have stronger balance sheets than we do.

Although our management believes that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. Except as otherwise required by law, Fleetwood undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may arise from changing circumstances or unanticipated events. Additionally, other risks and uncertainties are described in Item 1A of this Form 10-Q.

Item 1. Financial Statements

FLEETWOOD ENTERPRISES, INC.

(DEBTOR-IN-POSSESSION as of March 10, 2009)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands except per share data)

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	January 25, 2009	January 27, 2008	January 25, 2009	January 27, 2008
Net sales:
RV Group	$63,033	$242,965	$346,902	$905,782
Housing Group	67,191	96,643	289,639	390,651
	130,224	339,608	636,541	1,296,433

Cost of products sold	145,050	292,438	597,716	1,096,368
Gross profit (loss)	(14,826)	47,170	38,825	200,065

Operating expenses	41,488	62,565	163,385	207,114
Other operating (income) expense, net	5,115	(5,427)	11,941	(6,903)
	46,603	57,138	175,326	200,211

Operating loss	(61,429)	(9,968)	(136,501)	(146)

Other income (expense):
Investment income	556	1,187	2,245	3,726
Interest expense	(7,211)	(6,161)	(17,784)	(18,346)
Other, net	16,452	—	16,452	—
	9,797	(4,974)	913	(14,620)

Loss from continuing operations before income taxes	(51,632)	(14,942)	(135,588)	(14,766)
Provision for income taxes	(56,848)	(122)	(57,450)	(4,023)
Loss from continuing operations	(108,480)	(15,064)	(193,038)	(18,789)

Loss from discontinued operations, net	(410)	(1,293)	(1,655)	(1,127)

Net loss	$(108,890)	$(16,357)	$(194,693)	$(19,916)

Basic and diluted loss per common share:
Loss from continuing operations	$(.80)	$(.23)	$(2.07)	$(.29)
Loss from discontinued operations	(.01)	(.02)	(.02)	(.02)
Net loss per common share	$(.81)	$(.25)	$(2.09)	$(.31)

Weighted average common shares	135,228	64,255	93,330	64,219

See accompanying notes to condensed consolidated financial statements.

FLEETWOOD ENTERPRISES, INC.

(DEBTOR-IN-POSSESSION as of March 10, 2009)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except share data)

	January 25, 2009	April 27, 2008
	(Unaudited)
ASSETS
Cash and cash equivalents	$22,133	$58,262
Restricted cash (Note 2)	—	16,790
Marketable investments	25,225	25,087
Receivables	47,484	102,421
Inventories	110,949	139,813
Deferred taxes	—	10,374
Assets of discontinued operations	—	22,021
Other current assets	17,225	7,815

Total current assets	223,016	382,583

Property, plant and equipment, net	128,930	146,573
Deferred taxes	—	46,348
Cash value of Company-owned life insurance	4,016	13,125
Other assets	32,232	36,942

Total assets	$388,194	$625,571

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Accounts payable	$9,497	$27,701
Employee compensation and benefits	25,458	32,253
Product warranty reserves	25,534	32,898
Insurance reserves	10,806	12,508
Accrued interest	11,576	5,232
Liabilities of discontinued operations	—	21,037
Short-term borrowings	145	9,568
5% convertible senior subordinated debentures	—	100,000
Other current liabilities	40,734	33,690

Total current liabilities	123,750	274,887

Deferred compensation and retirement benefits	11,967	28,139
Product warranty reserves	11,073	15,283
Insurance reserves	30,200	34,838
14% senior notes	60,054	—
6% convertible subordinated debentures	160,142	160,142
Other long-term borrowings	28,854	16,145
Other non-current liabilities	9,096	9,869

Total liabilities	435,136	539,303

Commitments and contingencies
Shareholders’ equity (deficit):
Preferred stock, $1 par value, authorized 10,000,000 shares, none outstanding	—	—
Common stock, $.01 par value, authorized 300,000,000 shares, outstanding 209,230,000 at January 25, 2009, and 64,257,000 at April 27, 2008	2,092	643
Additional paid-in capital	623,095	562,656
Accumulated deficit	(670,900)	(476,207)
Accumulated other comprehensive loss	(1,229)	(824)
	(46,942)	86,268
Total liabilities and shareholders’ equity (deficit)	$388,194	$625,571

See accompanying notes to condensed consolidated financial statements.

FLEETWOOD ENTERPRISES, INC.

(DEBTOR-IN-POSSESSION as of March 10, 2009)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	39 Weeks Ended
	January 25, 2009	January 27, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from continuing operations	$(193,038)	$(18,789)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation expense	11,185	13,971
Amortization of financing costs	2,095	1,119
Stock-based compensation expense	2,118	2,633
Gain on sale of property, plant and equipment	(1,103)	(8,403)
Foreign currency translation gain	—	(4,066)
Asset impairment	17,880	3,875
Gain on exchange of 5% convertible debentures	(16,452)	—
Amortization of note discount	727	—
Deferred taxes	56,722	2,813
Changes in assets and liabilities:
Receivables	54,262	5,404
Inventories	16,034	(9,559)
Cash value of company-owned life insurance	9,109	5,167
Other assets	(8,731)	3,235
Accounts payable	(18,204)	(16,905)
Accrued interest	7,158	(196)
Employee compensation and benefits	(22,967)	(21,984)
Product warranty reserve	(11,574)	(8,323)
Other liabilities	685	(5,592)
Net cash used in operating activities	(94,094)	(55,600)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available-for-sale	(7,493)	(9,708)
Proceeds from sale of investment securities available-for-sale	6,928	8,763
Purchases of property, plant and equipment	(3,858)	(5,226)
Proceeds from sales of property, plant and equipment	6,290	26,960
Changes in restricted cash	16,790	—
Net cash provided by investing activities	18,657	20,789

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net	38,471	—
Changes in short-term borrowings	(4,522)	813
Borrowings of long-term debt	26,645	3,928
Payments made on long-term debt	(20,615)	(3,719)
Proceeds from exercise of stock options	—	872
Net cash provided by financing activities	39,979	1,894

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash provided by (used in) operating activities	(11,311)	628
Net cash provided by (used in) investing activities	10,640	(11)
Net cash provided by (used in) discontinued operations	(671)	617

Foreign currency translation adjustment	—	261
Net change in cash and cash equivalents	(36,129)	(32,039)
Cash and cash equivalents at beginning of period	58,262	52,127
Cash and cash equivalents at end of period	$22,133	$20,088

See accompanying notes to condensed consolidated financial statements.

FLEETWOOD ENTERPRISES, INC.

(DEBTOR-IN-POSSESSION as of March 10, 2009)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES

IN SHAREHOLDERS’ EQUITY (DEFICIT)

(Amounts in thousands)

(Unaudited)

	Common Stock		Additional		Accumulated Other	Total
	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Loss	Shareholders’ Equity (Deficit)

Balance April 27, 2008	64,257	$643	$562,656	$(476,207)	$(824)	$86,268

Comprehensive loss:

Net loss	—	—	—	(194,693)	—	(194,693)

Other comprehensive loss:

Investment securities, net of taxes	—	—	—	—	(405)	(405)

Comprehensive loss						(195,098)

Common stock issued	144,973	1,449	58,321	—	—	59,770

Share-based compensation expense	—	—	2,118	—	—	2,118

Balance January 25, 2009	209,230	$2,092	$623,095	$(670,900)	$(1,229)	$(46,942)

See accompanying notes to condensed consolidated financial statements.

FLEETWOOD ENTERPRISES, INC.

(DEBTOR-IN-POSSESSION as of March 10, 2009)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 25, 2009

(Unaudited)

1)	Description of the Business

Fleetwood Enterprises, Inc. (“Fleetwood” or the “Company”) is a manufacturer of motor homes and factory-built housing. In addition, Fleetwood operates two supply companies that provide materials for the motor home and housing operations, while also generating outside sales.

Fleetwood’s business began in 1950 through the formation of a California corporation, which reincorporated in Delaware in September 1977. Fleetwood conducts manufacturing activities in 10 states within the United States.

Subsequent Event — Chapter 11 Reorganization

On March 10, 2009, Fleetwood and certain of its direct and indirect subsidiaries (collectively with Fleetwood, the “Debtors”) filed voluntary petitions for reorganization relief under the provisions of chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Central District of California, Riverside Division (the “Bankruptcy Court”). The Debtors’ chapter 11 cases (the “Chapter 11 Cases”) are being jointly administered under Fleetwood’s caption and case number, In re: Fleetwood Enterprises, Inc. et al., Chapter 11 Case No. 09-14254-MJ. The Debtors plan to continue to operate their businesses as “debtors-in-possession” under jurisdiction of the Bankruptcy Court and in accordance with applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

As part of the “first day” relief, Fleetwood obtained Bankruptcy Court approval for, among other things, payment of certain employee wage and benefit expenses, including those associated with its workers’ compensation programs that were incurred prior to the filing of the Chapter 11 Cases, and the continuation of certain sales incentive programs, warranty service, cash collateral, and cash management systems. The Bankruptcy Court also approved the Debtors’ proposed procedures for providing adequate assurance of future performance to utilities. In addition, Fleetwood was granted the use of cash collateral on an interim basis. Subsequently, by order of the Bankruptcy Court entered March 23, 2009, the Debtors obtained interim authorization to honor certain prepetition warranty and sales incentive obligations with respect to its motor home and manufactured housing operations. On March 24, 2009, the Debtors filed an additional motion seeking further relief to pay additional warranty and sales incentive obligations, which was granted by an order entered April 1, 2009.

An order approving the continuation of certain bonding arrangements and the entry into a new post-petition financing and bonding arrangement with respect to Fleetwood’s business of constructing military housing was entered by the Bankruptcy Court on March 23, 2009. Fleetwood also recently received authorization to pay certain prepetition claims of its common carriers and other claims related to goods and materials in transit by order of the Bankruptcy Court, entered March 25, 2009. Fleetwood also recently sought authorization to pay certain other prepetition claims of critical providers of goods and services to its recreational vehicles and manufactured housing businesses, for which relief was granted by order entered April 10, 2009.

With Bankruptcy Court approval, it is likely that Fleetwood will seek to consummate strategic sales of assets, including its manufactured housing and motor home divisions. There can be no assurance that any such sales will be consummated on terms favorable to Fleetwood, or at all, and any such sales would be subject to Bankruptcy Court approval.

The filing of the Chapter 11 Cases preserved our right to revisit the exchange offer relating to the issuance of our 14% senior secured notes and could lead to the Bankruptcy Court avoiding the exchange offer transaction. If the Bankruptcy Court enters a judgment or order avoiding the exchange offer, it could rescind the issuance of the 14% senior secured notes (including the pledge of assets as security therefore) and the holders of our 14% senior secured notes could be restored to their status as holders of 5% convertible senior subordinated debentures as if the exchange offer had not occurred.

The Chapter 11 Cases also facilitated the closing of Fleetwood’s travel trailer division, which had incurred operating losses of $65.3 million in 2007 and $16.8 million in 2008. While the financial progress was obviously substantial and the product offering had improved, current market conditions proved too severe to continue the turnaround. Additional information concerning certain risks and uncertainties related to the Chapter 11 Cases is contained under Item 1A of Part II of this Quarterly Report on Form 10-Q.

Subsequent Event — DIP Credit Agreement

On April 1, 2009, certain of the Debtors (collectively the “DIP Debtors”), including Fleetwood as a guarantor, entered into a Fourth Amended and Restated Senior Secured Super-Priority Debtor-in-Possession Credit Agreement (as the same may be amended, restated, supplemented, or otherwise modified from time to time pursuant to the terms thereof, the “DIP Credit Agreement”) among the DIP Debtors, Bank of America, N.A., as administrative agent for the lenders party thereto (the “Agent”) and the lenders from time to time party thereto (the “DIP Lenders”). The DIP Credit Agreement amends and restates the DIP Debtors’ prepetition secured credit agreement (the “Prepetition Credit Agreement”). The agreement received interim approval by the Bankruptcy Court on April 1, 2009, but remains subject to final approval by the Bankruptcy Court at a hearing scheduled for April 21, 2009.

Certain modifications to the Prepetition Credit Agreement that are reflected in the DIP Credit Agreement include, but are not limited to (i) the maximum revolver amount has been reduced from up to $135 million to $80 million, (ii) the financial covenants were modified to provide for testing of cash receipts and expenditures in the aggregate and line item cash expenditures, (iii) security over additional real estate assets has been added, (iv) a super-priority administrative claim with respect to the obligations under the DIP Credit Agreement and related loan documents has been granted, (v) the determination of the eligible real estate portion of the borrowing base has been modified, (vi) consent of the required lenders (lenders representing more than 80% of the total commitment or, if Agent’s share is 35.5% or less, more than 66 2/3% of the total commitment) is now needed for most modifications and waivers rather than consent of the majority lenders, (vii) there is no longer the option for LIBOR loans and the interest rates have been modified and (viii) certain representations, warranties, reporting and notice requirements and events of default have been added to address the Chapter 11 Cases and to reflect the fact that Fleetwood and certain of its direct and indirect subsidiaries are Debtors.

The DIP Credit Agreement provides for, among other things (i) the assumption by the DIP Debtors of their obligations under the Prepetition Credit Agreement, including an assumption and reaffirmation of all letters of credit existing under the Prepetition Credit Agreement and (ii) senior secured super-priority post-petition extensions of credit in an aggregate principal amount not to exceed $80 million, which shall include a $65 million sub-limit for letters of credit (including the assumed letters of credit) and related credit support. The commitment is subject to reduction in accordance with the terms of the DIP Credit Agreement. Extensions of credit under the DIP Credit Agreement are each subject to a borrowing base derived from a formula based on certain eligible inventory plus certain eligible receivables, certain eligible cash collateral and a certain amount attributable to real property of the DIP Debtors, less reserves that may be established by the Agent.

Borrowings under the DIP Credit Agreement bear interest at a rate based on the base rate (the Agent’s “prime rate”) plus 4.5%. If the DIP Debtors default on their obligations under the DIP Credit Agreement, the default rate of interest will be the rate otherwise in effect plus 2.00% per annum. In addition to interest, the DIP Debtors are required to pay a commitment fee of 0.50% per annum in respect of the unutilized commitments under the DIP Credit Agreement. The DIP Debtors will also pay a letter of credit fee equal to 6.00% per annum times the undrawn face amount of each letter of credit as well as a fronting fee of 0.125% per annum of the undrawn face amount of each letter of credit.

All of the obligations under the DIP Credit Agreement are secured by Fleetwood, the borrowers, and Fleetwood International Inc., all as debtors and debtors-in-possession, as well as Fleetwood Canada Ltd., a non-Debtor subsidiary of Fleetwood. In addition, the DIP Credit Agreement will be secured by super-priority liens on all of the assets of the borrowers and guarantors, which liens shall be senior to all other liens other than (i) a professional fee allowance and (ii) certain liens that were perfected prior to the Petition Date if (and only if) and only for so long as they are not avoided, disallowed or subordinated pursuant to the Bankruptcy Code or applicable non-bankruptcy law or otherwise set aside by the Bankruptcy Court.

The DIP Credit Agreement provides for certain financial and other covenants including, but not limited to, affirmative and negative covenants with respect to additional indebtedness, new liens, declaration or payment of dividends, sales of assets, acquisitions, loans, aggregate cash receipts, line item and aggregate cash expenditures, investments and compliance with the approved budget, among others. The DIP Credit Agreement also contains customary representations and warranties including, but not limited to, those relating to corporate existence, litigation, use of proceeds, ERISA, compliance with law, environmental matters and insurance. Subject to certain exceptions, the DIP Credit Agreement also requires certain mandatory prepayments of borrowings from the net proceeds of certain asset dispositions.

Subsequent to receiving interim approval for the DIP Credit Agreement, the Company failed to comply with one of the financial covenants regarding the amount of weekly receipts compared to the approved budget. This was caused by a timing delay in the collection of certain receivables. Fleetwood is in the process of attempting to obtain a waiver and amendment from the DIP Lenders, so it can continue to operate pursuant to a revised approved budget. Fleetwood is in discussions with the DIP Lenders regarding this matter, and also with regard to the financial covenants and a revised budget, and anticipates entering into a waiver and/or an amendment which would likely also modify the covenants. There can be no assurance, however, that Fleetwood will be able to obtain any such waiver or amendment.

The DIP Credit Agreement will mature, and all obligations owing thereunder will be due and payable, at the earliest to occur of: (i) October 31, 2009, (ii) the effective date of any confirmed plan or plans of reorganizations of the DIP Debtors in the Chapter 11 Cases, (iii) the date of termination of the facility, (iv) the date the DIP Credit Agreement is otherwise terminated in accordance with its terms, (v) the date that the revolving credit commitments are terminated or have expired, (vi) five business days after April 2, 2009 if the interim order has not been entered by the Bankruptcy Court by such date, (vii) 45 days following the Petition Date if the final order has not been entered by the Bankruptcy Court by such date, (viii) the date on which the interim order expires unless a final order shall have been entered and become effective by such date, (ix) the close of business on the first business day after the entry of the final order if the Agent’s fees have not been paid, (x) the date of entry of an order of the Bankruptcy Court confirming a plan of reorganization in any Chapter 11 Case that has not been consented to by the required lenders and fails to provide for payment in full in cash of all obligations under the DIP Credit Agreement and the other loan documents on the effective date of such plan, (xi) the date of the closing of a sale of all or substantially all of any DIP Debtor’s assets and (xii) if a plan of reorganization that has been consented to or provides payment in full in cash of all obligations under the DIP Credit Agreement and the other loan documents on the effective date of such plan has been confirmed by an order of the Bankruptcy Court, the earlier of the effective date of such plan of reorganization or the 60th day after the date of entry of such confirmation order. Payment under the DIP Credit Agreement may be accelerated following certain events of default if not cured within applicable grace periods including, but not limited to, dismissal of any of the Chapter 11 Cases or conversion to chapter 7 of the Bankruptcy Code, appointment of a trustee or examiner with enlarged powers, failure to make payments when due, noncompliance with covenants, breaches of representations and warranties and failure to reach certain benchmarks by the dates agreed with the Agent indicating reasonable progress towards a sale of the assets comprising either the Debtors’ manufactured homes division or substantially all of the non-idle assets (including the manufactured homes division) of Fleetwood and its subsidiaries.

Basis of Presentation

The American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”), which is applicable to companies in chapter 11, generally does not change the manner in which financial statements are prepared. The condensed consolidated financial statements have been prepared on a going-concern basis, which assumes continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. The Chapter 11 Cases create substantial doubt about Fleetwood’s ability to continue as a going concern. The accompanying consolidated financial statements do not reflect any adjustments relating to the recoverability of assets and the classification of liabilities that might result from the outcome of these uncertainties. In addition, a plan of reorganization could materially change the amounts and classifications reported in the consolidated financial statements which do not give effect to any adjustments to the carrying values of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.

Fleetwood’s continuation as a going concern is contingent upon, among other things, its ability (i) to maintain compliance with the DIP Credit Agreement described above, (ii) to reduce administrative, operating, and interest costs and liabilities through the bankruptcy process; (iii) to generate sufficient cash flow from operations; (iv) to achieve profitability; (v) to obtain confirmation of a plan of reorganization under the Bankruptcy Code; and (vi) to maintain its dealer network. An additional contingency to Fleetwood’s ability to remain a going concern is the availability of wholesale and retail credit to Fleetwood’s dealers at sustainable rates. In the event Fleetwood’s restructuring activities are not successful and it is required to liquidate, the Company will need to adopt the liquidation basis of accounting. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their estimated settlement amounts.

SOP 90-7 requires that the financial statements for periods subsequent to the filing of the Chapter 11 Cases distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the statements of operations beginning in the quarter ending April 26, 2009. The balance sheet must distinguish pre-petition liabilities subject to compromise from both those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. Cash provided by reorganization items must be disclosed separately in the statement of cash flows. Fleetwood adopted SOP 90-7 effective on March 10, 2009 and will segregate those items as outlined above for all reporting periods subsequent to such date. The consolidated financial statements have been prepared by Fleetwood according to the rules and regulations of the Securities and Exchange Commission. The accompanying financial statements consolidate the accounts of Fleetwood and its wholly owned subsidiaries and have been prepared on a going-concern basis. All significant intercompany balances and transactions have been eliminated. Certain amounts previously reported have been reclassified to conform to Fleetwood’s fiscal 2009 presentation.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure and reported amounts of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made in preparing these financial statements include accrued warranty costs, depreciable lives, insurance reserves, accrued postretirement healthcare benefits, legal reserves, repurchase reserves, the deferred tax asset valuation allowance, and the assumptions used to determine the expense recorded for share-based payments.

In the opinion of Fleetwood’s management, the accompanying consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the financial position at January 25, 2009, and the results of operations for the 13- and 39-week periods ended January 25, 2009 and January 27, 2008. The condensed consolidated financial statements do not include certain footnotes and financial information normally presented annually under U.S. generally accepted accounting principles and, therefore, should be read in conjunction with Fleetwood’s Annual Report on Form 10-K for the year ended April 27, 2008. Fleetwood’s businesses are seasonal and its results of operations for the 13- and 39-week periods ended January 25, 2009 and January 27, 2008, respectively, are not necessarily indicative of results for the full year.

Factors Affecting Comparability

As a result of the filing of the Chapter 11 Cases, Fleetwood is now periodically required to file various documents with (and provide certain information to) the Bankruptcy Court, including statements of financial affairs, schedules of assets and liabilities, and monthly operating reports in forms prescribed by federal bankruptcy law, as well as certain financial information on an unconsolidated basis. Such materials will be prepared according to requirements of federal bankruptcy law. While they accurately provide then-current information required under federal bankruptcy law, they are nonetheless unconsolidated, unaudited, and prepared in a format different from that used in Fleetwood’s financial statements filed under the securities laws. Accordingly, we believe that the substance and format do not allow meaningful comparison with our regular publicly disclosed financial statements. Moreover, the materials filed with the Bankruptcy Court are not prepared for the purpose of providing a basis for an investment decision relating to Fleetwood’s securities, or for comparison with other financial information filed with the Securities and Exchange Commission.

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

Non-Cash Financing Activities:

On December 12, 2008, Fleetwood completed an exchange offer, launched on October 30, 2008, to issue Fleetwood’s new 14% senior notes and shares of its common stock in a non-cash exchange for its existing $100 million principal amount of 5% convertible senior subordinated debentures. Approximately $79 million in aggregate principal amount of debentures were tendered and accepted in the exchange offer. Pursuant to the terms of the exchange offer, Fleetwood issued approximately $81.4 million in aggregate principal amount of its new 14% senior notes and 11 million shares of its common stock, the intrinsic value of which was approximately $1.4 million.

Additionally, holders of the debentures who did not tender into the aforementioned exchange offer were able to require the Company, as per the indenture governing the debentures, to repurchase the debentures with its stock. Approximately $19.9 million in aggregate principal amount of the 5% debentures were tendered, requiring Fleetwood in a non-cash transaction to issue approximately 121.8 million shares of its common stock, the intrinsic value of which was approximately $11.0 million. The total number of shares provided was based on a price of $0.163 per share, which represented 95% of the average of the volume-weighted average prices of the common stock during the relevant preceding 20-trading-day period.

Fair Value:

Fleetwood utilizes fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. Marketable investments are recorded at fair value on a recurring basis. Additionally, from time to time, Fleetwood may be required to record at fair value other assets on a nonrecurring basis. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets. Under SFAS 157, Fleetwood groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

Level 1	Valuation is based upon unadjusted quoted prices for identical instruments traded in active markets. Fleetwood carries more than half of its marketable investments at Level 1 fair value.

Level 2

Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market. Fleetwood carries the remainder of its marketable investments at Level 2 fair value.

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

The following table presents, for each of the fair value hierarchy levels required under SFAS No. 157, Fleetwood’s assets that are measured at fair value on a recurring basis at January 25, 2009:

	Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Amounts in millions)

Marketable investments	$25.7	$15.7	$10.0	$—

Realized gains on the sales of marketable investments are included in investment income. For the three months ended January 25, 2009 and January 27, 2008, there were $11,000 in realized gains and $7,000 in realized losses. For the nine months ended January 25, 2009 and January 27, 2008, there were $11,000 in realized gains and $10,000 in realized losses. Unrealized gains and losses on marketable investments are included in accumulated other comprehensive loss. For the three months ended January 25, 2009 and January 27, 2008, there was a net unrealized loss of $82,000, and $112,000, respectively. For the nine months ended January 25, 2009 and January 27, 2008, there was a net unrealized loss of $405,000 and $158,000, respectively.

Earnings Per Share:

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Stock options, restricted stock units, and convertible securities were determined to be anti-dilutive for the quarter ended January 25, 2009. The table below shows the components for the calculation of basic and diluted loss per share for the fiscal quarters January 25, 2009 and January 27, 2008 (amounts in thousands):

	13 Weeks Ended		39 Weeks Ended
	Jan. 25, 2009	Jan. 27, 2008	Jan. 25, 2009	Jan. 27, 2008

Basic and diluted -

Loss from continuing operations	$(108,480)	$(15,064)	$(193,038)	$(18,789)
Loss from discontinued operations	(410)	(1,293)	(1,655)	(1,127)

Net loss	$(108,890)	$(16,357)	$(194,693)	$(19,916)
Weighted average shares outstanding used for basic and diluted loss per share	135,228	64,255	93,330	64,219

Anti-dilutive securities outstanding for the three- and nine-month periods ended January 25, 2009 and January 27, 2008 are as follows (amounts in thousands):

	13 Weeks Ended		39 Weeks Ended
	Jan. 25, 2009	Jan. 27, 2008	Jan. 25, 2009	Jan. 27, 2008

Options	5,967	4,373	5,967	4,373
Restricted stock and restricted stock units	238	242	238	242
6% convertible subordinated debentures	3,104	3,104	3,104	3,104
5% convertible senior subordinated debentures	—	8,503	—	8,503

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

As described earlier in this Note 2 under Non-Cash Financing Activities, pursuant to the provisions in the Company’s 5% convertible senior subordinated debentures, the holders required the Company to repurchase the debentures. Additionally, the Company completed an exchange offer for the same instruments in which the Company provided common stock as part of the exchange. In the two non-cash transactions, the debentures were repurchased or exchanged and a total of 132.8 million shares of common stock were issued.

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

The net periodic postretirement benefit cost was not significant for either of the quarters ended January 25, 2009 and January 27, 2008. The total amount of employer’s contributions expected to be paid during the current fiscal year is $501,000.

Inventory Valuation:

Inventories are valued at the lower of cost (first-in, first-out) or market. Work in process and finished goods costs include materials, labor, and manufacturing overhead. Inventories consist of the following (amounts in thousands):

	Jan. 25, 2009	April 27, 2008
Manufacturing inventory -
Raw materials	$58,477	$88,798
Work in process	23,441	34,810
Finished goods	29,031	16,205

	$110,949	$139,813

Due to the Chapter 11 Cases and Fleetwood’s plan to cease the operations of the travel trailer business, Fleetwood has recorded impairments to write down certain components of its January 25, 2009 inventory balance

Property, Plant and Equipment, Net:

Property, plant and equipment is stated at cost, net of accumulated depreciation, and consists of the following (amounts in thousands):

	Jan. 25, 2009	April 27, 2008

Land	$12,617	$13,479
Buildings and improvements	222,456	234,472
Machinery and equipment	121,978	141,683
	357,051	389,634
Less accumulated depreciation	(228,121)	(243,061)

	$128,930	$146,573

Included in the above table as of January 25, 2009, were four idle plants that met the held-for-sale criteria under the applicable accounting guidance. As such, those facilities were recorded at the lower of their carrying value or their estimated fair value, less expected costs to sell. In aggregate, the four facilities’ carrying costs included in the amounts above were $1.5 million of land and land improvements and $9.3 million of buildings and building improvements. Of the four facilities that were classified as held for sale, three were manufactured housing plants and one was an RV supply plant.

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

Changes in Fleetwood’s product warranty liability are as follows (amounts in thousands):

	39 Weeks Ended
	Jan. 25, 2009	Jan. 27, 2008
Balance, beginning of period	$48,181	$63,481
Warranties issued and changes in the estimated liability during the period	26,773	36,710
Settlements made during the period	(38,347)	(45,033)

Balance, end of period	$36,607	$55,158

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

The difference between net loss and total comprehensive loss is shown below (amounts in thousands):

	13 Weeks Ended		39 Weeks Ended
	Jan. 25, 2009	Jan. 27, 2008	Jan. 25, 2009	Jan. 27, 2008

Net loss	$(108,890)	$(16,357)	$(194,693)	$(19,916)
Foreign currency translation gain	—	(4,383)	—	(3,805)
Unrealized gain (loss) on investments	(82)	(112)	(405)	(158)

Comprehensive loss	$(108,972)	$(20,852)	$(195,098)	$(23,879)

3)	Segment Information

Information with respect to operating segments is shown below (amounts in thousands):

	13 Weeks Ended		39 Weeks Ended
	Jan. 25, 2009	Jan. 27, 2008	Jan. 25, 2009	Jan. 27, 2008

REVENUES:

RV Group	$63,033	$242,965	$346,902	$905,782
Housing Group	67,191	96,643	289,639	390,651

	$130,224	$339,608	$636,541	$1,296,433
OPERATING INCOME (LOSS):

RV Group	$(49,500)	$(5,050)	$(115,278)	$(2,575)
Housing Group	(12,492)	(2,506)	(16,255)	8,101
Corporate and other	563	(2,412)	(4,968)	(5,672)

	$(61,429)	$(9,968)	$(136,501)	$(146)

4)	Other Operating (Income) Expense, net

Other operating (income) expense, net of $5.1 million for the quarter ended January 25, 2009 consisted of $3.7 million of impairment charges related to three housing facilities and one travel trailer facility, $2.8 million in restructuring costs related primarily to the consolidation of housing plants and reductions in the travel trailer division, offset by a $1.4 million gain from the sale of fixed assets. The prior-year amount consisted of $6.0 million in net gains from the sale of three idle housing facilities, three idle RV facilities, and the recognition of the accumulated foreign currency translation gains upon the substantial liquidation of the Company’s Canadian travel trailer operation, in accordance with SFAS No. 52, “Foreign Currency Translation.” The gains were partially offset by $600,000 in restructuring costs primarily related to corporate staff reductions in the travel trailer division.

For the nine-month period ended January 25, 2009, other operating expense, net of $11.9 million included approximately $5.0 million of impairment charges related to four housing facilities and one travel trailer facility and $8.1 million in restructuring costs, offset by a $1.2 million gain from the sale of fixed assets. Prior-year other operating income, net consisted of approximately $12.4 million of gains from the sale of idle facilities and the recognition of the accumulated foreign currency translation gain associated with the sale of the Company’s Canadian travel trailer operation, offset by $1.7 million of restructuring costs and $3.9 million of impairment charges.

5)	Income Taxes

The third-quarter tax provision consists primarily of an adjustment to increase the valuation allowance to account for the determination that the Company could no longer support the book value of the remaining deferred tax asset through available tax strategies. The prior-year third-quarter tax provision related primarily to state taxes.

At October 26, 2008 and April 27, 2008, Fleetwood had identified unrealized sources of income sufficient to support a deferred tax asset of $56.7 million. In the current quarter, as a result of uncertainties regarding management’s abilities to implement sufficient tax planning strategies and guidelines under Sec. 382 of the Internal Revenue Code, the Company has recorded a current federal and state income tax provision of $56.7 million to increase the valuation allowance on the remaining deferred tax asset. Companies are subject to a change of ownership test under Sec. 382 that, if met, limits the annual utilization of a company’s net operating loss carryforward. Fleetwood has determined that the transaction related to its redemption of the 5% debentures that occurred on December 16, 2008 meets the change of ownership test. Generally, under that section, Fleetwood’s annual limitation on the utilization of such deductions would be equal to the product of the applicable Federal published long-term tax exempt rate and the value of Fleetwood’s stock immediately before the ownership change. As a result, Fleetwood’s net operating losses, which arose prior to December 16, 2008, will be subject to an annual limitation of $0.62 million per year.

Fleetwood had a $4.9 million reserve for uncertain income tax positions as of January 25, 2009. Changes to the reserve during the nine months ended January 25, 2009 were not material. The net amount of $4.9 million, if recognized, would favorably affect Fleetwood’s effective tax rate. Included in the reserve was $1.3 million of interest and penalties related to uncertain tax positions. Fleetwood’s policy is to recognize interest and penalties accrued on uncertain tax positions as part of income tax expense.

Fleetwood strives to resolve open matters with each tax authority at the examination level and could reach agreement with them at any time. While Fleetwood has accrued for amounts it expects to be the results, the final outcome with a taxing authority may be a tax liability that is more or less than that reflected in the financial statements. Furthermore, Fleetwood may later decide to challenge any assessments, if made, and may exercise its right to appeal.

Unrecognized tax positions are reviewed quarterly and adjusted as events occur that affect potential liabilities for additional taxes, such as lapsing of applicable statutes of limitations, proposed assessments by taxing authorities, negotiations between such authorities, and identification of new issues and issuance of new legislation, regulations, or case law. Management believes that adequate taxes and related interest have been provided for any adjustments that may result from these uncertain tax positions.

The total liability for unrecognized tax benefits may change within the next 12 months due to either settlement of audits or expiration of statutes of limitations. Fleetwood estimates that it is reasonably possible that the liability for unrecognized tax benefits will decrease by approximately $1.4 million in the next 12 months as a result of normal statute expirations and anticipated settlements with taxing authorities. At January 25, 2009, Fleetwood has concluded all material U.S. federal income tax matters for all fiscal years through 2005. All material state and foreign income tax matters have been concluded through fiscal year 2004.

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

Assets and liabilities expected to be sold or extinguished as of the balance sheet date have been reclassified to current assets and liabilities from discontinued operations, respectively, and consist of the following:

			January 25, 2009	April 27, 2008
			(Amounts in thousands)
Current assets from discontinued operations:
Receivables			$—	$6,175
Inventories			—	8,904
Property, plant and equipment, net			—	5,857
Goodwill			—	—
Other assets			—	1,085
			—	22,021
Current liabilities from discontinued operations:
Accounts payable			—	2,931
Employee compensation			—	2,387
Product warranty			—	3,430
Other current liabilities			—	12,289
			$—	$21,037

Operating results of these businesses are classified as discontinued operations for all periods presented. Discontinued operations, net, consist of the following (amounts in thousands):

	13 Weeks Ended		39 Weeks Ended
	Jan. 25, 2009	Jan. 27, 2008	Jan. 25, 2009	Jan. 27, 2008

Sales	$—	$15,889	$1,826	$59,447
Income (loss) from discontinued operations:
Retail	(425)	(84)	(1,331)	(510)
Financial services	—	(3)	(1)	(11)
Folding trailers	15	(1,206)	(323)	(606)
Income (loss) from discontinued operations, net	$(410)	$(1,293)	$(1,655)	$(1,127)

Losses and other costs from discontinued operations in fiscal 2009 are not expected to be material.

Subsequent to quarter-end, in conjunction with the decision to file the Chapter 11 Cases, Fleetwood determined to close the travel trailer business and that closure was largely effected on March 9, 2009 when the Company terminated all of the related dealer agreements. As of April 1, 2009 all units that were in the production line were completed and the vast majority of the employees were terminated. Included within the third-quarter results are significant impairments to the quarter-end balances of raw materials, work in process and finished goods of approximately $7.2 million. Future wind-down costs associated with the closure are largely subject to the Chapter 11 Cases and are inherently difficult to predict and may ultimately be material. Travel trailer operations are not presented as discontinued operations in these financial statements since the decision to exit the business was made subsequent to quarter-end.

7)                                     Borrowings

Subsequent to the Company’s bankruptcy filing, on April 1, 2009, the Company entered into a DIP Credit Agreement to provide financing to the Company during its bankruptcy reorganization. Included below is historical information relating to the Prepetition Credit Agreement in place through the end of the third quarter of fiscal 2009. The terms of the prospective DIP Credit Agreement are included in Note 1.

The Prepetition Credit Agreement included restrictions regarding additional indebtedness, business operations, liens, guaranties, transfers and sales of assets, and transactions with subsidiaries or affiliates. The facility contained customary events of default that would permit the lenders to accelerate repayment of borrowings under the amended facility if not cured within applicable grace periods, including the failure to make timely payments under the amended facility or other material indebtedness and the failure to meet certain covenants.

During October 2008, in anticipation of the Company’s exchange offer discussed in Note 8, the credit facility was amended to eliminate the unamortized term loan commitments, and the then outstanding borrowings of $12.8 million were paid in full. Interest rates for several borrowing categories were also increased and loan commitments for the revolving credit facility were reduced from $160 million to $135 million. Fleetwood’s borrowing capacity was governed by the amount of a borrowing base, consisting primarily of inventories and accounts receivable and a real estate subfacility. Inventories and accounts receivable can fluctuate significantly and the borrowing base was revised weekly for changes in receivables and monthly for changes in inventory balances. On the first day of each fiscal quarter, the ability to borrow under the real estate subfacility was reduced by $375,000. As of January 25, 2009, the net borrowing capacity under the subfacility was $10.0 million.

There was no balance on the revolver as of January 25, 2009 and the borrowing base totaled $62.8 million. After consideration of outstanding borrowings and standby letters of credit of $62.2 million, unused borrowing capacity (availability) was approximately $600,000. Fleetwood could elect the applicable interest rate, based on variable rates dependent on either Bank of America’s prime rate or one-, two- or three-month LIBOR.

Under the Prepetition Credit Agreement, Fleetwood was subject to a springing financial performance covenant. The covenant only applied if either (a) average daily liquidity, defined as bank cash, cash equivalents, and unused borrowing capacity, fell below a prescribed minimum level of $45 million in any calendar month, or (b) liquidity fell below $25 million on any single day. Under the amended agreement, Fleetwood was also subject to a new separate covenant under which liquidity could not fall below $25 million on any three consecutive business days. During the quarter ended January 25, 2009, average daily liquidity for each calendar month reported by Fleetwood ranged from $37 million to $84 million. The amendment also reduced the total amount of real estate collateral held by the lenders from an approximate appraised value of $79 million to $58 million.

During the third quarter of fiscal 2009, Fleetwood was subject to the springing financial performance covenant because liquidity was below the required amount. The springing financial covenant was an adjusted cash gain/loss metric, measured quarterly and applied in arrears. Fleetwood was in compliance with its covenants during the third quarter, but would have failed certain of the covenant requirements subsequent to the filing of the Chapter 11 Cases. The filing of the Chapter 11 Cases caused a default under the Prepetition Credit Agreement (see Note 1).

As of April 27, 2008, a combined aggregate short-term balance outstanding under the revolver and the term loan stood at $7.3 million. An additional $14.9 million of the term loan was included in long-term borrowings as of April 27, 2008. There was no balance on the revolver or term loan as of January 25, 2009.

Borrowings were secured by receivables, inventory, and certain other assets, primarily real estate, and used for working capital and general corporate purposes. The $58 million of real estate pledged as security included excess (boot) collateral of $38 million. Under the Prepetition Credit Agreement, Fleetwood Enterprises, Inc. was a guarantor of the borrowings and letters of credit of its wholly owned subsidiary, Fleetwood Holdings, Inc.

In November 2008, the facility was amended to change the definition of the Company’s Minimum Liquidity covenant to require that liquidity should not be less than $25 million for a three-day consecutive period, amend the definition of the Company’s Borrowing Base to include cash collateral, and permit borrowing and liens against certain Life Insurance Policies, subject to some restrictions. The amendment also provided that when an amount was borrowed against the policies, the real estate subfacility was to be reduced by $2 million.

On August 22, 2008, Fleetwood generated $26.5 million of net cash from new mortgage financing collateralized by two operating properties. The borrowings bear interest at 9.95%, have a three-year term, and can be extended for up to an additional two years. As of January 25, 2009, approximately $27.2 million remained outstanding. The filing of Chapter 11 Cases represented an event of default for the mortgages.

8)                                     5% Convertible Senior Subordinated Debentures and 14% Senior Notes

The $100 million aggregate principal amount of 5% convertible senior subordinated debentures issued in December 2003 and due in 2023 provided the holders the ability to require Fleetwood to repurchase the debentures, in whole or in part, on December 15, 2008, December 15, 2013 and December 15, 2018. In view of the need to preserve cash in the face of the continuing deterioration in market conditions and the likelihood of losses and negative operating cash flows for the balance of fiscal 2009, in October 2008 Fleetwood launched a preemptive exchange offer in advance of the December 2008 due date to issue new 14% senior secured notes and shares of its common stock in a non-cash exchange for the existing $100 million principal amount of 5% convertible senior subordinated debentures.

Approximately $79 million in aggregate principal amount of debentures were tendered and accepted in the exchange offer. Pursuant to the terms of the exchange offer, Fleetwood issued approximately $81.4 million in aggregate principal amount of its new 14% senior secured notes and 11 million shares of its common stock.

Additionally, holders of the debentures who did not tender into the preemptive exchange offer were able to require the Company, as per the indenture governing the debentures, to repurchase the debentures with its stock. Approximately $19.9 million in aggregate principal amount of the 5% debentures were tendered, requiring Fleetwood in a non-cash transaction to issue approximately 121.8 million shares of its common stock. The total number of shares was based on a price of $0.163 per share, which represented 95% of the volume-weighted average prices of the common stock during the relevant preceding 20-trading-day period.

As of January 25, 2009, approximately $1.1 million and $81.4 million in aggregate principal amount of Fleetwood’s 5% convertible senior subordinated debentures and 14% senior secured notes, respectively, remained outstanding. As described in Note 1, the filing of the Chapter 11 Cases constituted an event of default or otherwise purported to trigger the acceleration of (or the right to accelerate) repayment obligations under the indentures governing the 5% convertible senior subordinated debentures and the 14% senior secured notes. As a result, the aggregate principal amounts of all outstanding 5% convertible senior subordinated debentures and 14% senior secured notes (including, but not limited to, any accrued and unpaid interest thereon) became (or may become) immediately due and payable, subject to the applicable provisions of the Bankruptcy Code. Any efforts by creditors to enforce these repayment obligations are stayed as a result of the Chapter 11 Cases and are subject to the applicable provisions of the Bankruptcy Code, and pursuant to SOP 90-7 the related liabilities continue to be shown on Fleetwood’s balance sheet as they would absent the acceleration of the repayment obligations.

The 14% Senior Notes have been recorded at their estimated fair value as of the date of the completion of the exchange offer of approximately $58.5 million. The difference between the fair value of the 14% Senior Notes and the book value of the 5% convertible debentures was recorded in Other, net less other period costs attributable to the transaction. The amount recorded on the balance sheet includes both accrued interest as well as the accretion of the original discount. Additionally, the Company capitalized approximately $4.1 million of debt issuance costs which are included in other assets.

The 14% Senior Notes due December 15, 2011 bear interest at a coupon rate of 14% consisting of 5% interest payable in cash and 9% pay-in-kind (“PIK Interest”). The notes are senior obligations of Fleetwood but are subordinated in right of payment to the obligations under Fleetwood’s secured credit facility; however, they do rank senior in right of payment to all other existing and future subordinated indebtedness of the guarantor subsidiaries. The Senior Notes have a first priority lien on approximately $20 million of unencumbered real estate and a second lien on approximately $58 million of real estate that was previously pledged as security to support the Company’s Prepetition Credit Agreement.

The Senior Notes are unconditionally guaranteed on a joint and several basis by Fleetwood’s subsidiaries that are borrowers or guarantors under its existing secured credit facility (“Guarantors”). Guarantors include substantially all existing, wholly owned subsidiaries of Fleetwood other than Fleetwood’s wholly owned insurance subsidiary, its subsidiary in Mexico, certain inactive subsidiaries and subsidiaries accounted for as discontinued operations.

The filing of the Chapter 11 Cases preserved our right to revisit the exchange offer relating to the issuance of our 14% senior secured notes and could lead to the Bankruptcy Court avoiding the exchange offer transaction. If the Bankruptcy Court enters a judgment or order avoiding the exchange offer, it could rescind the issuance of the 14% senior secured notes (including the pledge of assets as security therefore) and the holders of our 14% senior secured notes could be restored to their status as holders of 5% convertible senior subordinated debentures as if the exchange offer had not occurred.

9)                                     6% Convertible Subordinated Debentures

As discussed further in Fleetwood’s Annual Report on Form 10-K for fiscal 2008, Fleetwood owns a Delaware business trust that issued optionally redeemable convertible trust preferred securities that are convertible into shares of Fleetwood’s common stock. The combined proceeds from the sale of the securities and from the purchase by Fleetwood of the common shares of the business trust were tendered to Fleetwood in exchange for convertible subordinated debentures. These debentures represent the sole assets of the business trust and are presented as a long-term liability in the accompanying balance sheets.

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

As described in Note 1, the filing of the Chapter 11 Cases constituted an event of default or otherwise purported to trigger the acceleration of (or the right to accelerate) repayment obligations under the indenture governing the 6% convertible subordinated debentures. As a result, the aggregate principal amount of all outstanding 6% convertible subordinated debentures (including, but not limited to, any accrued and unpaid interest thereon) became (or may become) immediately due and payable, subject to the applicable provisions of the Bankruptcy Code. Any efforts by creditors to enforce this repayment obligation are stayed as a result of the Chapter 11 Cases and are subject to the applicable provisions of the Bankruptcy Code, and the related liabilities continue to be shown on Fleetwood’s balance sheet as they would absent the acceleration of the repayment obligation.

10)                              Commitments and Contingencies

Repurchase Commitments:

Producers of recreational vehicles and manufactured housing customarily enter into repurchase agreements with lending institutions that provide wholesale floorplan financing to independent dealers. Fleetwood’s agreements generally provide that, in the event of a default by a dealer in its obligation to these credit sources, Fleetwood will repurchase vehicles or homes sold to the dealer that have not been resold to retail customers. With most repurchase agreements, Fleetwood’s obligation ceases when the amount for which Fleetwood is contingently liable to the lending institution has been outstanding for more than 12, 18, or 24 months, depending on the terms of the agreement. The contingent liability under these agreements approximates the outstanding principal balance owed by the dealer for units subject to the repurchase agreement, less any scheduled principal payments waived by the lender. Although the maximum potential contingent repurchase liability approximated $99 million for inventory at manufactured housing dealers and $285 million for inventory at RV dealers as of January 25, 2009, the risk of loss is reduced by the potential resale value of any products that are subject to repurchase, and is spread over numerous dealers and financial institutions. The gross repurchase obligation will vary depending on the season and the level of dealer inventories.

Typically, the fiscal third quarter repurchase obligation is greater than other periods due to higher RV dealer inventories. The RV repurchase obligation is significantly more than the manufactured housing obligation due to a higher average cost per motor home and more units in dealer inventories. Past losses under these agreements have not been significant but generally increase during cyclical industry downturns. Given the tightening of credit standards by lenders, Fleetwood currently expects that repurchase activity will be higher than has historically been the case and it may be necessary to offer greater discounts in order to relocate such product to alternative dealers during current market conditions. To mitigate the potential repurchases, Fleetwood monitors the viability of its dealers through a combination of credit monitoring and dealer due diligence. In addition, Fleetwood’s sales teams are dedicated to increasing dealer points of distribution in new markets and replacing weaker dealers in existing markets. Further, to the extent dealers reduce their inventories, which they have been doing in recent months in both industries, Fleetwood’s overall exposure to repurchase agreements is likewise reduced. As a result of various factors, actual results could differ from the estimates used by management. Lender repurchase demands have been funded out of working capital. Through the first nine months of fiscal year 2009, Fleetwood repurchased product totaling $17.8 million and recorded a loss of $3.4 million compared to $1.7 million of repurchased product with a repurchase loss of $0.2 million for the same period in the prior year.

Additionally, on March 9, 2009, the Company terminated all of its travel trailer dealer agreements. The dealer agreements contained a provision that was triggered by the termination that requires the Company to repurchase dealer inventory (subject to certain restocking fees), if the dealer provides a written demand for such within 30 days from the effective date of the termination. Currently the Company has received a very minor number of such requests. However, such notices can be filed directly with bankruptcy court and the Company has not received information on the claims that have been filed in this manner. All such claims are stayed as a result of the Chapter 11 Cases.

Guarantees:

As part of the sale of Fleetwood’s manufactured housing retail business, there are currently approximately 42 leased manufactured housing retail locations assigned to the buyers. Although Fleetwood received indemnification from the assignees, if the assignees fail to make payments under the assigned leases, Fleetwood estimates its maximum potential obligation with respect to the assigned leases to be $5.3 million as of January 25, 2009. Fleetwood will remain contingently liable for such lease obligations for the remaining lease terms, which range from one month to six years. Additionally, Fleetwood provided a guaranty relative to certain other leases; the rent for those leases has been prepaid, but there are additional covenants under the leases whereby Fleetwood could become liable for additional amounts should the buyer default on their obligations.

Other:

As of January 25, 2009, Fleetwood was a party to five limited guarantees, aggregating $2.1 million of obligations of certain retailers to floorplan lenders and an additional unsecured guarantee of other obligations aggregating $1.0 million.

Fleetwood is also a party to certain guarantees that relate to its credit arrangements. These are more fully discussed in Note 11 of Fleetwood’s fiscal 2008 Annual Report on Form 10-K.

The liabilities attributed to the guarantees noted above were not material at January 25, 2009.

Legal Proceedings:

As described in Note 1 above, on March 10, 2009, the Debtors filed voluntary petitions for reorganization relief under the Bankruptcy Code in the Bankruptcy Court. The Chapter 11 Cases are being jointly administered under Fleetwood’s caption and case number, In re: Fleetwood Enterprises, Inc. et al., Chapter 11 Case No. 09-14254-MJ. The Debtors plan to continue to operate their businesses as “debtors-in-possession” under jurisdiction of the Bankruptcy Court and in accordance with applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

As part of the “first day” relief, Fleetwood obtained Bankruptcy Court approval for, among other things, payment of employee wage and benefit expenses, including those associated with its workers’ compensation programs that were incurred prior to the filing of the Chapter 11 Cases, and the continuation of certain sales incentive programs, warranty service, cash collateral, and cash management systems. The Bankruptcy Court also approved the Debtors’ proposed procedures for providing adequate assurance of future performance to utilities. In addition, Fleetwood was granted the use of cash collateral on an interim basis. Finally, by order of the Bankruptcy Court entered March 23, 2009, the Debtors obtained interim authorization to honor certain prepetition warranty and sales incentive obligations with respect to its motor home and manufactured housing operations. On March 24, 2009, the Debtors filed an additional motion seeking further relief to pay existing warranty and sales incentive obligations, which was granted by an order entered April 1, 2009.

An order approving the continuation of certain bonding arrangements and the entry into a new post-petition financing and bonding arrangement with respect to Fleetwood’s business of constructing military housing was entered by the Bankruptcy Court on March 23, 2009. Fleetwood also recently received authorization to pay certain prepetition claims of its common carriers and other claims related to goods and materials in transit by order of the Bankruptcy Court, entered March 25, 2009. Fleetwood also recently sought authorization to pay certain other prepetition claims of critical providers of goods and services to its recreational vehicles and manufactured housing businesses, for which relief was granted by order entered April 10, 2009.

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

Fleetwood has been named in several complaints, some of which are putative class actions, filed against manufacturers of travel trailers and manufactured homes supplied to the Federal Emergency Management Agency (FEMA) to be used for emergency living accommodations in the wake of Hurricane Katrina. The complaints, from numerous individual plaintiffs, were consolidated on November 5, 2007 in a case captioned In re FEMA Trailer Formaldehyde Products Liability Litigation, Case Number MDL 07-1873, in the United States District Court for the Eastern District of Louisiana. The complaints generally allege injury due to the presence of formaldehyde in the units for which the plaintiffs are seeking monetary damages. One bellwether trial against Fleetwood has been scheduled to commence on October 26, 2009. Fleetwood strongly disputes the allegations in these complaints, and intends to vigorously defend itself in all such matters.

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

11)                              Guarantor Condensed Consolidating Financial Statements

As described in Note 8, Fleetwood completed an exchange offer to issue 14% Senior Notes. The 14% Senior Notes are unconditionally guaranteed on a joint and several basis by Fleetwood’s subsidiaries that are borrowers or guarantors under its existing secured credit facility (“Guarantors”). Guarantors include substantially all existing, wholly owned subsidiaries of Fleetwood other than Fleetwood’s wholly owned insurance subsidiary, its subsidiary in Mexico, certain inactive subsidiaries, and subsidiaries accounted for as discontinued operations. The Guarantors also are borrowers under or unconditionally guarantee Fleetwood’s secured credit facility as described in Note 7. There are no significant restrictions under the guarantee on the ability of guarantor subsidiaries to obtain funds from other subsidiary guarantors by dividend or loan. Distributions from Fleetwood Holdings, Inc. and the other guarantor subsidiaries to Fleetwood are subject to certain restrictions under the agreements governing its secured credit facility.

The following condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 “Financial statements of guarantors and issuers of guaranteed securities registered or being registered.” Fleetwood accounts for investment in Fleetwood Holdings, Inc. and its subsidiaries under the equity method of accounting.

(DEBTOR-IN-POSSESSION as of March 10, 2009)

Condensed Consolidating Statement of Operations

(Amounts in thousands)

(Unaudited)

	13 Weeks Ended January 25, 2009
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$—	$130,224	$633	$(633)	$130,224
Cost of products sold	—	145,050	—	—	145,050
Gross profit (loss)	—	(14,826)	633	(633)	(14,826)

Operating expenses	—	44,161	(2,040)	(633)	41,488
Other operating (income) expense, net	—	5,115	—	—	5,115
	—	49,276	(2,040)	(633)	46,603

Operating loss	—	(64,102)	2,673	—	(61,429)

Other income (expense):
Investment income	—	349	207	—	556
Interest expense	—	(7,211)	—	—	(7,211)
Other, net	16,452	—	—	—	16,452
	16,452	(6,862)	207	—	9,797

Income (loss) from continuing operations	16,452	(70,964)	2,880	—	(51,632)
Provision for income taxes	(56,723)	(119)	(6)	—	(56,848)
Income (loss) from continuing operations before equity in income of consolidated subsidiaries	(40,271)	(71,083)	2,874	—	(108,480)

Equity loss from consolidated subsidiaries	(54,288)	—	—	54,288	—

Income (loss) after equity in losses of consolidated subsidiaries	(94,559)	(71,083)	2,874	54,288	(108,480)

Loss from discontinued operations, net	—	—	(410)	—	(410)

Net income (loss)	$(94,559)	$(71,083)	$2,464	$54,288	$(108,890)

(DEBTOR-IN-POSSESSION as of March 10, 2009)

Condensed Consolidating Statement of Operations

(Amounts in thousands)

(Unaudited)

	39 Weeks Ended January 25, 2009
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$—	$636,541	$3,749	$(3,749)	$636,541
Cost of products sold	—	597,716	—	—	597,716
Gross profit	—	38,825	3,749	(3,749)	38,825

Operating expenses	—	165,544	1,590	(3,749)	163,385
Other operating (income) expense, net	—	11,941	—	—	11,941
	—	177,485	1,590	(3,749)	175,326

Operating income (loss)	—	(138,660)	2,159	—	(136,501)

Other income (expense):
Investment income	—	1,644	601	—	2,245
Interest expense	—	(17,784)	—	—	(17,784)
Other, net	16,452	—	—	—	16,452
	16,452	(16,140)	601	—	913

Income (loss) from continuing operations	16,452	(154,800)	2,760	—	(135,588)
Provision for income taxes	(56,723)	(703)	(24)	—	(57,450)
Income (loss) from continuing operations before equity in income of consolidated subsidiaries	(40,271)	(155,503)	2,736	—	(193,038)

Equity income (loss) from consolidated subsidiaries	(140,091)	—	—	140,091	—
	(180,362)	(155,503)	2,736	140,091	(193,038)
Loss from discontinued operations, net	—	—	(1,655)	—	(1,655)

Net income (loss)	$(180,362)	$(155,503)	$1,081	$140,091	$(194,693)

(DEBTOR-IN-POSSESSION as of March 10, 2009)

Condensed Consolidating Statement of Operations

(Amounts in thousands)

(Unaudited)

	13 Weeks Ended January 27, 2008
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$—	$339,608	$1,558	$(1,558)	$339,608
Cost of products sold	—	292,438	—	—	292,438
Gross profit	—	47,170	1,558	(1,558)	47,170

Operating expenses	—	62,874	1,249	(1,558)	62,565
Other operating (income) expense, net	—	(5,427)	—	—	(5,427)
	—	57,447	1,249	(1,558)	57,138

Operating income (loss)	—	(10,277)	309	—	(9,968)

Other income (expense):
Investment income	—	873	314	—	1,187
Interest expense	—	(6,161)	—	—	(6,161)
	—	(5,288)	314	—	(4,974)

Income (loss) from continuing operations	—	(15,565)	623	—	(14,942)
Provision for income taxes	(118)	7,236	347	(7,587)	(122)
Income (loss) from continuing operations before equity in income of consolidated subsidiaries	(118)	(8,329)	970	(7,587)	(15,064)

Equity loss from consolidated subsidiaries	(16,239)	—	—	16,239	—
Income (loss) after equity in losses of consolidated subsidiaries	(16,357)	(8,329)	970	8,652	(15,064)

Loss from discontinued operations, net	—	—	(1,293)	—	(1,293)

Net loss	$(16,357)	$(8,329)	$(323)	$8,652	$(16,357)

(DEBTOR-IN-POSSESSION as of March 10, 2009)

Condensed Consolidating Statement of Operations

(Amounts in thousands)

(Unaudited)

	39 Weeks Ended January 27, 2008
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$—	$1,296,433	$4,689	$(4,689)	$1,296,433
Cost of products sold	—	1,096,368	—	—	1,096,368
Gross profit	—	200,065	4,689	(4,689)	200,065

Operating expenses	—	206,095	5,708	(4,689)	207,114
Other operating (income) expense, net	—	(6,903)	—	—	(6,903)
	—	199,192	5,708	(4,689)	200,211

Operating income (loss)	—	873	(1,019)	—	(146)

Other income (expense):
Investment income	—	2,770	956	—	3,726
Interest expense	—	(18,346)	—	—	(18,346)
	—	(15,576)	956	—	(14,620)

Income (loss) from continuing operations	—	(14,703)	(63)	—	(14,766)
Provision for income taxes	—	3,217	347	(7,587)	(4,023)
Income (loss) from continuing operations before equity in income of consolidated subsidiaries	—	(11,486)	284	(7,587)	(18,789)

Equity loss from consolidated subsidiaries	(19,916)	—	—	19,916	—
Income (loss) after equity in losses of consolidated subsidiaries	(19,916)	(11,486)	284	12,329	(18,789)

Loss from discontinued operations, net	—	—	(1,127)	—	(1,127)

Net loss	$(19,916)	$(11,486)	$(843)	$12,329	$(19,916)

(DEBTOR-IN-POSSESSION as of March 10, 2009)

Condensed Consolidating Balance Sheet

(Amounts in thousands)

(Unaudited)

	January 25, 2009
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$20,979	$22,650	$—	$(21,496)	$22,133
Marketable investments	462	—	24,763	—	25,225
Receivables	935	46,544	5	—	47,484
Inventories	1,227	109,722	—	—	110,949
Other current assets	825	15,582	818	—	17,225

Total current assets	24,428	194,498	25,586	(21,496)	223,016

Property, plant and equipment, net	3,175	125,755	—	—	128,930
Other assets	24,541	7,436	4,271	—	36,248
Investment in consolidated subsidiaries	42,020	—	—	(42,020)	—

Total assets	$94,164	$327,689	$29,857	$(63,516)	$388,194

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Accounts payable and bank overdraft	$1,481	$8,014	$21,498	$(21,496)	$9,497
Employee compensation and benefits	5,754	19,704	—	—	25,458
Product warranty reserves	—	25,534	—	—	25,534
Insurance reserves	—	10,806	—	—	10,806
Short-term borrowings	—	145	—	—	145
Other current liabilities	19,066	32,587	657	—	52,310

Total current liabilities	26,301	96,790	22,155	(21,496)	123,750

Deferred compensation and retirement benefits	11,967	—	—	—	11,967
Product warranty reserves	—	11,073	—	—	11,073
Insurance reserves	1,699	5,946	22,555	—	30,200
14% senior notes	60,054	—	—	—	60,054
6% convertible subordinated debentures	160,142	—	—	—	160,142
Other long-term borrowings	1,069	27,785	—	—	28,854
Intercompany payable (receivable)	(125,315)	39,981	85,334	—	—
Other non-current liabilities	5,189	3,907	—	—	9,096

Total liabilities	141,106	185,482	130,044	(21,496)	435,136

Commitments and contingencies
Shareholders’ equity:
Preferred stock	—	—	—	—	—
Common stock	2,092	1,708	572	(2,280)	2,092
Additional paid-in capital	623,095	124,777	333,717	(458,494)	623,095
Retained earnings (accumulated deficit)	(670,900)	15,722	(433,850)	418,128	(670,900)
Accumulated other comprehensive loss	(1,229)	—	(626)	626	(1,229)
	(46,942)	142,207	(100,187)	(42,020)	(46,942)
Total liabilities and shareholders’ equity	$94,164	$327,689	$29,857	$(63,516)	$388,194

(DEBTOR-IN-POSSESSION as of March 10, 2009)

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

(DEBTOR-IN-POSSESSION as of March 10, 2009)

Condensed Consolidating Statement of Cash Flows

(Amounts in thousands)

(Unaudited)

	39 Weeks Ended January 25, 2009
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) after equity in losses of consolidated subsidiaries	$(180,362)	$(155,503)	$2,736	$140,091	$(193,038)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation expense	—	11,185	—	—	11,185
Amortization of financing costs	—	2,095	—	—	2,095
Stock-based compensation expense	—	2,118	—	—	2,118
Loss on sale of property, plant and equipment	—	(1,103)	—	—	(1,103)
Asset impairment	—	17,880	—	—	17,880
Gain on exchange of 5% convertible debentures	(16,452)	—	—	—	(16,452)
Amortization of note discount	727	—	—	—	727
Equity in earnings of consolidated subsidiaries	140,091	—	—	(140,091)	—
Deferred taxes	56,722	—	—	—	56,722
Changes to assets and liabilities—
Receivables	782	53,483	(3)	—	54,262
Inventories	(230)	16,264	—	—	16,034
Other assets	16,805	(16,272)	(155)	—	378
Other liabilities	(10,345)	(31,660)	18,599	(21,496)	(44,902)
Net cash used in operating activities	7,738	(101,513)	21,177	(21,496)	(94,094)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and sales of investments, net	—	—	(565)	—	(565)
Purchases of property, plant and equipment	—	(3,858)	—	—	(3,858)
Proceeds from sales of property, plant and equipment	—	6,290	—	—	6,290
Change in restricted cash	16,790	—	—	—	16,790
Net cash provided by investing activities	16,790	2,432	(565)	—	18,657

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net	38,471	—	—	—	38,471
Changes in short-term borrowings	—	(4,522)	—	—	(4,522)
Borrowings of long-term debt	—	26,645	—	—	26,645
Payments made on long-term debt	—	(20,615)	—	—	(20,615)
Advances to affiliates	(64,644)	86,527	(21,883)	—	—
Net cash provided by financing activities	(26,173)	88,035	(21,883)	—	39,979

Net cash used in discontinued operations	—	—	(671)	—	(671)

Net change in cash and cash equivalents	(1,645)	(11,046)	(1,942)	(21,496)	(36,129)
Cash and cash equivalents at beginning of period	22,624	33,696	1,942	—	58,262
Cash and cash equivalents at end of period	$20,979	$22,650	$—	$(21,496)	$22,133

(DEBTOR-IN-POSSESSION as of March 10, 2009)

Condensed Consolidating Statement of Cash Flows

(Amounts in thousands)

(Unaudited)

	39 Weeks Ended January 27, 2008
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) after equity in losses of consolidated subsidiaries	$(19,916)	$(11,486)	$284	$12,329	$(18,789)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation expense	—	13,971	—	—	13,971
Amortization of financing costs	—	1,119	—	—	1,119
Stock-based compensation expense	—	2,633	—	—	2,633
Gain on sale of property, plant and equipment	—	(12,469)	—	—	(12,469)
Asset impairment	—	3,875	—	—	3,875
Equity in earnings of consolidated subsidiaries	19,916	—	—	(19,916)	—
Deferred taxes	(22,021)	26,153	(1,319)	—	2,813
Changes to assets and liabilities—
Receivables	437	4,967	—	—	5,404
Inventories	(99)	(9,460)	—	—	(9,559)
Other assets	7,452	(424)	1,374	—	8,402
Other liabilities	(4,053)	(48,829)	20,766	(20,884)	(53,000)
Net cash used in operating activities	(18,284)	(29,950)	21,105	(28,471)	(55,600)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and sales of investments, net	—	—	(945)	—	(945)
Purchases of property, plant and equipment	—	(5,226)	—	—	(5,226)
Proceeds from sales of property, plant and equipment	—	26,960	—	—	26,960
Net cash provided by investing activities	—	21,734	(945)	—	20,789

CASH FLOWS FROM FINANCING ACTIVITIES:
Changes in short-term borrowings	—	813	—	—	813
Borrowings of long-term debt	—	3,928	—	—	3,928
Payments made on long-term debt	—	(3,719)	—	—	(3,719)
Advances to affiliates	872	—	—	—	872
Proceeds from exercise of stock options	23,756	(10,350)	(20,993)	7,587	—
Net cash provided by financing activities	24,628	(9,328)	(20,993)	7,587	1,894

Net cash provided by discontinued operations	—	—	617	—	617

Foreign currency translation adjustment	—	261	—	—	261
Net change in cash and cash equivalents	6,344	(17,283)	(216)	(20,884)	(32,039)
Cash and cash equivalents at beginning of period	11,533	40,378	216	—	52,127
Cash and cash equivalents at end of period	$17,877	$23,095	$—	$(20,884)	$20,088

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Subsequent Event - Chapter 11 Reorganization

On March 10, 2009, Fleetwood and certain of its direct and indirect subsidiaries (collectively with Fleetwood, the “Debtors”) filed voluntary petitions for reorganization relief under the provisions of chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Central District of California, Riverside Division (the “Bankruptcy Court”). The Debtors’ chapter 11 cases (the “Chapter 11 Cases”) are being jointly administered under Fleetwood’s caption and case number, In re: Fleetwood Enterprises, Inc. et al., Chapter 11 Case No. 09-14254-MJ. The Debtors plan to continue to operate their businesses as “debtors-in-possession” under jurisdiction of the Bankruptcy Court and in accordance with applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

As part of the “first day” relief, Fleetwood obtained Bankruptcy Court approval for, among other things, payment of certain employee wage and benefit expenses, including those associated with its workers’ compensation programs that were incurred prior to the filing of the Chapter 11 Cases, and the continuation of certain sales incentive programs, warranty service, cash collateral, and cash management systems. The Bankruptcy Court also approved the Debtors’ proposed procedures for providing adequate assurance of future performance to utilities. In addition, Fleetwood was granted the use of cash collateral on an interim basis. Finally, by order of the Bankruptcy Court entered March 23, 2009, the Debtors obtained interim authorization to honor certain prepetition warranty and sales incentive obligations with respect to its motor home and manufactured housing operations. On March 24, 2009, the Debtors filed an additional motion seeking further relief to pay additional warranty and sales incentive obligations, which was granted by an order entered April 1, 2009.

An order approving the continuation of certain bonding arrangements and the entry into a new post-petition financing and bonding arrangement with respect to Fleetwood’s business of constructing military housing was entered by the Bankruptcy Court on March 23, 2009. Fleetwood also recently received authorization to pay certain prepetition claims of its common carriers and other claims related to goods and materials in transit by order of the Bankruptcy Court, entered March 25, 2009. Fleetwood also recently sought authorization to pay certain other prepetition claims of critical providers of goods and services to its recreational vehicles and manufactured housing businesses, for which relief was granted by order entered April 10, 2009.

With Bankruptcy Court approval, it is likely that Fleetwood will seek to consummate strategic sales of assets, including its manufactured housing and motor home divisions. There can be no assurance that any such sales will be consummated on terms favorable to Fleetwood, or at all, and any such sales would be subject to Bankruptcy Court approval.

The filing of the Chapter 11 Cases preserved our right to revisit the exchange offer relating to the issuance of our 14% senior secured notes and could lead to the Bankruptcy Court avoiding the exchange offer transaction. If the Bankruptcy Court enters a judgment or order avoiding the exchange offer, it could rescind the issuance of the 14% senior secured notes (including the pledge of assets as security therefore) and the holders of our 14% senior secured notes could be restored to their status as holders of 5% convertible senior subordinated debentures as if the exchange offer had not occurred.

The Chapter 11 Cases also facilitated the closing of Fleetwood’s travel trailer division, which had incurred operating losses of $65.3 million in 2007 and $16.8 million in 2008. While the financial progress was obviously substantial and the product offering had improved, current market conditions proved too severe to continue the turnaround.

Additional information concerning certain risks and uncertainties related to the Chapter 11 Cases is contained under Item 1A of Part II of this Quarterly Report on Form 10-Q.

Subsequent Event – DIP Credit Agreement

On April 1, 2009, certain of the Debtors (collectively the “DIP Debtors”), including Fleetwood as a guarantor, entered into a Fourth Amended and Restated Senior Secured Super-Priority Debtor-in-Possession Credit Agreement (as the same may be amended, restated, supplemented, or otherwise modified from time to time pursuant to the terms thereof, the “DIP Credit Agreement”) among the DIP Debtors, Bank of America, N.A., as administrative agent for the lenders party thereto (the “Agent”) and the lenders from time to time party thereto (the “DIP Lenders”). The DIP Credit Agreement amends and restates the DIP Debtors’ prepetition secured credit agreement (the “Prepetition Credit Agreement”). The agreement received interim approval by the Bankruptcy Court on April 1, 2009, but remains subject to final approval by the Bankruptcy Court at a hearing scheduled for April 21, 2009.

Certain modifications to the Prepetition Credit Agreement that are reflected in the DIP Credit Agreement include, but are not limited to, (i) the maximum revolver amount has been reduced from up to $135 million to $80 million, (ii) the financial covenants were modified to provide for testing of cash receipts and expenditures in the aggregate and line item cash expenditures, (iii) security over additional real estate assets has been added, (iv) a super-priority administrative claim with respect to the obligations under the DIP Credit Agreement and related loan documents has been granted, (v) the determination of the eligible real estate portion of the borrowing base has been modified, (vi) consent of the required lenders (lenders representing more than 80% of the total commitment or, if Agent’s share is 35.5% or less, more than 66 2/3% of the total commitment) is now needed for most modifications and waivers rather than consent of the majority lenders, (vii) there is no longer the option for LIBOR loans and the interest rates have been modified and (viii) certain representations, warranties, reporting and notice requirements and events of default have been added to address the Chapter 11 Cases and to reflect the fact that Fleetwood and certain of its direct and indirect subsidiaries are Debtors.

The DIP Credit Agreement provides for, among other things (i) the assumption by the DIP Debtors of their obligations under the Prepetition Credit Agreement, including an assumption and reaffirmation of all letters of credit existing under the Prepetition Credit Agreement and (ii) senior secured super-priority post-petition extensions of credit in an aggregate principal amount not to exceed $80 million, which shall include a $65 million sub-limit for letters of credit (including the assumed letters of credit) and related credit support. The commitment is subject to reduction in accordance with the terms of the DIP Credit Agreement. Extensions of credit under the DIP Credit Agreement are each subject to a borrowing base derived from a formula based on certain eligible inventory plus certain eligible receivables, certain eligible cash collateral and a certain amount attributable to real property of the DIP Debtors, less reserves that may be established by the Agent.

Borrowings under the DIP Credit Agreement bear interest at a rate based on the base rate (the Agent’s “prime rate”) plus 4.5%. If the DIP Debtors default on their obligations under the DIP Credit Agreement, the default rate of interest will be the rate otherwise in effect plus 2.00% per annum. In addition to interest, the DIP Debtors are required to pay a commitment fee of 0.50% per annum in respect of the unutilized commitments under the DIP Credit Agreement. The DIP Debtors will also pay a letter of credit fee equal to 6.00% per annum times the undrawn face amount of each letter of credit as well as a fronting fee of 0.125% per annum of the undrawn face amount of each letter of credit.

All of the obligations under the DIP Credit Agreement are secured by Fleetwood, the borrowers, and Fleetwood International Inc., all as debtors and debtors-in-possession, as well as Fleetwood Canada Ltd., a non-Debtor subsidiary of Fleetwood. In addition, the DIP Credit Agreement will be secured by super-priority liens on all of the assets of the borrowers and guarantors, which liens shall be senior to all other liens other than (i) a professional fee allowance and (ii) certain liens that were perfected prior to the Petition Date if (and only if) and only for so long as they are not avoided, disallowed or subordinated pursuant to the Bankruptcy Code or applicable non-bankruptcy law or otherwise set aside by the Bankruptcy Court.

The DIP Credit Agreement provides for certain financial and other covenants including, but not limited to, affirmative and negative covenants with respect to additional indebtedness, new liens, declaration or payment of dividends, sales of assets, acquisitions, loans, aggregate cash receipts, line item and aggregate cash expenditures, investments and compliance with the approved budget, among others. The DIP Credit Agreement also contains customary representations and warranties including, but not limited to, those relating to corporate existence, litigation, use of proceeds, ERISA, compliance with law, environmental matters and insurance. Subject to certain exceptions, the DIP Credit Agreement also requires certain mandatory prepayments of borrowings from the net proceeds of certain asset dispositions.

Subsequent to receiving interim approval for the DIP Credit Agreement, the Company failed to comply with one of the financial covenants regarding the amount of weekly receipts compared to the approved budget. This was caused by a timing delay in the collection of certain receivables. Fleetwood is in the process of attempting to obtain a waiver and an amendment from the DIP Lenders, so it can continue to operate pursuant to a revised approved budget. Fleetwood is in discussions with the DIP Lenders regarding this matter, and also with regard to the financial covenants and a revised budget, and anticipates entering into a waiver and/or an amendment which would likely also modify the covenants. There can be no assurance, however, that Fleetwood will be able to obtain any such waiver or amendment.

The DIP Credit Agreement will mature, and all obligations owing thereunder will be due and payable, at the earliest to occur of: (i) October 31, 2009, (ii) the effective date of any confirmed plan or plans of reorganizations of the DIP Debtors in the Chapter 11 Cases, (iii) the date of termination of the facility, (iv) the date the DIP Credit Agreement is otherwise terminated in accordance with its terms, (v) the date that the revolving credit commitments are terminated or have expired, (vi) five business days after April 2, 2009 if the interim order has not been entered by the Bankruptcy Court by such date, (vii) 45 days following the Petition Date if the final order has not been entered by the Bankruptcy Court by such date, (viii) the date on which the interim order expires unless a final order shall have been entered and become effective by such date, (ix) the close of business on the first business day after the entry of the final order if the Agent’s fees have not been paid, (x) the date of entry of an order of the Bankruptcy Court confirming a plan of reorganization in any Chapter 11 Case that has not been consented to by the required lenders and fails to provide for payment in full in cash of all obligations under the DIP Credit Agreement and the other loan documents on the effective date of such plan, (xi) the date of the closing of a sale of all or substantially all of any DIP Debtor’s assets and (xii) if a plan of reorganization that has been consented to or provides payment in full in cash of all obligations under the DIP Credit Agreement and the other loan documents on the effective date of such plan has been confirmed by an order of the Bankruptcy Court, the earlier of the effective date of such plan of reorganization or the 60th day after the date of entry of such confirmation order. Payment under the DIP Credit Agreement may be accelerated following certain events of default if not cured within applicable grace periods including, but not limited to, dismissal of any of the Chapter 11 Cases or conversion to chapter 7 of the Bankruptcy Code, appointment of a trustee or examiner with enlarged powers, failure to make payments when due, noncompliance with covenants, breaches of representations and warranties and failure to reach certain benchmarks by the dates agreed with the Agent indicating reasonable progress towards a sale of the assets comprising either the Debtors’ manufactured homes division or substantially all of the non-idle assets (including the manufactured homes division) of Fleetwood and its subsidiaries.

Factors Affecting Comparability

As a result of the filing of the Chapter 11 Cases, we are now periodically required to file various documents with (and provide certain information to) the Bankruptcy Court, including statements of financial affairs, schedules of assets and liabilities, and monthly operating reports in forms prescribed by federal bankruptcy law, as well as certain financial information on an unconsolidated basis. Such materials will be prepared according to requirements of federal bankruptcy law. While they accurately provide then-current information required under federal bankruptcy law, they are nonetheless unconsolidated, unaudited, and prepared in a format different from that used in our financial statements filed under the securities laws. Accordingly, we believe that the substance and format do not allow meaningful comparison with our regular publicly disclosed financial statements. Moreover, the materials filed with the Bankruptcy Court are not prepared for the purpose of providing a basis for an investment decision relating to our securities, or for comparison with other financial information filed with the Securities and Exchange Commission.

Basis of Presentation

The American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”), which is applicable to companies in Chapter 11, generally does not change the manner in which financial statements are prepared. The condensed consolidated financial statements have been prepared on a going-concern basis, which assumes continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. The Chapter 11 Cases create substantial doubt about Fleetwood’s ability to continue as a going concern. The accompanying consolidated financial statements and related schedules do not reflect any adjustments relating to the recoverability of assets and the classification of liabilities that might result from the outcome of these uncertainties. In addition, a plan of reorganization could materially change the amounts and classifications reported in the consolidated financial statements which do not give effect to any adjustments to the carrying values of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.

Fleetwood’s continuation as a going concern is contingent upon, among other things, its ability (i) to maintain compliance with the DIP Credit Agreement described above, (ii) to reduce administrative, operating and interest costs and liabilities through the bankruptcy process; (iii) to generate sufficient cash flow from operations; (iv) to achieve profitability; (v) to obtain confirmation of a plan of reorganization under the Bankruptcy Code and (vi) to maintain its dealer network and that the dealers will continue to have adequate wholesale and retail credit available to them at sustainable rates. In the event Fleetwood’s restructuring activities are not successful and it is required to liquidate, additional significant adjustments will be necessary in the carrying value of assets and liabilities, the revenues and expenses reported and the balance sheet classifications used.

Overview

We are one of the nation’s leaders in the production of both motor homes and factory-built housing. We also operate two supply companies that provide components for the motor home and housing operations, while also generating outside sales.

Our business began in 1950 as a California corporation producing travel trailers and quickly evolved to the production of what are now termed manufactured homes. We re-entered the recreational vehicle business with the acquisition of a travel trailer operation in 1964. The present company was reincorporated in Delaware in 1977. Our manufacturing activities are conducted in 10 states within the United States. We distribute our manufactured products primarily through a network of independent dealers throughout the U.S. and Canada.

Fleetwood formerly operated a folding trailer division, Fleetwood Folding Trailers, Inc. On April 15, 2008, the folding trailer business was designated as “held for sale” and accounted for as a discontinued operation beginning in the fourth quarter of fiscal 2008. The folding trailer business was subsequently sold on May 12, 2008. Additionally, Fleetwood operated a travel trailer division and subsequent to quarter-end, in conjunction with the decision to file the Chapter 11 Cases, Fleetwood determined to close the travel trailer business and that closure was largely effected on March 9, 2009 when the Company terminated all of the related dealer agreements. Travel trailer operations are not presented as discontinued operations in these financial statements since the decision to exit the business was made subsequent to quarter-end.

As described immediately below and in “Business Outlook,” both the recreational vehicle and the manufactured housing industries have been severely affected by the fallout from the housing crisis, including limitations in availability of retail and wholesale financing, unfavorable financing terms, and declining consumer confidence.

Recreational Vehicles

The RV Group manufactures recreational vehicles and consisted of the motor home and travel trailer divisions. In fiscal 2008, we sold 18,730 recreational vehicles. In calendar year 2008, we had a 16.2% share of the motor home market and a 4.1% share of the travel trailer retail market.

The recreational vehicle markets are both cyclical and seasonal and are also highly competitive. Product demand is sensitive to changes in consumer confidence, which is influenced by global tensions, employment statistics, volatile fuel prices, changing interest rates, stock market performance, and availability of financing in general, among other factors.

The motor home market decline over the last three years was initially caused by volatile fuel prices and declining consumer confidence and then was exacerbated by the credit crunch. The decline accelerated during the course of the first quarter of fiscal 2009. In addition, as a result of soft retail demand, dealers have been reducing their inventories leading to an industry-wide contraction of wholesale demand and, in turn, manufacturing capacity. In October, we announced that our Pennsylvania motor home plant would be consolidated into our Indiana plant, which had previously built only diesel motor homes. Our overall market share has declined slightly due to a particularly steep decline in the sales of the higher-priced Class A products, where we have an industry-leading position. An increase in our market share in calendar 2008 for the smaller, more fuel-efficient Class C products partially offset this trend.

The travel trailer market has also experienced weakness and has become increasingly competitive, as dealers seek to reduce inventory levels and purge previous model-year units. In recent years, our travel trailer market share had been in a steady decline in the face of increased competition and product lines that were less competitive in terms of features and price. Many of these issues resulted from a shift toward a more centralized, functional organizational structure that caused management to be less focused and less entrepreneurial. Over the last three years, we had renewed our focus on product and undertaken a major restructuring of the division, which included a more decentralized organization, the closure of several manufacturing facilities in calendar 2007 and the November 2008 announcement of two additional plant consolidations. Despite these positive moves, we determined that current market conditions were too severe to continue the turnaround and we announced the closure of the division on March 9, 2009, just prior to filing the Chapter 11 Cases.

Despite the very difficult current market environment, favorable demographics suggest that sustainable growth in the number of RV buyers will likely be realized in the future as baby boomers reach the age brackets that historically have accounted for the bulk of retail RV sales. Additionally, in recent years, younger buyers have shown greater interest in the RV lifestyle. In the near term, these trends will be overshadowed by current economic trends and outlook.

Housing

The Housing Group consists of manufacturing operations that design and produce factory-built manufactured homes in accordance with federal HUD-Code regulations and, to a lesser extent, factory-built modular homes in accordance with the same state or local building codes that are used in conventional site-built homes. In fiscal 2008, we shipped 12,337 manufactured homes, and were the second largest producer of HUD-Code homes in the United States in terms of retail units sold to end customers. In calendar year 2008, we had an 11.5% share of the manufactured housing wholesale market. In late fiscal 2007, we introduced our Trendsetter division, which builds modular housing from a manufacturing location in Texas, primarily supplying military housing on a contractual basis as a subcontractor.

Improvements in engineering and design as well as efficiencies in production techniques continue to position manufactured and modular homes as viable options in meeting the demand for affordable housing in new markets, such as suburban tracts and military sites, as well as in existing markets such as rural areas and manufactured housing communities and parks. The markets for affordable factory-built housing are very competitive as well as both cyclical and seasonal. The industry is most affected by the availability of financing, general economic conditions, and consumer confidence. The manufactured housing market has experienced a steep decline that began in 1999, hitting a 54-year low in shipments in 2008. During the 1990s, growth was fueled, in part, by liberal credit standards and by lenders eager to participate in a growing market. The majority of manufactured housing loans at the time were chattel, or personal property financing, secured only by the home and not by the underlying land on which the home was sited. The growth trend quickly reversed when borrower default and repossession rates soared, causing industry shipments to fall dramatically. Shipments have continued to decline over the past several years due in part to limited availability of retail financing and until recently competition from subprime financing of site-built housing. Due to the scarcity of chattel financing nationwide, the industry has trended toward more “land and home” or conventional mortgage-type financing.

Interest rates for the financing of manufactured homes are generally higher and the terms of loans shorter than for site-built homes. In addition, manufactured housing lenders have maintained conservative lending practices in recent years and some lenders have stopped extending loans to manufactured home buyers altogether. This has had the effect of making financing for manufactured homes more expensive and even more difficult to obtain relative to site-built homes, which, until recently, had enjoyed a period of sustained low interest rates and liberal lending practices. Lender reaction to the turmoil in the subprime sector of site-built home financing may ultimately redress the balance to be less unfavorable for manufactured housing borrowers than it has been for the several years. However, in the near term, an oversupply of new conventional homes and foreclosures has actually increased competition with our products.

Business Outlook

Recreational Vehicles

Industry conditions in calendar 2008 were adversely affected by financial turmoil initiated by the housing crisis and rising fuel prices, resulting in tighter lending practices, diminished home equity values, and declining consumer confidence. More recently, several floorplan lenders have tightened lending terms and have increased dealer borrowing costs, which may potentially limit floorplan financing for some dealers. Continued deterioration of these conditions resulted in greater-than-anticipated market declines in calendar year 2008. Motor home and travel trailer wholesale shipments in December this year declined 73.5% from this same month last year to 5,300 RVs according to the December Recreation Vehicle Industry Association’s survey of manufacturers, bringing the year-to-date total for 2008 to 211,500 units. This was the 17th consecutive monthly decline and the lowest total for all RV shipments since 1990. Motor home retail sales for the industry were off by 41.6% for the calendar year 2008. Also, for the last three months of the calendar year industry retail sales fell by 55% from the comparable period in the prior year. Industry wholesale shipments for the same period fell 75%, substantiating that dealers are not reordering on a one-for-one basis when motor homes are sold at retail. We anticipate continued weakness in all segments at least for the balance of calendar year 2009. Most of the weakness is occurring in the higher-end Class A and mid-priced Class C segments. Travel trailer industry retail sales for the October through December period were down by 36.2%; however, dealers have been reducing their inventories in the face of economic uncertainty, and, as a result, industry wholesale shipments declined by 63% for the same period. Given lenders’ tightening of credit standards on dealers, Fleetwood currently expects that lender repurchase activity will be higher than has historically been the case and it may be necessary to offer greater discounts in order to relocate such product to alternative dealers during current market conditions.

Our retail overall market position in motor homes has declined slightly from 16.4% to 16.2% for the calendar year 2008, which management believes was due to aggressive discounting by competitors that appear to have overproduced inventory. We have experienced market share growth in the Class C market to a level of 12.7% for the calendar year 2008 compared to 9.8% in the equivalent period in 2007 due to recently introduced lower-priced and fuel-efficient products. For some time in this depressed market, we have been operating with excess capacity at our three motor home plants. However, with the prospect of sustained weakness in the economy and the continuation of tight lending conditions, we made the decision in October 2008 to consolidate our Pennsylvania operations into our largest factory in Indiana.

We expect that any improvement in motor home demand will be limited until the overall market conditions improve, dealers sell down their inventories of older model-year products, and the climate for both wholesale and retail lending improves. Based on past trends, if fuel prices stabilize, consumer confidence recovers, and credit availability improves, we would expect to see a rebound in sales from dealers ordering units for stock and would expect to benefit from our ability to ramp up production in an industry with less capacity than before. We expect difficult current market conditions to be exacerbated by the conservative operations of our motor home dealers with regard to purchases of Fleetwood products, as well as lenders operating conservatively relative to lending on Fleetwood products, while they monitor our progress toward a sale of the business.

A longer-term positive outlook for the recreational vehicle industry is supported by favorable demographics, as baby boomers reach the age brackets that historically have accounted for the bulk of retail RV sales, and an increase in interest in the RV lifestyle among both older and younger segments of the population than have traditionally participated.

Housing

Many of the factors that have historically affected manufactured housing volumes have been in flux recently. Industry shipments for the calendar year 2008 were down 14.5% to a 54-year low point for the industry, with most states reporting year-over-year declines, while a pronounced weakness in traditionally strong manufactured housing markets persists. Generally, the manufactured housing market continues to be adversely affected by more costly and increasingly restrictive retail and wholesale financing, aggravated by lenders who are exiting these businesses; pronounced weakness in traditional retirement markets caused by the overall housing market slump; and competition from foreclosures and an excess supply of homes from conventional builders. Over the longer-term, sales of manufactured homes as a percentage of total sales of new single-family homes could rise from the recent level of 8% now that the gap between credit standards for site-built housing and manufactured housing has narrowed due to more stringent standards applied to site-built homes. In addition, housing reform legislation passed in 2008 may eventually benefit the manufactured housing industry through the FHA Title I program, which, among other benefits, has increased loan limits for home-only financing from $48,600 to $69,678; the limits will be indexed to inflation in future years. These benefits took effect on March 3, 2009. In the meantime, the overall slowing of the housing market and an increase in conventional housing inventories will negatively impact manufactured housing conditions for some time.

We have been successful in reducing fixed costs and, in some cases, consolidating management teams at adjacent plants. We continue to manage our capacity relative to current market conditions as evidenced by our recent closing of seven of the 19 housing plants in order to improve capacity utilization. The remaining plants will be able to serve all of our manufactured housing markets. We will continue to focus on developing industry-leading designs built with the highest levels of quality and backed by superior warranty service. In addition, we will also continue to respond appropriately to feedback solicited and received from our retailers and ultimate customers.

Manufactured housing markets in California, Arizona, and Florida, traditionally among our strongest, are the states most affected by the slump in the site-built housing market and continue to be down sharply. The outlook in most areas continues to be unfavorable and will be exacerbated by the conservative approach taken by lenders with regard to financing Fleetwood products while they monitor our progress towards the sale of the business. We anticipate that manufactured housing industry conditions are unlikely to significantly improve during calendar 2009.

We are pursuing other opportunities to supplement our business, such as sales of modular products particularly in the area of military housing. Since opening the Trendsetter Division in late fiscal 2007, we have substantially completed three large contracts to provide military housing. On September 17, 2008, we announced that our Trendsetter division has been selected to build living units for new U.S. Army housing at Fort Sam Houston in San Antonio, Texas, the world’s largest military medical training facility. On March 30, 2009, we announced that the division had secured a contract to build living units for the third phase of permanent barracks at Fort Bliss. Although we have had some success in the military housing business, significant expansion is currently constrained by the substantial bonding requirements of such government contracts. The Trendsetter division accounted for approximately 18% of Housing Group sales in the first nine months of fiscal 2009 and approximately 8% of total sales; it consists of one manufacturing facility and its sales, operating results, and capital expenditures are not currently material to the Company as a whole.

Notwithstanding the recent pricing pressure and oversupply of housing in certain regions due to the retrenchment in the mortgage industry, we expect longer-term demand for affordable housing to grow as a result of overall population growth, baby boomers reaching retirement age, the development of new products and markets in the modular arena, the continued relative high cost of site-built homes, and greater parity in the retail financing of a manufactured home as compared to a site-built home.

Summary

Our operations have been and will continue to be negatively impacted from the filing of the Chapter 11 Cases through the period that we seek to find buyers for the businesses. This is in addition to the challenges we face in both our industries as market conditions in all segments have deteriorated, particularly for motor homes. Dealers will likely continue to conservatively manage their inventories in the coming months. In addition, lenders have tightened credit for dealers and consumers, and a national lender has exited wholesale lending altogether, while other lenders are demanding much more stringent terms both from dealers and manufacturers. This is particularly so with respect to lending on Fleetwood products, while they monitor our progress towards a sale of the businesses.

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

Deferred Taxes

Deferred tax assets and liabilities are determined based on temporary differences between income and expenses reported for financial reporting and tax reporting. We are required to record a valuation allowance to reduce our net deferred tax asset to the amount that we believe is more likely than not to be realized. In assessing the need for a valuation allowance, we historically had considered relevant positive and negative evidence, including scheduled reversals of deferred tax liabilities, prudent and feasible tax planning strategies, projected future taxable income, and recent financial performance. Since we have had cumulative losses in recent years, the accounting guidance suggests that we should not look to future earnings to support the realizability of the net deferred tax asset. Beginning in fiscal 2003, we concluded that a partial valuation allowance against our deferred tax asset was appropriate and have since made adjustments to the allowance as necessary, generally to give effect to changes in the amount of the asset that can be supported by available tax planning strategies. A tax planning strategy qualifies as appropriate if it is prudent, feasible, and would be used if necessary to avoid expiration of unutilized tax losses.

In the current quarter, as a result of uncertainties regarding management’s abilities to implement the current tax planning strategies and the Sec. 382 change of ownership that occurred on December 16, 2008, the Company has reduced the deferred tax asset to zero. Therefore, a full valuation allowance is required against all net deferred tax assets as of January 25, 2009. An increase in the valuation allowance of $56.7 million was recorded in the current quarter, resulting in an overall required valuation allowance of $211.8 million.

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

Repurchase Commitments

Producers of recreational vehicles and manufactured housing customarily enter into repurchase agreements with lending institutions that provide wholesale floorplan financing to independent dealers. Our agreements generally provide that, in the event of a default by a dealer in its obligation to these credit sources, we will repurchase product. With most repurchase agreements, our obligation ceases when the amount for which we are contingently liable to the lending institution has been outstanding for more than 12, 18, or 24 months, depending on the terms of the agreement. The contingent liability under these agreements approximates the outstanding principal balance owed by the dealer for units subject to the repurchase agreement less any scheduled principal payments waived by the lender. Although the maximum potential contingent repurchase liability approximated $99 million for inventory at manufactured housing dealers and $285 million for inventory at RV dealers as of January 25, 2009, the risk of loss is reduced by the potential resale value of any products that are subject to repurchase, and is spread over numerous dealers and financial institutions. The gross repurchase obligation will vary depending on the season and the level of dealer inventories. Typically, the fiscal third quarter repurchase obligation will be greater than other periods due to higher RV dealer inventories. Losses and related repurchase reserves under these agreements have not been significant but generally increase during cyclical industry downturns. Given the tightening of lenders’ credit standards on dealers, Fleetwood currently expects that repurchase activity will be higher than has historically been the case and it may be necessary to offer greater discounts in order to relocate such product to alternative dealers during current market conditions. To mitigate the potential repurchases, we monitor the viability of our dealers through a combination of credit monitoring and dealer due diligence. In addition, our sales teams are dedicated to increasing dealer points of distribution in new markets and replacing weaker dealers in existing markets. Further, to the extent dealers reduce their inventories, which they have been doing in recent months in both industries, our overall exposure to repurchase agreements is likewise reduced. As a result of various factors, actual results could differ from the estimates used by management. Historically, lender repurchase demands have been funded out of working capital. A summary of recent repurchase activity is set forth below (dollars in millions):

	39 Weeks Ended		Fiscal Years
	Jan. 25, 2009	Jan. 27, 2008	2008	2007

Units	315	91	159	96

Repurchase amount	$17.8	$1.7	$4.8	$2.4

Loss recognized	$3.4	$0.2	$0.7	$0.7

Additionally, on March 9, 2009, the Company terminated all of its travel trailer dealer agreements. The dealer agreements contained a provision that was triggered by the termination that requires the Company to repurchase dealer inventory (subject to certain restocking fees), if the dealer provides a written demand for such within 30 days from the effective date of the termination. Currently the Company has received a very minor number of such requests. However, such notices can be filed directly with bankruptcy court and the Company has not received information on the claims that have been filed in this manner. All such claims are stayed as a result of the Chapter 11 Cases.

Results of Operations

The following table sets forth certain statements of operations data expressed as a percentage of net sales for the periods indicated (certain amounts in this section may not recompute due to rounding):

	13 Weeks Ended		39 Weeks Ended
	Jan. 25, 2009	Jan. 27, 2008	Jan. 25, 2009	Jan. 27, 2008

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	111.4	86.1	93.9	84.6

Gross profit (loss)	(11.4)	13.9	6.1	15.4
Operating expenses	31.9	18.4	25.6	15.9
Other operating (income) expense, net	3.9	(1.6)	1.9	(0.5)

Operating loss	(47.2)	(2.9)	(21.4)	—
Other income (expense)
Investment income	0.4	0.3	0.3	0.3
Interest expense	(5.5)	(1.8)	(2.8)	(1.4)
Other	12.7	—	2.6	—
Loss from continuing operations before income taxes	(39.6)	(4.4)	(21.3)	(1.1)
Provision for income taxes	(43.7)	—	(9.0)	(0.3)

Loss from continuing operations	(83.3)	(4.4)	(30.3)	(1.4)
Loss from discontinued operations	(0.3)	(0.4)	(0.3)	(0.1)

Net loss	(83.6)%	(4.8)%	(30.6)%	(1.5)%

Current Quarter Compared to Corresponding Quarter of Last Year

Consolidated Results

The following table presents consolidated net sales and operating loss by segment for the quarters ended January 25, 2009 and January 27, 2008 (amounts in thousands):

	13 Weeks Ended
		% of		% of	Change
	Jan. 25, 2009	Net Sales	Jan. 27, 2008	Net Sales	Amount	%
REVENUES:
RV Group	$63,033	48.4	$242,965	71.5	$(179,932)	(74.1)
Housing Group	67,191	51.6	96,643	28.5	(29,452)	(30.5)

Net sales	$130,224	100.0	$339,608	100.0	$(209,384)	(61.7)

GROSS PROFIT:
RV Group	$(25,217)	(40.0)	$26,130	10.8	$(51,347)	NM
Housing Group	10,391	15.5	21,040	21.8	(10,649)	(50.6)

Gross profit	$(14,826)	(11.4)	$47,170	13.9	$(61,996)	NM

OPERATING EXPENSES:
RV Group	$24,283	38.5	$31,180	12.8	$(6,897)	(22.1)
Housing Group	22,883	34.0	23,546	24.4	(663)	(2.8)
Corporate and other	(563)	NM	2,412	NM	(2,975)	NM

Operating expenses	$46,603	35.8	$57,138	16.8	$(10,535)	(18.4)

OPERATING LOSS:
RV Group	$(49,500)	(78.5)	$(5,050)	(2.1)	$(44,450)	(880.2)
Housing Group	(12,492)	(18.6)	(2,506)	(2.6)	(9,986)	(398.5)
Corporate and other	563	NM	(2,412)	NM	2,975	NM

Operating loss	$(61,429)	(47.2)	$(9,968)	(2.9)	$(51,461)	(516.3)

NM - Not Meaningful

Consolidated revenues were severely affected by the fallout from the housing crisis, restrictions in availability of retail and wholesale financing, unfavorable financing terms, and declining consumer confidence.

A number of items contributed to the significant decrease in gross margins from the prior year including lower sales and a shift in mix towards lower-margin products, an increase in RV sales incentives, higher labor costs related to plant shutdowns, losses from repurchase obligations, and inventory write-downs due to the closure of the travel trailer business.

Operating expenses, which include selling, warranty and service, and general and administrative expenses, declined compared to the prior year due to efforts to reduce headcount and fixed costs, as well as lower variable costs such as warranty expense that were affected by lower sales. Expenses rose as a percentage of lower sales due to fixed costs not decreasing at the same rate as revenues.

Other operating (income) expense, net in the current year was a $5.1 million expense, mainly attributed to impairment charges at three idle housing plants and one travel trailer plant, partially offset by gains from the sale of miscellaneous fixed assets. The prior year amount was $5.4 million in income consisting primarily of a gain from the sale of several travel trailer idle facilities.

Other income (expense) consists of investment income, interest expense, and other income. Investment income decreased as the Company’s cash and cash equivalents have decreased combined with decreasing yields on liquid investments. Interest expense increased as the Company’s interest rates on its outstanding debt have increased. Included in Other, net is a net gain of approximately $16.5 million relating to the completed exchange offer. The gain is a result of the difference in the fair value of the 14% Senior Notes and the preexisting book value of the 5% convertible debentures, less other period costs attributable to the transaction.

The third-quarter tax provision consists primarily of an adjustment to increase the valuation allowance to account for the determination that the Company could no longer support the book value of the remaining deferred tax asset through available tax strategies. The prior-year third-quarter tax provision related primarily to state taxes.

Recreational Vehicles

The following table presents RV Group net sales and operating loss by division for the periods ended January 25, 2009 and January 27, 2008 (amounts in thousands):

	13 Weeks Ended
		% of		% of	Change
	Jan. 25, 2009	Net Sales	Jan. 27, 2008	Net Sales	Amount	%
REVENUES:
Motor homes	$42,546	67.5	$192,259	79.1	$(149,713)	(77.9)
Travel trailers	17,183	27.3	46,007	18.9	(28,824)	(62.7)
RV supply	4,202	6.6	11,124	4.6	(6,922)	(62.2)
Intercompany sales	(898)	(1.4)	(6,425)	(2.6)	5,527	86.0

RV Group	$63,033	100.0	$242,965	100.0	$(179,932)	(74.1)

GROSS PROFIT:
Motor homes	$(15,242)	(35.8)	$24,049	12.5	$(39,291)	NM
Travel trailers	(9,657)	(56.2)	1,899	4.1	(11,556)	NM
RV supply	(318)	(7.6)	182	1.6	(500)	NM )

RV Group	$(25,217)	(40.0)	$26,130	10.8	$(51,347)	NM

OPERATING EXPENSES:
Motor homes	$15,239	35.8	$25,213	13.1	$(9,974)	(39.6)
Travel trailers	7,836	45.6	3,760	8.2	4,076	108.4
RV supply	1,208	28.7	2,207	19.8	(999)	(45.3)

RV Group	$24,283	38.5	$31,180	12.8	$(6,897)	(22.1)

OPERATING LOSS:
Motor homes	$(30,481)	(71.6)	$(1,164)	(0.6)	$(29,317)	NM
Travel trailers	(17,493)	(101.8)	(1,861)	(4.0)	(15,632)	(840.0)
RV supply	(1,526)	(36.3)	(2,025)	(18.2)	499	24.6

RV Group	$(49,500)	(78.5)	$(5,050)	(2.1)	$(44,450)	(880.2)

The significant drop in RV Group sales was the result of continued financial turmoil initiated by the housing crisis leading to restrictive lending practices and declining consumer confidence. Industry shipments for the fiscal quarter declined by 81.2%, contrasted with a 76.5% decrease in Fleetwood shipments, reflecting an increase in the share of industry shipments from 15.3% to 19.1% for the three-month period. Dealers made sizable reductions to their inventories, further reducing wholesale shipments. Consumer confidence concerns negatively affected the market, particularly the higher-priced Class As and mid-priced Class Cs, where Fleetwood has a relatively strong market position.

Fleetwood’s travel trailer dealers trimmed prior-model-year products from their inventories but have been slow to replenish their inventories with new product in the current market. In calendar year 2008, industry retail sales declined 23.4%, compared to a 2.1% increase in calendar year 2007. Fleetwood’s retail sales for the same period were down by 46.6%, mainly due to diminished geographical reach in the East, primarily due to plant closures in the region and especially weak market conditions in parts of the West.

Gross margin for the quarter dropped from 10.8% in the prior year to a negative 40.0% due to a significant decline in motor home sales, particularly the higher-priced products that typically have higher margins; an increase in RV sales incentives; and higher labor costs related to plant shutdowns for several periods during the quarter primarily as a result of weak demand. Further exacerbating the negative margins were adjustments to the Company’s repurchase reserve and actual repurchase losses, aggregating to approximately $7.0 million. Also, write-downs of approximately $12.8 million were recorded, primarily related to the impact on realizability of travel trailer inventory as a result of closing this business.

Operating expenses for the RV Group declined from the prior year, but increased as a percentage of sales for the current quarter due to the fixed nature of some of the expenses and the significant decrease in revenue. The lower expenses were mostly due to lower warranty and service costs of $4.5 million resulting from lower volumes, and a $2.5 million decline in general and administrative expenses related to earlier downsizing actions. Other operating expense, net, of $1.5 million, was mostly severance related to the closure of the travel trailer and motor home plants and staff reductions. In the prior year, the $5.3 million other operating income was primarily attributed to the gain on the sale of several idle travel trailer plants.

Manufactured Housing

The following table presents Housing Group net sales and operating income for the quarters ended January 25, 2009 and January 27, 2008 (amounts in thousands):

	13 Weeks Ended
		% of Net		% of Net	Change
	Jan. 25, 2009	Sales	Jan. 27, 2008	Sales	Amount	%

Net sales	$67,191	100.0	$96,643	100.0	$(29,452)	(30.5)

Gross profit	$10,391	15.5	$21,040	21.8	$(10,649)	(50.6)

Operating expenses	$22,883	34.0	$23,546	24.4	$(663)	(2.8)

Operating loss	$(12,492)	(18.6)	$(2,506)	(2.6)	$(9,986)	398.5

Housing Group revenues for the quarter declined from the prior year mainly due to more costly and increasingly restrictive retail and wholesale financing, pronounced weakness in traditional retirement markets caused by the overall housing market slump, and competition from foreclosures and an excess supply of homes from conventional builders. Manufactured housing sales to traditional dealers fell 49.7% as the manufactured housing market continued to weaken. Partially offsetting the reduction in traditional dealer sales was $18.7 million of revenue from modular sales, mostly to the military for base housing.

Manufactured homes are sold as single-section or multi-section units. Multi-section units typically are built in two, three, or four sections. The average selling price of manufactured homes built to the HUD Code decreased by about 1.3% to $37,687, offset by an increase of 110% to $52,797 on the price of modular units sold to the military. The large modular price increase reflects the differences in the size and complexity of the military units built this year compared to the same quarter in the prior year.

Manufacturing unit volume for the current declined 35.1% year over year to 1,640 homes (including 354 modular sections), while the total number of sections sold decreased 44.2% to 2,470 units. Fleetwood’s market share, based on wholesale shipments for the calendar year 2008, declined to 11.5% from 13.4% for the same period in the prior year. The Group’s wholesale shipment share for multi-section homes decreased to 12.4% from 14.7% while its share of the single-section market was down to 9.9% from 10.6%. The declines were mainly the result of significant weakness, caused by the conventional housing slump, in the Sun Belt states of California, Arizona, and Florida, in which we have a strong presence.

Industry shipments for the calendar year 2008 were down 14.5%. Again, California, Arizona, and Florida experienced a more significant decline with shipments for calendar 2008 off by more than 30%. Generally, the manufactured housing market continues to be adversely affected by limited availability of retail financing, competition from conventional builders due to the overall weak housing market, and, more recently, tougher regional competition in the southern region of the country.

The erosion of the third-quarter gross profit margin in the current year was mainly due to a shift in product mix to smaller lower-margin units, an increase in labor costs related to fewer production days worked, and higher installation costs related to the military housing contracts.

Operating expenses were lower than the prior year, led by a $2.6 million reduction in warranty expense, primarily resulting from lower volume. Other expense was $3.6 million this year mainly due to recognizing asset impairments on three idle facilities.

Current Year-to-Date Compared to Corresponding Period of Last Year

Consolidated Results:

The following table presents consolidated net sales and operating income (loss) by segment for the nine-month periods ended January 25, 2009 and January 27, 2008 (amounts in thousands):

	39 Weeks Ended
		% of Net		% of Net	Change
	Jan. 25, 2009	Sales	Jan. 27, 2008	Sales	Amount	%
REVENUES:
RV Group	$346,902	54.5	$905,782	69.9	$(558,880)	(61.7)
Housing Group	289,639	45.5	390,651	30.1	(101,012)	(25.9)

Net sales	$636,541	100.0	$1,296,433	100.0	$(659,892)	(50.9)

GROSS PROFIT:
RV Group	$(15,333)	(4.4)	$111,299	12.3	$(126,632)	NM
Housing Group	54,158	18.7	88,766	22.7	(34,608)	(39.0)

Gross profit	$38,825	6.1	$200,065	15.4	$(161,240)	(80.6)

OPERATING EXPENSES:
RV Group	$99,945	28.8	$113,874	12.6	$(13,929)	(12.2)
Housing Group	70,413	24.3	80,665	20.6	(10,252)	(12.7)
Corporate and other	4,968	NM	5,672	NM	(704)	(12.4)

Operating expenses	$175,326	27.5	$200,211	15.4	$(24,885)	(12.4)

OPERATING INCOME (LOSS):
RV Group	$(115,278)	(33.2)	$(2,575)	(0.3)	$(112,703)	NM
Housing Group	(16,255)	(5.6)	8,101	2.1	(24,356)	NM
Corporate and other	(4,968)	NM	(5,672)	NM	704	12.4

Operating loss	$(136,501)	(21.4)	$(146)	NM	$(136,355)	NM

Consolidated revenues were severely affected by the fallout from the housing crisis, restrictive wholesale financing, reduced availability of retail financing, and declining consumer confidence.

Gross margin fell from the prior year primarily due to higher sales incentives as a percentage of significantly lower sales, in addition to higher labor costs from plant shutdowns and the fixed nature of some of the manufactured overheads on declining volume.

Operating expenses, which include selling, warranty and service, and general and administrative expenses, fell compared to the prior year but increased as a percentage of sales due to the declining sales and the fixed nature of some of the expenses. General and administrative expenses decreased by $16.9 million due to headcount reductions associated with restructuring efforts, significant declines in incentive compensation, and lower corporate expenses. Also contributing was a $16.0 million decrease in warranty expenses, mainly due to the lower volume.

For the first nine months, other operating expense, net, was $11.9 million consisting of $8.1 million of severance related to the closing of six housing plants and three RV plants and $5.0 million of impairment charges on four housing plants, partially offset by a $1.2 million gain on sale of land. Last year, other operating income, net included $12.5 million of gains primarily from the sale of travel trailer facilities, partially offset by $3.9 million of impairment charges on idle housing facilities and $1.7 million of severance expenses related to closed plants.

Other income (expense) consists of investment income, interest expense, and miscellaneous other income. Investment income decreased $1.5 million from the prior year to $2.2 million due to lower invested funds and interest rates in the current year. Interest expense increased $0.6 million mainly due to the increase in interest rate on the new 14% secured facilities compared to the 5% securities they replaced.

The year-to-date tax provision of $57.5 million consists primarily of an adjustment to increase the valuation allowance to account for determination that we could no longer support the book value of the remaining deferred tax asset through available tax strategies. The prior-year tax provision of $4.0 million related primarily to state taxes.

Recreational Vehicles:

The following table presents RV Group net sales and operating income (loss) by division for the periods ended January 25, 2009 and January 27, 2008 (amounts in thousands):

	39 Weeks Ended
		% of		% of	Change
	Jan. 25, 2009	Net Sales	Jan. 27, 2008	Net Sales	Amount	%
REVENUES:
Motor homes	$251,936	72.6	$729,716	80.6	$(477,780)	(65.5)
Travel trailers	81,089	23.4	157,631	17.4	(76,542)	(48.6)
RV supply	21,502	6.2	45,195	5.0	(23,693)	(52.4)
Intercompany sales	(7,625)	(2.2)	(26,760)	(3.0)	19,135	71.5

RV Group	$346,902	100.0	$905,782	100.0	$(558,880)	(61.7)

GROSS PROFIT:
Motor homes	$(6,068)	(2.4)	$101,984	14.0	$(108,052)	(105.9)
Travel trailers	(5,064)	(6.2)	4,238	2.7	(9,302)	(219.5)
RV supply	(4,201)	(19.5)	5,077	11.2	(9,278)	NM

RV Group	$(15,333)	(4.4)	$111,299	12.3	$(126,632)	NM

OPERATING EXPENSES:
Motor homes	$67,499	26.8	$85,041	11.7	$(17,542)	(20.6)
Travel trailers	27,157	33.5	21,858	13.9	5,299	24.2
RV supply	5,289	24.6	6,975	15.4	(1,686)	(24.2)

RV Group	$99,945	28.8	$113,874	12.6	$(13,929)	(12.2)

OPERATING INCOME (LOSS):
Motor homes	$(73,567)	(29.2)	$16,943	(2.3)	$(90,510)	NM
Travel trailers	(32,221)	(39.7)	(17,620)	(11.2)	(14,601)	(82.9)
RV supply	(9,490)	(44.1)	(1,898)	(4.2)	(7,592)	(400.0)

RV Group	$(115,278)	(33.2)	$(2,575)	(0.3)	$(112,703)	NM

Recreational vehicle sales fell in the first nine months as a result of economic turmoil, tight lending, and declining consumer confidence. Motor home sales for the nine months of fiscal 2009 were impacted by a significant decline in shipments of diesel and higher-priced Class A products. Partially offsetting the decline in higher-priced products were increases in recently introduced lower-priced Class C products. The travel trailer segment was negatively impacted by plant closures, some of which constrained our ability to provide certain products to dealers in some regions of the country. Market share declined in both businesses due to dealer and consumer concerns about Fleetwood’s ability to satisfy the demands of the holders of the $100 million of 5% senior subordinated convertible debentures. In mid-December Fleetwood did satisfy those demands in either its stock or a combination of stock and new 14% Senior Notes.

Gross margin for the first nine months decreased mainly due to the decrease in sales, increased sales incentives necessitated by very competitive market conditions, and higher labor costs resulting from plant shutdowns. In addition, non-cash impairment costs in the third quarter of approximately $12.8 million contributed to the negative gross margin.

RV Group operating expenses for the first nine months of this fiscal year were down from the prior period, but increased as a percentage of sales. The drop was mostly due to a $10.5 million decrease in warranty and service costs due to lower volumes and the migration of responsibility for previously centralized service operations to plant locations that historically have had the lowest incurred warranty costs. General and administrative expenses declined by $8.7 million from headcount and benefit reductions and the closure of five travel trailer plants in the prior year. Other operating expense, net, was $4.5 million, stemming from the consolidation of two motor home plants into one operation and the closure of two travel trailer plants along with a supply business. In the prior year, other operating expense, net, consisted of an $11.2 million gain from the sale of several travel trailer plants, partially offset by about $1.9 million of restructuring costs from impairment and severance charges at closed travel trailer plants.

Housing Group:

The following table presents Housing Group sales and operating income for the nine-month periods ended January 25, 2009 and January 27, 2008 (amounts in thousands):

	39 Weeks Ended
		% of Net		% of Net	Change
	Jan. 25, 2009	Sales	Jan. 27, 2008	Sales	Amount	%

Net sales	$289,639	100.0	$390,651	100.0	$(101,012)	(25.9)
Gross profit	$54,158	18.7	$88,766	22.7	$(34,608)	(39.0)
Operating expenses	$70,413	24.5	$80,665	20.6	$(10,252)	(12.7)
Operating income (loss)	$(16,255)	(5.6)	$8,101	2.1	$(24,356)	NM

Housing Group revenues for the first nine months of fiscal 2009 decreased due to restricted availability of credit for both retail customers and inventory financing for dealers, as well as the housing crisis that significantly impacted the California, Arizona, and Florida markets, three of the strongest manufactured housing markets for Fleetwood. Included in revenue in the current period was $51.7 million of revenue from military sales, compared to $19.3 million in the prior year. Manufacturing unit volume for the first nine months was off 26% to 7,635 homes (including 1,187 modular sections), while the total number of sections sold decreased by 5,667 to 11,976 sections.

Gross profit margin for the first nine months of the year decreased from the prior year due to a shift to lower-priced, smaller multi-wide units and, to a lesser extent, rising raw material costs that were not covered by selling price increases.

Operating expenses decreased over the prior year due to a $5.5 million drop in warranty costs and a $6.2 million decrease in general and administrative expenses related to plant closures and reduction-in-force actions. Other expense, net of $6.8 million was primarily due to $4.5 million of asset impairments and $3.8 million in restructuring costs, partially offset by $1.5 million of gains from the sale of land. In the prior year other expense, net consisted of $3.1 million of impairment charges on idle facilities and $0.4 million of restructuring costs, partially offset by a gain of $0.9 million on the sale of an idle housing facility.

Liquidity and Financial Position

Bankruptcy — Chapter 11 Reorganization

On March 10, 2009, the Company and its subsidiaries filed a voluntary petition for reorganization relief under Chapter 11 of the United States Bankruptcy Code in the Central District of California, Riverside Division (the “Bankruptcy Court”). The Bankruptcy Court has granted a variety of “first-day motions” that generally allow the Company to continue to conduct business in the ordinary course without interruption. While in Chapter 11, the Company will continue to pursue a sale of its businesses through a sale process to be approved by the Court. As a result of the Chapter 11 Cases, holders of equity interests in the Company are not expected to receive or retain any property or interest on account of their interests and all such interests are expected to be cancelled and extinguished.

The Company and its current lending syndicate have agreed to a new $80 million debtor-in-possession financing facility (“DIP Credit Agreement”), the agreement received interim approval by the Bankruptcy Court on April 1, 2009, but remains subject to final approval by the Bankruptcy Court at a hearing scheduled for April 21, 2009. The DIP Credit Agreement will provide a continuing source of funds to the Company to enable it to satisfy customary obligations associated with ongoing operations of its business, including the timely payment of employee obligations, material purchases, workers’ compensation programs, sales incentive programs, warranty, service, normal operating expenses, and other obligations. Any outstanding claims under the Prepetition Credit Agreement will be “rolled up” into the DIP Credit Agreement. The DIP Credit Agreement matures at the latest on October 31, 2009, or earlier depending on various future events, which are further described in Note 1 to the financial statements.

Extensions of credit under the DIP Credit Agreement are each subject to a borrowing base derived from a formula based on certain eligible inventory plus certain eligible receivables, certain eligible cash collateral, and a certain amount attributable to real property of the DIP Debtors, less reserves that may be established by the Agent.

Borrowings under the DIP Credit Agreement bear interest at a rate based on the base rate (the Agent’s “prime rate”) plus 4.5%. If the DIP Debtors default on their obligations under the DIP Credit Agreement, the default rate of interest will be the rate otherwise in effect plus 2.00% per annum. In addition to interest, the DIP Debtors are required to pay a commitment fee of 0.50% per annum in respect of the unutilized commitments under the DIP Credit Agreement.  The DIP Debtors will also pay a letter of credit fee equal to 6.00% per annum times the undrawn face amount of each letter of credit as well as a fronting fee of 0.125% per annum of the undrawn face amount of each letter of credit.

The DIP Credit Agreement provides for certain financial and other covenants including, but not limited to, affirmative and negative covenants with respect to additional indebtedness, new liens, declaration or payment of dividends, sales of assets, acquisitions, loans, aggregate cash receipts, line item and aggregate cash expenditures, investments and compliance with the approved budget, among others. The DIP Credit Agreement also contains customary representations and warranties including, but not limited to, those relating to corporate existence, litigation, use of proceeds, ERISA, compliance with law, environmental matters, and insurance. Subject to certain exceptions, the DIP Credit Agreement also requires certain mandatory prepayments of borrowings from the net proceeds of certain asset dispositions.

Subsequent to receiving interim approval for the DIP Credit Agreement, the Company failed to comply with one of the financial covenants regarding the amount of weekly receipts compared to the approved budget. This was caused by a timing delay in the collection of certain receivables. Fleetwood is in the process of attempting to obtain a waiver from the DIP Lenders, so it can continue to operate pursuant to a revised approved budget. Fleetwood is in discussions with the DIP Lenders regarding this matter, and also with regard to the financial covenants and a revised budget, and anticipates entering into a waiver and/or an amendment which would likely also modify the covenants. There can be no assurance, however, that Fleetwood will be able to obtain any such waiver or amendment.

In addition to the cash requirements necessary to fund ongoing operations, the Company has incurred and will continue to incur significant professional fees and other costs in connection with preparation of the Bankruptcy Filing and handling of the Bankruptcy Cases. The Company anticipates that it will continue to incur significant professional fees and costs for the pendency of the bankruptcy cases. There can be no assurance that the amounts of cash available from operations, together with any borrowings under the DIP Facility, will be sufficient to fund operations, including operations during the period until such time, if any, as the Company’s Proposed Plan receives the requisite acceptance of its creditors and is confirmed by the Bankruptcy Court. Long-term liquidity requirements and the adequacy of capital resources are difficult to predict at this time and ultimately cannot be determined until after the Proposed Plan or another plan of reorganization has been confirmed, if at all, by the Bankruptcy Court. If future cash flows and capital resources are insufficient, the Company could face substantial liquidity problems and will likely be required to significantly reduce or delay capital expenditures; curtail, eliminate or dispose of substantial assets or operations; or undertake other significant restructuring measures, which could include reducing the size of its workforce or pursuing other alternatives to restructure or refinance its indebtedness, all of which could substantially affect the business, financial condition, and results of operations.

Cash Flows

External funding sources, including the issuance of debt and equity instruments, are used to supplement working capital, fund capital expenditures, and meet internal cash flow requirements on an as-needed basis. Cash totaling $94.1 million was used by operating activities during the first nine months of fiscal 2009 compared with $55.6 million for the similar period one year ago. In the current period, the loss from continuing operations, adjusted for non-cash items but excluding the effects of changes in assets and liabilities, used $119.9 million of operating cash. Changes in assets and liabilities during this period generated $25.8 million of cash, primarily due to lower receivables and inventories. Inventory levels were down from year-end by $16.0 million and were $61.6 million below the third quarter of the prior year, primarily due to a reduction in raw material inventories related to reduced production and inventory impairments. In the prior year, cash used by operations resulted mainly from operating losses and lower liabilities.

Funds of $18.7 million, mostly related to the release of $16.8 million of restructured cash from sale proceeds of the corporate complex, were provided from investing activities this year compared to $20.8 million for the first nine months of the prior year. Last year approximately $27 million of funds were provided from the sale of properties, compared to $6.3 million for the current year. Capital expenditures were $3.9 million during the first nine months compared with $5.2 million in the same period last year.

Borrowings under the Prepetition Credit Agreement, led by Bank of America, N.A., as administrative agent, including the term loan, declined by $22.6 million during the first nine months of the fiscal year, primarily as a result of the reduction and ultimate payoff of the term loan. These borrowings are discussed in more detail below. Borrowings also decreased due to a $2.4 million repayment of capital leases. In the first nine months of fiscal 2009, we also raised approximately $38.5 million from a public offering of common stock and $26.5 million from new mortgage financing.

As a result of the above-mentioned changes, cash and cash equivalents decreased during the fiscal year by $36.1 million from $58.3 million as of April 27, 2008, to $22.1 million as of January 25, 2009.

As further discussed in Note 8, Fleetwood completed an offer to exchange the existing debentures for new senior secured notes due 2011 as an alternative to repurchasing the debentures with common stock on December 15, 2008. We minimized the use of cash as part of the repurchase in order to maintain as much operating flexibility as possible in the current environment.

5% Convertible Senior Subordinated Debentures and 14% Senior Notes

The $100 million aggregate principal amount of 5% convertible senior subordinated debentures issued in December 2003 and due in 2023 provided the holders the ability to require Fleetwood to repurchase the debentures, in whole or in part, on December 15, 2008, December 15, 2013 and December 15, 2018. In view of the need to conserve cash in the face of the continuing deterioration in market conditions and the likelihood of losses and negative operating cash flows for the balance of fiscal 2009, in October 2008 Fleetwood launched a preemptive exchange offer in advance of the December 2008 due date to issue new 14% senior secured notes and shares of its common stock in a non-cash exchange for the existing $100 million principal amount of 5% convertible senior subordinated debentures.

Approximately $79 million in aggregate principal amount of debentures were tendered and accepted in the exchange offer. Pursuant to the terms of the exchange offer, Fleetwood issued approximately $81.4 million in aggregate principal amount of its new 14% senior secured notes and 11 million shares of its common stock.

Additionally, holders of the debentures who did not tender into the preemptive exchange offer were able to require the Company, as per the indenture governing the debentures, to repurchase the debentures with its stock. Approximately $19.9 million in aggregate principal amount of the 5% debentures were tendered, requiring Fleetwood in a non-cash transaction to issue approximately 121.8 million shares of its common stock. The total number of shares was based on a price of $0.163 per share, which represented 95% of the volume-weighted average prices of the common stock during the relevant preceding 20-trading-day period.

As of January 25, 2009, approximately $1.1 million and $81.4 million in aggregate principal amount of Fleetwood’s 5% convertible senior subordinated debentures and 14% senior secured notes, respectively, remained outstanding. As described in Note 1, the filing of the Chapter 11 Cases constituted an event of default or otherwise purported to trigger the acceleration of (or the right to accelerate) repayment obligations under the indentures governing the 5% convertible senior subordinated debentures and the 14% senior secured notes. As a result, the aggregate principal amounts of all outstanding 5% convertible senior subordinated debentures and 14% senior secured notes (including, but not limited to, any accrued and unpaid interest thereon) became (or may become) immediately due and payable, subject to the applicable provisions of the Bankruptcy Code. Any efforts by creditors to enforce these repayment obligations are stayed as a result of the Chapter 11 Cases and are subject to the applicable provisions of the Bankruptcy Code, and the related liabilities continue to be shown on Fleetwood’s balance sheet as they would absent the acceleration of the repayment obligations.

The 14% Senior Notes have been recorded at their estimated fair value as of the date of the completion of the exchange offer of approximately $58.5 million. The difference between the fair value of the 14% Senior Notes and the book value of the 5% convertible debentures was recorded in Other, net, less other period costs attributable to the transaction. The amount recorded on the balance sheet includes both accrued interest as well as the accretion of the original discount. Additionally, the Company capitalized approximately $4.1 million of debt issuance costs which are included in other assets.

The 14% Senior Notes due December 15, 2011 bear interest at a coupon rate of 14% consisting of 5% interest payable in cash and 9% pay-in-kind (“PIK Interest”). The notes are senior obligations of Fleetwood but are subordinated in right of payment to the obligations under Fleetwood’s secured credit facility; however, they do rank senior in right of payment to all other existing and future subordinated indebtedness of the guarantor subsidiaries. The Senior Notes have a first priority lien on approximately $20 million of unencumbered real estate and a second lien on approximately $58 million of real estate that was previously pledged as security to support the Company’s Prepetition Credit Agreement.

The Senior Notes are unconditionally guaranteed on a joint and several basis by Fleetwood’s subsidiaries that are borrowers or guarantors under its existing secured credit facility (“Guarantors”). Guarantors include substantially all existing, wholly owned subsidiaries of Fleetwood other than Fleetwood’s wholly owned insurance subsidiary, its subsidiary in Mexico, certain inactive subsidiaries, and subsidiaries accounted for as discontinued operations.

The filing of the Chapter 11 Cases preserved our right to revisit the exchange offer relating to the issuance of our 14% Senior Notes and could lead to the Bankruptcy Court avoiding the exchange offer transaction. If the Bankruptcy Court enters a judgment or order avoiding the exchange offer, it could rescind the issuance of the 14% Senior Notes (including the pledge of assets as security therefore) and the holders of our 14% Senior Notes could be restored to their status as holders of 5% convertible senior subordinated debentures as if the exchange offer had not occurred.

Borrowings

Subsequent to the Company’s bankruptcy filing on April 1, 2009, the Company entered into a DIP Credit Agreement to provide financing to the Company during its bankruptcy reorganization. Included in the footnote below is historical information relating to the Prepetition Credit Agreement in place through the end of the third quarter of fiscal 2009. The terms of the prospective DIP Credit Agreement are included in Note 1.

The Prepetition Credit Agreement included restrictions regarding additional indebtedness, business operations, liens, guaranties, transfers and sales of assets, and transactions with subsidiaries or affiliates. The facility contained customary events of default that would permit the lenders to accelerate repayment of borrowings under the amended facility if not cured within applicable grace periods, including the failure to make timely payments under the amended facility or other material indebtedness and the failure to meet certain covenants.

During October 2008, in anticipation of the Company’s exchange offer discussed in Note 8, the credit facility was amended to eliminate the unamortized term loan commitments, and the then outstanding borrowings of $12.8 million were paid in full. Interest rates for several borrowing categories were also increased and loan commitments for the revolving credit facility were reduced from $160 million to $135 million. Fleetwood’s borrowing capacity was governed by the amount of a borrowing base, consisting primarily of inventories and accounts receivable and a real estate subfacility. Inventories and accounts receivable can fluctuate significantly and the borrowing base was revised weekly for changes in receivables and monthly for changes in inventory balances. On the first day of each fiscal quarter, the ability to borrow under the real estate subfacility was reduced by $375,000. As of January 25, 2009, the net borrowing capacity under the subfacility was $10.0 million.

There was no balance on the revolver as of January 25, 2009 and the borrowing base totaled $62.8 million. After consideration of outstanding borrowings and standby letters of credit of $62.2 million, unused borrowing capacity (availability) was approximately $600,000. Fleetwood could elect the applicable interest rate, based on variable rates dependent on either Bank of America’s prime rate or one-, two- or three-month LIBOR.

Under the Prepetition Credit Agreement, Fleetwood was subject to a springing financial performance covenant. The covenant only applied if either (a) average daily liquidity, defined as bank cash, cash equivalents, and unused borrowing capacity, fell below a prescribed minimum level of $45 million in any calendar month, or (b) liquidity fell below $25 million on any single day. Under the amended agreement, Fleetwood was also subject to a new separate covenant under which liquidity could not fall below $25 million on any three consecutive business days. During the quarter ended January 25, 2009, average daily liquidity for each calendar month reported by Fleetwood ranged from $37 million to $84 million. The amendment also reduced the total amount of real estate collateral held by the lenders from an approximate appraised value of $79 million to $58 million.

During the third quarter of fiscal 2009, Fleetwood was subject to the springing financial performance covenant because liquidity was below the required amount, but was not below for three consecutive days. The springing financial covenant was an adjusted cash gain/loss metric, measured quarterly and applied in arrears. Fleetwood was in compliance with the springing covenant in the third quarter, but would have failed certain of the covenant requirements subsequent to the filing of the Chapter 11 Cases. The filing of the Chapter 11 Cases caused a default under the Prepetition Credit Agreement (see Note 1).

As of April 27, 2008, a combined aggregate short-term balance outstanding under the revolver and the term loan stood at $7.3 million. An additional $14.9 million of the term loan was included in long-term borrowings as of April 27, 2008. There was no balance on the revolver or term loan as of January 25, 2009.

Borrowings were secured by receivables, inventory, and certain other assets, primarily real estate, and used for working capital and general corporate purposes. The $58 million of real estate pledged as security included excess (boot) collateral of $38 million. Under the Prepetition Credit Agreement, Fleetwood Enterprises, Inc. was a guarantor of the borrowings and letters of credit of its wholly owned subsidiary, Fleetwood Holdings, Inc.

In November 2008, the facility was amended to change the definition of the Company’s Minimum Liquidity covenant to require that liquidity should not be less than $25 million for a three-day consecutive period, amend the definition of the Company’s Borrowing Base to include cash collateral, and permit borrowing and liens against certain Life Insurance Policies, subject to some restrictions. The amendment also provided that when an amount was borrowed against the policies, the real estate subfacility was to be reduced by $2 million.

On August 22, 2008, Fleetwood generated $26.5 million of net cash from new mortgage financing collateralized by two operating properties. The borrowings bear interest at 9.95%, have a three-year term and can be extended for up to an additional two years. As of January 25, 2009, approximately $27.2 million remained outstanding. The filing of Chapter 11 Cases represented an event of default for the mortgages.

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

Summary

As noted, we expect difficult market conditions combined with the negative effects of the Chapter 11 Cases to result in ongoing operating losses. Fleetwood has continued to reduce expenses through further restructuring efforts and is actively seeking buyers for each of the businesses. The DIP Credit Agreement will supplement our working capital and liquidity needs while the businesses are sold. However, there can be no assurance that Fleetwood will have sufficient liquidity under the agreement to complete this process or that Fleetwood will complete sales of its businesses. Additional information concerning certain risks and uncertainties related to the Chapter 11 Cases is contained under Item 1A of Part II of this Quarterly Report on Form 10-Q.

Stock-Based Incentive Compensation Plans

Fleetwood grants stock options, restricted stock, and performance-based restricted stock units under the 2007 Stock Incentive Plan, at no cost, to its officers, key employees, and non-employee directors. There were no grants in the 13 weeks ended January 25, 2009. Total stock-based compensation expense included in the statements of income for the quarters ended January 25, 2009 and January 27, 2008 was $444,000 and $750,000, respectively.

As January 25, 2009, there was a total of $1.7 million of unrecognized compensation cost related to nonvested stock options granted under Fleetwood’s stock-based incentive compensation plans that will be recognized over the remaining weighted average vesting period of 2.0 years. We also have $305,000 of unrecognized compensation cost related to nonvested restricted stock awards that will be recognized over the remaining weighted average vesting period of 1.1 years.

Contractual Obligations

Below is a table showing payment obligations for long-term debt, capital leases, operating leases, and purchase obligations for the next five years and beyond as of January 25, 2009 and the effects such obligations are expected to have on liquidity and cash flow in future periods (amounts in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

5% convertible senior subordinated debentures(1)(2)	$1,330	$53	$107	$1,170	$—
6% convertible subordinated debentures(1)(3)	333,139	9,075	18,150	18,150	287,764
14% senior notes(1)	98,823	4,706	94,117	—	—
Long-term debt (excluding capital lease obligations)(1)	35,485	3,072	31,895	331	187
Capital lease obligations(1)	92	35	57	—	—
Operating leases(4)	12,601	3,134	4,703	3,034	1,730
Other long-term liabilities:
Deferred compensation and non-qualified retirement plans(1)	19,785	2,136	3,799	3,284	10,566
Insurance reserves	41,006	10,806	30,200	—	—
Warranty	36,607	25,534	11,073	—	—
Total	$578,868	$58,551	$194,101	$25,969	$300,247

(1)

The 14% Senior Notes, 5% convertible senior subordinated debentures, 6% convertible subordinated debentures, long-term debt obligations, capital lease obligations, and deferred compensation and non-qualified retirement plans include both principal and interest commitments for the periods presented. The interest commitment on the deferred compensation is based on an estimated average of the prime rate of 5.7%. The interest commitment on our 5% convertible senior subordinated debentures and our 6% convertible subordinated debentures is based on their stated fixed rates.

(2)

Convertible senior subordinated debentures include the aggregate principal amount of the 5% convertible senior subordinated debentures due in 2023, which are more fully described in Note 8 of this 10-Q and Note 12  to Fleetwood’s Annual Report on Form 10-K. Holders of these debentures did not participate in the exchange offer of December 15, 2008. The next put/call date is December 15, 2014.

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

In addition to the amounts shown in the table above, Fleetwood had a $4.9 million reserve as of January 25, 2009 for uncertain income tax positions recorded as a liability in accordance with FIN 48, and we are uncertain as to if or when such amounts may be settled.

As described in Note 1 to the financial statements included in this Form 10-Q, subsequent to the fiscal quarter ended January 25, 2009, the filing of the Chapter 11 Cases purported to trigger the acceleration of (or the right to accelerate) repayment obligations under a number of Fleetwood’s debt instruments and agreements, including the indentures governing the 14% Senior Notes, the 5% convertible senior subordinated debentures and the 6% convertible subordinated debentures. Any efforts by creditors to enforce these repayment obligations are stayed as a result of the Chapter 11 Cases and are subject to the applicable provisions of the Bankruptcy Code, and the related liabilities continue to be shown on Fleetwood’s balance sheet as they would absent the acceleration of the repayment obligations.

Off-Balance Sheet Arrangements

We describe our aggregate contingent repurchase obligation in Note 10 to our financial statements in this report and under “Critical Accounting Policies” in this Item above.

We describe our guarantees in Note 10 to our financial statements in this report.

Under the DIP Credit Agreement, Fleetwood Enterprises, Inc. is a guarantor of the borrowings of Fleetwood Holdings, Inc., which includes most of the wholly owned manufacturing subsidiaries.

Item 4. Controls and Procedures.

Based on our management’s evaluation, with the participation of our chief executive officer and chief financial officer, as of January 25, 2009, the end of the period covered by this report, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting identified in the evaluation that occurred during our fiscal quarter ended January 25, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

As described in Note 1 above, on March 10, 2009, the Debtors filed voluntary petitions for reorganization relief under the Bankruptcy Code in the Bankruptcy Court. The Chapter 11 Cases are being jointly administered under Fleetwood’s caption and case number, In re: Fleetwood Enterprises, Inc. et al., Chapter 11 Case No. 09-14254-MJ. The Debtors plan to continue to operate their businesses as “debtors-in-possession” under jurisdiction of the Bankruptcy Court and in accordance with applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

As part of the “first day” relief, Fleetwood obtained Bankruptcy Court approval for, among other things, payment of employee wage and benefit expenses, including those associated with its workers’ compensation programs that were incurred prior to the filing of the Chapter 11 Cases, and the continuation of certain sales incentive programs, warranty service, cash collateral, and cash management systems. The Bankruptcy Court also approved the Debtors’ proposed procedures for providing adequate assurance of future performance to utilities. In addition, Fleetwood was granted the use of cash collateral on an interim basis. Finally, by order of the Bankruptcy Court entered March 23, 2009, the Debtors obtained interim authorization to honor certain prepetition warranty and sales incentive obligations with respect to its motor home and manufactured housing operations. On March 24, 2009, the Debtors filed an additional motion seeking further relief to pay existing warranty and sales incentive obligations, which was granted by an order entered April 1, 2009.

An order approving the continuation of certain bonding arrangements and the entry into a new post-petition financing and bonding arrangement with respect to Fleetwood’s business of constructing military housing was entered by the Bankruptcy Court on March 23, 2009. Fleetwood also recently received authorization to pay certain prepetition claims of its common carriers and other claims related to goods and materials in transit by order of the Bankruptcy Court, entered March 25, 2009.

Fleetwood also recently sought authorization to pay certain other prepetition claims of critical providers of goods and services to its recreational vehicles and manufactured housing businesses, for which relief was granted by order entered April 10, 2009.

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

Fleetwood has been named in several complaints, some of which are putative class actions, filed against manufacturers of travel trailers and manufactured homes supplied to the Federal Emergency Management Agency (FEMA) to be used for emergency living accommodations in the wake of Hurricane Katrina. The complaints, from numerous individual plaintiffs, were consolidated on November 5, 2007 in a case captioned In re FEMA Trailer Formaldehyde Products Liability Litigation, Case Number MDL 07-1873, in the United States District Court for the Eastern District of Louisiana. The complaints generally allege injury due to the presence of formaldehyde in the units for which the plaintiffs are seeking monetary damages. One bellwether trial against Fleetwood has been scheduled to commence on October 26, 2009. Fleetwood strongly disputes the allegations in these complaints, and intends to vigorously defend itself in all such matters.

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

Item 1A. Risk Factors.

Following are material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended April 27, 2008 and our Quarterly Report on Form 10-Q for the quarter ended October 26, 2008. Investors are encouraged to review those risk factors in detail as well as the risk factors below before making any investment in the Company’s securities.

We filed for reorganization under chapter 11 of the Bankruptcy Code on March 10, 2009 and are subject to the risks and uncertainties associated with chapter 11 proceedings.

For the duration of the Chapter 11 Cases, our operations, including our ability to execute our business plan, are subject to the risks and uncertainties associated with bankruptcy. Risks and uncertainties associated with the Chapter 11 Cases include the following:

•                  our ability to prosecute, confirm and consummate a Plan or Plans of Reorganization (“Plan”), which has not yet been proposed as of the date of this filing;

•                  our ability to consummate strategic sales of our assets or certain business divisions in accordance with the Bankruptcy Code and orders of the Bankruptcy Court;

•                  the actions and decisions of our creditors and other third parties who have interests in the Chapter 11 Cases that may be inconsistent with our plans;

•                  our ability to obtain court approval with respect to motions in the Chapter 11 Cases prosecuted from time to time;

•                  our ability to obtain and maintain normal terms with consultants, vendors and service providers;

•                  our ability to continue to use the cash collateral of our secured lenders under the DIP Credit Agreement;

•                  our ability to obtain and maintain financing necessary to carry out our operations;

•                  interruption or curtailment of the availability of floorplan financing to our dealers necessary to purchase our products;

•                  our ability to maintain contracts that are critical to our operations; and

•                  risks associated with third parties seeking and obtaining court approval to terminate or shorten the exclusivity period for us to confirm a proposed Plan, to appoint a Chapter 11 trustee or to convert our Chapter 11 Cases to Chapter 7 proceedings.

These risks and uncertainties could affect our business and operations in various ways. For example, negative events or publicity associated with the Chapter 11 Cases could adversely affect our revenues and the relationship with our dealers and customers, as well as with vendors and employees, which in turn could adversely affect our operations and financial condition, particularly if the Chapter 11 Cases are unexpectedly protracted. Also, transactions outside the ordinary course of business are subject to the prior approval of the Bankruptcy Court, which may limit our ability to respond timely to certain events or take advantage of certain opportunities.

As a result of the Chapter 11 Cases, realization of assets and liquidation of liabilities are subject to uncertainty. While operating under the protection of the Bankruptcy Code, and subject to Bankruptcy Court approval or otherwise as permitted in the normal course of business, we may sell or otherwise dispose of assets or certain business divisions and liquidate or settle liabilities for amounts other than those reflected in our financial statements. Further, a Plan could materially change the amounts and classifications reported in our consolidated historical financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a Plan.

Because of the risks and uncertainties associated with the Chapter 11 Cases, the ultimate impact that events that occur during these proceedings will have on our business, financial condition and results of operations cannot be accurately predicted or quantified.  Additionally, the result of any confirmed Plan may result in cancellation of our common stock, the sale of all or substantially all of our assets, and/or the failure of the Company to continue as a publicly reporting company, which could cause any investment in the Company to become worthless.

In light of the foregoing, trading in our securities during the Chapter 11 Cases is highly speculative and poses substantial risks. Holders of our securities may have their securities cancelled and in return receive no payment or other consideration, or a payment or other consideration that is less than the par value or the purchase price of such securities.

A long period of operations under chapter 11 protection may harm our business.

A long period of operations under the chapter 11 protection could adversely affect our business and operations. So long as our Chapter 11 Cases continue, our senior management will be required to spend a significant amount of time and effort dealing with the reorganization instead of focusing exclusively on our business operations. A prolonged period of operating under chapter 11 protection may also make it more difficult to attract and retain management and other key personnel necessary to the success and growth of our business. In addition, the longer the Chapter 11 Cases continue, the more likely it is that our contractors and suppliers will lose confidence in our ability to successfully reorganize our businesses and seek to establish alternative commercial relationships.

Furthermore, so long as the Chapter 11 Cases continue, we will be required to incur substantial costs for professional fees and other expenses associated with the administration of the Chapter 11 Cases. A prolonged continuation of the Chapter 11 Cases may also require us to seek additional financing. If we require additional financing during the Chapter 11 Cases and we are unable to obtain the financing on favorable terms or at all, our chances of successfully reorganizing our businesses may be seriously jeopardized, and as a result, any securities in the Company could become devalued or become worthless.

We may not be able to obtain confirmation of a Chapter 11 reorganization plan or consummate strategic assets or business division sales.

To successfully emerge from chapter 11 bankruptcy protection as a viable entity, or even to confirm a liquidation Plan, we must meet certain statutory requirements with respect to adequacy of disclosure with respect to a Plan, soliciting and obtaining the requisite acceptances of the Plan, and fulfilling other statutory conditions for confirmation, which have not occurred to date. We may not receive the requisite acceptances of constituencies in the Chapter 11 Cases to confirm any future Plan. Even if the requisite acceptances of a Plan are received, the Bankruptcy Court may not confirm such a Plan.

If any future Plan is not confirmed by the Bankruptcy Court, it is unclear whether we would be able to reorganize our businesses and what, if anything, holders of claims against us would ultimately receive with respect to their claims.

With Bankruptcy Court approval, it is likely that we will seek to consummate strategic sales of assets and certain business divisions, in which case it is likely that holders of claims would receive substantially different treatment than they would receive if we were to emerge from chapter 11 bankruptcy protection as a viable, reorganized entity.  There can be no assurance that we will be able to consummate strategic sales of our assets or certain business divisions on terms that are favorable to us, or at all, and any such sales outside the ordinary course of business would be subject to Bankruptcy Court approval.

A Plan of Reorganization may result in holders of our common stock receiving no distribution on account of their interests and cancellation of their common stock.

Under the priority scheme established by the Bankruptcy Code, unless creditors agree otherwise, post-petition liabilities and prepetition liabilities must be satisfied in full before stockholders are entitled to receive any distribution or retain any property under a Plan. The ultimate recovery to creditors and/or stockholders, if any, will not be determined until confirmation of a Plan. No assurance can be given as to what values, if any, will be ascribed in the Chapter 11 Cases to each of these constituencies or what types or amounts of distributions, if any, they would receive. A Plan could result in holders of our common stock receiving no distribution on account of their interests and may even result in the cancellation of their existing stock. If certain requirements of the Bankruptcy Code are met, a Plan can be confirmed notwithstanding its rejection by the class comprising the interests of our equity security holders.  At this point, we do not expect creditors to be paid in full under any Plan. Therefore, an investment in our common stock is highly speculative and is likely to become worthless (or be cancelled) in the future without any required approval of consent of such shareholders.

Any interest that shareholders own in the Company may be decreased or diluted due to our final Chapter 11 reorganization and/or our common stock may cease to be publicly traded in the future.

Although we will seek consummate strategic sales of our assets and certain business divisions, the result of our recently filed Chapter 11 Cases may include a corporate restructuring and/or reorganization. While we do not currently know and cannot predict the form or outcome of such restructuring or reorganization, it is likely that our current shareholders will not receive or retain any property or interest on account of their interests and all such interests are expected to be cancelled and extinguished. Further, our common stock may cease to be publicly traded in the future. As a result, current and potential investors should be aware that any interest they hold in the Company is likely to decrease in value and/or be substantially diluted, or become worthless through the bankruptcy proceedings.

Operating under the Bankruptcy Code may restrict our ability to pursue our business strategies.

Under the Bankruptcy Code, all Debtors must obtain Bankruptcy Court approval to, among other things:

•                  sell assets or engage in other actions outside the ordinary course of business;

•                  consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and

•                  obtain financing secured by the debtors’ assets.

In addition, if a trustee is appointed to operate the Company while in Chapter 11 bankruptcy, the trustee would assume control of our assets.

We may be unable to raise the additional capital needed to fund our businesses, which would prevent us from continuing operations, even if substantially all of our debts are discharged through the Chapter 11 Cases.

Even if our debts are reduced or discharged through the Chapter 11 Cases, we may need to raise additional funds through public or private debt or equity financing or other various means to fund our business after the completion of the Chapter 11 Cases. In such a case, adequate funds may not be available when needed or may not be available on favorable terms. If we need to raise additional funds in the future by issuing equity securities and assuming existing stockholders continue to hold shares of common stock after the confirmation of a Plan, dilution to existing stockholders may result, and such securities may have rights, preferences and privileges senior to those of our common stock. We may be unable to raise additional funds by issuing debt due to restrictive covenants contained in our senior debt or other exit financing confirmed as part of a Plan, of which there can be no assurance, which may restrict our ability to expend or raise capital in the future.

The agreements governing our debt contain restrictions that could significantly restrict our ability to operate our business.

Our DIP Credit Agreement contains a number of covenants and other agreements that, among other things, restrict our ability to incur additional indebtedness, pay dividends, make acquisitions or engage in mergers or consolidations and make capital expenditures. Our ability to comply with the covenants, agreements and restrictions contained in our debt instruments may be affected by events beyond our control, including prevailing economic, financial, and industry conditions. In the past, we have had to amend our secured credit facility in order to stay in compliance with its covenants and to facilitate the ongoing operating ability of the Company. There can be no assurance that we would be able to comply with such covenants, agreements, or restrictions in the future or that the final order approving the DIP Credit Agreement will be entered by the Bankruptcy Court.

Item 3. Defaults Upon Senior Securities.

As described in Note 1 to the financial statements included in this Form 10-Q, subsequent to the fiscal quarter ended January 25, 2009, the filing of the Chapter 11 Cases constituted an event of default or otherwise purported to trigger the acceleration of (or the right to accelerate) repayment obligations under a number of Fleetwood’s debt instruments and agreements, including the Prepetition Credit Agreement and the indentures governing the 14% Senior Notes, the 5% convertible senior subordinated debentures and the 6% convertible subordinated debentures. Any efforts by creditors to enforce these repayment obligations are stayed as a result of the Chapter 11 Cases and are subject to the applicable provisions of the Bankruptcy Code.

Additionally, subsequent to receiving interim approval for the DIP Credit Agreement, the Company failed to comply with one of the financial covenants regarding the amount of weekly receipts compared to the approved budget.  This was caused by a timing delay in the collection of certain receivables.  Fleetwood is in the process of attempting to obtain a waiver and an amendment from the DIP Lenders, so it can continue to operate pursuant to a revised approved budget. Fleetwood is in discussions with the DIP Lenders regarding this matter, and also with regard to the financial covenants and a revised budget, and anticipates entering into a waiver and/or an amendment which would likely also modify the covenants. There can be no assurance, however, that Fleetwood will be able to obtain any such waiver or amendment.

Item 6. Exhibits.

No.	Description

4.1

Indenture, dated as of December 12, 2008, relating to 14% Senior Notes due 2011, by and between Fleetwood Enterprises, Inc., the Guarantors and Deutsche Bank Trust Company Americas, as Trustee and Collateral Agent.

10.1

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

10.2

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

10.3

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

10.4

Fourth Amended and Restated Senior Secured Super-Priority Debtor-in-Possession Credit Agreement, dated as of April 1, 2009, among Fleetwood Enterprises, Inc., Fleetwood Holdings Inc. and its subsidiaries listed on the signature pages thereof, Bank of America, N.A., as administrative agent for the lenders party thereto, and the lenders from time to time party thereto. [Incorporated by reference to Exhibit 10.1 to Fleetwood’s Current Report on Form 8-K filed on April 3, 2009.]

10.5

Intercreditor Agreement, dated as of December 12, 2008, among Fleetwood Enterprises, Inc., the Obligators from time to time party thereto, Bank of America, N.A., as Priority Lien Collateral Agent and Deutsche Bank Trust Company Americas, as Trustee under the Indenture and as Collateral Agent.

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

April 20, 2009